Form 10-Q
period 2007-03-31
ICON Leasing Fund Twelve, LLC
filed 2007-06-19
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	March 31, 2007

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission_File_Number	333-138661

ICON Leasing Fund Twelve, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5651009
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

(212) 418-4700
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [] Yes     [x] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. Large accelerated filer [  ]    Accelerated filer [  ]   Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [x] No

Number of outstanding limited liability company shares of the registrant on June 8, 2007 is 6,553.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Condensed Balance Sheets

ASSETS

	(Unaudited)
	March 31,	December 31,
	2007	2006
Cash	$2,000	$2,000

LIABILITIES AND MEMBERS' EQUITY

Commitments and contingencies

Members' equity:
Manager (one share outstanding, $1,000 per share original
issue price)	$1,000	$1,000
Additional Member (one share outstanding,
$1,000 per share original issue price)	1,000	1,000

Total members' equity	$2,000	$2,000

See accompanying notes to condensed financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Financial Statements
March 31, 2007
(Unaudited)

(1)	Basis of Presentation

The accompanying condensed financial statements of ICON Leasing Fund Twelve, LLC (the “LLC”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of ICON Capital Corp. (the “Manager”), all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The results for the interim period are not necessarily indicative of the results for a full year.

(2)	Organization

The LLC was formed on October 3, 2006 as a Delaware limited liability company.  The LLC is engaged in one business segment, the business of purchasing equipment and leasing it to third-party end users, acquiring equipment subject to lease and, to a lesser extent, acquiring ownership rights to items of leased equipment at lease expiration.  The LLC will continue until December 31, 2026, unless terminated sooner.

The Manager was a Connecticut corporation.  Effective as of June 1, 2007, the Manager was reincorporated as a Delaware corporation.  The Manager will manage and control the LLC’s business affairs, including, but not limited to, equipment leases and financing transactions, pursuant to the terms of a limited liability company agreement (the “LLC Agreement”) with the LLC.  The Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

The LLC is currently in its offering period, which commenced on May 7, 2007 and is anticipated to end during May 2009. The initial capitalization of the LLC was $2,000 which consisted of $1,000 from the Manager and $1,000 contributed for a single additional member share from an officer of the Manager. The LLC is offering membership interests on a “best efforts” basis with the current intention of raising up to $410,800,000 of capital, consisting of 412,000 shares of limited liability interests, of which 12,000 have been reserved for the LLC’s Distribution Reinvestment Plan.  Upon raising the minimum of $1,200,000, Additional Members were admitted.  “Additional Members” represent all members other than the Manager.

With the proceeds from membership interests sold, the LLC intends to invest in equipment subject to leases and in residual ownership rights in leased equipment and establish a cash reserve. After the net offering proceeds are invested, additional investments will be made with the cash generated from the LLC’s initial investments, to the extent that cash is not needed for expenses, reserves or distributions to members. The investment in additional equipment in this manner is called “reinvestment.”  After the reinvestment period, the LLC will then sell its assets in the ordinary course of business, a time frame called the “liquidation period.”

During the offering period, the LLC will pay sales commissions to third parties. The LLC will also make payments to the Manager and its affiliates for various fees.

(3)	Summary of Significant Accounting Policies

Cash

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less when purchased.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Financial Statements
March 31, 2007
(Unaudited)

(3)	Summary of Significant Accounting Policies - continued

Share Redemption

The LLC may, at its discretion, redeem shares from a limited number of its additional members, as provided for in its LLC Agreement. The redemption price for any shares approved for redemption is based upon a formula, as provided for in the LLC Agreement.  Additional Members are required to hold their shares for at least one year before redemptions will be permitted.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(4)	Transactions with Related Parties

The LLC has entered into certain agreements with its Manager and ICON Securities Corp. (“ICON Securities”), a wholly-owned subsidiary of the Manager, whereby the LLC pays certain fees and reimbursements to these parties.  The Manager is entitled to receive an organizational and offering expense allowance of 3.5% of capital raised up to $50,000,000, 2.5% of capital raised between $50,000,001 and $100,000,000, 1.5% of capital raised between $100,000,001 and $200,000,000, 1.0% of capital raised between $200,000,001 and $250,000,000 and .5% of capital raised over $250,000,000.  ICON Securities is entitled to receive a 2% underwriting fee from the gross proceeds from sales of shares to the additional members.

In accordance with the terms of these agreements, the LLC will pay the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the LLC or through its joint ventures, and (ii) acquisition fees, through the end of the operating period, of 3% of the gross value of the LLC’s acquisition transactions.  In addition, the Manager will be reimbursed for administrative expenses incurred in connection with the LLC’s operations.

The Manager will perform certain services relating to the management of the LLC’s equipment leasing activities.  Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

Administrative expense reimbursements are costs incurred by the Manager or its affiliates that are necessary to the LLC’s operations.  These costs include the Manager’s and its affiliates’ legal, accounting, investor relations and operations personnel, as well as professional fees and other costs, that are charged to the LLC based upon the percentage of time such personnel dedicate to the LLC.  Excluded are salaries and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager.

The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Financial Statements
March 31, 2007
(Unaudited)

(5)	Subsequent Events

Initial Closing Date

The LLC’s initial closing date was May 25, 2007, the date at which the LLC had raised $1,200,000.  During the period from May 7, 2007 to June 8, 2007, the LLC sold 6,553 member shares, raised $6,552,390 and admitted 156 Additional Members.  Through June 8, 2007, the LLC has paid or accrued $522,167 of sales commissions to third parties, $229,334 of organizational and offering expenses to the Manager, and $131,048 of underwriting fees to ICON Securities.

Item 2. Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position. This discussion should be read together with our Prospectus dated May 7, 2007 contained in our Registration Statement on Form S-1, as amended.

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON Leasing Fund Twelve, LLC.

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expects,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

Overview

We are an equipment leasing business formed on October 3, 2006.  We will primarily engage in the business of purchasing equipment and leasing it to third-party end users, acquiring equipment subject to lease and, to a lesser extent, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases will be acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases.  The majority of the purchase price of our other equipment leases will be financed, so these leases will generate little or no current cash flow because substantially all of the rental payments received from the lessees will be paid to lenders. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment.

With the proceeds from membership interests sold, we intend to invest in equipment subject to leases and in residual ownership rights in leased equipment and establish a cash reserve.  After the net offering proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not needed for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called "reinvestment." We anticipate purchasing equipment from time to time for the next five years. This time frame is called the "operating period" and may be extended, at the sole discretion of our Manager, for up to an additional three years.  After the operating period, we will then sell our assets in the ordinary course of business, a time frame called the "liquidation period."

Liquidity and Capital Resources

Sources and Uses of Cash

At March 31, 2007, we had cash of $2,000.  We will establish working capital reserves of approximately 0.5% of the gross offering proceeds. After the Initial Closing Date, we will continue to sell our membership interests (“Shares”). We will use the net proceeds of the offering to purchase various types of equipment that will typically be leased at the time of purchase. The leases will generally be with lessees that our Manager determines are creditworthy and are located in North America, Europe and other developed markets, including those in Asia, South America and elsewhere.

The majority of our investments will be the outright purchase of equipment that will be subject to lease.  From this type of investment, we will be legally entitled to receive rental payments from leasing the equipment and, as owner of the equipment, may sell or re-lease it at lease expiration.  We will purchase equipment subject to lease either directly or through subsidiary entities.  We may, in some cases, jointly purchase equipment with other businesses our Manager sponsors and manages or with unaffiliated third parties.  In such cases, we may co-own a joint venture with other parties.

We will seek to acquire a portfolio of equipment leases that is comprised of both (a) transactions that provide current cash flow in the form of rental payments made directly to us, and (b) transactions where the cash flow in the form of rental payments has been pledged or assigned, in whole or in part, to a lender. We refer to current cash flow leases which we acquire for cash as income leases.  We call leases where a substantial portion of the cash flow (and perhaps a portion of the expected residual value of the equipment) has been pledged or assigned to a lender as growth leases (also known within the equipment leasing industry as leveraged leases). We expect that most of the indebtedness incurred by us to pay a portion of the purchase price for growth leases will be non-recourse to our other assets, meaning that in the event the lender is not paid, our other assets would not be at risk as a source of payment; only the particular item or items of financed equipment would be at risk.

As additional Shares are sold, we will experience a relative increase in liquidity as cash is received and then a relative decrease in liquidity as cash is expended to acquire equipment subject to leases, purchase equipment and lease it to third-party end users and, to a lesser degree, acquire ownership rights to items of leased equipment upon expiration of the lease.

However, unanticipated or greater than anticipated operating costs or losses (including a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital reserves may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by operating and financing activities. We may participate with other programs sponsored by our Manager in a recourse debt facility to provide temporary financing. In addition, we may use a portion of cash on hand to re-establish working capital reserves. Our Manager has no intent to fund any cash flow deficit of ours or provide other financial assistance to us.

During the period from May 7, 2007 to June 8, 2007, we sold 6,553 Shares, representing $6,552,390 of capital contributions.  We admitted 156 Additional Members.  Through June 8, 2007, the LLC has paid or accrued $522,167 of sales commissions to third parties, $229,334 of organizational and offering expenses to the Manager, and $131,048 of underwriting fees to ICON Securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosure related to these items since the filing of our Prospectus dated May 7, 2007 contained in our Registration Statement on Form S-1, as amended.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2007, as well as the financial statements and Quarterly Reports on Form 10-Q for the period ended March 31, 2007 for our affiliates, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

While evaluating our Manager’s disclosure controls and procedures in prior periods, our Manager recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our Manager to hire additional skilled accounting staff to support the senior vice president of accounting hired by our Manager at the end of the third quarter of 2004.  In addition, our Manager hired two additional accounting staff members during 2005 who are certified public accountants and are experienced with public reporting entities. Subsequently in 2006, our Manager hired an additional accounting staff member during 2006 who is a certified public accountant and is experienced with public reporting entities.  Subsequently, in 2007 our Manager hired (i) two additional senior accountants with more than 16 and 9 years, respectively, of experience with public reporting entities, the most senior of those accountants having assumed the responsibilities of the Senior Vice President of Accounting and (ii) two additional accountants that are experienced with public reporting entities.  Our Manager will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our Manager’s opinion, to ensure the adequacy of our Manager’s disclosure controls and procedures.

In designing and evaluating our Manager’s disclosure controls and procedures, our Manager recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our Manager’s disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

Our Manager’s Chief Executive Officer and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this report.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of conducting our business, there may be certain claims, suits and complaints filed against us.  In the opinion of management, the outcome of such matters, if any, will not have a material impact on our financial position.  No material legal proceedings are currently pending or threatened, to our knowledge, against us or against any of our assets.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Prospectus dated May 7, 2007 contained in our Registration Statement on Form S-1, as amended.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the 2007 Quarter.

Item 5.  Other Information

Not applicable.

Item 6. Exhibits

3.1
Certificate of Formation of ICON Leasing Fund Twelve, LLC. Exhibit 3.1 to the Registration Statement on Form S-1 filed with the SEC on November 13, 2006 (File No. 333-138661), is incorporated herein by reference.

4.1	ICON Leasing Fund Twelve, LLC Limited Liability Company Agreement. Exhibit A to the Prospectus filed with the SEC on May 8, 2007 (File No. 333-138661), is incorporated herein by reference.

31.1	Certification of Chairman and Chief Executive Officer.

31.2	Certification of Executive Vice President and Principal Financial and Accounting Officer.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Leasing Fund Twelve, LLC File No. 333-138661 (Registrant) by its Manager, ICON Capital Corp.

Date: June 19, 2007

/s/ Thomas W. Martin
Thomas W. Martin
Chairman, Chief Executive Officer and President of the Manager
(Principal Executive Officer)
ICON Capital Corp.
Manager of ICON Leasing Fund Twelve, LLC

Date: June 19, 2007

/s/ Michael A. Reisner
Michael A. Reisner
Director, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Leasing Fund Twelve, LLC

9