Form 10-Q
period 2007-06-30
ICON Leasing Fund Twelve, LLC
filed 2007-08-13
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	June 30, 2007

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission_File_Number_	333-138661

ICON Leasing Fund Twelve, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5651009
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

(212) 418-4700
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes     [] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. Large accelerated filer [  ]    Accelerated filer [  ]   Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [x] No

Number of outstanding limited liability company shares of the registrant on July 31, 2007 is 28,701.

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Balance Sheets

ASSETS
	June 30,
	2007	December 31,
	(unaudited)	2006

Cash and cash equivalents	$7,278,461	$2,000

Net investments in operating leases	7,314,466	-

Restricted cash	372,300
Other assets	89,764	-

Total assets	$15,054,991	$2,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities:

Accounts payable and other liabilities	$114,825	$-
Additional members pending subscriptions	372,300	-
Due to Manager and affiliates	325,201	-

Total liabilities	812,326	-

Commitments and contingencies

Members' equity:
Manager (one share outstanding, $1,000 per share original
issue price)	(1,071)	1,000
Additional Members (16,702 shares outstanding,
$1,000 per share original issue price)	14,243,736	1,000

Total members' equity	14,242,665	2,000

Total liabilities and members' equity	$15,054,991	$2,000

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statement of Operations
Period from May 25, 2007 (Commencement of Operations) through June 30, 2007
(unaudited)

Revenue:
Rental income	$7,503
Interest income	13,755

Total revenue	21,258

Expenses:
Depreciation	7,841
Administrative expense reimbursements - Manager	191,327
General and administrative	22,945

Total expenses	222,113

Net loss	$(200,855)

Net loss allocable to:
Additional Members	$(198,846)
Manager	(2,009)

$(200,855)

Weighted average number of additional
member shares outstanding	8,429

Net loss per weighted average
additional member share	$(23.59)

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statement of Changes in Members' Equity
Period from May 25, 2007 (Commencement of Operations) through June 30, 2007
(unaudited)

	Additional
	Member	Additional	Managing
	Shares	Members	Member	Total
Balance, May 25, 2007	1	$1,000	$1,000	$2,000

Proceeds from issuance of additional
members shares	16,701	16,700,631	-	16,700,631
Sales and offering expenses	-	(2,252,926)	-	(2,252,926)
Cash distributions to members	-	(6,123)	(62)	(6,185)
Net loss	-	(198,846)	(2,009)	(200,855)

Balance, June 30, 2007	16,702	$14,243,736	$(1,071)	$14,242,665

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statement of Cash Flows
Period from May 25, 2007 (Commencement of Operations) through June 30, 2007
(unaudited)

Cash flows from operating activities:
Net loss	$(200,855)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	7,841
Changes in operating assets and liabilities:
Other assets	(89,764)
Accounts payable and other liabilitites	114,825
Due to Manager and affiliates	192,156

Net cash provided by operating activities	24,203

Cash flows from investing activities:
Investments in leased assets	(7,322,307)

Cash flows from financing activities:
Issuance of additional member shares, net of sales and offering expenses paid	14,447,705
Due to Manager and affiliates	133,045
Cash distributions to members	(6,185)

Net cash provided by financing activities	14,574,565

Net increase in cash and cash equivalents	7,276,461

Cash and cash equivalents, beginning of the period	2,000

Cash and cash equivalents, end of the period	$7,278,461

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

(1)	Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of ICON Leasing Fund Twelve, LLC (the “LLC”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of ICON Capital Corp. (the “Manager”), all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The results for the interim period are not necessarily indicative of the results for a full year.

The condensed consolidated financial statements include the accounts of the LLC and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The LLC accounts for its noncontrolling interests in joint ventures where the LLC has influence on financial and operational matters, generally greater than 5% and less than 50% interest, under the equity method of accounting. In such cases, the LLC's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. The LLC accounts for investments in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, the LLC's original investments are recorded at cost and any distributions received are recorded as revenue.  All of the LLC's investments in joint ventures are subject to its impairment review policies.

In joint ventures where the LLC’s interest is majority owned, the financial condition and results of operations of the joint venture are consolidated.  Minority interest represents the minority owner’s proportionate share of its equity in the joint venture. The minority interest is adjusted for the minority owner’s share of the earnings, losses and distributions of the joint venture.

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

The Manager of the LLC was a Connecticut corporation.  Effective June 1, 2007, the Manager was reincorporated as a Delaware corporation.  The Manager manages and controls the LLC’s business affairs, including, but not limited to, the equipment leases and financing transactions, pursuant to the terms of a limited liability company agreement (the “LLC Agreement”) with the LLC.  The Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

The LLC is currently in its offering period, which commenced on May 7, 2007 and is anticipated to end during May 2009. The LLC is in the process of raising capital and acquiring assets.  The initial capitalization of the LLC was $2,000, which consisted of $1,000 from the Manager and $1,000 contributed for a single additional member share from an officer of the Manager. The LLC is offering membership interests on a “best efforts” basis with the current intention of raising up to $410,800,000 of capital, consisting of 412,000 shares of limited liability interests, of which 12,000 have been reserved for the LLC’s Distribution Reinvestment Plan.  The Distribution Reinvestment Plan allows Additional Members to purchase additional member shares with distributions received from the LLC.  Upon raising the minimum of $1,200,000, Additional Members were admitted.  “Additional Members” represent all members other than the Manager.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

(2)	Organization - continued

The LLC’s initial closing date was May 25, 2007 (the “Commencement of Operations”), the date at which the LLC had raised $1,200,000.  During the period from May 7, 2007 to June 30, 2007, the LLC sold 16,701 additional member shares, representing $16,700,631 of capital contributions and admitted 437 Additional Members.  Beginning with the Commencement of Operations, the LLC has been paying sales commissions to third parties. The LLC has also been making payments to the Manager and its affiliates for various fees.  These sales commissions and fees paid to the Manager and its affiliate are recorded as a reduction to the LLC’s equity.  Through June 30, 2007, the LLC has paid or accrued $1,335,626 of sales commissions to third parties, $583,804 of organizational and offering expenses to the Manager, and $333,496 of underwriting fees to ICON Securities Corp. (“ICON Securities”), an entity owned by the Manager.

With the proceeds from member shares sold, the LLC intends to invest in equipment subject to leases and in residual ownership rights in leased equipment and establish a cash reserve. After the net offering proceeds are invested, additional investments will be made with the cash generated from the LLC’s initial investments, to the extent that cash is not needed for expenses, reserves or distributions to members. The investment in additional equipment in this manner is called “reinvestment.”  After the reinvestment period, the LLC will then sell its assets in the ordinary course of business, a time frame called the “liquidation period.”

(3)	Summary of Significant Accounting Policies

The following is a discussion of the LLC’s accounting policies that are currently being followed or expected to be followed:

Cash and cash equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less when purchased.

Investment in Operating Leases

Investments in operating leases are stated at cost less accumulated depreciation.  Depreciation is calculated using the straight-line method over the term of the related equipment lease to its estimated residual value at lease end.  Upon the final disposition of the equipment, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in the consolidated statement of operations. Revenues from operating leases are recognized on a straight line basis over the lives of the related leases.

Asset Impairments

The LLC's asset portfolio will be periodically reviewed, at least annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, the LLC will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, an impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

(3)	Summary of Significant Accounting Policies- continued

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender.  Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits its rental payments directly to the lender and the LLC does not recover its residual position until the non-recourse note payable is repaid in full.

Revenue Recognition

The LLC leases equipment to third parties, which may be classified as either a finance lease or an operating lease, which is determined based upon the terms of each lease.  Initial direct costs are capitalized and amortized over the term of the related lease for a finance lease.  For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

For finance leases, the LLC records, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual value minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight line basis over the lease term.  Billed and uncollected operating lease receivables are included in rents receivable.  Deferred income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

Share Redemption

The LLC may, at its discretion, redeem shares from a limited number of its additional members, as provided for in its LLC Agreement. The redemption price for any shares approved for redemption is based upon a formula, as provided for in the LLC Agreement.  Additional Members are required to hold their shares for at least one year before redemptions will be permitted.

Per Share Data

Net loss per share is based upon the weighted average number of additional member shares outstanding during the period.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

(3)	Summary of Significant Accounting Policies- continued

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(4)	Investments in Operating Leases

On June 28, 2007, the LLC, through its wholly-owned subsidiary, ICON Global Crossing IV, LLC (“ICON Global Crossing IV”), purchased state-of-the-art telecommunications equipment for $7,007,868. This equipment is subject to a lease with Global Crossing Telecommunications, Inc.  (“Global Crossing”).  ICON Global Crossing IV will collect interim rent of $2,501 per day until commencement of the base term, at which time the basic rent becomes $169,941 per month.  The base lease term is 48 months, and will commence no later than January 1, 2008.  The LLC incurred professional fees of $104,203 relating to this transaction.  The LLC also paid an acquisition fee to the Manager of $210,236 relating to this transaction, and an additional approximately $90,000 as a prepayment for future equipment purchases.

(5)	Revolving Loan Facility – Recourse

On August 31, 2005, certain of the LLC’s affiliates (entities sponsored and organized by the Manager), ICON Income Fund Eight B, L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC, (“Fund Nine”),  ICON Income Fund Ten, LLC (“Fund Ten”) and ICON Leasing Fund Eleven, LLC (“Fund Eleven”) (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Loan Agreement"), with California Bank & Trust (the “Lender”). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at June 30, 2007. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement") pursuant to which the Borrowers agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected free cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such and (ii) 50% of the net worth of such Borrower.  The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at June 30, 2007.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

5)	Revolving Loan Facility – Recourse – continued

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The changes to the Loan Agreement are an extension of the Facility from August 31, 2007 to September 30, 2008 and the lowering of (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve.  The interest rate at June 30, 2007 was 8.25%.

On June 20, 2007, the LLC became a permitted borrower under, and party to, the Loan Agreement, the Contribution Agreement and the Loan Modification.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,755,000 at June 30, 2007.  The LLC currently has no borrowings under the Facility and no amounts are due to or payable by the LLC under the Contribution Agreement.

(6)	Transactions with Related Parties

The LLC has entered into certain agreements with its Manager and ICON Securities, whereby the LLC pays certain fees and reimbursements to these parties.  The Manager is entitled to receive organizational and offering expense allowance of 3.5% of capital raised up to $50,000,000, 2.5% of capital raised between $50,000,001 and $100,000,000, 1.5% of capital raised between $100,000,001 and $200,000,000, 1.0% of capital raised between $200,000,001 and $250,000,000 and 0.5% of capital raised over $250,000,000.  ICON Securities is entitled to receive a 2% underwriting fee from the gross proceeds from sales of shares to the Additional Members.

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

(6)	Transactions with Related Parties – continued

The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds. The LLC paid distributions to the Manager of $62 for the period from May 25, 2007 (Commencement of Operations) to June 30, 2007.  The Manager’s interest in the LLC’s net loss for the period from May 25, 2007 (Commencement of Operations) to June 30, 2007 was $2,009.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the period from May 25, 2007 (Commencement of Operations) to June 30, 2007, are as follows:

Entity	Capacity	Description	2007
ICON Capital Corp.	Manager	Organizational and
		offering expenses (1)	$583,804
ICON Securities Corp.	Dealer Manager	Underwriting fees (1)	$333,496
ICON Capital Corp.	Manager	Acquisition fees (2)	$210,236
ICON Capital Corp.	Manager	Administrative fees (3)	$191,327

(1) Amount charged directly to members' equity.
(2) Amount capitalized and amortized to operations.
(3) Amount charged directly to operations.

At June 30, 2007, the LLC had a payable due to its Manager and affiliates of $325,201.  The Manager was due $276,632, which is comprised of $191,327 of administrative expense reimbursements, $84,665 of organizational and offering expenses and $640 for operating costs paid by the Manager.  ICON Securities was due $48,380 for underwriting fees.

From July 1, 2007 to July 31, 2007, the LLC raised an additional $11,619,982 of additional member contributions.  During this period, the LLC has paid or accrued organizational and offering expenses to the Manager of $406,699 and underwriting fees to ICON Securities of $231,046.

(7)	Recent Accounting Pronouncements

The Manager does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

(8)	Subsequent Event

 On July 24, 2007, the LLC and Fund Ten, formed ICON Mayon, LLC (“ICON Mayon”), with interests of 49% and 51%, respectively. ICON Mayon purchased one Aframax 98,507 DWT product tanker - the Mayon Spirit – from an affiliate of Teekay Corporation (“Teekay”). The purchase price for the Mayon Spirit was approximately $40,250,000, comprised of (i) the capital contribution to ICON Mayon of approximately $15,312,000 and (ii) borrowings of approximately $24,938,000 of non-recourse indebtedness under a secured loan agreement with Fortis Capital Corp. In addition ICON Mayon paid an arrangement fee to Fortis Capital Corp. of approximately $187,000, and paid the LLC an acquisition fee to the Manager of approximately $592,000 relating to this transaction. Simultaneously with the closing of the purchase of the Mayon Spirit, the Mayon Spirit was bareboat chartered back to Teekay for a term of four years.  The charter commenced on July 24, 2007.

Item 2.   Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position.  This discussion should be read together with our Prospectus dated May 7, 2007 contained in our Registration Statement on Form S-1, as amended.

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON Leasing Fund Twelve, LLC and its consolidated subsidiaries.

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

Overview

We operate as an equipment leasing program formed on October 3, 2006.  We began active operations on May 25, 2007.  We primarily engage in the business of purchasing equipment and leasing it to third-party end users, acquiring equipment subject to lease and, to a lesser extent, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases will be acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases.  The majority of the purchase price of our other equipment leases will be financed, so these leases will generate little or no current cash flow because substantially all of the rental payments received from the lessees will be paid to lenders. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment.

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

Lease and Other Significant Transactions

Telecommunications Equipment

On June 28, 2007, through our wholly-owned subsidiary, ICON Global Crossing IV, LLC ("ICON Global Crossing IV"), we purchased state-of-the-art telecommunications equipment for approximately $7,008,000. This equipment is subject to a lease with Global Crossing Telecommunications, Inc.  The base lease term is 48 months, and commences on January 1, 2008.  ICON Global Crossing IV will collect interim rent until commencement of the base term.

Results of Operations for the Period from May 25, 2007 (Commencement of Operations) through June 30, 2007 (“2007 Period”)

We are currently in our offering period.  The minimum offering of $1,200,000 was achieved on May 25, 2007 (Commencement of Operations), and from our Commencement of Operations through June 30, 2007, we have raised total equity of $16,700,631.  Investors from the State of Pennsylvania may not be admitted until we have raised total equity of $20,000,000.  The $20,000,000 minimum offering for Pennsylvania was achieved on July 13, 2007.  With the net proceeds from our offering, we anticipate acquiring both income leases and growth leases.  As our leases expire, we may sell the equipment and reinvest the proceeds in additional equipment subject to leases or re-lease the equipment.  We anticipate incurring both gains and losses on the sales of equipment during our operating period. Additionally, we expect to see rental income and finance income increase, as well as related expenses such as depreciation and amortization expense and interest expense.  We anticipate that the fees we pay our Manager to operate and manage our business portfolio will increase during this period as our Manager will be spending a greater portion of its time managing our portfolio.

Total revenue for the 2007 Period was approximately $21,000 and was comprised of rental income of approximately $7,000 and interest income of approximately $14,000.

Total expenses for the 2007 Period were approximately $222,000 and were comprised of depreciation and amortization of approximately $8,000, administrative expense reimbursements – Manager of approximately $191,000 and general and administrative expenses of approximately $23,000.

Administrative expense reimbursements are costs incurred by our Manager or its affiliates that are necessary to our operations.  These costs include our Manager’s and its affiliates’ legal, accounting, investor relations and operations personnel, as well as professional fees and other costs, that are charged to us based upon the percentage of time such personnel dedicate to us.  Excluded are salaries and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in our Manager.

Net Loss

As a result of the foregoing factors, the net loss for the 2007 Period was $200,855.  The net loss per weighted average number of additional members’ share for the 2007 Period was $23.59.

Liquidity and Capital Resources

Sources and Uses of Cash

At June 30, 2007, we had cash and cash equivalents of $7,278,461.  We will establish working capital reserves of approximately 0.5% of the gross offering proceeds from the sale of our membership interests (“Shares”). We are offering our Shares on a “best efforts” basis with the current intention of raising up to $410,800,000.  We will use the net proceeds of the offering to purchase various types of equipment. The leases will generally be with lessees that our Manager determines are creditworthy and are located in North America, Europe and other developed markets, including those in Asia, South America and elsewhere.

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

During the period from May 7, 2007 to June 30, 2007, we sold 16,701 Shares, representing $16,700,631 of capital contributions.  We admitted 437 Additional Members.  Through June 30, 2007, we have paid or accrued $1,335,626 of sales commissions to third parties, $583,804 of organizational and offering expenses to the Manager, and $333,496 of underwriting fees to ICON Securities.

Financings and Borrowings

Revolving Loan Facility

On August 31, 2005, certain of our affiliates (entities sponsored and organized by the Manager), ICON Income Fund Eight B, L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC, (“Fund Nine”),  ICON Income Fund Ten, LLC (“Fund Ten”) and ICON Leasing Fund Eleven, LLC (“Fund Eleven”) (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Loan Agreement"), with California Bank & Trust (the “Lender”). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at June 30, 2007. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement") pursuant to which the Borrowers agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected free cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such and (ii) 50% of the net worth of such Borrower.  The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at June 30, 2007.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The changes to the Loan Agreement are an extension of the Facility from August 31, 2007 to September 30, 2008 and the lowering of (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve.  The interest rate at June 30, 2007 was 8.25%.

On June 20, 2007, we became a permitted borrower under, and party to, the Loan Agreement, the Contribution Agreement and the Loan Modification.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,755,000 at June 30, 2007.  We currently have no borrowings under the Facility and no amounts are due to or payable by us under the Contribution Agreement.

Distributions

We pay monthly distributions to our members beginning with the first month after the additional members’ admission and continue to pay such distributions until the termination of the operating period.  We paid distributions to our additional members of $6,123 for the 2007 Period.  We paid distributions to our Manager of $62 for the 2007 Period.

Contractual Obligations and Commitments

We are a party to the Facility as discussed in the financing and borrowings section above. We have no borrowings under the Facility at June 30, 2007.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosure related to these items since the filing of our Prospectus dated May 7, 2007 contained in our Registration Statement on Form S-1, as amended.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2007, as well as the condensed consolidated financial statements and Quarterly Reports on Form 10-Q for the period ended June 30, 2007 for our affiliates, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

While evaluating our Manager’s disclosure controls and procedures during 2006, our Manager recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our Manager to hire additional skilled accounting staff. In response, our Manager hired several additional accounting staff members who are certified public accountants and/or are experienced with public reporting entities, including three additional senior accountants with more than 16, 10 and 9 years, respectively, of experience with public reporting entities, the most senior of those accountants having assumed the responsibilities of the senior vice president of accounting. Our Manager will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our Manager’s opinion, to ensure the adequacy of our Manager’s disclosure controls and procedures.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

From May 7, 2007 through June 30, 2007, we have raised $16,700,631 of capital contributions. For the period from May 25, 2007 (Commencement of Operations) through June 30, 2007, we have paid or accrued sales commissions to unrelated third parties of $1,335,626, underwriting commissions to ICON Securities Corp., an affiliate of our Manager, of $333,496 and organizational and offering fees paid to our Manager of $583,804.

From July 1, 2007 through July 31, 2007, we have raised an additional $11,619,982 of capital contributions.  For the period from July 1, 2007 through July 31, 2007, we have paid or accrued  sales commissions to unrelated third parties of $881,558, underwriting commissions to ICON  Securities Corp., an affiliate of our Manager, of $231,046 and organizational and offering fees to our Manager of $406,699.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the 2007 Period.

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

10.1
Commercial Loan Agreement dated as of August 31, 2005 between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC. Exhibit 10.1 our Current Report on Form 8-K, dated June 25, 2005, is incorporated herein by reference.

10.2
Loan Modification Agreement dated as of December 26, 2006 between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC. Exhibit 10.2 our Current Report on Form 8-K, dated June 25, 2005, is incorporated herein by reference.

10.3
Loan Modification Agreement dated as of June 20, 2007 between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC. Exhibit 10.3 our Current Report on Form 8-K, dated June 25, 2005, is incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) certifications.

31.2	Rule 13a-14(a)/15d-14(a) certifications.

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Leasing Fund Twelve, LLC File No. 333-138661 (Registrant) by its Manager, ICON Capital Corp.

Date: August 13, 2007

/s/ Thomas W. Martin
Thomas W. Martin
Chairman, Chief Executive Officer and President of the Manager
(Principal Executive Officer)
ICON Capital Corp.
Manager of ICON Leasing Fund Twelve, LLC

Date: August 13, 2007

/s/ Michael A. Reisner
Michael A. Reisner
Director, Executive Vice President and Chief Financial Officer of the Manager
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Leasing Fund Twelve, LLC

18