Form 10-Q
period 2007-09-30
ICON Leasing Fund Twelve, LLC
filed 2007-11-13
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	September 30, 2007

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission_File_Number_	333-138661

ICON Leasing Fund Twelve, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5651009
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

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

Number of outstanding limited liability company shares of the registrant on October 31, 2007 is 67,778.

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Balance Sheets

Assets
	September 30,
	2007	December 31,
	(unaudited)	2006
Current assets
Cash and cash equivalents	$9,230,308	$2,000
Current portion of net investment in finance leases	2,274,180	-
Other current assets	122,805	-

Total current assets	11,627,293	2,000

Non-current assets
Net investments in finance leases, less current portion	14,268,247	-
Leased equipment at cost, (less accumulated depreciation of
$504,928 and $0)	55,877,524	-
Notes receivable on financing facility, net	3,154,875
Other non-current assets, net	320,608	-

Total non-current assets	73,621,254	-

Total Assets	$85,248,547	$2,000

Liabilities and Members' Equity

Current liabilities
Current portion of non-recourse long-term debt	$4,815,930	$-
Interest rate swap contracts	372,184	-
Revolving line of credit, recourse	5,000,000	-
Due to Manager and affiliates	1,074,507	-
Accrued expenses and other liabilities	392,248	-

Total current liabilities	11,654,869	-

Non-current liabilities
Non-recourse long-term debt, net of current portion	19,250,058	-

Total Liabilities	30,904,927	-

Minority Interest	7,549,567	-

Commitments and contingencies

Members' Equity
Manager	(8,982)	1,000
Additional Members	46,992,873	1,000
Accumulated other comprehensive loss	(189,838)	-

Total Members' Equity	46,794,053	2,000

Total Liabilities and Members' Equity	$85,248,547	$2,000

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Twelve, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Operations
(unaudited)

		Period from
		May 25, 2007
		(Commencement of
	Three Months Ended	operations) through
	September 30, 2007	September 30, 2007
Revenue:
Rental income	$1,192,828	$1,200,331
Finance income	241,991	241,991
Interest and other income	132,082	145,837

Total revenue	1,566,901	1,588,159

Expenses:
General and administrative	173,177	196,122
Depreciation and amortization	555,582	563,423
Management fees - Manager	40,619	40,619
Administrative expense reimbursements - Manager	548,229	739,556
Interest	303,743	303,743
Minority interest	183,832	183,832

Total expenses	1,805,182	2,027,295

Net loss	$(238,281)	$(439,136)

Net loss allocable to:
Additional Members	$(235,898)	$(434,744)
Manager	(2,383)	(4,392)

	$(238,281)	$(439,136)

Weighted average number of additional
member shares outstanding	35,878	28,005

Net loss per weighted average
additional member share	$(6.58)	$(15.52)

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statement of Changes in Members' Equity
(unaudited)

	Additional			Accumulated Other
	Member	Additional	Managing	Comprehensive
	Shares	Members	Member	(Loss)	Total
Opening balance, May 25, 2007	1	$1,000	$1,000	$-	$2,000

Proceeds from issuance of
additional members shares	16,701	16,700,631	-	-	16,700,631
Sales and offering expenses	-	(2,252,926)	-	-	(2,252,926)
Cash distributions to members	-	(6,123)	(62)	-	(6,185)
Net loss	-	(198,846)	(2,009)	-	(200,855)

Period ended, June 30, 2007	16,702	14,243,736	(1,071)	-	14,242,665

Proceeds from issuance of
additional members shares	38,709	38,662,571	-	-	38,662,571
Sales and offering expenses	-	(5,125,187)	-	-	(5,125,187)
Cash distributions to members	-	(552,349)	(5,528)	-	(557,877)
Change in valuation of interest
rate swap contracts	-	-	-	(189,838)	(189,838)
Net loss	-	(235,898)	(2,383)	-	(238,281)

Period ended, September 30, 2007	55,411	$46,992,873	$(8,982)	$(189,838)	$46,794,053

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statement of Cash Flows
Period from May 25, 2007 (Commencement of Operations) through September 30, 2007
(unaudited)

Cash flows from operating activities:
Net loss	$(439,136)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Rental income paid directly to lenders by lessees	(1,170,468)
Finance income	(241,991)
Depreciation and amortization	563,423
Interest expense on non-recourse financing paid directly
to lenders by lessees	164,555
Minority interest	183,832
Changes in operating assets and liabilities:
Collection of principal - financed receivables	276,122
Other assets	(125,337)
Accrued expenses and other liabilitites	392,248
Due to Manager and affiliates	536,351

Net cash provided by operating activities	139,599

Cash flows from investing activities:
Purchase of equipment	(47,496,372)
Investment in notes receivable	(3,475,507)

Net cash used in investing activities	(50,971,879)

Cash flows from financing activities:
Issuance of additional member shares, net of sales and offering expenses paid	48,076,545
Proceeds from revolving line of credit	5,000,000
Investments by minority interests in joint venture	7,548,105
Cash distributions to members	(564,062)

Net cash provided by financing activities	60,060,588

Net increase in cash and cash equivalents	9,228,308

Cash and cash equivalents, beginning of the period	2,000

Cash and cash equivalents, end of the period	$9,230,308

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Twelve LLC
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows
Period from May 25, 2007 (Commencement of Operations) through September 30, 2007
(unaudited)

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt
paid directly to lenders by lessees	$1,173,000

Non-cash portion of equipment purchased with non-recourse debt	$24,938,433

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
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

The LLC accounts for its noncontrolling interests in joint ventures where the LLC has influence over financial and operational matters, generally greater than 5% but less than 50% ownership interest, under the equity method of accounting. In such cases, the LLC's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. The LLC accounts for investments in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, the LLC's original investments are recorded at cost and any distributions received are recorded as revenue.  All of the LLC's investments in joint ventures are subject to its impairment review policies.

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

The LLC was formed on October 3, 2006 as a Delaware limited liability company.  The LLC is engaged in one business segment, the business of purchasing equipment and leasing it to third-party end users, equipment financing, acquiring equipment subject to lease and, to a lesser extent, acquiring ownership rights to items of leased equipment at lease expiration.  The LLC will continue until December 31, 2026, unless terminated sooner.

The Manager of the LLC was a Connecticut corporation.  Effective June 1, 2007, the Manager was reincorporated as a Delaware corporation.  The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and financing transactions that the LLC enters into pursuant to the terms of the LLC’s limited liability company agreement (the “LLC Agreement”).  Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(2)	Organization - continued

The LLC is currently in its offering period, which commenced on May 7, 2007 and is anticipated to end during May 2009. The LLC is in the process of raising capital and acquiring assets.  The initial capitalization of the LLC was $2,000, which consisted of $1,000 from the Manager and $1,000 contributed for a single additional member share from an officer of the Manager. The LLC is offering membership interests on a “best efforts” basis with the current intention of raising up to $410,800,000 of capital, consisting of 400,000 shares of limited liability interests at a purchase price of $1,000 and an additional 12,000 shares which have been reserved for the LLC’s Distribution Reinvestment Plan.  The Distribution Reinvestment Plan allows Additional Members to purchase additional member shares with distributions received from the LLC at a discounted share price of $900.  As of September 30, 2007, approximately 464 shares have been issued in connection with the LLC’s Distribution Reinvestment Plan.  Upon raising the minimum of $1,200,000, Additional Members were admitted.  “Additional Members” represent all members other than the Manager.

The LLC’s initial closing date was May 25, 2007 (the “Commencement of Operations”), the date at which the LLC had raised $1,200,000.  During the period from May 7, 2007 to September 30, 2007, the LLC sold 55,410 additional member shares, representing $55,364,202 of capital contributions and admitted 1,578 Additional Members.  Beginning with the Commencement of Operations, the LLC has been paying sales commissions to third parties. The LLC has also been making payments to the Manager and its affiliates for various fees.  These sales commissions and fees paid to the Manager and its affiliate are recorded as a reduction to the LLC’s equity.  Through September 30, 2007, the LLC has paid or accrued $4,395,627 of sales commissions to third parties, $1,883,580 of organizational and offering expenses to the Manager, and $1,098,906 of underwriting fees to ICON Securities Corp. (“ICON Securities”), an entity owned by the Manager.

With proceeds from member shares sold, the LLC intends to invest in equipment subject to leases, residual ownership rights in leased equipment and establish a cash reserve. After the net offering proceeds are invested, additional investments will be made with the cash generated from the LLC’s initial investments, to the extent that cash is not needed for expenses, reserves or distributions to members. The investment in additional equipment in this manner is called “reinvestment.”  After the reinvestment period, the LLC will then sell its assets in the ordinary course of business, a time frame called the “liquidation period.”

Members’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and have received, in addition, other distributions and allocations that provide an 8% per year cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the additional members and 10% to the Manager.

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(3)	Summary of Significant Accounting Policies - continued

Concentration of Credit Risk

Concentrations of credit risk with respect to lessees are dispersed across different industry segments within the United States of America and throughout the world; accordingly, the LLC is exposed to business and economic risk. Although the LLC does not currently foresee a concentrated credit risk associated with these customers, lease payments are dependent upon the financial stability of the segments in which they operate.

Debt Financing Costs

Expenses associated with the issuance of long-term debt are capitalized and amortized over the term of the debt instrument using the effective interest rate method.  These costs are included in other non-current assets.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Depreciation is calculated using the cost of the asset less the residual value at lease end and then applying the straight line method of depreciation of the asset over the lease term.  Equipment classified as an investment in leased equipment are typically accounted for as operating type leases.  Upon the final disposition of the equipment, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in the condensed consolidated statement of operations.

Asset Impairments

The LLC's asset portfolio is periodically reviewed, at least annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, the LLC will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender.  Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse debt where the lessee remits its rental payments directly to the lender and the LLC does not recover its residual position until the non-recourse debt is repaid in full.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(3)	Summary of Significant Accounting Policies- continued

Revenue Recognition

The LLC leases equipment to third parties that may be classified as either a finance lease or an operating lease, which is based upon the terms of each lease.  Initial direct costs are capitalized and amortized over the term of the related lease for a finance lease.  For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

For finance leases, the LLC records, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment upon lease termination, the initial direct costs related to the lease and the related unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight line basis over the lease term.  Billed and uncollected operating lease receivables are included in accounts receivable.  Accounts receivable are stated at their estimated net realizable value.  Deferred income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

For notes receivable, the LLC uses the interest method to recognize interest income, which produces a constant periodic rate of return on the investment, when earned.  If the borrower does not make a payment for 120 days, the LLC places the related note receivable on non-accrual status.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC will estimate the uncollectibility of receivables by analyzing lessee concentrations, creditworthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.  No allowance was deemed necessary at September 30, 2007.

Notes Receivable

Notes receivable are reported at their outstanding principal balances net of any unamortized deferred fees and premiums or discounts on purchased loans. Costs on originated loans are reported as other non-current assets. Unearned income, discounts and premiums are amortized to income using the interest method.  Interest receivable resulting from the unpaid principal is recorded separately from the outstanding balance and is reduced upon receipt of the cash payment.

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(3)	Summary of Significant Accounting Policies- continued

Derivative Financial Instruments

The LLC accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standard (”SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which established accounting and reporting standards for derivative instruments.

SFAS No. 133, as amended, requires the LLC to recognize all derivatives as either assets or liabilities in the condensed consolidated balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value or cash flow hedges and establishes accounting standards for reporting changes in the fair value of the derivative instruments.

The LLC designates derivative financial instruments as either a hedge or a derivative instrument. For hedging instruments, at the trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, the LLC evaluates the effectiveness of these hedges, at least quarterly, to ensure that there remains a highly effective correlation in the hedge relationship. Once the hedge relationship is established the effective portion of the hedge is recorded on the consolidated balance sheet as a component of members' equity, accumulated other comprehensive income, while the ineffective portion, if any, is recognized as an expense in the condensed consolidated statements of operations.

For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized into the earnings in the period in which the changes occur or when such instruments are settled.

Warrants

Warrants held by the LLC are revalued on a quarterly basis.  The revaluation of the warrants is computed using the Black-Scholes option pricing model.  The assumptions utilized in the Black-Scholes model include share price, strike price, expiration date, risk free interest rate and the volatility percentage.  Any unrealized gains or losses during the period from these warrants calculated using the Black-Scholes model are reflected in other comprehensive income, which is a component of members’ equity. Realized gains and losses during the year are reflected in the statement of operations, which will only be recorded once the warrants have been exercised.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, unguaranteed residual values, depreciation and amortization and impairment losses.  Actual results could differ from those estimates.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(4)	Net Investments in Finance Leases

Net investments in finance leases consists of the following:

September 30,
2007

Minimum rents receivable	$19,150,842
Estimated residual value	1,600,124
Initial direct costs, net	575,317
Unearned income	(4,783,856)

Net investments in finance leases	16,542,427

Less: Current portion of net
investment in finance leases	2,274,180

Net investments in finance leases,
less current portion	$14,268,247

Information Technology Equipment

On June 28, 2007, the LLC, through its wholly-owned subsidiary, ICON Global Crossing IV, LLC (“ICON Global Crossing IV”), purchased state-of-the-art telecommunications equipment for approximately $7,008,000. The telecommunication equipment is subject to a lease with Global Crossing Telecommunications, Inc.  (“Global Crossing”).  ICON Global Crossing IV will collect interim rent of $2,501 per day until commencement of the base term.  The base lease term is 48 months, and will commence no later than January 1, 2008.  The LLC incurred professional fees of approximately $174,000 relating to this transaction.  The LLC also paid an acquisition fee to the Manager of approximately $210,000 relating to this transaction.

On September 19, 2007, the LLC, through its wholly-owned subsidiary, ICON Global Crossing IV, purchased additional state-of-the-art telecommunications equipment for approximately $8,993,000. The additional telecommunication equipment is also subject to a lease with Global Crossing.  ICON Global Crossing IV will collect interim rent of $3,210 per day until commencement of the base term.  The base lease term is 48 months, and will commence no later than January 1, 2008.  The LLC incurred professional fees of approximately $30,000 relating to this transaction.  The LLC also paid an acquisition fee to the Manager of approximately $270,000 relating to this transaction.

Non-cancelable minimum annual amounts due on investments in finance leases over the next five years are as follows at September 30, 2007:

Years Ending
December 31,

2007	$525,398
2008	$4,656,361
2009	$4,656,361
2010	$4,656,361
2011	$4,656,361

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(5)	Investments in Leased Equipment at Cost

ICON Mayon, LLC

On July 24, 2007, the LLC and ICON Income Fund Ten, LLC (“Fund Ten”), an entity also managed by the Manager, formed ICON Mayon, LLC (“ICON Mayon”), with interests of 51% and 49%, respectively. ICON Mayon purchased one Aframax 98,507 DWT product tanker, the Mayon Spirit, from an affiliate of Teekay Corporation (“Teekay”). The purchase price for the Mayon Spirit was approximately $40,250,000, comprised of (i) the cash payment of approximately $15,312,000 funded in the form of a capital contribution to ICON Mayon and (ii) borrowings of approximately $24,938,000 of non-recourse debt under a secured loan agreement with Fortis Capital Corp. Simultaneously with the closing of the purchase of the Mayon Spirit, the Mayon Spirit was bareboat chartered back to Teekay for a term of four years.  The charter commenced on July 24, 2007. The LLC paid approximately $646,000 on deal related costs, which included an additional cash payment of approximately $592,000, in the form of an acquisition fee paid to the Manager. The total capital contributions made to ICON Mayon as of September 30, 2007 were approximately $15,404,000, of which the LLC’s share was approximately $7,856,000.

MW Universal

On September 28, 2007, the LLC completed the acquisition of substantially all of the machining and metal working equipment of LC Manufacturing LLC (“LC Manufacturing”), a wholly owned subsidiary of MW Universal, Inc. (“MWU”), for a purchase price of  $14,890,000.  The LLC paid acquisition fees of approximately $447,000 to the Manager.  The lease term commences on October 1, 2007, and continues for a period of 60 months.

Simultaneously with the closing of the transaction with LC Manufacturing, ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and Fund Ten, two entities also managed by the Manager (together, the "Participating Funds"), completed similar acquisitions with four other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary's obligations under its respective leases (including those of LC Manufacturing) are cross-collateralized, cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds have also entered into a credit support agreement with the LLC, pursuant to which if losses are incurred by a Participating Fund with respect to any MWU subsidiary, those losses are shared among the Participating Funds proportionately based on the amount of capital invested.

Aggregate minimum future rentals receivable from each of the LLC’s non-cancelable leases consist of the following at September 30, 2007:

Years Ending
December 31,

2007	$4,079,874
2008	$9,791,698
2009	$9,791,698
2010	$9,791,698
2011	$7,204,978
Thereafter	$2,986,309

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(6)	Notes Receivable on Financing Facility

On August 13, 2007, the LLC entered into an equipment financing facility with a consortium of other lenders and Solyndra, Inc. (“Solyndra”), a privately held manufacturer of solar panels for the building of a new production facility.  The financing facility matures on June 30, 2013 and is secured by the equipment as well as all other assets of Solyndra.  The equipment is comprised of two fully automated manufacturing lines that combine glass tubes and thin film semiconductors to produce solar panels.  Principal payments will be received by the LLC starting in October 2008.  In the interim period, interest will be paid on a quarterly basis using a range of rates from 8.86% to 9.01%.  In connection with the transaction, the LLC received warrants to purchase up to 40,290 shares of Solyndra common stock.  Any unrealized gains and losses during the period from these warrants are reflected in other comprehensive income, which is a component of members’ equity. Realized gains and losses during the year are reflected in the statement of operations. At September 30, 2007, the Manager has determined, based on the Black-Scholes option pricing model, that the aggregate fair value of the warrants is $170,608.  The assumptions used for the Black-Scholes option pricing model were as follows: Strike price $4.96, share price $4.28, expiration date of April 6, 2014, a volatility of 250%, and the risk free interest rate of 4.72%.  The volatility percentage was determined by taking a sampling of six similar businesses from their initial public offering date to present and placing a percentage based on the performance of the share price of this sampling.

The financing facility is for a maximum amount of $93,500,000, of which the LLC has committed to invest up to $5,000,000.  At September 30, 2007, the LLC invested approximately $3,326,000 and committed to loan additional amounts of up to $1,674,000.  In October 2007, the LLC invested approximately $671,000, increasing the total amount invested to approximately $3,997,000 and is committed to loan additional amounts of up to $1,003,000.

(7)	Non-Recourse Long-Term Debt

On July 24, 2007, ICON Mayon borrowed approximately $24,938,000 in connection with the acquisition of the Mayon Spirit. The non-recourse debt matures on July 25, 2011 and accrues interest at the London Interbank Offered Rate plus 1.00% per year.  The non-recourse debt requires monthly payments ranging from $476,000 to $527,000. The lender has a security interest in the vessel and an assignment of the rental payments under the bareboat charter. The LLC paid approximately $187,000 in debt financing costs associated with the debt, which were capitalized and will be amortized to operations over the term of the non-recourse debt using the effective interest method.  Debt financing costs are included in other non-current assets on the accompanying condensed consolidated balance sheet.  As of September 30, 2007, the remaining balance on the non-recourse debt is $24,065,988.

Simultaneously with the execution of the non-recourse debt agreement mentioned above, the LLC entered into interest rate swap contract with Fortis Bank NV/SA, New York Branch in order to fix the variable interest rate on the non-recourse debt and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contract fixed the interest rate at 6.35% per year. The LLC accounts for its interest rate swap contracts in accordance with SFAS No. 133, as amended, and records the interest rate swap contracts at their estimated fair values, and recognizes the periodic change in their fair values as other comprehensive income.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(7)	Non-Recourse Long-Term Debt - continued

The aggregate maturities of non-recourse debt consist of the following at September 30, 2007:

Years Ending
December 31,

2007	$1,585,719
2008	$4,913,501
2009	$5,225,430
2010	$5,571,597
2011	$6,769,741

(8)	Revolving Line of Credit – Recourse

On August 31, 2005, certain of the LLC’s affiliates (entities sponsored and organized by the Manager), ICON Income Fund Eight B, L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC, (“Fund Nine”), Fund Ten and Fund Eleven (collectively, the “Borrowers”) entered into a Commercial Loan Agreement (the “Loan Agreement”), with California Bank & Trust (the “Lender”). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”) which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at September 30, 2007. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the “Contribution Agreement”), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at September 30, 2007 and no amounts are due to or payable by the LLC under the Contribution Agreement.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(8)	Revolving Line of Credit – Recourse - continued

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The Loan Modification extended the Facility from August 31, 2007 to September 30, 2008 and lowered (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at September 30, 2007 was 7.75%.

On June 20, 2007, the Loan Agreement, the Contribution Agreement and the Loan Modification were modified to admit the LLC as a permitted borrower. The LLC, as a result of its entry into the Loan Modification, is jointly and severally liable for the outstanding balance.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,255,000 at September 30, 2007, of which the LLC currently has $5,000,000 in borrowings outstanding under the Facility.  Subsequent to September 30, 2007, the LLC repaid $5,000,000 of borrowings under the Facility on October 4, 2007.  The remaining $1,255,000 relates to borrowings by Fund Eight B.

(9)	Transactions with Related Parties

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(9)	Transactions with Related Parties - continued

The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds. The LLC paid distributions to the Manager of $5,590 for the period from May 25, 2007 (Commencement of Operations) to September 30, 2007.  The Manager’s interest in the LLC’s net loss for the period from May 25, 2007 (Commencement of Operations) to September 30, 2007 was $4,392.  The Manager’s interest in the LLC’s net loss for the three month ended September 30, 2007 was $2,383.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the three months ended September 30, 2007 and the period from May 25, 2007 (Commencement of Operations) to September 30, 2007, are as follows:

				Period from
				May 25, 2007 (Commencement
			Three Months	of operations)
Entity	Capacity	Description	Ended September 30, 2007	through September 30, 2007
ICON Capital Corp.	Manager	Organizational and
		offering expenses (1)	$1,299,776	$1,883,580
ICON Securities Corp.	Dealer Manager	Underwriting fees (1)	$765,410	$1,098,906
ICON Capital Corp.	Manager	Acquisition fees (2)	$1,458,176	$1,668,412
ICON Capital Corp.	Manager	Administrative fees (3)	$548,229	$739,556
ICON Capital Corp.	Manager	Management fees (3)	$40,619	$40,619

(1) Amount charged directly to members' equity.
(2) Amount capitalized and amortized to operations.
(3) Amount charged directly to operations.

At September 30, 2007, the LLC had a payable due to its Manager and affiliates of $1,074,507.  The Manager was due $845,684, which is comprised of $348,229 of administrative expense reimbursements, $50,755 of organizational and offering expenses and acquisition fees of $446,700.  The LLC was due from the Manager $119,963 for prepaid acquisition costs.  ICON Securities was due $40,700 for underwriting fees.  The LLC has a payable of  $308,086 due to Fund Ten related to the purchase of  the Mayon Spirit.  On October 31, 2007, the LLC repaid the $308,086 to Fund Ten.

From October 1, 2007 to October 31, 2007, the LLC raised an additional $12,342,016 of additional member contributions.  During this period, the LLC has paid or accrued organizational and offering expenses to the Manager of approximately $309,000 and underwriting fees to ICON Securities of approximately $242,000.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(10)	Other Comprehensive Loss

Other comprehensive loss consists of the following:

		Period from May 25, 2007 (Commencement
	Three Months	of operations)
	Ended September 30, 2007	through September 30, 2007
Net loss	$(238,281)	$(439,136)

Other comprehensive loss:
Change in valuation of interest rate
swap contracts, net of Minority
Interest allocation of $182,346	(189,838)	(189,838)

Comprehensive loss	$(428,119)	$(628,974)

(11)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative GAAP pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. The Manager is currently evaluating the impact of this pronouncement.

(12)	Commitments and Contingencies and Off Balance Sheet Risk

On September 28, 2007, the LLC completed the acquisition of substantially all of the machining and metal working equipment of LC Manufacturing, a wholly owned subsidiary of MWU.  Simultaneously with the closing of the transaction with LC Manufacturing, the Participating Funds completed similar acquisitions with four other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary's obligations under its respective leases (including those of LC Manufacturing) are cross-collateralized, cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds have also entered into a credit support agreement with the LLC, pursuant to which if losses are incurred by a Participating Fund with respect to any MWU subsidiary, those losses are shared among the Participating Funds proportionately based on the amount of capital invested.  The term of the credit support agreement matches that of the lease agreements.  No amounts were accrued at September 30, 2007 and management cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement.

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote.  For those guarantees and indemnifications that do not fall within the initial recognition and measurement requirements of FIN 45, the Manager must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under existing GAAP, to identify if a loss has been incurred.  If the Manager determines that it is probable that a loss has been incurred, any such estimable loss would be recognized.

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

Overview

We operate as an equipment leasing program formed on October 3, 2006.  We began active operations on May 25, 2007.  We primarily engage in the business of purchasing equipment and leasing it to third-party end users, equipment financing, acquiring equipment subject to lease and, to a lesser extent, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases will be acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases.  The majority of the purchase price of our other equipment leases will be financed, so these leases will generate little or no current cash flow because substantially all of the rental payments received from the lessees will be paid to lenders. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment.

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

Lease and Other Significant Transactions

Telecommunications Equipment

•
On June 28, 2007 and September 19, 2007, through our wholly-owned subsidiary, ICON Global Crossing IV, LLC (“ICON Global Crossing IV”), we purchased state-of-the-art telecommunications equipment for approximately $7,008,000 and $8,993,000, respectively. This equipment is subject to a lease with Global Crossing Telecommunications Inc, (“Global Crossing”).  The base lease terms are 48 months, and commences on January 1, 2008.  ICON Global Crossing IV will collect interim rent until the commencement of the base terms.

Shipping:

•
On July 24, 2007, we acquired a 51% interest in the Mayon Spirit (“Mayon”), a product tanker, which is subject to a bareboat charter with an affiliate of the Teekay Corporation that expires in July 2011.  We paid approximately $7,856,000 for the 51% interest along with approximately $833,000 on deal related costs.

Manufacturing equipment:

•
On September 28, 2007, we acquired a 100% interest of substantially all of the machining and metal working equipment of LC Manufacturing LLC (“LC Manufacturing”).  We have a 60 month lease that commenced on October 1, 2007.

Financing facility:

•
On August 13, 2007, we completed a participation investment in an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately held manufacturer of solar panels for the building of a new production facility.  The financing facility matures on June 30, 2013 and is secured by the equipment as well as all other assets of Solyndra.  The equipment is comprised of two fully automated manufacturing lines that combine glass tubes and thin film semiconductors to produce solar panels.  Included as part of the consideration in the acquisition are warrants to purchase 40,290 shares of Solyndra common stock at an exercise price of  $4.96.  The warrants expire on April 6, 2014.

    We are currently in our offering period.  The minimum offering of $1,200,000 was achieved on May 25, 2007 (Commencement of Operations). For the three months ended September 30, 2007 and, from our Commencement of Operations through September 30, 2007, we have raised total equity of $38,662,571 and $55,364,202, respectively.  Investors from the Commonwealth of Pennsylvania could not be admitted until we raised total equity of $20,000,000.  The $20,000,000 minimum offering for Pennsylvania was achieved on July 13, 2007.  With the net proceeds from our offering, we anticipate acquiring both income leases and growth leases.  As our leases expire, we may sell the equipment and reinvest the proceeds in additional equipment subject to leases or re-lease the equipment.  We anticipate incurring both gains and losses on the sales of equipment during our operating period. Additionally, we expect to see rental income and finance income increase, as well as related expenses such as depreciation and amortization expense and interest expense.  We anticipate that the fees we pay our Manager to operate and manage our business portfolio will increase during this period as our Manager will be spending a greater portion of its time managing our portfolio.

   New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative accounting principles generally accepted in the United States of America (“GAAP”) pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. Our Manager is currently evaluating the impact of this pronouncement.

Results of Operations for the Three Months ended September 30, 2007 (the “2007 Quarter”)

Revenue for the 2007 Quarter and the Period from May 25, 2007 (Commencement of Operations)
through September 30, 2007 ("2007 Period")

		Period from May 25 (Commencement
	Three Months Ended September 30,	of operations) through September 30
	2007	2007
Total revenue	$1,566,901	$1,588,159

Rental income	1,192,828	1,200,331
Finance income	241,991	241,991
Interest and other income	132,082	145,837

Total revenue for the 2007 Quarter was $1,566,901 and was primarily comprised of rental income related to the bareboat charter of the Mayon of $1,192,828.  Finance income was $241,991 resulting from the telecommunications equipment subject to a finance lease with Global Crossing.  Interest income of $132,082 was primarily due to interest received on funds in our money market account.

Expenses for the 2007 Quarter and the 2007 Period
		Period from May 25 (Commencement
	Three Months Ended September 30,	of operations) through September 30
	2007	2007
Total expenses	$1,805,182	$2,027,295

General and administrative	173,177	196,122
Depreciation and amortization	555,582	563,423
Management fees - Manager	40,619	40,619
Administrative expense reimbursements - Manager	548,229	739,556
Interest	303,743	303,743
Minority interest	183,832	183,832

Total expenses for the 2007 Quarter were $1,805,182.  Depreciation and amortization, interest expense and minority interest expense were due to the acquisition of the Mayon.  Administrative expense reimbursements are costs incurred by our Manager that are necessary to our operations.  These costs include our Manager’s legal, accounting, investor relations and operations personnel, as well as professional fees and other costs, that are charged to us based upon the percentage of time such personnel dedicate to our operations.

Net Loss

As a result of the foregoing factors, the net loss for the 2007 Quarter was $238,281.  The net loss per weighted average number of additional members’ share for the 2007 Quarter was $6.58.

Results of Operations for the 2007 Period

Total revenue for the 2007 Period was $1,588,159 and was primarily comprised of rental income related to the bareboat charter of the Mayon. Finance income resulted from the telecommunications equipment subject to a finance lease with Global Crossing.  Interest income was primarily due to interest received on our money market account.

Total expenses for the 2007 Period were $2,027,295.  For the 2007 Period, we recorded depreciation and amortization, interest expense and minority interest due to the acquisition of the Mayon.  Administrative expense reimbursements are costs incurred by our Manager that are necessary to our operations.  These costs include our Manager’s legal, accounting, investor relations and operations personnel, as well as professional fees and other costs, that are charged to us based upon the percentage of time such personnel dedicate to our operations.

Net Loss

As a result of the foregoing factors, the net loss for the 2007 Period was $439,136.  The net loss per weighted average number of additional members’ share for the 2007 Period was $15.52.

Liquidity and Capital Resources

Sources and Uses of Cash

At September 30, 2007, we had cash and cash equivalents of $9,230,308.  We will establish working capital reserves of approximately 0.5% of the gross offering proceeds from the sale of our membership interests (“Shares”). We are offering our Shares on a “best efforts” basis with the current intention of raising up to $410,800,000.  We will use the net proceeds of the offering to purchase various types of equipment. The leases will generally be with lessees that our Manager determines are creditworthy and are located in North America, Europe and other developed markets, including those in Asia, South America and elsewhere.

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

During the period from May 7, 2007 to September 30, 2007, we sold 55,411 shares, representing $55,364,202 of capital contributions.  We admitted 1,578 Additional Members.  Through September 30, 2007, we have paid or accrued $4,395,627 of sales commissions to third parties, $1,883,580 of organizational and offering expenses to our Manager, and $1,098,906 of underwriting fees to ICON Securities.

Financings and Borrowings

Revolving Line of Credit - Recourse

On August 31, 2005, certain of our affiliates (entities sponsored and organized by our Manager), ICON Income Fund Eight B, L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC, (“Fund Nine”), ICON Income Fund Ten, LLC (“Fund Ten”) and ICON Leasing Fund Eleven, LLC (“Fund Eleven”) (collectively, the “Borrowers”) entered into a Commercial Loan Agreement (the “Loan Agreement”), with California Bank & Trust (the “Lender”). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”) which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at September 30, 2007. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the “Contribution Agreement”), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at September 30, 2007 and no amounts are due to or payable by us under the Contribution Agreement.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The Loan Modification extended the Facility from August 31, 2007 to September 30, 2008 and lowered (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at September 30, 2007 was 7.75%.

On June 20, 2007, the Loan Agreement, the Contribution Agreement and the Loan Modification were modified to admit us as a permitted borrower. We, as a result of our entry into the Loan Modification, are jointly and severally liable for the outstanding balance.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,255,000 at September 30, 2007 of which we currently have $5,000,000 in borrowings outstanding under the Facility.  Subsequent to September 30, 2007, we repaid $5,000,000 of borrowings under the Facility on October 4, 2007.  The remaining $1,255,000 relates to borrowings by Fund Eight B.

Distributions

We pay monthly distributions to our members beginning with the first month after the Additional Members’ admission and continue to pay such distributions until the termination of the operating period.  We paid distributions to our Additional Members and to our Manager of $558,472 and $5,590, for the 2007 Period, respectively.

Contractual Obligations and Commitments

At September 30, 2007, we have non-recourse debt obligations. The lenders have security interests in the equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the leases associated with the equipment.  If the lessee were to default on the non-recourse debt the equipment would be returned to the lender in extinguishment of the non-recourse debt.  At September 30, 2007, our outstanding indebtedness was $24,065,988.  We are a party to the Facility, as discussed in the financing and borrowings section above. At September 30, 2007, we had $5,000,000 under the Facility that was subsequently repaid on October 4, 2007.

On September 28, 2007, we completed the acquisition of substantially all of the machining and metal working equipment of LC Manufacturing, a wholly owned subsidiary of MW Universal, Inc. (“MWU”).  Simultaneously with the closing of the transaction with LC Manufacturing, Fund Eleven and Fund Ten, two entities also managed by our Manager (together, the “Participating Funds”), completed similar acquisitions with four other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary's obligations under its respective leases (including those of LC Manufacturing) are cross-collateralized, cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds have also entered into a credit support agreement with us, pursuant to which if losses are incurred by a Participating Fund with respect to any MWU subsidiary, those losses are shared among the Participating Funds proportionately based on the amount of capital invested.  The term of the credit support agreement matches that of the lease agreements.  No amounts were accrued at September 30, 2007 and management cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement.

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote.  For those guarantees and indemnifications that do not fall within the initial recognition and measurement requirements of FIN 45, we must continue to monitor the conditions that are subject to the guarantees and indemnifications, a required under existing GAAP, to identify if a loss has been incurred.  If our Manager determines that it is probable that a loss has been incurred, any such estimable loss would be recognized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We, like most other companies, are exposed to certain market risks, which include changes in interest rates and the demand for equipment (and the related residuals) owned by us.  We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations.  There are no other material changes to the disclosure related to these items since the filing of our of our Prospectus dated May 7, 2007 contained in our Registration Statement on Form S-1, as amended.

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2007, as well as the condensed consolidated financial statements and Quarterly Reports on Form 10-Q for the period ended September 30, 2007 for our affiliates, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

From May 7, 2007 through September 30, 2007, we have raised $55,364,202 of capital contributions. For the period from May 25, 2007 (Commencement of Operations) through September 30, 2007, we have paid or accrued sales commissions to unrelated third parties of $4,395,628, underwriting commissions to ICON Securities Corp., an affiliate of our Manager, of $1,098,907 and organizational and offering fees paid to our Manager of $1,883,580.

From October 1, 2007 through October 31, 2007, we have raised an additional $12,342,016 of capital contributions.  For the period from October 1, 2007 through October 31, 2007, we have paid or accrued sales commissions to unrelated third parties of approximately $969,000, underwriting commissions to ICON  Securities Corp., an affiliate of our Manager, of $242,000 and organizational and offering fees to our Manager of $309,000.

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

10.1
Commercial Loan Agreement dated as of August 31, 2005 between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC,
ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC.  Exhibit 10.1 our Current Report on Form 8-K, date June 25, 2005, is incorporated herein by reference.

10.2
Loan Modification Agreement dated as of December 26, 2006 between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC,
ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC.  Exhibit 10.2 our Current Report on Form 8-K, date June 25, 2005, is incorporated herein by reference.

10.3	Loan Modification Agreement dated as of June 20, 2007 between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC,
ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC..  Exhibit 10.3 our Current Report on Form 8-K, date June 25, 2005, is incorporated herein by reference.

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

Date: November 13, 2007

/s/ Thomas W. Martin
Thomas W. Martin
Chairman, Chief Executive Officer and President of the Manager
(Principal Executive Officer)
ICON Capital Corp.
Manager of ICON Leasing Fund Twelve, LLC

Date: November 13, 2007

/s/ Michael A. Reisner
Michael A. Reisner
Director, Executive Vice President and Chief Financial Officer of the Manager
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Leasing Fund Twelve, LLC

26