Form 10-K
period 2007-12-31
ICON Leasing Fund Twelve, LLC
filed 2008-03-31
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-138661

ICON Leasing Fund Twelve, LLC
 (Exact name of registrant as specified in its charter)

Delaware	20-5651009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor New York, New York	10011
(Address of principal executive offices)	(Zip Code)

(212) 418-4700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Limited Liability Company Shares

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☑    No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
   Large accelerated filer                Accelerated filer                       Non-accelerated filer  ☑     Smaller reporting company  

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant’s most recently completed second fiscal quarter:  Not applicable.

There is no established market for shares of the registrant.

Number of outstanding limited liability company shares of the Registrant on February 29, 2008 is 119,217.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

Forward-Looking Statements

Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,”  “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.  We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 1. Business

Our History

ICON Leasing Fund Twelve, LLC (the “LLC”) was formed on October 3, 2006 as a Delaware limited liability company.  The LLC will continue until December 31, 2026, unless terminated sooner.  When used in this report, the terms “we,” “us” and “our” refer to the LLC (and its consolidated subsidiaries).

Our manager is ICON Capital Corp. (our “Manager”), which was originally a Connecticut corporation.  Effective June 1, 2007, our Manager was re-incorporated as a Delaware corporation. Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and financing transactions, under the terms of our amended and restated limited liability company agreement (our “LLC Agreement”).

We are currently in our offering period, which commenced on May 7, 2007 and is anticipated to end in May 2009. We are in the process of raising capital and acquiring assets.  The initial capitalization of the LLC was $2,000, which consisted of $1,000 from our Manager and $1,000 contributed for a single additional member share from an officer of our Manager. We are offering membership interests on a “best efforts” basis with the current intention of raising up to $410,800,000 of capital, consisting of 400,000 shares of limited liability interests at a purchase price of $1,000 and an additional 12,000 shares which have been reserved for our Distribution Reinvestment Plan.  The Distribution Reinvestment Plan allows Additional Members to purchase additional member shares with distributions received from the LLC at a discounted share price of $900.  As of December 31, 2007, approximately 1,351 shares have been issued in connection with the LLC’s Distribution Reinvestment Plan.  Upon raising the minimum of $1,200,000, Additional Members were admitted.  “Additional Members” represent all members other than our Manager.

Our Business

We operate as an equipment leasing program in which the capital our members invest is pooled together to make investments, pay fees and establish a small reserve. We primarily acquire equipment subject to lease, purchase equipment and lease it to third-party end users or finance equipment for third parties and, to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as “income” leases. For our other equipment leases, we finance the majority of the purchase price through borrowings from third parties. We refer to these leases as “growth” leases. These growth leases generate little or no current cash flow because substantially all of the rental payments received from the lessee is used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price.

We divide the life of the program into three distinct phases:

(1) Offering Period: We expect to invest most of the net proceeds from the sale of member shares in items of equipment that will be subject to a lease.

(2) Operating Period: After the close of the offering period, we expect to continue to reinvest the cash generated from our initial investments to the extent that cash is not needed for our expenses, reserves and distributions to members. We anticipate that the operating period will extend until five years from the end of our offering period.  However, our Manager may, at its sole discretion, extend the operating period for up to an additional three years.

(3) Liquidation Period: After the operating period, we will then sell our assets in the ordinary course of business. If our Manager believes it would benefit our members to reinvest the proceeds received from our investments in additional investments during the liquidation period, we may do so, but our Manager will not receive any additional acquisition fees in connection with such reinvestments. Our goal is to complete the liquidation period within three years from the end of the operating period, but it may take longer to do so.

At December 31, 2007 and 2006, we had total assets of $114,242,189 and $2,000, respectively. For the year ended December 31, 2007, our total rental income and income from financings was $4,508,242, which included three lessees that accounted for all of our total rental income and income from financings.  We had net income for the year ended December 31, 2007 of $116,852.

Our initial closing date was May 25, 2007 (the “Commencement of Operations”), the date at which we had raised $1,200,000.  Since the Commencement of Operations to December 31, 2007, we sold 93,805 additional member shares, representing $93,670,295 of capital contributions and admitted 2,476 Additional Members.  Beginning with the Commencement of Operations, we have been paying sales commissions to third parties. We have also been making payments to our Manager and its affiliates for various fees.  These sales commissions and fees paid to our Manager and its affiliates are recorded as a reduction to our equity.  Through December 31, 2007, we have paid or accrued $7,396,652 of sales commissions to third parties, $2,841,757 of organizational and offering expenses to our Manager, and $1,849,163 of underwriting fees to ICON Securities Corp. (“ICON Securities”), an entity owned by our Manager.

At December 31, 2007, our current portfolio, which we hold either directly or through joint venture investments with affiliates, consisted of the following equipment subject to lease:

Telecommunications Equipment

•
We have a 100% interest in ICON Global Crossing IV, LLC (“ICON Global Crossing”), which purchased telecommunications equipment from various vendors, which was then leased to Global Crossing Telecommunications, Inc. (“Global Crossing”). The lease expires on November 30, 2011.

Marine Vessels

•
We have a 51% interest in ICON Mayon, LLC (“ICON Mayon”), which purchased one Aframax 98,507 DWT product tanker, the Mayon Spirit, from an affiliate of the Teekay Corporation (“Teekay”).  The Mayon Spirit has a bareboat charter which expires on July 23, 2011.

Manufacturing Equipment

•
We own machining and metal working equipment, which was purchased from LC Manufacturing, LLC (“LC Manufacturing”) and MW Crow, Inc. (“Crow”), both of which are wholly owned subsidiaries of MW Universal, Inc. (“MWU”).  The LC Manufacturing and Crow leases expire on December 31, 2012.

•	We own 55% of certain semiconductor manufacturing equipment, which was purchased from Equipment Acquisition Resources, Inc. (“EAR”). The latest the lease term expires is June 29, 2013.

Notes Receivable, net

•
We, along with a consortium of other lenders, have a 100% interest in an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately held manufacturer of solar panels for the construction of a new production facility.  The financing facility matures on June 30, 2013.

For a discussion of our lease and other significant transactions for the year ended December 31, 2007, please refer to “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We have only one operating segment: the business of leasing and financing equipment subject with companies that we generally believe to be creditworthy.

Competition

The equipment leasing and financing industry is highly competitive.  When seeking leasing and financing transactions for acquisition, we compete with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies.  Many competitors are larger than us and have greater financial resources than we do.  For additional information about our competition and other risks relating to our operations, please see “Risk Factors” in Item 1A.

Employees

We have no direct employees.  Our Manager has full and exclusive control over our management and operations.

Available Information

Our Annual Report on Form 10-K and our most recent Quarterly Reports on Form 10-Q and amendments to those reports, if any, and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Manager’s internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The information contained on our Manager’s website is not deemed part of this Annual Report on Form 10-K. Our Reports are also available on the SEC’s website at http://www.sec.gov.

Financial Information Regarding Geographic Areas

We have long-lived assets, which include operating leases, and revenues in geographic areas outside of the United States. For additional information, see Note 13 to our consolidated financial statements.

Item 1A. Risk Factors

Our operations are subject to a number of risks.  You should carefully read and consider these risks, together with all other information in this Annual Report on Form 10-K.  The risks and uncertainties described below are not the only ones we may face.  If any of the following risks actually occur, our business, operating results and financial condition could be adversely affected.

Uncertainties associated with the equipment leasing business may affect our business, operating results and financial condition.

We are subject to a number of uncertainties associated with the equipment leasing business that may affect our business, operating results and financial condition. These include, but are not limited to:

•	changes in economic conditions, including fluctuations in demand for equipment and interest rates;
•	the technological and economic obsolescence of equipment;
•	potential defaults by lessees or borrowers;
•	the existence of leverage increases the risk of foreclosure; and
•	increases in our expenses, including taxes and insurance expenses.

Our Manager’s decisions are subject to conflicts of interest with us.

Our Manager’s decisions could be subject to various conflicts of interest arising out of its relationship to us and our affiliates. Our Manager could be confronted with decisions in which it will have an economic incentive to place its interests above ours. Our Manager sponsors and currently manages five other equipment leasing businesses. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” These conflicts may include, but are not limited to:

•	Our Manager will receive more fees for making investments if we incur indebtedness to fund these acquisitions than it would if we did not incur such indebtedness;
•	Our LLC Agreement does not prohibit our Manager from competing with us for equipment acquisitions and engaging in other types of business;
•	Our Manager will have opportunities to earn fees for referring a prospective acquisition opportunity to purchasers other than us;
•	Our Manager may receive fees in connection with the turnover of our equipment portfolio;
•	The lack of separate legal representation for us and our Manager and lack of arm’s-length transactions could affect negotiations regarding compensation payable to our Manager;
•
Our Manager is our tax matters partner and is able to negotiate with the IRS to settle tax disputes that would bind us and our members that might not be in the best interests of our members given a member’s individual tax situation; and

•	Our Manager can make decisions as to when and whether to sell a jointly-owned asset when the co-owner is another business it manages.

Because we borrowed, and may in the future borrow, funds to purchase equipment, losses as a result of lessee defaults may be greater than if debt were not incurred.

Although we acquired, and may in the future acquire, some of our investments for cash, we borrowed and may in the future borrow a substantial portion of the purchase price of our equipment investments and there is no limit to the amount of debt we may incur when purchasing equipment. While we believe the use of leverage results in us being able to make more acquisitions and that each acquisition will have fewer dollars at risk than if leverage were not utilized, there can be no assurance that the benefits of greater size and diversification of the portfolio offset the heightened risk of loss in an individual lease transaction using leverage.  With respect to our non-recourse borrowings, a lessee default could force us to make the debt service payments that would otherwise be paid by the lessee so as to protect our investment in equipment and prevent the equipment owned by us from being subject to repossession.

Restrictions imposed by the terms of our indebtedness may limit our financial flexibility.

We, together with certain of our affiliates (entities sponsored and organized by our Manager, specifically ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC (“Fund Nine”), ICON Income Fund Ten, LLC (“Fund Ten”) and ICON Leasing Fund Eleven, LLC (“Fund Eleven”)), are party to a revolving line of credit agreement with California Bank & Trust.  The terms of that agreement could restrict us from paying distributions to our members if such payments would cause us not to be in compliance with our financial covenants in that agreement.  For additional information on the terms of our credit agreement, see “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

The risks and uncertainties associated with the industries of our lessees may indirectly affect our business, operating results and financial condition.

We are indirectly subject to a number of uncertainties associated with the industries of our lessees. We primarily acquire equipment subject to lease, purchase equipment and lease it to third-party end users or finance equipment for third party end users, and, to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration in a variety of industries with a number of lessees. As such, we are indirectly subject to the various risks and uncertainties that affect our lessees’ businesses and operations.  If such risks or uncertainties were to affect our lessees, we may indirectly suffer a loss on our investment, lose future revenues or experience adverse consequences to our business, operating results and financial condition.

If the value of our equipment declines more rapidly than we anticipate, our financial performance may be adversely affected.

A significant part of the value of some of the equipment that we purchase is the potential value of the equipment once the lease term expires (“residual value”). Generally, leased equipment is expected to decline in value over its useful life. In acquiring equipment, we calculate a residual value for the equipment at the end of the lease based on available information including, depending on the equipment, historical residual value rates.  The expected residual value, when combined with lease payments, is expected to return the cost of our investment in the equipment and provide a rate of return despite the expected decline in the value of the equipment over the lease term. However, the residual value of the equipment at the end of a lease, and whether that value meets our expectations, depends to a significant extent upon many factors, including the following, many of which are beyond our control:

•	our ability to acquire or, to a lesser degree, enter into lease agreements that preserve or enhance the relative value of the equipment;
•	our ability to maximize the value of the equipment upon the sale or re-lease when the lease expires;
•	the technological and economic obsolescence of equipment;
•	market conditions prevailing at the time the lease expires;
•	the cost of new equipment at the time we are remarketing used equipment;
•	the extent to which technological or regulatory developments during the lease term reduce the market for such used equipment;
•	the strength of the economy at the time the lease expires; and
•	the condition of the equipment when the lease expires.

We cannot assure you that our assumptions with respect to value are accurate or that the equipment will not lose value more rapidly than we anticipate.  If our residual value estimates are incorrect, the total proceeds of the lease plus the proceeds received from realizing the residual value of the equipment may be insufficient to achieve our anticipated rate of return, or even in growth leases to recover the principal invested.

If leased equipment is not properly maintained, its residual value may be less than expected.

If a lessee fails to maintain equipment in accordance with the terms of its lease, we may have to make unanticipated expenditures to repair the equipment in order to protect our investment. In addition, some of the equipment we purchase is used equipment. While we plan to inspect most used equipment prior to purchase, there is no assurance that an inspection of used equipment prior to purchasing it will reveal any or all defects and problems with the equipment that may occur after it is acquired by us.

We seek to obtain representations from the sellers and lessees of used equipment that:

•	the equipment has been maintained in compliance with the terms of their leases;
•	that neither the seller, as lessor, nor the lessee, is in violation of any material terms of such leases; and
•	the equipment is in good operating condition and repair and that the lessee has no defenses to the payment of rent for the equipment as a result of its condition.

We would have rights against the seller of the equipment for any losses arising from a breach of representations made to us, and against the lessee for a default under the lease. However, we cannot assure you that these rights would make us whole with respect to our entire investment in the equipment or our expected returns on the equipment, including legal costs, costs of repair and lost revenue from the delay in being able to sell or re-lease the equipment due to undetected problems or issues.   These costs and lost revenue could negatively affect our liquidity and cash flows, and could negatively affect our profitability if we are unable to recoup such costs from the lessee or other third-parties.

If a lessee defaults on its lease, we could incur losses.

We may lease equipment to lessees that have senior debt rated below investment grade. We do not require our lessees to have a minimum credit rating. Lessees with such lower credit ratings may default on lease payments more frequently than lessees with higher credit ratings. If a lessee does not make lease payments to us when due, or violates the terms of its lease in another important way, we may be forced to terminate the lease and attempt to recover the equipment. We may do this at a time when we may not be able to arrange for a new lease or to sell the equipment right away, if at all. If that were to happen, we would lose the expected lease revenues and might not be able to recover the entire amount or any of our original investment in the equipment. The costs of recovering equipment upon a lessee’s default, enforcing the lessee’s obligations under the lease, and transporting, storing, repairing and finding a new lessee for the equipment may be high and may negatively affect the value of our investment in the equipment.  These costs could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

If a lessee files for bankruptcy, we may have difficulty enforcing the terms of the lease and may incur losses.

If a lessee files for protection under the bankruptcy laws, the remaining term of the lease could be shortened or the lease could be rejected by the bankruptcy court, which could result in, among other things, any unpaid pre-bankruptcy lease payments being cancelled as part of the bankruptcy proceeding. We may also experience difficulties and delays in recovering equipment from a bankrupt lessee that is involved in a bankruptcy proceeding or has been declared bankrupt by a bankruptcy court. If a lease is rejected in a bankruptcy, we would bear the cost of retrieving and storing the equipment, and then have to remarket the equipment. In addition, the bankruptcy court would treat us as an unsecured creditor for any amounts due under the lease. These costs and lost revenues could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

We may invest in options that could become worthless if the option grantor files for bankruptcy.

We may acquire options to purchase equipment, usually for a fixed price at a future date, which is typically at the end of a lease term. In the event of a bankruptcy by the party granting the option, we might be unable to enforce the option or recover the option price paid, which could negatively affect our profitability.

Leasing equipment in foreign countries may be riskier than domestic leasing and may result in losses.

We lease equipment for use by domestic or foreign lessees outside of the United States. We may have difficulty enforcing our rights under a foreign lease. In addition, we may have difficulty repossessing our equipment if a foreign lessee defaults, and lease enforcement outside the United States could be more expensive. Moreover, foreign jurisdictions may confiscate equipment. Use of equipment in a foreign country will be subject to that country’s tax laws, which may impose unanticipated taxes. While we seek to require lessees to reimburse us for all taxes imposed on the use of the equipment and require them to maintain insurance covering the risks of confiscation of the equipment, we cannot assure you that we will be successful or that insurance reimbursements will be adequate to allow for recovery of and a return on foreign investments.

In addition, we lease equipment that may travel to or between locations outside of the United States. Regulations in foreign countries may adversely affect our title to equipment in those countries. Foreign courts may not recognize judgments obtained in U.S. courts, and different accounting or financial reporting practices may make it difficult to judge lessees’ financial viability, heightening the risk of default and the loss of our investment in such equipment, which could have a material adverse effect on our results of operations and financial condition.

We may be subject to greater income tax obligations than originally anticipated.

We may acquire equipment subject to lease that the Internal Revenue Code requires us to depreciate over a longer period than the depreciation period for most of the equipment that our Manager’s prior equipment leasing funds purchased.  Similarly, some of the equipment that we may purchase may not be eligible for accelerated depreciation under the Modified Accelerated Costs Recovery System, which was established by the Tax Reform Act of 1986 to set forth the guidelines for accelerated depreciation under the Internal Revenue Code or we may enter into financings that do not provide any tax shelter. Depending on the equipment that we acquire and its eligibility for accelerated depreciation under the Internal Revenue Code, we may have less depreciation deductions to offset gross lease revenue, thereby increasing our taxable income.

We could incur losses as a result of foreign currency fluctuations.

We have the ability to lease equipment where the rental payments are not made in U.S. dollars. In these cases, we may then enter into a contract to protect the lease from fluctuations in the currency exchange rate. These contracts, known as hedge contracts, would allow us to receive a fixed number of U.S. dollars for the rent and any other fixed, periodic payments due under the lease even if the exchange rate between the U.S. dollar and the currency of the lease changes over the lease term. If the lease payments were disrupted due to default by the lessee, we would try to continue to meet our obligations under the hedge contract by acquiring the foreign currency equivalent of the missed payments, which may be available at unfavorable exchange rates. If a lease is denominated in a major foreign currency such as the pound sterling, which historically has had a stable relationship with the U.S. dollar, we may consider hedging to be unnecessary to protect the value of the rental payments, but our assumptions concerning currency stability may turn out to be incorrect. Our investment returns could be reduced in the event of unfavorable currency fluctuation when lease payments are not made in U.S. dollars.

Furthermore, when we acquire a residual interest in foreign equipment, we may not be able to hedge our foreign currency exposure with respect to those residual values because the terms and conditions of such hedge contracts might not be in the best interest of our members. Even with leases requiring rental payments in U.S. dollars, the equipment may be sold at lease expiration for an amount that cannot be pre-determined to a buyer paying in a foreign currency. This could negatively affect our income from such a transaction when the proceeds are converted into U.S. dollars.

Sellers of leased equipment could use their knowledge of the lease terms for gain at our expense.

We have acquired and may in the future acquire equipment subject to lease from leasing companies that have an ongoing relationship with the lessees. A seller could use its knowledge of the terms of the lease, particularly the end of lease options and the date the lease ends, to compete with us. In particular, a seller may approach a lessee with an offer to substitute similar equipment at lease end for lower rental amounts. This may adversely affect our opportunity to maximize the residual value of the equipment.

Investment in joint ventures may subject us to risks relating to our co-investors that could adversely impact the financial results of such joint ventures.

We invest in joint ventures with other businesses our Manager sponsors and manages, as well as with unrelated third parties. Investing in joint ventures involves additional risks not present when acquiring leased equipment that will be wholly owned by us. These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture typically must guarantee all of the joint venture’s obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with our investment objectives and want to manage the joint venture in ways that do not maximize our return. Among other things, actions by a co-investor might subject leases that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the joint owners control a joint venture, there might be a stalemate on decisions, including when to sell the equipment or the prices or terms of a lease. Finally, while we may have the right to buy out the other joint owner’s interest in the equipment in the event of the sale, we may not have the resources available to do so.  These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

We may not be able to obtain insurance for certain risks and would have to bear the cost of losses from non-insurable risks.

Leased equipment may be damaged or lost. Fire, weather, accidents, theft or other events can cause damage or loss of leased equipment. While our leases generally require lessees to have comprehensive insurance and assume the risk of loss, some losses, such as from acts of war, terrorism or earthquakes may either be uninsurable or not economically feasible to insure. Furthermore, not all possible liability claims or contingencies affecting equipment can be anticipated or insured against, and, if insured, the insurance proceeds may not be sufficient to cover a loss. If such a loss occurs to the equipment, we could suffer a total loss of any investment in the affected equipment. In leasing some types of equipment, we may be exposed to environmental tort liability. Although we use our best efforts to minimize the possibility and exposure of such liability including by means of attempting to obtain insurance, we cannot assure you that our assets will be protected against any such claims.  These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

We could suffer losses from failure to maintain equipment registration and from unexpected regulatory compliance costs.

Many types of transportation equipment are subject to registration requirements by U.S. governmental agencies, as well as foreign governments if the equipment is to be used outside of the United States. Failing to register the equipment, or losing the registration, could result in substantial penalties, forced liquidation of the equipment and/or the inability to operate and lease the equipment. Governmental agencies may also require changes or improvements to equipment, and we may have to spend our own funds to comply if the lessee of the equipment is not required to do so under the lease. These changes could force the equipment to be removed from service for a period of time. The terms of our leases may provide for rent reductions if the equipment must remain out of service for an extended period of time or is removed from service. We may then have reduced rental income from the lease for this item of equipment. If we do not have the funds to make a required change, we might be required to sell the affected equipment. If so, we could suffer a loss on our investment, lose future revenues and experience adverse tax consequences.

If a lease is determined to be a loan, it could be subject to usury laws, which could lower our lease revenue.

Equipment leases have sometimes been held by the courts to be loan transactions subject to State usury laws, which limit the interest rate that can be charged. Although we anticipate entering into or acquiring leases that we believe are structured so that they avoid being deemed loans, and would therefore not be subject to usury laws, we cannot assure you that we will be successful in doing so. Loans at usurious interest rates are subject to a reduction in the amount of interest due under such loans and, if an equipment lease is held to be a loan with a usurious rate of interest, the amount of the lease payment could be reduced and adversely affect our lease revenue.

Our Manager’s officers and employees manage other businesses and do not devote their time exclusively to managing us and our business.

We do not employ our own full-time officers, managers or employees. Instead, our Manager supervises and controls our business affairs. Our Manager’s officers and employees also spend time supervising the affairs of other equipment leasing programs it manages, so they devote the amount of time they think is necessary to conduct our business, which may not be the same amount of time that would be devoted to us if we had separate officers and employees.

We compete with a variety of financing sources for our lessees, which may affect our ability to achieve our investment objectives.

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include other equipment leasing programs, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to a strong economy, growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and financing industry.

We compete primarily on the basis of pricing, terms and structure. To the extent that our competitors compete aggressively on any combination of those factors, we could fail to meet our investment objectives.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

In the ordinary course of conducting our business, we may be subject to certain claims, suits, and complaints filed against us.  In our Manager’s opinion, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations.  We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5. Market for the Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our shares are not publicly traded and there is no public market for our shares. It is unlikely that any such market will develop.

Number of Members
Title of Class	as of February 29, 2008
Manager (as a member)	1
Additional members	3,038

We, at our Manager’s discretion, pay monthly distributions to each of our members beginning the first month after each member is admitted through the termination of the operating period, which we currently anticipate will be in May 2014.  We paid distributions to additional members totaling $2,040,455 for the period from the Commencement of Operations through December 31, 2007.  Additionally, we paid our Manager distributions of $20,561 for the period from May 7, 2007 (Commencement of Operations) through December 31, 2007. The terms of our loan agreement with California Bank & Trust could restrict us from paying cash distributions on our members’ shares if such payment would cause us to not be in compliance with our financial covenants. For additional information on our distributions and the terms of our loan agreement, see “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In order for the Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to participate in the offering and sale of member shares (the “Shares”) pursuant to the offering or to participate in any future offering of our Shares, we are required pursuant to FINRA Rule 2810(b)(5) to disclose in each annual report distributed to our members a per Share estimated value of our Shares, the method by which we developed the estimated value and the date used to develop the estimated value.  In addition, our Manager must prepare annual statements of our estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act (“ERISA”) in the preparation of their reports relating to an investment in our Shares. For these purposes, the estimated value of our Shares is deemed to be $1,000 per Share at December 31, 2007.

This estimate was based on the amount of remaining undiscounted lease payments on our existing leases, the booked estimated residual values of the equipment held by us upon the termination of those leases and our cash on hand. From this amount, we then subtracted our total debt outstanding and then divided that sum by the total number of Shares outstanding. To the extent that this calculation yields a value in excess of the offering price per share, the offering price per share is used for these purposes.  This valuation was based solely on our Manager’s perception of market conditions and the types and amounts of our assets. No independent valuation was sought. However, as set forth below, there is no significant public trading market for our Shares at this time, and there can be no assurance that additional members could receive $1,000 per share if such a market did exist and they sold their Shares or that they will be able to receive such amount for their Shares in the future. The foregoing valuation was performed solely for the ERISA and FINRA purposes described above. Furthermore, there can be no assurance as to the amount we may actually receive if and when we seek to liquidate our assets or the amount of lease payments and equipment disposition proceeds we will actually receive over our remaining term.

Item 6. Selected Financial Data

The selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes included in “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Year Ended
	December 31,
	2007
Total revenue (a)	$4,830,315
Net income (b)	$116,852
Net income allocable to the additional members	$115,683
Net income allocable to the Manager	$1,169

Weighted average number of additional members
shares outstanding	47,186
Net income per weighted average
additional member share outstanding	$2.45

Distributions to additional members	$2,040,455
Distributions per weighted average
additional member share outstanding	$43.24
Distributions to the Manager	$20,561

	December 31,
	2007	2006
Total assets	$114,242,189	$2,000
Notes payable	$22,480,270	$-
Members' equity	$79,289,609	$2,000

(a)	In 2007, total revenue consisted of (i) $3,745,463 of rental income, (ii) $762,779 of finance income and (iii) $322,073 of interest and other income from our acquisitions of leased assets as well as the equipment financing facility.

(b)	In 2007, net income related to (i) $4,830,315 of total revenue partially offset by (ii) $1,346,886 of administrative expense reimbursements due to our Manager, (iii) $1,860,863 of depreciation and amortization expense and (iv) $704,418 of interest expense.

Item 7. Manager's Discussion and Analysis of Financial Condition and Results of Operations

Our Manager’s Discussion and Analysis of Financial Condition and Results of Operations relates to our Consolidated Financial Statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.  Statements made in this section may be considered forward-looking.  These statements are not guarantees of future performance and are based on current expectations and assumptions that are subject to risks and uncertainties.  Actual results could differ materially because of these risks and assumptions, including, among other things, factors discussed in “Part I. Forward-Looking Statements” and “Item 1A. Risk Factors” located elsewhere in this Annual Report on Form 10-K.

Overview

We operate as an equipment leasing program formed on October 3, 2006.  We began active operations on May 25, 2007.  We engage in the business of purchasing equipment and leasing it to third-party end users, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser extent, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases will be acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases.  The majority of the purchase price of our other equipment leases will be financed, so these leases will generate little or no current cash flow because substantially all of the rental payments received from the lessees will be paid to lenders. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment.

Our manager is ICON Capital Corp. (our “Manager”), which was originally a Connecticut corporation.  Effective June 1, 2007, our Manager was re-incorporated as a Delaware corporation. Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and financing transactions, under the terms of our amended and restated limited liability company agreement (our “LLC Agreement”).

We are currently in our offering period.  The minimum offering of $1,200,000 was achieved on May 25, 2007 (Commencement of Operations). From our Commencement of Operations through December 31, 2007, we have raised total equity of $93,669,295, respectively.  With the net proceeds from our offering, we anticipate acquiring both income leases and growth leases.  As our leases expire, we may sell the equipment and reinvest the proceeds in additional equipment subject to leases or re-lease the equipment.  We anticipate incurring both gains and losses on the sales of equipment during our operating period. Additionally, we plan to have rental income and finance income increase, as well as related expenses such as depreciation and amortization expense and interest expense.  We anticipate that the fees we pay our Manager to operate and manage our business portfolio will increase during this period as our Manager will be spending a greater portion of its time managing our portfolio.

Current Business Environment and Outlook

We believe that domestic equipment leasing and financing volume is correlated to overall business investments in equipment. According to information published by the Equipment Leasing and Finance Association, domestic business investment in equipment in 2008 is forecasted to be an estimated $1,159 billion as compared to a low of $868 billion in 2002 and estimated investment of $1,106 billion in 2007, while the corresponding forecast for equipment finance volume in 2008 is estimated to be $657 billion as compared to a low of $476 billion in 2003 and estimated value of $625 billion in 2007. In addition, we believe that a similar correlation exists in the international markets in which we operate. Increased capital spending may increase the number of available leases thereby creating more opportunities in the leasing market. While lower interest rates will remain a key obstacle for the equipment leasing and financing industry because of the increased likelihood of customers choosing to purchase rather than lease business investments in equipment, we believe the leasing and financing industry's outlook for the foreseeable future is encouraging.

Other factors that may negatively affect the leasing and financing industry are: (i) the proposed legal and regulatory changes that may affect tax benefits of leasing, and (ii) the continued misperception by potential lessees, stemming from published issues at Enron, WorldCom and others, that leasing should not play a central role as a financing alternative. However, as overall business investment in equipment increases, and as companies tend to preserve cash and lease (rather than purchase) equipment in pre-recessionary and recessionary economies, we are optimistic that equipment leasing volume will increase as more lessees return to the marketplace.

Lease and Other Significant Transactions

We entered into the following leases and other significant transactions during the period from May 25, 2007 (Commencement of Operations) through December 31, 2007:

Telecommunications Equipment

On June 28, 2007, we, through our wholly-owned subsidiary ICON Global Crossing IV, LLC (“ICON Global Crossing IV”), purchased telecommunications equipment for approximately $7,008,000. The telecommunication equipment is subject to a lease with Global Crossing Telecommunications, Inc.  (“Global Crossing”).  ICON Global Crossing IV collected interim rent of $2,501 per day until commencement of the base term.  The base lease term is 48 months, and commenced on December 1, 2007.  We incurred professional fees of approximately $159,000 and paid an acquisition fee to our Manager of approximately $210,000 relating to this transaction.

On September 19, 2007, ICON Global Crossing IV purchased additional telecommunications equipment for approximately $8,993,000. The additional telecommunication equipment is also subject to a lease with Global Crossing.  ICON Global Crossing IV collected interim rent of $3,210 per day until commencement of the base term.  The base lease term is 48 months, and commenced on December 1, 2007.  We paid an acquisition fee to our Manager of approximately $270,000 relating to this transaction.

On November 30, 2007, ICON Global Crossing IV purchased additional telecommunications equipment for approximately $5,293,000. The additional telecommunication equipment is also subject to a lease with Global Crossing.  The base lease term is 48 months, and commenced on December 1, 2007.  We paid an acquisition fee to our Manager of approximately $159,000 relating to this transaction.

Marine Vessel

On July 24, 2007, we and ICON Income Fund Ten, LLC (“Fund Ten”), an entity also managed by our Manager, formed ICON Mayon, LLC (“ICON Mayon”), with interests of 51% and 49%, respectively. ICON Mayon purchased one Aframax 98,507 DWT product tanker, the Mayon Spirit, from an affiliate of Teekay Corporation (“Teekay”). The purchase price for the Mayon Spirit was approximately $40,250,000, comprised of (i) the cash payment of approximately $15,312,000 funded in the form of a capital contribution to ICON Mayon and (ii) borrowings of approximately $24,938,000 of non-recourse debt provided under a secured loan agreement with Fortis Capital Corp. Simultaneously with the closing of the purchase of the Mayon Spirit, the Mayon Spirit was bareboat chartered back to Teekay for a term of 48 months.  The charter commenced on July 24, 2007. We paid approximately $845,000 in deal related costs, which included an additional cash payment of approximately $616,000, in the form of an acquisition fee paid to our Manager. The total capital contributions made to ICON Mayon as of December 31, 2007 were approximately $16,020,000, of which our share was approximately $8,472,000.

Manufacturing Equipment

MW Universal

On September 28, 2007, we completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of LC Manufacturing LLC (“LC Manufacturing”), a wholly owned subsidiary of MW Universal, Inc. (“MWU”), for a purchase price of $14,890,000.  We paid acquisition fees of approximately $447,000 to our Manager.  We collected interim rent of approximately $299,000 per month until the commencement of the lease term.  The lease term commenced on January 1, 2008 and continues for a period of 60 months.

On December 10, 2007, we completed the acquisition of and simultaneously leased back the machining and metal working equipment of MW Crow, Inc. (“Crow”), a wholly owned subsidiary of MWU, for a purchase price of $4,100,000.  We paid acquisition fees of $123,000 to our Manager.  We collected interim rent of approximately $82,000 per month until the commencement of the lease term.  The lease term commenced on January 1, 2008 and continues for a period of 60 months.

Simultaneously with the closing of the transactions with LC Manufacturing and Crow, ICON Leasing Fund Eleven, LLC (“Fund Eleven”), an entity managed by our Manager, and Fund Ten (together, the “Participating Funds”), completed similar acquisitions with seven other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidary’s obligations under its respective leases (including those of LC Manufacturing) are cross-collateralized, cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds has also entered into a credit support agreement with us, pursuant to which if losses are incurred by a Participating Fund with respect to any MWU subsidiary, those losses are shared among the Participating Funds proportionately based on the amount of capital invested.

ICON EAR

On December 28, 2007, the LLC and Fund Eleven formed ICON EAR, LLC (“ICON EAR”), with interests of 55% and 45%, respectively.  ICON EAR completed the acquisition of and simultaneously leased back semiconductor manufacturing equipment from Equipment Acquisition Resources, Inc. (“EAR”) for an initial acquisition price of $6,935,000.  We paid acquisition fees of approximately $114,000 to our Manager. We will collect $4,332 per day as interim rent until the commencement of the lease term, which is the earlier of June 30, 2008 or upon meeting of a specific threshold.  The lease term will continue for 60 months.

Financing Facility

On August 13, 2007, we, along with a consortium of other lenders, entered into an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately held manufacturer of solar panels for the building of a new production facility.  The financing facility matures on June 30, 2013 and is secured by the equipment as well as all other assets of Solyndra.  The equipment consists of two fully automated manufacturing lines that combine glass tubes and thin film semiconductors to produce solar panels.  We will receive principal payments starting October 2008.  During the interim period, interest will be paid on a quarterly basis using a range of rates from 8.86% to 9.01%.  In connection with the transaction, we received warrants to purchase up to 40,290 shares of Solyndra common stock.

The financing facility is for a maximum amount of $93,500,000, of which we have committed to invest up to $5,000,000.  At December 31, 2007, we had loaned approximately $4,202,000.  We paid acquisition fees of approximately $126,000 to our Manager.  In 2008, we loaned an additional $165,000.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurement” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 14, 2008, the FASB issued FASB Staff Position SFAS No. 157-1, which amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Our Manager has not yet determined whether SFAS No. 157 will have a material impact on its financial condition, results of operations, or cash flow. However, our Manager believes we will likely be required to provide additional disclosures as part of our future financial statements, beginning with the first quarter of 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected as reported in earnings.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Our Manager is currently evaluating the impact of adopting SFAS No. 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. Our Manager is currently evaluating the impact of SFAS No. 160 on our consolidated financial statements.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“US GAAP”) requires our Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•	Lease classification and revenue recognition,
•	Asset impairments,
•	Depreciation,
•	Notes receivable,
•	Initial direct costs,
•	Acquisition fees,
•	Warrants, and
•	Derivative financial instruments

Lease Classification and Revenue Recognition

Each lease with regard to the equipment we lease to third parties will be classified either as a finance or an operating lease, which will be determined based upon the terms of each lease. For a finance lease, the initial direct costs are capitalized and amortized over the term of the lease.  For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated over the estimated useful life of the equipment.

For finance leases, we record, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual value minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight line basis over the lease term.  Billed and uncollected operating lease receivables are included in rents receivable.  Deferred income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

Our Manager has an investment committee that approves each new equipment and financing transaction and lease acquisition.  As part of its process it determines the residual value, if any, to be used once the acquisition has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and the industry in which the potential lessee operates.

The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.  The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

For notes receivable, we use the interest method to recognize interest income, which produces a constant periodic rate of return on the investment, when earned.

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statement of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender.  Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse debt where the lessee remits its rental payments directly to the lender and we do not recover its residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Manager’s review for impairment includes a consideration of the existence of impairment indicators including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Depreciation

We record depreciation expense on equipment classified as an operating lease.  In order to calculate depreciation, we first determine the depreciable equipment cost, which is the cost less the estimated residual value.  The estimated residual value is our estimate of the value of the equipment at lease termination.  Depreciation expense is recorded by applying the straight-line method of depreciation to the depreciable equipment cost over the lease term.

Notes Receivable

Notes receivable are reported at their outstanding principal balances net of any unamortized deferred fees and premiums or discounts on purchased loans. Costs on originated loans are reported as other non-current assets. Unearned income, discounts and premiums are amortized to income using the interest method.  Interest receivable resulting from the unpaid principal is recorded separately from the outstanding balance.

Initial direct costs

We capitalize initial direct costs associated with the origination and funding of lease assets and investment in financing facility in accordance with SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Costs related to leases or notes receivable that are not consummated are expensed as an acquisition expense.

Acquisition fees

Pursuant to our LLC Agreement, acquisition fees paid to our Manager are based on 3% of the equipment purchase price. These fees are capitalized and included in the cost of the acquired asset.

Warrants

Warrants held by us are revalued on a quarterly basis.  The revaluation of the warrants is computed using the Black-Scholes option pricing model.  The assumptions utilized in the Black-Scholes model include share price, strike price, expiration date, risk free rate and the volatility percentage.  The change in fair value of the warrants is recognized in the consolidated statement of operations for the decline in the fair value of the warrants.

Derivative Financial Instruments

We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”(“SFAS No.133”), which established accounting and reporting standards for derivative instruments.

SFAS No. 133, as amended, requires us to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value or cash flow hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments.

We designate derivative financial instruments as either a hedge or a derivative instrument.  For hedging instruments, at the trade date, these instruments and their hedging relationship are identified, designated and documented.  For derivative financial instruments designated as hedge instruments, we evaluate the effectiveness of these hedges, at least quarterly, to ensure that there remains a highly effective correlation in the hedge relationship. Once the hedge relationship is established the effective portion of the hedge is recorded on the consolidated balance sheet as a component of members’ equity, accumulated other comprehensive income, while the ineffective portion, if any, is recognized as an expense in our consolidated statements of operations.

For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized into our earnings in the period in which the changes occur or when such instruments are settled.

Results of Operations for the Year Ended December 31, 2007 (“2007”)

Year ended
December 31, 2007
Rental income	$3,745,463
Finance income	762,779
Interest and other income	322,073

Total revenue	$4,830,315

Total revenue for the year ended December 31, 2007 was $4,830,315 which was primarily comprised of rental income from ICON Mayon, LC Manufacturing and Crow.  Finance income was from the telecommunications equipment subject to a finance lease with Global Crossing.  Interest income was due to interest received on our money market account as well as the financing facility for Solyndra.

Year ended
December 31, 2007
Management fees - Manager	$178,289
Administrative expense reimbursements - Manager	1,346,866
General and administrative	161,497
Interest	704,418
Other financial loss	25,024
Depreciation and amortization	1,860,863

Total expenses	$4,276,957

Total expenses for the year ended December 31, 2007 were $4,276,957.  For the year, we recorded depreciation and amortization expense for the Mayon Spirit, and assets owned by LC Manufacturing, Crow and ICON Global Crossing IV.  Interest expense was recorded as a result of the outstanding borrowings of ICON Mayon.  Administrative expense reimbursements - Manager are costs incurred by our Manager that are necessary to our operations.  These costs include our Manager’s legal, accounting, investor relations and operations personnel, as well as professional fees and other costs, that are charged to us based upon the percentage of time such personnel dedicate to our operations.  General and administrative expenses include our audit, legal and tax expenses.

Minority Interest

Minority interest for the year ended December 31, 2007 was $436,506 due to the minority ownership which Fund Ten has in ICON Mayon as well as the minority ownership which Fund Eleven has in ICON EAR.

Financial Condition

This section discusses the major balance sheet items as of December 31, 2007:

Total assets.  Our total assets at December 31, 2007 were $114,242,189.  The assets consisted primarily of leased equipment, investments in direct finance leases and cash.

Total liabilities.  Our total liabilities at December 31, 2007 were $24,089,822.  We have $22,480,270 in non-recourse debt which is related to the acquisition of the Mayon Spirit.  The remainder of the balance includes the liability associated with the interest rate swap contracts, deferred revenue, payables to our Manager and affiliates and other accrued expenses.

Members’ equity.  Our members’ equity at December 31, 2007 was $79,289,609.  The majority of this balance is associated with our equity raise which was partially offset by the organizational and offering fees, sales commissions to third parties and underwriting fees paid to ICON Securities Corp. (“ICON Securities”), an entity owned by our Manager.  We also recorded losses through other comprehensive income as a result the revaluation of our interest rate swaps.

Liquidity and Capital Resources

Sources and Uses of Cash

At December 31, 2007, we had cash and cash equivalents of $22,154,903.  We will establish working capital reserves of approximately 0.5% of the gross offering proceeds from the sale of our membership shares. We are offering our membership shares on a “best efforts” basis with the intention of raising up to $410,800,000.  We will use the net proceeds of the offering to purchase various types of equipment. We plan to lease the equipment to third party end users.  The leases we enter into will generally be with lessees that our Manager determines are creditworthy and are located in North America, Europe and other developed markets, including those in Asia, South America and elsewhere.

The majority of our investments will be the outright purchase of equipment that will be subject to lease.  From this type of investment, we will be entitled to receive rental payments from leasing the equipment and, as owner of the equipment, we may sell or re-lease it at lease expiration.  We will purchase equipment subject to lease either directly or through subsidiary entities.  We may, in some cases, jointly purchase equipment with other businesses our Manager sponsors and manages or with unaffiliated third parties.  In such cases, we may co-own a joint venture with other parties.

We will seek to acquire a portfolio of equipment leases that is comprised of both (a) transactions that provide current cash flow in the form of rental payments made directly to us, and (b) transactions where the cash flow in the form of rental payments has been pledged or assigned, in whole or in part, to a lender. We refer to current cash flow leases which we acquire for cash as income leases.  We call leases where a substantial portion of the cash flow (and perhaps a portion of the expected residual value of the equipment) has been pledged or assigned to a lender as growth leases (also known within the equipment leasing industry as leveraged leases). We expect that most of the indebtedness that we incur to pay a portion of the purchase price for growth leases will be non-recourse to our other assets, meaning that in the event the lender is not paid, our other assets would not be at risk as a source of payment; only the particular item or items of financed equipment would be at risk.

As additional Shares are sold, we will experience a relative increase in liquidity as cash is received and then a relative decrease in liquidity as cash is expended to acquire equipment subject to leases and purchase equipment and lease it to third-party end users.

Unanticipated or greater than anticipated operating costs or losses (including a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital reserves may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by operating and financing activities.  In addition, we may use a portion of cash on hand to re-establish working capital reserves. Our Manager has no intent or requirements to fund any cash flow deficit of ours or provide other financial assistance to us.

Since the Commencement of Operations through December 31, 2007, we sold 93,804 shares, representing $93,669,295 of capital contributions.  We admitted 2,476 Additional Members.  Through December 31, 2007, we have paid or accrued $7,396,652 of sales commissions to third parties, $2,841,757 of organizational and offering expenses to our Manager, and $1,849,163 of underwriting fees to ICON Securities.

Operating Activities

Sources of cash

Our main source of cash from operating activities in the year ended December 31, 2007 was the collection of rental income from LC Manufacturing, Crow and Global Crossing.

Investing Activities

Uses of cash

Our main use of cash from investing activities in the year ended December 31, 2007 was the purchase of approximately $63,961,271 worth of leased equipment.  These acquisitions were for telecommunication equipment, marine vessels, manufacturing equipment.  Additionally, $4,328,300 was invested into the financing facility.

Financing Activities

Sources of cash

Our main sources of cash from financing activities in the year ended December 31, 2007 were the issuance of additional member shares, net of sales and offering expenses and investments by minority interests in joint ventures.  During the year ended December 31, 2007 we sold 93,805 additional member shares, representing $93,670,295 of capital contributions.  We received $10,762,478 of investments for minority interests in ICON Mayon and ICON EAR.

Beginning with the Commencement of Operations, we have been paying sales commissions to third parties and various fees to our Manager and ICON Securities.  These sales commissions and fees paid to our Manager and ICON Securities are recorded as a reduction of our equity.

Uses of cash

Our main use of cash from financing activities in the year ended December 31, 2007 was cash distributions to our members of $2,061,016.

Financings and Borrowings

Non-Recourse Notes Payable

We had non-recourse debt at December 31, 2007 of approximately $22,480,270 which was solely related to the Mayon Spirit acquisition.  All of our non-recourse debt consists of notes payable in which the lender has a security interest in the equipment. In some cases, in addition to the security interest, the lender has an assignment of the rental payments under the lease.  In such cases, the lender is being paid directly by the lessee.  In other cases, we receive rental payments and remit to the lender.  Currently our lease rental income relating to the Mayon Spirit is sufficient to service the debt obligation.

Revolving Line of Credit, Recourse

Certain of our affiliates (entities sponsored and organized by our Manager), ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC, (“Fund Nine”), Fund Ten and Fund Eleven (collectively, the “Borrowers”) previously entered into a Commercial Loan Agreement (the “Loan Agreement”), with California Bank & Trust (the “Lender”). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”) which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Loan Agreement prohibits any Borrower from declaring or paying any distribution to investors if such a payment would cause such Borrower to become non-compliant with the financial covenants in the Loan Agreement.  The Borrowers are obligated to pay a quarterly commitment fee of 0.5% on unused commitments under the Facility.

In addition, the Borrowers previously entered into a Contribution Agreement (the “Contribution Agreement”), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The Loan Modification extended the Facility from August 31, 2007 to September 30, 2008 and lowered (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility to the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market Rate (the “LIBOR Rate”) plus 2.75% to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at December 31, 2007 was 7.25%.

On June 20, 2007, the Loan Agreement, the Contribution Agreement and the Loan Modification were modified to admit us as a permitted borrower. We, as a result of our entry into the Loan Modification, are jointly and severally liable for the outstanding balance.

 The Borrowers were in compliance with the covenants at December 31, 2007. The Borrowers were in compliance with the Contribution Agreement at December 31, 2007 and no amounts were due to or payable by us under the Contribution Agreement.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,255,000 at December 31, 2007.  We had no borrowings outstanding under the Facility as of such date.  The balance of $6,255,000 relates to borrowings by Fund Eight B ($1,255,000) and Fund Ten ($5,000,000).

Our Manager believes that with the cash we have currently available and with the cash being generated from our leases, we have sufficient cash to continue our operations into the foreseeable future.  We have the ability to borrow funds under the Facility if necessary.  However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessee’s business that are beyond our control.  See “Item 1A.  Risk Factors.”

Distributions

We pay monthly distributions to each of our members starting the first month after each member is admitted and we continue to pay such distributions until the termination of the operating period.  We paid distributions to our Additional Members of $2,040,455 for the year ended December 31, 2007.  We paid distributions to our Manager of $20,561 for the year ended December 31, 2007.

Contractual Obligations and Commitments

At December 31, 2007, we had non-recourse debt obligations. The lenders have security interests in the equipment relating to each non-recourse debt instrument and, in some cases, an assignment of the rental payments under the leases associated with the equipment. In such cases, the lender is being paid directly by the lessee.  In other cases, we receive the rental payments and pay the lender.  If the lessee were to default on the non-recourse debt the equipment would be returned to the lender in extinguishment of the non-recourse debt. At December 31, 2007, our outstanding non-recourse debt obligation was $22,480,270.  We are a party to the Facility as discussed in the financing and borrowings section above. We had no borrowings under the Facility at December 31, 2007.

Principal and interest maturities of our non-recourse debt consisted of the following at December 31, 2007:

	Payments Due by Period
		Less Than 1	1-3	4-5
	Total	Year	Years	Years
Non-recourse debt	$22,480,270	$4,913,501	$10,797,028	6,769,741
Non-recourse interest	3,117,730	1,308,499	1,612,973	196,258

Total Non-recourse debt	$25,598,000	$6,222,000	$12,410,001	$6,965,999

Commitments

On September 28, 2007 and December 10, 2007, we completed the acquisitions of and simultaneously leased back all of the machining and metal working equipment of LC Manufacturing and Crow, both of which are wholly owned subsidiaries of MWU.  Simultaneously with the closing of the transactions with LC Manufacturing and Crow, the Participating Funds completed similar acquisitions with seven other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidary’s obligations under its respective lease (including those of LC Manufacturing) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds had also entered into a credit support agreement with us, pursuant to which if losses are incurred by a Participating Fund with respect to any MWU subsidiary, those losses are shared among the Participating Funds proportionately based on the amount of capital invested.  The term of each credit support agreement matches that of each lease agreement.  No amounts were accrued at December 31, 2007 and management cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

Subsequent Events

On March 3, 2008, we formed ICON French Equipment II, LLC, which purchased auto parts manufacturing equipment from Sealynx Automotive Transieres SAS (“Sealynx”) and leased it back to Sealynx.  The purchase price was approximately $12 million.  The lease has a base term of 60 months and will be paid in quarterly installments.  At the conclusion of the lease, Sealynx has the option to purchase the equipment for 20% of the acquisition price, renew the lease for its fair market renewal value for a time period to be agreed upon between the parties or return all but not less than all of the equipment.  As additional security for Sealynx’s obligations under the lease, we were given a lien on property owned by Sealynx in France as well as a guaranty from Sealynx’s parent company, Sealynx Automotive Holding.

On March 11, 2008, we formed ICON Global Crossing IV, LLC, which purchased additional telecommunications equipment for approximately $6,000,000. The additional telecommunications equipment is also subject to a lease with Global Crossing. The lease has a base term of 36 months which commences on April 1, 2008. At the conclusion of the lease, Global Crossing must return all but not less than all of the equipment, purchase all but not less than all of the equipment for 20% of its acquisition cost or renew the lease for its fair market rental value.

On March 31, 2008, we, through its newly formed wholly-owned subsidiaries, ICON Arabian Express, LLC and ICON Aegean Express, LLC (the “Purchasers”), entered into agreements with subsidiaries of Vroon Group B.V. (“Vroon”) to acquire two 1,500 TEU containerships - the Aegean Express and the Arabian Express (collectively, the “Vessels”) - for an aggregate purchase price of $51,000,000.  Simultaneously with the closing of the purchase of the Vessels, the Vessels will be bareboat chartered back to Vroon for a term of six years.

Off-Balance Sheet Transactions

None.

Inflation and Interest Rates

The potential effects of inflation on us are difficult to predict.  If the general economy experiences significant rates of inflation, however, it could affect us in a number of ways.  We do not currently have or expect to have rent escalation clauses tied to inflation in our leases. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease terminations (and thus the overall cash flow from our leases) may increase with inflation as the cost of similar new and used equipment increases.

If interest rates increase significantly, the lease rates that we can obtain on future leases may increase as the cost of capital is a significant factor in the pricing of lease financing.  Leases already in place would generally not be affected by changes in interest rates.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We, like most other companies, are exposed to certain market risks, which includes changes in interest rates and the demand for equipment (and the related residuals) owned by us.  We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations.

In general, we manage our exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt.  We may finance leases with a floating interest rate and we are therefore exposed to interest rate risk until fixed rate financing is arranged.

To hedge our variable interest rate risk, we may enter into interest rate swap contracts that will effectively convert the underlying floating interest rates to a fixed interest rate. In general, these swap agreements will reduce our interest rate risk associated with variable interest rate borrowings.  However, we will be exposed to and manage credit risk associated with our counterparties to our swap agreement by dealing only with institutions our Manager considers financially sound.

We entered into an interest rate swap contract with Fortis Bank NV/SA, New York Branch in order to fix the variable interest rate on our $22,480,270 non-recourse debt with regards to ICON Mayon and to minimize our risk for interest rate fluctuations. After giving effect to the swap agreement, we have a fixed interest rate of 6.35%.

We manage our exposure to equipment and residual risk by monitoring the markets our leased equipment are in and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON Leasing Fund Twelve, LLC

We have audited the accompanying consolidated balance sheet of ICON Leasing Fund Twelve, LLC and subsidiaries as of December 31, 2007, and the related consolidated statement of operations, changes in members’ equity, and cash flows for the year ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Leasing Fund Twelve, LLC and subsidiaries at December 31, 2007, and the consolidated results of their operations and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

March 31, 2008
New York, New York

The Members
ICON Leasing Fund Twelve, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of ICON Leasing Fund Twelve, LLC, (a Delaware limited liability company) and subsidiaries as of December 31, 2006.  The financial statement is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of ICON Leasing Fund Twelve, LLC as of December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hays & Company LLP

March 8, 2007
New York, New York

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	December 31,
	2007	2006
Current assets
Cash and cash equivalents	$22,154,903	$2,000
Current portion of net investment in finance leases	4,011,408	-
Other current assets	128,945	-

Total current assets	26,295,256	2,000

Non-current assets
Net investments in finance leases, less current portion	17,610,522	-
Leased equipment at cost, (less accumulated depreciation of $1,756,376 and $0)	65,809,766	-
Notes receivable, net	4,087,568
Other non-current assets, net	439,077	-

Total non-current assets	87,946,933	-

Total Assets	$114,242,189	$2,000

Liabilities and Members' Equity

Current liabilities
Current portion of non-recourse long-term debt	$4,913,501	$-
Interest rate swap contracts	686,176	-
Deferred revenue	541,830	-
Due to Manager and affiliates	246,926	-
Accrued expenses and other current liabilities	134,620	-

Total current liabilities	6,523,053	-

Non-current liabilities
Non-recourse long-term debt, net of current portion	17,566,769	-

Total Liabilities	24,089,822	-

Minority Interest	10,862,758	-

Commitments and contingencies (Note 14)

Members' Equity
Manager	(18,392)	1,000
Additional Members	79,657,951	1,000
Accumulated other comprehensive loss	(349,950)	-

Total Members' Equity	79,289,609	2,000

Total Liabilities and Members' Equity	$114,242,189	$2,000
	-	-
See accompanying notes to consolidated financial statements

ICON Income Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Operations

Year Ended December 31,
2007
Revenue:
Rental income	$3,745,463
Finance income	762,779
Interest and other income	322,073

Total revenue	4,830,315

Expenses:
Management fees - Manager	178,289
Administrative expense reimbursements - Manager	1,346,866
General and administrative	161,497
Interest	704,418
Other financial loss	25,024
Depreciation and amortization	1,860,863

Total expenses	4,276,957

Income before Minority Interest	553,358

Minority interest	(436,506)

Net Income	$116,852

Net income allocable to:
Additional Members	$115,683
Manager	1,169

$116,852

Weighted average number of additional
member shares outstanding	47,186

Net income per weighted average
additional member share	$2.45

See accompanying notes to consolidated financial statements

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Members' Equity

	Additional			Accumulated Other
	Member	Additional	Managing	Comprehensive
	Shares	Members	Member	Loss	Total
Opening balance, January 1, 2006	-	$-	$-	$-	$-

Proceeds from issuance of
additional members shares	1	1,000	-	-	1,000
Proceeds from issuance of
managing members shares	-	-	1,000	-	1,000
Balance, December 31, 2006	1	1,000	1,000	-	2,000
Net income		115,683	1,169		116,852
Change in valuation of
interest rate swap contracts				(349,950)	(349,950)
Total comprehensive loss					(233,098)
Proceeds from issuance of
additional members shares	93,805	93,670,295	-	-	93,670,295
Redemption of additional member
shares	(1)	(1,000)			(1,000)
Sales and offering expenses	-	(12,087,572)	-	-	(12,087,572)
Cash distributions to members	-	(2,040,455)	(20,561)	-	(2,061,016)

Balance, December 31, 2007	93,805	$79,657,951	$(18,392)	$(349,950)	$79,289,609
		-	-	-	-
See accompanying notes to consolidated financial statements

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Cash Flows

Year Ended
December 31,
2007
Cash flows from operating activities:
Net Income	$116,852
Adjustments to reconcile net income to net cash provided by
operating activities:
Rental income paid directly to lenders by lessees	(3,261,468)
Finance income	(762,779)
Depreciation and amortization	1,860,863
Interest expense on non-recourse financing paid directly
to lenders by lessees	693,217
Minority interest	436,506
Changes in operating assets and liabilities:
Net investment in finance leases	1,142,760
Other assets	(164,163)
Accrued expenses and other liabilitites	134,620
Deferred revenue	541,830
Due to Manager and affiliates	246,926

Net cash provided by operating activities	985,164

Cash flows from investing activities:
Purchase of equipment	(63,961,271)
Investment in leases and equipment to be leased	(823,875)
Investment in notes receivable	(4,328,300)

Net cash used in investing activities	(69,113,446)

Cash flows from financing activities:
Issuance of additional member shares, net of sales and offering expenses paid	81,581,723
Investments by minority interests in joint venture	10,762,478
Cash distributions to members	(2,061,016)

Net cash provided by financing activities	90,283,185

Net increase in cash and cash equivalents	22,152,903

Cash and cash equivalents, beginning of the year	2,000

Cash and cash equivalents, end of the year	$22,154,903

See accompanying notes to consolidated financial statements

ICON Leasing Fund Twelve LLC
(A Delaware Limited Partnership)
Consolidated Statement of Cash Flows

Year Ended
December 31,
2007
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt
paid directly to lenders by lessees	$3,128,000

Non-cash portion of equipment purchased with non-recourse debt	$24,938,433

See accompanying notes to consolidated financial statements

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007

(1)	Organization

ICON Leasing Fund Twelve, LLC (the “LLC”) was formed on October 3, 2006 as a Delaware limited liability company.  The LLC’s initial closing date was May 25, 2007 (the “Commencement of Operations”), the date at which the LLC had raised $1,200,000.  Accordingly, there is no statement of operations for the year ended December 31, 2006.  The LLC is engaged in one business segment, the business of purchasing equipment and leasing it to third-party end users, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser extent, acquiring ownership rights to items of leased equipment at lease expiration.  The LLC will continue until December 31, 2026, unless terminated sooner.

The manager of the LLC is ICON Capital Corp. (the “Manager”), which was originally a Connecticut corporation.  Effective June 1, 2007, the Manager was reincorporated as a Delaware corporation.  The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and financing transactions that the LLC enters into pursuant to the terms of the LLC’s limited liability company agreement (the “LLC Agreement”).  Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

The LLC is currently in its offering period, which commenced on May 7, 2007 and is anticipated to end in May 2009. The LLC is in the process of raising capital and acquiring assets.  The initial capitalization of the LLC was $2,000, which consisted of $1,000 from the Manager and $1,000 contributed for a single additional member share from an officer of the Manager. The LLC is offering membership interests on a “best efforts” basis with the intent to raise up to $410,800,000 of capital, consisting of 400,000 shares of limited liability interests at a purchase price of $1,000 and an additional 12,000 shares which have been reserved for the LLC’s Distribution Reinvestment Plan.  The Distribution Reinvestment Plan allows investors to purchase additional member shares with distributions received from certain other Funds managed by the Manager at a discounted share price of $900.  As of December 31, 2007, approximately 1,351 shares have been issued in connection with the LLC’s Distribution Reinvestment Plan.  Upon raising the minimum of $1,200,000, Additional Members were admitted.  “Additional Members” represent all members other than the Manager.

From the Commencement of Operations to December 31, 2007, the LLC sold 93,805 additional member shares, representing $93,670,295 of capital contributions and admitted 2,476 Additional Members.  Beginning with the Commencement of Operations, the LLC has been paying sales commissions to third parties. The LLC has also been making payments to the Manager and its affiliates for various fees.  These sales commissions and fees paid to the Manager and its affiliate are recorded as a reduction to the LLC’s equity.  Through December 31, 2007, the LLC has paid or accrued $7,396,652 of sales commissions to third parties, $2,841,757 of organizational and offering expenses to the Manager, and $1,849,163 of underwriting fees to ICON Securities Corp. (“ICON Securities”), an entity owned by the Manager.

With proceeds from member shares sold, the LLC intends to invest in equipment subject to leases, equipment financing transactions, residual ownership rights in leased equipment and establish a cash reserve. After the net offering proceeds are invested, additional investments will be made with the cash generated from the LLC’s initial investments, to the extent that cash is not needed for expenses, reserves or distributions to members. The investment in additional equipment in this manner is called “reinvestment.”  After the reinvestment period, the LLC will then sell its assets in the ordinary course of business, a time frame called the “liquidation period.”

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007

(1)	Organization - continued

Members’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has (a) received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and (b) received, in addition, other distributions and allocations that would provide an 8% per year cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the additional members and 10% to the Manager.

(2)  Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

The consolidated financial statements include the accounts of the LLC and all subsidiaries and other controlled entities. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.

Risks and Uncertainties

In the normal course of business, the LLC is exposed to two significant types of economic risk: credit and market.  Credit risk is the risk of a lessee’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to lessees are dispersed across different industry segments within the United States of America and throughout the world.  Although the LLC does not currently foresee a concentrated credit risk associated with these customers, lease payments are dependent upon the financial stability of the industry segments in which they operate.  See Note 11 for concentration of risk.

Market risk reflects the change in the value of debt instruments, derivatives and credit facilities due to change in interest rate spreads or other market factors.  The LLC believes that the carrying value of its investments and derivative obligations are reasonable taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007

(2)  Summary of Significant Accounting Policies - continued

Debt Financing Costs

Expenses associated with the issuance of long-term debt are capitalized and amortized over the term of the debt instrument using the effective interest rate method.  These costs are included in other non-current assets.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight line basis over the lease term which range from 4 to 5 years to the asset’s residual value.

The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.  The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, the LLC will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statement of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender.  Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse debt where the lessee remits its rental payments directly to the lender and the LLC does not recover its residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. The Manager’s review for impairment includes a consideration of the existence of impairment indicators including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007

(2)  Summary of Significant Accounting Policies - continued

Revenue Recognition

The LLC leases equipment to third parties and each such lease may be classified as either a finance lease or an operating lease, which is based upon the terms of each lease.  Initial direct costs are capitalized and amortized over the term of the related lease for a finance lease.  For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

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

The Manager has an investment committee that approves each new equipment and financing transaction and lease acquisition.  As part of its process it determines the residual value, if any, to be used once the acquisition has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with the LLC’s policy relating to impairment review.

For notes receivable, the LLC uses the interest method to recognize interest income, which produces a constant periodic rate of return on the investment, when earned.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates the uncollectibility of receivables by analyzing lessee concentrations, creditworthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.  No allowance was deemed necessary at December 31, 2007.

Notes Receivable

Notes receivable are reported at their outstanding principal balances net of any unamortized deferred fees and premiums or discounts on purchased loans. Costs on originated loans are reported as other non-current assets. Interest receivable resulting from the unpaid principal is recorded separately from the outstanding balance.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007

(2)	Summary of Significant Accounting Policies - continued

Initial direct costs

The LLC capitalizes initial direct costs associated with the origination and funding of lease assets and investment in financing facility in accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”. The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Costs related to leases or notes receivable that are not consummated are expensed as an acquisition expense.

Acquisition fees

Pursuant to the LLC Agreement, acquisition fees paid to the Manager are based on 3% of the equipment purchase price. These fees are capitalized and included in the cost of the rental equipment.

Income Taxes

The LLC is taxed as a partnership for Federal and state income tax purposes.  No provision for income taxes has been recorded since the liability for such taxes is that of each of the members rather than the LLC. The LLC's income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the members.

Per Share Data

Net income per share is based upon the weighted average number of Additional Member shares outstanding during the period.

Share Redemption

The LLC may, at its discretion, redeem shares from a limited number of its additional members, as provided for in its LLC Agreement. The redemption price for any shares approved for redemption is based upon a formula, as provided in the LLC Agreement.  Additional Members are required to hold their shares for at least one year before redemptions will be permitted.

Comprehensive Loss

Comprehensive loss is reported in the accompanying Consolidated Statements of Changes in Members’ Equity and Accumulated other Comprehensive Loss and consists of net income and other gains and losses affecting members’ equity that are excluded from net income.

Derivative Financial Instruments

The LLC accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended, which established accounting and reporting standards for derivative instruments.

SFAS No. 133, as amended, requires the LLC to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value or cash flow hedges and establishes accounting standards for reporting changes in the fair value of the derivative instruments.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007

(2)	Summary of Significant Accounting Policies - continued

The LLC designates derivative financial instruments as either hedge or derivative instruments. For hedging instruments, at the trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, the LLC evaluates the effectiveness of these hedges, at least quarterly, to ensure that there remains a highly effective correlation in the hedge relationship. Once the hedge relationship is established the effective portion of the hedge is recorded on the consolidated balance sheet as a component of members' equity, accumulated other comprehensive income, while the ineffective portion, if any, is recognized as an expense in the consolidated statements of operations.

For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized into the earnings in the period in which the changes occur or when such instruments are settled.

Warrants

Warrants held by the LLC are revalued on a quarterly basis.  The revaluation of the warrants is computed using the Black-Scholes option pricing model.  The assumptions utilized in the Black-Scholes model include share price, strike price, expiration date, risk free rate and the volatility percentage.  The change in fair value of the warrants is recognized in the consolidated statement of operations for the decline in the fair value of the warrants.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Accounting for Fair Value Measurement” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 14, 2008, the FASB issued FASB Staff Position SFAS No. 157-1, which amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Manager has not yet determined whether SFAS No. 157 will have a material impact on its financial condition, results of operations, or cash flow. However, the Manager believes the LLC will likely be required to provide additional disclosures as part of future financial statements, beginning with the first quarter of 2008.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007

(2)	Summary of Significant Accounting Policies - continued

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Manager is currently evaluating the impact of adopting SFAS No. 159 on the LLC’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Manager is currently evaluating the impact of SFAS No. 160 on the LLC’s consolidated financial statements.

(3)	Net Investments in Finance Leases

Net investments in finance leases consisted of the following at December 31, 2007:

December 31,
2007

Minimum rents receivable	$24,270,205
Estimated residual value	2,129,432
Initial direct costs, net	707,589
Unearned income	(5,485,296)

Net investments in finance leases	21,621,930

Less: Current portion of net
investment in finance leases	4,011,408

Net investments in finance leases,
less current portion	$17,610,522

On June 28, 2007, the LLC, through our wholly-owned subsidiary ICON Global Crossing IV, LLC (“ICON Global Crossing IV”), purchased telecommunications equipment for approximately $7,008,000. The telecommunication equipment is subject to a lease with Global Crossing Telecommunications, Inc.  (“Global Crossing”).  ICON Global Crossing IV collected interim rent of $2,501 per day until commencement of the base term.  The base lease term is 48 months, and commenced on December 1, 2007.  The LLC incurred professional fees of approximately $159,000 and paid an acquisition fee to the Manager of approximately $210,000 relating to this transaction.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007

(3)	Net Investments in Finance Leases - continued

On September 19, 2007, ICON Global Crossing IV purchased additional telecommunications equipment for approximately $8,993,000. The additional telecommunication equipment is also subject to a lease with Global Crossing.  ICON Global Crossing IV collected interim rent of $3,210 per day until commencement of the base term.  The base lease term is 48 months, and commenced on December 1, 2007.  The LLC paid an acquisition fee to the Manager of approximately $270,000 relating to this transaction.

On November 30, 2007, ICON Global Crossing IV purchased additional telecommunications equipment for approximately $5,293,000. The additional telecommunication equipment is also subject to a lease with Global Crossing.  The base lease term is 48 months, and commenced on December 1, 2007.  The LLC paid an acquisition fee to the Manager of approximately $159,000 relating to this transaction.

Non-cancelable minimum annual amounts due on investments in finance leases over the next five years were as follows at December 31, 2007:

Years Ending
December 31,

2008	$6,196,648
2009	$6,196,648
2010	$6,196,648
2011	$5,680,261
2012	$-

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007

(4)  Leased Equipment at Cost

Leased equipment at cost consisted of the following at December 31, 2007:

2007
Marine vessels	$40,863,798
Manufacuring equipment	26,702,344

67,566,142
Less: Accumulated depreciation	(1,756,376)

$65,809,766

ICON Mayon, LLC

On July 24, 2007, the LLC and ICON Income Fund Ten, LLC (“Fund Ten”), an entity also managed by the Manager, formed ICON Mayon, LLC (“ICON Mayon”), with interests of 51% and 49%, respectively. ICON Mayon purchased one Aframax 98,507 DWT product tanker, the Mayon Spirit, from an affiliate of Teekay Corporation (“Teekay”). The purchase price for the Mayon Spirit was approximately $40,250,000, comprised of (i) the cash payment of approximately $15,312,000 funded in the form of a capital contribution to ICON Mayon and (ii) borrowings of approximately $24,938,000 of non-recourse debt provided under a secured loan agreement with Fortis Capital Corp. Simultaneously with the closing of the purchase of the Mayon Spirit, the Mayon Spirit was bareboat chartered back to Teekay for a term of 48 months.  The charter commenced on July 24, 2007. The LLC paid approximately $845,000 on deal related costs, which included an additional cash payment of approximately $616,000, in the form of an acquisition fee paid to the Manager. The total capital contributions made to ICON Mayon as of December 31, 2007 were approximately $16,020,000, of which the LLC’s share was approximately $8,472,000.

MW Universal

On September 28, 2007, the LLC completed the acquisition and simultaneously leased back substantially all of the machining and metal working equipment of LC Manufacturing LLC (“LC Manufacturing”), a wholly owned subsidiary of MW Universal, Inc. (“MWU”), for a purchase price of $14,890,000.  The LLC paid acquisition fees of approximately $447,000 to the Manager.  The base lease term commenced on January 1, 2008, and continues for a period of 60 months.

On December 10, 2007, the LLC completed the acquisition and simultaneously leased back the machining and metal working equipment of MW Crow, Inc. (“Crow”), a wholly owned subsidiary of MWU, for a purchase price of $4,100,000.  The LLC paid acquisition fees of $123,000 to the Manager.  The LLC will collect approximately $82,000 per month until the commencement of the base lease term.  The lease term commenced on January 1, 2008, and continues for a period of 60 months.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007

(4)  Leased Equipment at Cost - continued

Simultaneously with the closing of the transactions with LC Manufacturing and Crow, ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and Fund Ten, two entities also managed by the Manager (together, the “Participating Funds”), completed similar acquisitions with four other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidary’s, obligations under its respective leases (including those of LC Manufacturing) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds has also entered into a credit support agreement with the LLC, pursuant to which if losses are incurred by a Participating Fund with respect to any MWU subsidiary, those losses are shared among the Participating Funds proportionately based on the amount of capital invested.

ICON EAR

On December 28, 2007, the LLC and Fund Eleven formed ICON EAR, LLC (“ICON EAR”), with interests of 55% and 45%, respectively.  ICON EAR completed the acquisition and simultaneously leased back semiconductor manufacturing equipment from Equipment Acquisition Resources, Inc. (“EAR”) for an initial acquisition price of $6,935,000.  The LLC paid acquisition fees of approximately $114,000 to the Manager. The LLC will collect $4,332 per day until the commencement of the lease term, which is the earlier of June 30, 2008 or upon meeting of a specific threshold and will continue for 60 months.

Aggregate minimum future rentals receivable from each of the LLC’s non-cancelable leases consisted of the following at December 31, 2007:

Years Ending
December 31,

2008	$12,357,460
2009	$12,359,626
2010	$12,359,626
2011	$9,772,906
2012	$5,389,779
Thereafter	$790,590

(5)	Notes Receivable, net

On August 13, 2007, the LLC, along with a consortium of other lenders, entered into an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately held manufacturer of solar panels for the building of a new production facility.  The financing facility matures on June 30, 2013 and is secured by the equipment as well as all other assets of Solyndra.  The equipment consists of two fully automated manufacturing lines that combine glass tubes and thin film semiconductors to produce solar panels.  The LLC will receive principal payments starting in October 2008.  In the interim period, interest will be paid on a quarterly basis using a range of rates from 8.36% to 9.01%.  In connection with the transaction, the LLC received warrants to purchase up to 40,290 shares of Solyndra common stock.  The fair value of these warrants, approximately $115,000 on the transaction date has been reflected as a discount on the face amount of the notes receivables.  For the year ended December 31, 2007, the LLC recognized a loss of $25,024 in other financial loss for the decline in the fair value of the warrants.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007

(5)	Notes Receivable, net - continued

At December 31, 2007, the Manager has determined, based on the Black-Scholes option pricing model, that the aggregate fair value of the warrants was $89,641.  The assumptions used for the Black-Scholes option pricing model were as follows: Strike price $4.96, share price $2.23, expiration date of April 6, 2014, a volatility of 250%, and the risk free interest rate of 3.98%.  The volatility percentage was determined by taking a sampling of six similar businesses from their initial public offering date to present and attributing a percentage based on the performance of the share price of this sampling.

The financing facility is for a maximum amount of $93,500,000, of which the LLC has committed to invest up to $5,000,000.  At December 31, 2007, the LLC had loaned approximately $4,202,000.  The LLC paid acquisition fees of approximately $126,000 to the Manager.  In 2008, the LLC loaned an additional $165,000.

(6)	Non-Recourse Long-Term Debt

On July 24, 2007, ICON Mayon borrowed approximately $24,938,000 in connection with the acquisition of the Mayon Spirit. The non-recourse debt matures on July 25, 2011 and accrues interest at the London Interbank Eurocurrency Market Rate (the “LIBOR Rate”) plus 1.00%.  The non-recourse debt requires monthly payments ranging from $476,000 to $527,000. The lender has a security interest in the vessel and an assignment of the charter hire. The LLC paid and capitalized approximately $187,000 in debt financing costs associated with the debt. As of December 31, 2007, the remaining balance on the non-recourse debt and debt financing costs was $22,480,270 and $168,602, respectively.

Simultaneously with the execution of the non-recourse debt agreement mentioned above, the LLC entered into interest rate swap contract with Fortis Bank NV/SA, New York Branch in order to fix the variable interest rate on the non-recourse debt and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contract fixed the interest rate at 6.35%. The LLC accounts for its interest rate swap contracts in accordance with SFAS No. 133, as amended, and records the interest rate swap contracts at their estimated fair values, and recognizes the periodic change in their fair values as other comprehensive income.  As of December 31, 2007, ICON Mayon recorded through other comprehensive income a loss of $686,176, of which the LLC’s portion is $349,950.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007

(6)	Non-Recourse Long-Term Debt - continued

The aggregate maturities of non-recourse debt consisted of the following at December 31, 2007:

Years Ending
December 31,

2008	$4,913,501
2009	5,225,431
2010	5,571,597
2011	6,769,741

Total Non-Recourse Long-Term Debt	$22,480,270

(7)  Revolving Line of Credit, Recourse

Certain of the LLC’s affiliates (entities sponsored and organized by the Manager), ICON Income Fund Eight B, L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC, (“Fund Nine”), Fund Ten and Fund Eleven (collectively, the “Borrowers”) previously entered into a Commercial Loan Agreement (the “Loan Agreement”), with California Bank & Trust (the “Lender”). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”) which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Loan Agreement prohibits any Borrower from declaring or paying any distribution to investors if such a payment would cause such Borrower to become non-compliant with the financial covenants in the Loan Agreement.  The Borrowers are obligated to pay a quarterly commitment fee of 0.5% on unused commitments under the Facility.

In addition, the Borrowers previously entered into a Contribution Agreement (the “Contribution Agreement”), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007

(7)  Revolving Line of Credit, Recourse - continued

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The Loan Modification extended the Facility from August 31, 2007 to September 30, 2008 and lowered (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and ii) the interest rate on the five separate advances that are permitted to be made under the Facility at which United States dollar deposits can be acquired by the Lender in the LIBOR Rate plus 2.75% to the LIBOR Rate plus 2.5%. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at December 31, 2007 was 7.25%.

On June 20, 2007, the Loan Agreement, the Contribution Agreement and the Loan Modification were modified to admit the LLC as a permitted borrower. The LLC, as a result of its entry into the Loan Modification, is jointly and severally liable for the outstanding balance.

The Borrowers were in compliance with these covenants at December 31, 2007. The Borrowers were in compliance with the Contribution Agreement at December 31, 2007 and no amounts were due to or payable by the LLC under the Contribution Agreement.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,255,000 at December 31, 2007. The LLC had no borrowings outstanding under the Facility as of such date.  The balance of $6,255,000 relates to borrowings by Fund Eight B ($1,255,000) and Fund Ten ($5,000,000).

(8)	Transactions with Related Parties

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

In accordance with the terms of these agreements, the LLC will pay the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the LLC or through its joint ventures, and (ii) acquisition fees, through the end of the operating period, of 3% of the gross value of the LLC’s acquisition transactions.  In addition, the Manager will be reimbursed for certain administrative expenses incurred in connection with the LLC’s operations.

The Manager will perform certain services relating to the management of the LLC’s equipment leasing and financing activities.  Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007

(8)	Transactions with Related Parties - continued

The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds. The LLC paid distributions to the Manager of $20,561 for the year ended December 31, 2007.  The Manager’s interest in the LLC’s net income for December 31, 2007 was $1,169.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the year ended December 31, 2007, were as follows:

			Commencement
			of Operations through
Entity	Capacity	Description	December 31, 2007
ICON Capital Corp.	Manager	Organizational and offering expenses (1)	$2,841,757
ICON Securities Corp.	Dealer Manager	Underwriting fees (1)	$1,849,163
ICON Capital Corp.	Manager	Acquisition fees (2)	$2,090,934
ICON Capital Corp.	Manager	Administrative expense reimbursements (3)	$1,346,866
ICON Capital Corp.	Manager	Management fees (3)	$178,289

(1) Amount charged directly to members' equity.
(2) Amount capitalized and amortized to operations.
(3) Amount charged directly to operations.

At December 31, 2007, the Manager and its affiliates were due $246,926.

(9)	Interest Rate Swap Contracts

The LLC is exposed to interest rate risk on the floating-rate non-recourse notes payable and uses floating-to-fixed interest rate swaps to hedge this exposure.  As of December 31, 2007, the LLC had one floating-to-fixed interest rate swap designated as a cash flow hedge with a notional amount of $22,480,270.

The hedging strategy of the LLC is to match the projected future business cash flows with the underlying debt service.  When the derivative financial instrument is deemed to be highly effective in offsetting variability in the hedged item, changes in its fair value are recorded in accumulated other comprehensive loss and recognized contemporaneously with the earnings effects of the hedged item. The fair value was determined using market prices and pricing models at December 31, 2007.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007

(9)	Interest Rate Swap Contracts - continued

For the year ended December 31, 2007, the LLC had one floating-to-fixed interest rate swap related to the ICON Mayon acquisition. The total amount recorded to accumulated other comprehensive loss was $349,950.

For the year ended December 31, 2007, no gains or losses were recorded in earnings representing the amount of the hedges’ ineffectiveness.

The LLC manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that the LLC has with any individual bank and through the use of minimum credit quality standards for all counterparties. The LLC does not require collateral or other security in relation to derivative financial instruments. Since it is the LLC’s policy to only enter into derivative contracts with banks of internationally acknowledged standing, the LLC considers the counterparty risk to be remote.

It is the LLC’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contact. Under the ISDA Master Agreement, the LLC agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any counterparty should that counterparty default. As of December 31, 2007, the LLC does not have an economic exposure to loss due to credit risk on derivative financial instruments if the bank counterparty was to default.

(10)	Fair Value of Financial Instruments

Fair value information with respect to the LLC's leased assets and liabilities is not separately provided since (i) SFAS No. 107, “Disclosures About Fair Values of Financial Instruments,” does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of recourse notes payable, if any, approximates fair value due to their short-term maturities and variable interest rates.

(11)	Concentrations

At times, the LLC's cash and cash equivalents may exceed insured limits. The LLC has placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

For the year ended December 31, 2007, the LLC had four lessees that accounted for approximately 99.6% of rental and finance income.

For the year ended December 31, 2007, the LLC had three lessees that accounted for approximately 71% of total assets and one lender that accounted for approximately 98% of the total liabilities.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007

(12)	Geographic Information

Geographic information for revenue, based on the country of origin, and long-lived assets, net of accumulated depreciation, which include finance leases, operating leases and investments were as follows at December 31, 2007:

	United
	States	Vessels (a)	Total
Revenue:
Rental income	$1,023,293	$2,722,170	$3,745,463
Finance income	762,779	-	762,779

	$1,786,072	$2,722,170	$4,508,242

	United
	States	Vessels (a)	Total
Long-lived assets:
Investments in finance leases	$21,621,930	$-	$21,621,930

Leased Equipment at cost, net	$26,107,473	$39,702,293	$65,809,766
Notes Receivable, net	$4,087,568	$-	$4,087,568

(a) The LLC's vessels are chartered to Teekay. When the LLC charters a vessel to a Charterer, the Charterer is free to trade the vessel worldwide and, as a result, the disclosure of geographic information is impractical.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007

(13)	Selected Quarterly Financial Data (unaudited)

The following table is a summary of selected financial data, by quarter, for the year ended December 31, 2007:

	First	Second	Third	Fourth	Year ended December 31,
	Quarter	Quarter	Quarter	Quarter	2007

Total revenue	$-	$21,258	$1,566,901	$3,242,156	$4,830,315

Net (loss) income allocable to
additional members	$-	$(198,846)	$(235,898)	$550,427	$115,683

Weighted average number of additional
member shares outstanding	-	8,429	35,878	74,081	47,186

Net (loss) income per
weighted average additional
member share outstanding	$-	$(23.59)	$(6.58)	$7.43	$2.45

(14)	Commitments and Contingencies and Off Balance Sheet Transactions

On September 28, 2007 and December 10, 2007, the LLC completed the acquisitions of and simultaneously leased back substantially all of the machining and metal working equipment of LC Manufacturing and Crow, a wholly owned subsidiary of MWU.  Simultaneously with the closing of the transactions with LC Manufacturing and Crow, the Participating Funds completed similar acquisitions with seven other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective leases (including those of LC Manufacturing and Crow) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds has also entered into a credit support agreement with the LLC, pursuant to which if losses are incurred by a Participating Fund with respect to any MWU subsidiary, those losses are shared among the Participating Funds proportionately based on the amount of capital invested.  The term of each credit support agreement matches that of the lease agreements.  No amounts were accrued at December 31, 2007 and management cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007

(15)	Subsequent Events

On March 3, 2008, the LLC formed ICON French Equipment II, which purchased auto parts manufacturing equipment from Sealynx Automotive Transieres SAS (“Sealynx”) and leased them back to Sealynx.  The purchase price was approximately $12 million.  The lease has a base term of 60 months and will be paid in quarterly installments.  As additional security for Sealynx’s obligations under the lease, the LLC was given a lien on property owned by Sealynx in France as well as a guaranty from Sealynx’s parent company, Sealynx Automotive Holding.

On March 11, 2008, the LLC formed ICON Global Crossing IV, LLC, which purchased additional telecommunications equipment for approximately $6,000,000. The additional telecommunications equipment is also subject to a lease with Global Crossing. The lease has a base term of 36 months which commences on April 1, 2008. At the conclusion of the lease, Global Crossing must return all but not less than all of the equipment, purchase all but not less than all of the equipment for 20% of its acquisition cost or renew the lease for its fair market rental value.

On March 31, 2008, the LLC, through its newly formed wholly-owned subsidiaries, ICON Arabian Express, LLC and ICON Aegean Express, LLC (the “Purchasers”), entered into agreements with subsidiaries of Vroon Group B.V. (“Vroon”) to acquire two 1,500 TEU containerships - the Aegean Express and the Arabian Express (collectively, the “Vessels”) - for an aggregate purchase price of $51,000,000.  Simultaneously with the closing of the purchase of the Vessels, the Vessels will be bareboat chartered back to Vroon for a term of six years.

(16)  Income Tax Reconciliation (Unaudited)

At December 31, 2007, the members’ equity included in the consolidated financial statements totaled $79,289,609. The members’ capital for Federal income tax purposes at December 31, 2007 totaled $80,136,483.  The difference arises primarily from sales and offering expenses reported as a reduction in the Additional Member’s capital accounts for financial reporting purposes but not for Federal income tax reporting purposes, the differences in gain (loss) on sale of equipment and depreciation and amortization between financial reporting purposes and Federal income tax purposes.

The following table reconciles net income for financial statement reporting purposes to the net loss for Federal income tax purposes for the year ended December 31, 2007 as follows:

2007
Net income per consolidated financial statements	$116,852

Rental income	2,745,798
Depreciation and amortization	(6,286,562)
Tax gain from consolidated joint venture	529,288
Other	669,836

Net loss for Federal income tax purposes	$(2,224,788)

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 26, 2007, ICON Leasing Fund Twelve, LLC (the “Registrant”) terminated the services of Hays & Company LLP (“Hays”) as its independent registered public accounting firm for the fiscal year ended December 31, 2007.  The decision to dismiss Hays was recommended and approved by the board of directors of ICON Capital Corp. (the “Manager”), the Manager of the Registrant (“Board of Directors”).

The audit report of Hays on the balance sheet as of December 31, 2006 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.

During the Registrant’s fiscal year ended December 31, 2006, and the subsequent interim period through November 26, 2007, (i) there were no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) with Hays on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of Hays, would have caused Hays to make reference to the subject matter of the disagreement in connection with its report and (ii) there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K and related instructions), except the following with regard to the internal controls of the Registrant’s Manager:

While evaluating the Manager’s disclosure controls and procedures during 2006, Hays advised the Manager and the Manager recognized that greater internal controls were needed to aid in a more efficient closing of the Registrant’s financial statements, thereby requiring the Manager to hire additional skilled accounting staff.  In response, the Manager hired several additional accounting staff members who are certified public accountants and/or are experienced with public reporting entities, including three additional senior accountants with more than 16, 10, and 9 years, respectively, of experience with public reporting entities, the most senior of those accountants was appointed Senior Vice President of Accounting.

The Registrant provided Hays with a copy of this disclosure and Hays furnished the Registrant with a letter dated November 30, 2007, addressed to the Securities and Exchange Commission (the “SEC”) stating whether or not it agrees with the above statements.  A copy of Hays’ letter dated November 30, 2007, is attached as Exhibit 16.1 to the Form 8-K that was filed with the SEC on November 30, 2007.

On November 26, 2007, the Board of Directors engaged Ernst & Young LLP (“Ernst & Young”) as the Registrant’s independent registered public accounting firm for the fiscal year ending December 31, 2007. During the Registrant’s fiscal year ended December 31, 2006 and the subsequent interim period through November 26, 2007, neither the Registrant nor any one acting on its behalf consulted with Ernst & Young regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s consolidated financial statements and no written report or oral advice was provided by Ernst & Young to the Registrant that Ernst & Young concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue, (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) or a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K and related instructions).

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2007, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Our Manager’s Co-Chief Executive Officers and Chief Financial Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this Annual Report on Form 10-K.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's Manager and Corporate Governance

Our Manager, ICON Capital Corp., a Delaware corporation, was formed in 1985 as a Connecticut corporation which was reincorporated as a Delaware corporation effective June 1, 2007 .  Our Manager's principal offices are located at 100 Fifth Avenue, 4th Floor, New York, New York 10011, and the telephone number is (212) 418-4700.

In addition to the primary services related to our acquisition and disposition of equipment, our Manager provides services relating to the day-to-day management of our equipment. These services include collecting payments due from lessees, remarketing equipment that is off-lease, inspecting equipment, serving as a liaison with lessees, supervising equipment maintenance, and monitoring performance by lessees of their obligations, including payment of rent and all operating expenses.

Name	Age	Title
Thomas W. Martin	53	Chairman and Director
Michael A. Reisner	37	Co-Chief Executive Officer, Co-President, Chief Financial Officer, and Director
Mark Gatto	35	Co-Chief Executive Officer, Co-President, Chief Acquisitions Officer, and Director
Joel S. Kress	35	Executive Vice President — Business and Legal Affairs
H. Daniel Kramer	56	Senior Vice President and Chief Marketing Officer
David J. Verlizzo	35	Senior Vice President — Business and Legal Affairs
Anthony J. Branca	39	Senior Vice President — Accounting and Finance
Craig A. Jackson	49	Senior Vice President — Remarketing and Portfolio Management

Thomas W. Martin, Chairman, has been a Director since August 1996.  Prior to joining ICON, Mr. Martin was the Executive Vice President, Chief Financial Officer, and a co-founder of Griffin Equity Partners, Inc. from October 1993 to August 1996.  Prior to that, Mr. Martin was Senior Vice President of Gemini Financial Holdings, Inc. from April 1992 to October 1993 and he held the position of Vice President at Chancellor Corporation (an equipment leasing company) for 7 years. Mr. Martin has a B.S. degree from University of New Hampshire. Mr. Martin has been in the equipment leasing business since 1983.

Michael A. Reisner, Co-Chief Executive Officer, Co-President, Chief Financial Officer, and Director, joined ICON in 2001. Mr. Reisner was previously Executive Vice President, Chief Financial Officer, and Director.  In addition, Mr. Reisner was formerly General Counsel and he also formerly held the position of Executive Vice President – Acquisitions.  Previously, from 1996 to 2001, Mr. Reisner was an attorney with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions.  Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-Chief Executive Officer, Co-President, Chief Acquisitions Officer, and Director, originally joined ICON in 1999 and was previously Executive Vice President and Chief Acquisitions Officer.  Mr. Gatto was formerly Executive Vice President – Business Development from February 2006 to May 2007 and Associate General Counsel from November 1999 through October 2000.  Mr. Gatto is responsible for business and corporate development, including the acquisition of equipment subject to lease.  Before serving as Associate General Counsel, Mr. Gatto was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. From November 2000 to June 2003, Mr. Gatto was Director of Player Licensing for the Topps Company and, in July 2003, he co-founded a specialty business consulting firm in New York City and served as its managing partner before re-joining our Manager in April 2005.  Mr. Gatto received an M.B.A from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Joel S. Kress, Executive Vice President – Business and Legal Affairs, started his tenure with our Manager in August 2005 as Vice President and Associate General Counsel.  In February 2006, he was promoted to Senior Vice President and General Counsel, and in May 2007, he was promoted to his current position.  Previously, from 2001 to 2005, Mr. Kress was an attorney with Fried, Frank, Harris, Shriver & Jacobson LLP in New York and London, England, concentrating on mergers and acquisitions, corporate finance and financing transactions (including debt and equity issuances) and private equity investments.  Mr. Kress received a J.D. from Boston University School of Law and a B.A. from Connecticut College.

H. Daniel Kramer, Senior Vice President and Chief Marketing Officer, joined our Manager in 2008.  Mr. Kramer has more than 30 years of equipment leasing and structured finance experience. Most recently, Mr. Kramer was part of CIT Commercial Finance, Equipment Finance Division offering equipment leasing and financing solutions to complement public and private companies’ capital structure.  Prior to that role, Mr. Kramer was Senior Vice President, National Sales Manager with GMAC Commercial Equipment Finance leading a direct sales origination team, Senior Vice President and National Sales Manager for ORIX Commercial Structured Equipment Finance division, and President of Kramer, Clark & Company for 12 years providing financial consulting services to private and public companies, including structuring and syndicating private placements, equipment leasing and recapitalizations.

David J. Verlizzo has been Senior Vice President – Business and Legal Affairs since July 2007.  Mr. Verlizzo was formerly Vice President and Deputy General Counsel from February 2006 to July 2007 and was Assistant Vice President and Associate General Counsel from May 2005 until January 2006.  Previously, from 2001 to 2005, Mr. Verlizzo was an attorney with Cohen Tauber Spievack & Wagner LLP in New York, concentrating on public and private securities offerings, securities law compliance and corporate and commercial transactions.  Mr. Verlizzo received a J.D. from Hofstra University School of Law and a B.S. from The University of Scranton.

Anthony J. Branca has been Senior Vice President – Accounting and Finance since January 2007. Mr. Branca was Director of Corporate Reporting & Analysis for The Nielsen Company (formerly VNU) from May 2005 until January 2007, and held various other management positions with The Nielsen Company from July 1997 through May 2005.  Previously, from 1994 through 1997, Mr. Branca was employed as a senior accountant at Fortune Brands and started his career as an auditor with KPMG Peat Marwick in 1991.  Mr. Branca received a B.B.A. from Pace University.

Craig A. Jackson was Vice President – Remarketing and Portfolio Management since February 2006. He became a Senior Vice President in March 2008. Previously, from October 2001 to 2006, Mr. Jackson was President and founder of Remarketing Services, Inc., a transportation equipment remarketing company. Prior to 2001, Mr. Jackson served as Vice President of Remarketing and Vice President of Operations for Chancellor Fleet Corporation (an equipment leasing company).  Mr. Jackson received a B.A. from Wilkes University.

Code of Ethics

Our Manager, on our behalf, has adopted a code of ethics for its Co-Chief Executive Officers and  Chief Financial Officer.  The Code of Ethics is available free of charge by requesting it in writing from our Manager.  Our Manager's address is 100 Fifth Avenue, 4th Floor, New York, New York 10011.

Item 11. Executive Compensation

We have no directors or officers. Our Manager and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the period from May 25, 2007 (Commencement of Operations) through December 31, 2007.

			Commencement of
			Operations through
Entity	Capacity	Description	December 31, 2007
ICON Capital Corp.	Manager	Organizational and offering expenses (1)	$2,841,757
ICON Securities Corp.	Dealer Manager	Underwriting fees (1)	$1,849,163
ICON Capital Corp.	Manager	Acquisition fees (2)	$2,090,934
ICON Capital Corp.	Manager	Administrative expense reimbursements (3)	$1,346,866
ICON Capital Corp.	Manager	Management fees (3)	$178,289

(1) Amount charged directly to members' equity.
(2) Amount capitalized and amortized to operations.
(3) Amount charged directly to operations.

Our Manager also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds.  We paid and accrued distributions to our Manager of $20,561 from the Commencement of Operations through December 31, 2007.  Our Manager’s interest in our net income was $1,169 from the Commencement of Operations through December 31, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Manager and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)	As of February 29, 2008, Directors and Officers of our Manager do not own any of our equity securities.

(c)	Neither we nor our Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Item 11 for a discussion of our related party transactions.  See Notes 8 to our financial statements for a discussion of our investments in joint ventures and transactions with related parties.

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2007 and 2006, our auditors provided audit services relating to our Registration Statement on Form S-1, our Annual Report on Form 10-K and our quarterly reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.

Hays & Company LLP (“Hays”) was our independent registered public accounting firm in 2006 and 2007.  On November 26, 2007, the board of directors of our Manager terminated the services of Hays as our independent registered public accounting firm.  As a result of Hays’ termination, Hays did not complete the audit of our financial statements for the year ended December 31, 2007.   On November 26, 2007, the Board of Directors engaged Ernst & Young LLP (“Ernst & Young”) as the Registrant’s independent registered public accounting firm for the fiscal year ending December 31, 2007.  The following table presents the fees for both audit and non – audit  services rendered for the years ended December 31, 2007 and 2006.

Principal Audit Firm - Ernst & Young LLP
	2007	2006
Audit fees	$165,000	$-
Tax fees	-	-

	$165,000	$-

Predecessor Audit Firm - Hays & Company LLP
	2007	2006
Audit fees	$56,921	$4,688
Tax fees	-	3,836

	$56,921	$8,524

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

See index to financial statements included as Item 8 to this Annual Report on Form 10-K hereof.

2. Financial Statement Schedules

Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

3. Exhibits:

3.1 Certificate of Formation of ICON Leasing Fund Twelve, LLC. Exhibit 3.1 to the Registration Statement on Form S-1 filed with the SEC on November 13, 2006 (File No. 333-138661).

4.1 ICON Leasing Fund Twelve, LLC Limited Liability Company Agreement. Exhibit A to the Prospectus filed with the SEC on May 8, 2007 (File No. 333-138661).

10.1   Commercial Loan Agreement, by and between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated August 31, 2005 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 31, 2005).

10.2   Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated December 26, 2006 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 29, 2006).

10.3   Loan Modification Agreement dated as of June 20, 2007 between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 25, 2007).

31.1 Rule 13a-14(a)/15d-14(a). Certification of Co-Chief Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a). Certification of Co-Chief Executive Officer.

31.3 Rule 13a-14(a)/15d-14(a). Certification of Chief Financial Officer.

32.1 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Leasing Fund Twelve, LLC File No. 333-138661 (Registrant) by its Manager, ICON Capital Corp.

Date: March 31, 2008

/s/Michael A. Reisner____
Michael A. Reisner
Co-Chief Executive Officer, Co-President, and Chief Financial Officer
(Co-Principal Executive Officer and Principal Financial Officer)

/s/Mark Gatto________
Mark Gatto
Co-Chief Executive Officer, Co-President, and Chief Acquisitions Officer
(Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
Sole Manager of the Registrant

Date: March 31, 2008

/s/Michael A. Reisner__
Michael A. Reisner
Co-Chief Executive Officer, Co-President, and Chief Financial Officer
(Co-Principal Executive Officer and Principal Financial Officer)

Date: March 31, 2008

/s/Mark Gatto________
Mark Gatto
Co-Chief Executive Officer, Co-President, and Chief Acquisitions Officer
(Co-Principal Executive Officer)

Date: March 31, 2008

/s/Thomas W. Martin__
Thomas W. Martin
Chairman and Director

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrant which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders.

59