Form 10-Q
period 2008-03-31
ICON Leasing Fund Twelve, LLC
filed 2008-05-15
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	March 31, 2008

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission_File_Number	000-53189

ICON Leasing Fund Twelve, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5651009
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

(212) 418-4700
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer’’, ‘‘accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ] Accelerated filer [ ]   Non-accelerated filer [x]  Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

Number of outstanding limited liability company shares of the registrant on April 30, 2008 is 148,858.

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Balance Sheets

Assets

	March 31,
	2008	December 31,
	(unaudited)	2007
Current assets
Cash and cash equivalents	$42,055,897	$22,154,903
Current portion of net investment in finance leases	5,755,210	4,011,408
Prepaid acquisition fees	1,548,988	23,933
Other current assets	360,440	128,945

Total current assets	49,720,535	26,319,189

Non-current assets
Net investments in finance leases, less current portion	26,631,141	17,610,522
Leased equipment at cost, (less accumulated depreciation of
$3,519,251 and $1,823,881)	70,231,283	65,809,766
Notes receivable, net	4,252,390	4,087,568
Other non-current assets, net	598,852	415,144

Total non-current assets	101,713,666	87,923,000

Total Assets	$151,434,201	$114,242,189

Liabilities and Members' Equity
Current liabilities
Current portion of non-recourse long-term debt	$4,954,783	$4,913,501
Interest rate swap contract	1,208,320	686,176
Deferred revenue	14,460	541,830
Due to Manager and affiliates	2,272,347	246,926
Accrued expenses and other current liabilities	747,616	134,620

Total current liabilities	9,197,526	6,523,053

Non-current liabilities
Non-recourse long-term debt, net of current portion	16,741,595	17,566,769

Total Liabilities	25,939,121	24,089,822

Minority Interest	10,834,724	10,862,758

Commitments and contingencies (Note 10)

Members' Equity
Manager	$(35,385)	$(18,392)
Additional Members	114,862,807	79,657,951
Accumulated other comprehensive loss	(167,066)	(349,950)
Total Members' Equity	$114,660,356	$79,289,609

Total Liabilities and Members' Equity	$151,434,201	$114,242,189

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statement of Operations

Three Months Ended
March 31, 2008
(unaudited)
Revenue:
Rental income	$3,207,548
Finance income	750,921
Interest and other income	289,161

Total revenue	4,247,630
Expenses:
Management fees - Manager	187,137
Administrative expense reimbursement - Manager	690,819
General and administrative	234,391
Interest	284,958
Depreciation and amortization	1,746,208

Total expenses	3,143,513

Income before Minority Interest	1,104,117

Minority interest	(375,294)

Net Income	$728,823

Net income allocable to:
Additional Members	$721,535
Manager	7,288

$728,823

Weighted average number of additional
member shares outstanding	114,701

Net income per weighted average
additional member share	$6.29

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statement of Changes in Members' Equity

				Accumulated
	Additional			Other
	Member	Additional		Comprehensive
	Shares	Members	Manager	(Loss)	Total
Balance, December 31, 2007	93,805	$79,657,951	$(18,392)	$(349,950)	$79,289,609
Net income		721,535	7,288	-	728,823
Change in valuation of
interest rate swap contract				(244,378)	(244,378)
Currency translation adjustment				427,262	427,262
Total comprehensive income					911,707
Proceeds from issuance of
additional members shares	41,757	41,636,704	-	-	41,636,704
Sales and offering expenses		(4,749,545)	-	-	(4,749,545)
Cash distributions to members	-	(2,403,838)	(24,281)	-	(2,428,119)

Period ended March 31, 2008 (unaudited)	135,562	$114,862,807	$(35,385)	$(167,066)	$114,660,356

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statement of Cash Flows

Three Months Ended
March 31, 2008
(unaudited)
Cash flows from operating activities:
Net Income	$728,823
Adjustments to reconcile net income to net cash provided by
operating activities:
Rental income paid directly to lenders by lessees	(1,020,000)
Finance income	(750,921)
Depreciation and amortization	1,746,208
Interest expense on non-recourse financing paid directly
to lenders by lessees	284,958
Minority interest	375,294
Changes in operating assets and liabilities:
Collection of finance leases	2,359,538
Prepaid acquisition fees	(1,525,055)
Other assets	(405,569)
Accrued expenses and other liabilitites	612,996
Deferred revenue	(527,370)
Due to Manager and affiliates	2,025,421
Distributions to/from joint ventures and minority interest	(65,589)

Net cash provided by operating activities	3,838,734

Cash flows from investing activities:
Purchase of equipment	(18,123,604)
Investment in notes receivable	(164,822)

Net cash used in investing activities	(18,288,426)

Cash flows from financing activities:
Issuance of additional member shares, net of sales and offering expenses paid	36,887,159
Distributions to minority interest holder in joint venture	(108,354)
Cash distributions to members	(2,428,119)

Net cash provided by financing activities	34,350,686

Net increase in cash and cash equivalents	19,900,994

Cash and cash equivalents, beginning of the period	22,154,903

Cash and cash equivalents, end of the period	$42,055,897

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Twelve LLC
(A Delaware Limited Partnership)
Condensed Consolidated Statement of Cash Flows

Three Months Ended
March 31, 2008
(unaudited)
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt
paid directly to lenders by lessees	$1,020,000

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(1)	Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of ICON Leasing Fund Twelve, LLC (the “LLC”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for the interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of ICON Capital Corp. (the “Manager”), all adjustments considered necessary for a fair presentation have been included.  These condensed consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC's Annual Report on Form 10-K for the year ended December 31, 2007.  The results for the interim period are not necessarily indicative of the results for a full year.

The condensed consolidated financial statements include the accounts of the LLC and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The LLC accounts for its noncontrolling interests in joint ventures where the LLC has influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting. In such cases, the LLC's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. The LLC accounts for investments in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, the LLC's original investments are recorded at cost and any distributions received are recorded as revenue.  All of the LLC's investments in joint ventures are subject to its impairment review policies.

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

The LLC was formed on October 3, 2006 as a Delaware limited liability company.  The LLC’s initial closing date was May 25, 2007, the date at which the LLC had raised $1,200,000. Accordingly, there is no statement of operations for the quarter ended March 31, 2007. The LLC is engaged in one business segment, the business of purchasing equipment and leasing it to third-party end users, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser extent, acquiring ownership rights to items of leased equipment at lease expiration.  The LLC will continue until December 31, 2026, unless terminated sooner.

The Manager was originally formed as a Connecticut corporation. Effective June 1, 2007 the Manager was reincorporated as a Delaware corporation. The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and financing transactions that the LLC enters into pursuant to the terms of the LLC’s limited liability company agreement (the “LLC Agreement”).  Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(2)	Organization - continued

The LLC is currently in its offering period, which commenced on May 7, 2007 and is anticipated to end in May 2009. The LLC is in the process of raising capital and acquiring assets.  The initial capitalization of the LLC was $2,000, which consisted of $1,000 from the Manager and $1,000 contributed for a single additional member share from an officer of the Manager. The LLC is offering membership interests on a “best efforts” basis with the current intention of raising up to $410,800,000 of capital, consisting of 400,000 shares of limited liability interests at a purchase price of $1,000 and an additional 12,000 shares which have been reserved for the LLC’s Distribution Reinvestment Plan.  The Distribution Reinvestment Plan allows investors to purchase additional member shares with distributions received from certain other Funds managed by the Manager at a discounted share price of $900.  As of March 31, 2008, approximately 2,556 shares have been issued in connection with the LLC’s Distribution Reinvestment Plan.  Upon raising the minimum of $1,200,000, Additional Members were admitted.  “Additional Members” represent all members other than the Manager.

The LLC’s initial closing date was May 25, 2007 (the “Commencement of Operations”), the date at which the LLC had raised $1,200,000.  During the three months ended March 31, 2008, the LLC sold 41,757 additional member shares, representing $41,636,704 of capital contributions and admitted 879 Additional Members. The LLC has paid or accrued $3,250,640 of sales commissions to third parties, $687,848 of organizational and offering expenses to the Manager, and $811,057 of underwriting fees to ICON Securities Corp. (“ICON Securities”), an entity owned by the Manager.

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

Reclassifications

Certain reclassifications have been made to the accompanying condensed consolidated financial statements in prior periods to conform to the current period presentation.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(3)	Summary of Significant Accounting Policies - continued

Derivative Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 157 (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2 (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for one year, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  On February 14, 2008, the FASB issued FSP No. 157-1, which amended SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157.  SFAS No. 157 and FSP 157-2 are effective for the LLC’s financial statements beginning January 1, 2008.  The LLC adopted the provisions of SFAS No. 157 beginning January 1, 2008 for all financial assets and financial liabilities that are recognized at fair value.  Additionally for all non-financial assets and non-financial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis, the LLC has adopted the provisions of FSP 157-2 and delayed the effective date of SFAS No. 157 until January 1, 2009.  The impact of partially adopting SFAS No. 157 effective January 1, 2008 was not material to the condensed consolidated financial statements.

SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
•	Level 3: Pricing inputs that are generally unobservable and may not be corroborated by market data.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The LLC’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(3)	Summary of Significant Accounting Policies - continued

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:
	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:

Warrants	$-	$89,819	$-	$89,819

Liabilities:

Derivative Liability	$-	$1,208,320	$-	$1,208,320

(1) - quoted prices in active markets for identical assets or liabilities
(2) - observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) - no observable pricing inputs in the market

The LLC’s derivative contracts, including interest rate swaps and warrants, are valued using models based on readily observable market parameters for all substantial terms of our derivative contracts and is classified within Level 2.  As permitted by SFAS No. 157, the LLC uses market prices and pricing models for fair value measurements of its derivative instruments.  The fair value of the warrants is recorded in other non-current assets and the derivative liability is recorded in interest rate swap contracts.

Foreign Currency Translation

Assets and liabilities having non-United States dollar functional currencies are translated at month-end rates of exchange. Contributed capital accounts are translated at the historical rate of exchange when the capital was contributed or distributed. Revenues and expenses and cashflow items are translated at weighted average rates of exchange for the period. Resulting translation adjustments, if material, are recorded as a separate component of accumulated other comprehensive income or loss.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require the LLC to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. As the LLC did not elect to fair value any of its financial instruments under the provisions of SFAS No. 159, the adoption of this statement effective January 1, 2008 did not have an impact on the LLC’s consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(3)	Summary of Significant Accounting Policies - continued

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

On March 19, 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and therefore the LLC will be required to provide such disclosures beginning with the interim period ended March 31, 2009.

(4)	Net Investments in Finance Leases

Net investments in finance leases consisted of the following at March 31, 2008 and December 31, 2007:

	March 31,
	2008	December 31,
	(unaudited)	2007

Minimum rents receivable	$38,118,170	$24,270,205
Estimated residual value	4,543,166	2,129,432
Initial direct costs, net	1,008,451	707,589
Unearned income	(11,283,436)	(5,485,296)

Net investments in finance leases	32,386,351	21,621,930

Less: Current portion of net
investment in finance leases	5,755,210	4,011,408
	-	-
Net investments in finance leases,
less current portion	$26,631,141	$17,610,522

The LLC, through its wholly-owned subsidiary ICON Global Crossing IV, LLC (“ICON Global Crossing IV”), purchased telecommunication equipment in 2007, for approximately $21,294,000.  The base lease term is 48 months and commenced on December 1, 2007. The telecommunication equipment is subject to a lease with Global Crossing Telecommunications, Inc.  (“Global Crossing”).  The LLC incurred professional fees of approximately $149,000 and paid acquisition fees to the Manager of approximately $639,000 relating to this transaction.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(4)	Net Investments in Finance Leases - continued

On March 3, 2008, the LLC, through its wholly-owned subsidiary ICON French Equipment II, LLC, purchased auto parts manufacturing equipment from Sealynx Automotive Transieres SAS (“Sealynx”) and simultaneously leased back to Sealynx.  The purchase price was approximately $11,626,000 (€7,638,400).  The base lease term is 60 months and the lease payments will be made quarterly in advance. The LLC paid an acquisition fee to the Manager of approximately $350,000 (€229,152) relating to this transaction. As additional security for Sealynx’s obligations under the lease, the LLC was granted a lien on property owned by Sealynx in France, valued at €3,746,400, at the acquisition date and a guaranty from Sealynx’s parent company, Sealynx Automotive Holding.

Non-cancelable minimum annual amounts due on investments in finance leases over the next five years were as follows at March 31, 2008:

Years Ending
December 31,

For April 1 to December 31, 2008	$7,078,611
2009	9,438,148
2010	9,438,148
2011	8,921,761
2012	3,241,502

$38,118,170

(5)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at March 31, 2008 and December 31, 2007:

	March 31,
	2008	December 31,
	(unaudited)	2007
Marine vessels	$40,930,897	$40,930,897
Manufacuring equipment	32,819,637	26,702,750

	73,750,534	67,633,647
Less: Accumulated depreciation and amortization	(3,519,251)	(1,823,881)

	$70,231,283	$65,809,766

Depreciation expense was $1,647,734 for the three months ended March 31, 2008.

ICON Mayon, LLC

On July 24, 2007, the LLC and ICON Income Fund Ten, LLC (“Fund Ten”), an entity also managed by the Manager, formed ICON Mayon, LLC (“ICON Mayon”), with interests of 51% and 49%, respectively. ICON Mayon purchased one Aframax 98,507 DWT product tanker, the Mayon Spirit, from an affiliate of Teekay Corporation (“Teekay”). The purchase price for the Mayon Spirit was approximately $40,250,000. Simultaneously with the closing of the purchase of the Mayon Spirit, the Mayon Spirit was bareboat chartered back to Teekay for a term of 48 months.  The charter commenced on July 24, 2007. The LLC paid approximately $681,000 on deal related costs, which included an additional cash payment of approximately $616,000, in the form of an acquisition fee paid to the Manager.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(5)	Leased Equipment at Cost - continued

MW Universal

On September 28, 2007, the LLC completed the acquisition and simultaneously leased back substantially all of the machining and metal working equipment of LC Manufacturing LLC (“LC Manufacturing”), a wholly-owned subsidiary of MW Universal, Inc. (“MWU”), for a purchase price of $14,890,000.  The LLC paid acquisition fees of approximately $447,000 to the Manager.  The base lease term commenced on January 1, 2008 and continues for a period of 60 months.

On December 10, 2007, the LLC completed the acquisition and simultaneously leased back the machining and metal working equipment of MW Crow, Inc. (“Crow”), a wholly-owned subsidiary of MWU, for a purchase price of $4,100,000.  The LLC paid acquisition fees of $123,000 to the Manager.  The base lease term commenced on January 1, 2008, and continues for a period of 60 months.

Simultaneously with the closing of the transactions with LC Manufacturing and Crow, ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and Fund Ten, two entities also managed by the Manager (together, the “Participating Funds”), completed similar acquisitions with seven other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective leases (including those of LC Manufacturing) are cross-collateralized, cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds have also entered into a credit support agreement with the LLC, pursuant to which if losses are incurred by a Participating Fund with respect to any MWU subsidiary, those losses are shared among the Participating Funds proportionately based on the amount of capital invested.

ICON EAR

On December 28, 2007, the LLC and Fund Eleven formed ICON EAR, LLC (“ICON EAR”), with interests of 55% and 45%, respectively.  ICON EAR completed the acquisition and simultaneously leased back semiconductor manufacturing equipment from Equipment Acquisition Resources, Inc. (“EAR”) for an initial acquisition price of $6,935,000.  The LLC paid acquisition fees of approximately $114,000 to the Manager. The LLC will collect $4,332 per day until the commencement of the base lease term, which is the earlier of June 30, 2008 or upon meeting of a specific threshold and will continue for 60 months.

ICON Global Crossing IV

On March 11, 2008, the LLC, through its wholly-owned subsidiary, ICON Global Crossing IV, purchased additional telecommunication equipment for approximately $5,939,000. The additional telecommunication equipment is also subject to a lease with Global Crossing. ICON Global Crossing IV collected interim rent of $2,423 per day until the commencement of the base lease term. The base lease term is 36 months which commenced on April 1, 2008. The LLC paid an acquisition fee to the Manager of approximately $178,000 relating to this transaction.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(5)	Leased Equipment at Cost - continued

ICON Vroon

On March 31, 2008, the LLC, through its wholly-owned subsidiaries, ICON Arabian Express, LLC (“ICON Arabian”) and ICON Aegean Express, LLC (“ICON Aegean”), entered into Memorandums of Agreement with subsidiaries of Vroon Group B.V. (“Vroon”) to acquire two 1,500 TEU containerships - the Aegean Express and the Arabian Express (collectively, the “Vessels”) for an aggregate purchase price of $51,000,000.  Simultaneously with the closing of the purchase of the Vessels, the Vessels will be bareboat chartered back to a subsidiary of Vroon for a term of 72 months with monthly charter hire payments in advance equal to $9,225 per day. The LLC accrued $1,530,000 of acquisition fees due to the Manager at March 31, 2008 relating to this transaction. On April 24, 2008, the transaction was finalized.

Aggregate annual minimum future rentals receivable from each of the LLC’s non-cancelable operating leases consisted of the following at March 31, 2008:

Years Ending
December 31,

For April 1 to December 31, 2008	$10,486,093
2009	$14,480,184
2010	$14,480,184
2011	$9,640,418
2012	$6,151,496
Thereafter	$1,581,180

(6)	Notes Receivable, net

On August 13, 2007, the LLC, along with a consortium of other lenders entered into an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately held manufacturer of solar panels for the building of a new production facility.  The financing facility matures on June 30, 2013 and is secured by the equipment as well as all other assets of Solyndra.  The equipment consists of two fully automated manufacturing lines that combine glass tubes and thin film semiconductors to produce solar panels.  The LLC will receive principal payments starting in October 2008.  In the interim period, interest will be paid on a quarterly basis using a range of rates from 6.60% to 8.36%.  In connection with the transaction, the LLC received warrants to purchase up to 40,290 shares of Solyndra common stock at an exercise price of $4.96. The fair value of these warrants was approximately $115,000 on the transaction date and has been reflected as a discount on the face amount of the notes receivable.

At March 31, 2008, the Manager has determined, based on the Black-Scholes option pricing model, that the aggregate fair value of the warrants is $89,819.  The assumptions used for the Black-Scholes option pricing model were as follows: Strike price $4.96, share price $2.23, expiration date of April 6, 2014, a volatility of 300%, and the risk free interest rate of 2.10%.  The volatility percentage was determined by taking a sampling of six similar businesses from their initial public offering date to present and placing a percentage based on the performance of the share price of this sampling.

The financing facility is for a maximum amount of $93,500,000, of which the LLC has committed to invest up to $5,000,000.  At March 31, 2008, the LLC had loaned approximately $4,367,000. The LLC paid acquisition fees of approximately $131,000 to the Manager in relation to this agreement.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(7)	Non-Recourse Long-Term Debt

On July 24, 2007, ICON Mayon borrowed approximately $24,938,000 in connection with the acquisition of the Mayon Spirit. The non-recourse debt matures on July 25, 2011 and accrues interest at the London Interbank Eurocurrency Market Rate (“LIBOR”) plus 1.00% per year.  The non-recourse debt requires monthly payments ranging from $476,000 to $527,000. The lender has a security interest in the vessel and an assignment of the charter hire. The LLC paid and capitalized approximately $187,000 in debt financing costs associated with the debt. As of March 31, 2008 and December 31, 2007, the remaining balance on the non-recourse debt was $21,696,378 and $22,480,270, respectively.

Simultaneously with the execution of the non-recourse debt agreement mentioned above, the LLC entered into an interest rate swap contract with Fortis Bank NV/SA, New York Branch in order to fix the variable interest rate on the non-recourse debt and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contract fixed the interest rate at 6.35%. The LLC accounts for its interest rate swap contract in accordance with SFAS No. 133, as amended, and records the interest rate swap contract at its estimated fair value, and recognizes the periodic change in its fair value as other comprehensive income. As of March 31, 2008, ICON Mayon recorded through other comprehensive income a cumulative decrease in the fair value of the interest rate swap of $1,165,349, of which the LLC’s portion was $594,328.

The aggregate maturities of non-recourse debt at March 31, 2008 are as follows:

Years Ending
December 31,

For April 1 to December 31, 2008	$3,697,851
2009	5,197,924
2010	5,542,269
2011	7,258,334

Total Non-Recourse Long-Term Debt	$21,696,378

(8)	Revolving Line of Credit, Recourse

The LLC, along with ICON Income Fund Eight B, L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC, (“Fund Nine”), Fund Ten and Fund Eleven (entities sponsored and organized by the Manager -  collectively, the “Borrowers”) are parties to a Commercial Loan Agreement (the “Loan Agreement”) with California Bank & Trust (the “Lender”). The Loan Agreement originally provided for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

The Facility was originally set to expire on September 30, 2008 and established (i) the interest rate for advances under the Facility at the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at which United States dollar deposits can be acquired by the Lender at LIBOR plus 2.5%. The interest rate at March 31, 2008 was 5.25%.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(8)	Revolving Line of Credit, Recourse - continued

The Borrowers were in compliance with the covenants under the Loan Agreement at March 31, 2008.

Aggregate borrowings by all Borrowers under the Facility amounted to $4,255,000 at March 31, 2008. The LLC had no borrowings outstanding under the Facility as of such date.  The balance of $4,255,000 relates to borrowings by Fund Eight B of $1,255,000 and Fund Ten of $3,000,000. Subsequent to March 31, 2008, Fund Ten repaid the outstanding $3,000,000 balance.

On May 1, 2008, the Borrowers entered into a Loan Modification Agreement. The agreement increased the revolving line of credit up to $30,000,000 and extended the expiration date to April 30, 2010. The Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but the Lender has no obligation to extend. The quarterly commitment fee of 0.5% was reduced to 0.25% on unused commitments under the Facility.

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(9)	Transactions with Related Parties - continued

Administrative expense reimbursements are costs incurred by the Manager or its affiliates that are necessary to the LLC’s operations.  These costs include the Manager’s and its affiliates’ legal, accounting, investor relations and operations personnel, as well as professional fees and other costs that are charged to the LLC based upon the percentage of time such personnel dedicate to the LLC.  Excluded are salaries and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager.

The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds. The LLC paid distributions to the Manager of $24,281 for the three months ended March 31, 2008. The Manager’s interest in the LLC’s net income for the three months ended March 31, 2008 was $7,288.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the three months ended March 31, 2008 was as follows:

			March 31, 2008
Entity	Capacity	Description	(unaudited)
ICON Capital Corp.	Manager	Organizational and
		offering expenses (1)	$687,848
ICON Securities Corp.	Dealer Manager	Underwriting fees (1)	$811,057
ICON Capital Corp.	Manager	Acquisition fees (2)	$2,058,169
ICON Capital Corp.	Manager	Administrative expense
		reimbursements (3)	$690,819
ICON Capital Corp.	Manager	Management fees (3)	$187,137

(1) Amount charged directly to members' equity.
(2) Amount capitalized and amortized to operations.
(3) Amount charged directly to operations.

At March 31, 2008, the LLC had a payable due to its Manager and affiliates of $2,272,347.  The Manager was due $2,042,911, which is comprised of $340,819 of administrative expense reimbursements, $172,092 of organizational and offering expenses and acquisition fees for the Vroon transactions of $1,530,000.  ICON Securities was due $229,436 for underwriting fees.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(10)	Commitments and Contingencies and Off Balance Sheet Risk

On September 28, 2007 and December 10, 2007, the LLC completed the acquisitions of, and simultaneously leased back substantially all, of the machining and metal working equipment of LC Manufacturing and Crow, a wholly-owned subsidiary of MWU.  Simultaneously with the closing of the transactions with LC Manufacturing and Crow, the Participating Funds completed similar acquisitions with seven other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective leases (including those of LC Manufacturing and Crow) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds has also entered into a credit support agreement with the LLC, pursuant to which if losses are incurred by a Participating Fund with respect to any MWU subsidiary, those losses are shared among the Participating Funds proportionately based on the amount of capital invested.  The term of each credit support agreement matches that of the lease agreements.  No amounts were accrued at March 31, 2008 and management cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement.

On March 3, 2008, the LLC completed the acquisition of and simultaneously leased back the auto parts manufacturing equipment from Sealynx, whose parent company, Sealynx Automotive Holding, is based in France. As additional security for Sealynx’s obligations under the lease, the LLC was granted a lien on property owned by Sealynx in France, valued at €3,746,400 at the acquisition date and a guaranty from Sealynx Automotive Holding.

On March 31, 2008, the LLC, through its wholly-owned subsidiaries, ICON Arabian and ICON Aegean, entered into Memorandums of Agreement with subsidiaries of Vroon to acquire two Vessels for an aggregate purchase price of $51,000,000.  Under the Memorandums of Agreement, the LLC has committed to purchase the Vessels and did so on April 24, 2008.  The LLC acquired the Vessels by making (i) a cash payment of approximately $6,150,000 per vessel and (ii) a notes payable in the amount of approximately $19,350,000 per vessel.

(11)	Concentrations

For the three months ended March 31, 2008 and for the year ended December 31, 2007, the LLC had four lessees that accounted for approximately 92.9% and 99.6% of rental and finance income, respectively.

At March 31, 2008, the LLC had four lessees that accounted for approximately 63.3% of total assets and one lender that accounted for approximately 84.2% of the total liabilities.

At December 31, 2007, the LLC had three lessees that accounted for approximately 71% of total assets and one lender that accounted for approximately 98% of the total liabilities.

(12)	Subsequent Event

On May 5, 2008, the LLC, through its wholly-owned subsidiary ICON Magnum, LLC (“ICON Magnum”), acquired title to a Bucyrus Erie model 1570 Dragline (the “Dragline”) for the purchase price of $12,460,807. The Dragline will be leased to Magnum Coal Company and its subsidiaries. ICON Magnum will collect interim rent of approximately $6,700 per day until the commencement of the base lease term. The base lease term is 60 months and will commence on June 1, 2008.

Item 2. Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position.  This discussion should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, Part II, Item 1A. Risk Factors and the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON Leasing Fund Twelve, LLC and its consolidated subsidiaries.

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expects,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.  We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

We operate as an equipment leasing program formed on October 3, 2006.  We began active operations on May 25, 2007.  We primarily acquire equipment subject to lease, purchase equipment and lease it to third-party end users or finance equipment for third parties, and to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration. Some of our equipment leases will be acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases. For our other equipment leases, we finance the majority of the purchase price through borrowings from third parties. We refer to these leases as “growth” leases. These growth leases generate little or no current cash flow because substantially all rental payments received from the lessee is used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price.

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

We are currently in our offering period.  The minimum offering of $1,200,000 was achieved on May 25, 2007 (“Commencement of Operations”). For the three months ended March 31, 2008 and from our Commencement of Operations through December 31, 2007, we have raised total equity of $41,636,704 and $93,670,295, respectively.  Investors from the Commonwealth of Pennsylvania could not be admitted until we raised total equity of $20,000,000.  The $20,000,000 minimum offering for Pennsylvania was achieved on July 13, 2007.  With the net proceeds from our offering, we anticipate acquiring both income leases and growth leases.  As our leases expire, we may sell the equipment and reinvest the proceeds in additional equipment subject to leases or re-lease the equipment.  We anticipate incurring both gains and losses on the sales of equipment during our operating period. Additionally, we expect to see rental income and finance income increase, as well as related expenses such as depreciation and amortization expense and interest expense.  We anticipate that the fees we pay our Manager to operate and manage our business portfolio will increase during this period as our Manager will be spending a greater portion of its time managing our portfolio.

Lease and Other Significant Transactions

Telecommunications Equipment

•
In 2007, we, through our wholly-owned subsidiary, ICON Global Crossing IV, LLC (“ICON Global Crossing IV”), purchased telecommunications equipment for approximately $21,294,000. This equipment is subject to a lease with Global Crossing Telecommunications Inc (“Global Crossing”).  The base lease terms are 48 months and commenced on December 1, 2007. We paid an acquisition fees to our Manager of approximately $639,000 relating to these transactions.

•
On March 11, 2008, ICON Global Crossing IV purchased additional telecommunications equipment for approximately $5,939,000. The additional telecommunication equipment is also subject to a lease with Global Crossing.  The base lease term is 36 months and commenced on April 1, 2008.  We paid an acquisition fee to our Manager of approximately $178,000 relating to this transaction.

Shipping

•
On July 24, 2007, we acquired a 51% interest in the Mayon Spirit (“Mayon”), a product tanker, which is subject to a bareboat charter with an affiliate of the Teekay Corporation (“Teekay”) that expires in July 2011.  We paid approximately $7,856,000 for the 51% interest along with approximately $681,000 for deal related costs.

•
On March 31, 2008, we entered into agreements to acquire a 100% interest in two 1,500 TEU containership vessels of the Vroon Group B.V. (“Vroon”) through our wholly-owned subsidiaries ICON Arabian Express, LLC (“ICON Arabian”) and ICON Aegean Express, LLC (“ICON Aegean”), for a total purchase price of $51,000,000. We have a 72 month bareboat charter with a subsidiary of Vroon that will make monthly charter hire payments in advance equal to $9,225 per day.

Manufacturing equipment

•
On September 28, 2007, we acquired a 100% interest in substantially all of the machining and metal working equipment of LC Manufacturing LLC (“LC Manufacturing”) for a purchase price of $14,890,000.  We have a 60 month lease that commenced on January 1, 2008. We paid an acquisition fee to our Manager of approximately $447,000 relating to this transaction.

•
On December 10, 2007, we acquired a 100% interest in substantially all of the machining and metal working equipment of MW Crow, Inc. (“Crow”) for a purchase price of $4,100,000.  We have a 60 month lease that commenced on January 1, 2008. We paid an acquisition fee to our Manager of approximately $123,000 relating to this transaction.

•
On March 3, 2008, we, through our wholly-owned subsidiary, ICON French Equipment II, purchased auto parts manufacturing equipment from Sealynx Automotive Transieres SAS (“Sealynx”) and simultaneously leased back to Sealynx.  We paid approximately $11,626,000 (€7,638,400) for the equipment.  The base lease term is 60 months and will be paid in advance quarterly installments.  We paid an acquisition fee to our Manager of approximately $350,000 (€229,152) relating to this transaction.

Financing facility

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

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. As we did not elect to fair value any of its financial instruments under the provisions of SFAS No. 159, the adoption of this statement effective January 1, 2008 did not have an impact on our consolidated financial statements.

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

On March 19, 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 enhances required dsclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and therefore we will be required to provide such disclosures beginning with the interim period ended March 31, 2009.

Results of Operations for the Three Months Ended March 31, 2008 (the “2008 Quarter”)

Revenue for the 2008 Quarter is summarized as follows:

Three Months Ended
March 31, 2008
Rental income	$3,207,548
Finance income	750,921
Interest and other income	289,161

Total revenue	$4,247,630

Total revenue for the 2008 Quarter was $4,247,630 and was primarily due to rental income related to the bareboat charter with Teekay and leases with LC Manufacturing and Crow, EAR and Global Crossing of approximately $1,552,000, $1,143,000, $394,000 and $119,000, respectively.  Finance income was from the result of our finance leases with Global Crossing and Sealynx.  Interest and other income was primarily due to interest received on funds in our money market account.

Expenses for the 2008 Quarter are summarized as follows:

Three Months Ended
March 31, 2008
Management fees - Manager	$187,137
Administrative expense reimbursements - Manager	690,819
General and administrative	234,391
Interest	284,958
Depreciation and amortization	1,746,208

Total expenses	$3,143,513

Total expenses for the 2008 Quarter were $3,143,513. Depreciation and amortization was (i) approximately $683,000 for LC Manufacturing and Crow, (ii) approximately $673,000 for ICON Mayon, (iii) approximately $249,000 for ICON EAR and (iv) approximately $133,000 for ICON Global Crossing IV. Administrative expense reimbursements are costs incurred by our Manager that are necessary for our operations.  These costs include our Manager’s accounting, legal, investor relations and operations personnel, as well as professional fees and other costs, that are charged to us based upon the percentage of time such personnel dedicate to our operations.  Interest expense was incurred on the monthly payments for the non-recourse notes payable held by ICON Mayon.

Minority Interest

Minority interest for the 2008 Quarter was $375,294 due to the minority ownerships that ICON Income Fund Ten, LLC (“Fund Ten”)  and ICON Leasing Fund Eleven, LLC (“Fund Eleven”)  have in ICON Mayon and ICON EAR, respectively.

Net Income

As a result of the foregoing factors, the net income for the 2008 Quarter was $728,823.  The net income per weighted average number of additional members’ share for the 2008 Quarter was $6.29.

Financial Condition

This section discusses the major balance sheet variances from March 31, 2008 (“2008 Quarter”) compared to December 31, 2007 (“2007”).

Total Assets

Total assets increased $37,192,012 from $114,242,189 in 2007 to $151,434,201 in the 2008 Quarter. The increase was primarily due to the proceeds received from our equity raise and the assets acquired from two new leases, net of financing obtained, that were initiated during the 2008 Quarter.

Current Assets

Current assets increased $23,401,346 from $26,319,189 in 2007 to $49,720,535 in the 2008 Quarter. The increase was primarily due to the proceeds received from our equity raise.

Total Liabilities

Total liabilities increased $1,849,299 from $24,089,822 in 2007 to $25,939,121 in the 2008 Quarter. The increase was primarily due to the accrual of $1,530,000 in acquisition fees due to our Manager during the 2008 Quarter. In addition, administrative fees accrued were higher in the 2008 Quarter as compared to 2007.

Current Liabilities

Current liabilities increased $2,674,473 from $6,523,053 in 2007 to $9,197,526 in the 2008 Quarter. The increase was primarily due to the accrual of $1,530,000 in acquisition fees due to our Manager during the 2008 Quarter. We also recorded an additional liability of approximately  $522,000 on our interest rate swap contract and accrued approximately $436,000 of expenses and contributions. The expenses accrued represented expenses that were incurred in the 2008 Quarter that were paid subsequently. The contributions accrued represented capital contributions from our additional members that related to the subsequent periods that we received in advance during the 2008 Quarter.

Total Members’ Equity

Total members’ equity increased $35,370,747 from $79,289,609 in 2007 to $114,660,356 in the 2008 Quarter. The increase was primarily due to our equity raise which was partially offset by the organizational and offering fees, sales commissions to third parties and underwriting fees paid to ICON Securities Corp. (“ICON Securities”), an entity owned by our Manager.

Liquidity and Capital Resources

Sources and Uses of Cash

At March 31, 2008 and December 31, 2007, we had cash and cash equivalents of $42,055,897 and $22,154,903.  We will establish working capital reserves of approximately 0.5% of the gross offering proceeds from the sale of our membership interests (“Shares”). We are offering our Shares on a “best efforts” basis with the current intention of raising up to $410,800,000.  We will use the net proceeds of the offering to purchase various types of equipment. The leases will generally be with lessees that our Manager determines are creditworthy and are located in North America, Europe and other developed markets, including those in Asia, South America and elsewhere.

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

Unanticipated or greater than anticipated operating costs or losses (including a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital reserves may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by operating and financing activities.  In addition, we may use a portion of cash on hand to re-establish working capital reserves. Our Manager has no intent to fund any of our cash flow deficit or provide other financial assistance to us.

Operating Activities

Sources of Cash

Our primary source of cash from operating activities in the 2008 Quarter was the collection of principal payments of approximately $2,360,000 from our finance leases with Global Crossing and Sealynx.

Investing Activities

Uses of Cash

Our primary use of cash in investing activities in the 2008 Quarter was the purchase of telecommunications equipment from various vendors totaling approximately $6,117,000 and auto parts manufacturing equipment from Sealynx totaling approximately $12,007,000.

Financing Activities

Sources of Cash

Since the Commencement of Operations, we have been paying sales commissions to third parties and various fees to our Manager and ICON Securities. These sales commissions and fees paid to our Manager and ICON Securities are recorded as a reduction of our equity.

During the 2008 Quarter we sold 41,757 additional member shares, representing $41,636,704 of capital contributions. We paid or accrued $3,250,640 of sales commissions to third parties, $687,848 of organizational and offering expenses to our Manager, and $811,057 of underwriting fees to ICON Securities.

Uses of Cash

Our primary use of cash in financing activities during the 2008 Quarter was distributions paid to our members of $2,428,119.

Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse debt at March 31, 2008 and December 31, 2007 of $21,696,378 and $22,480,270, respectively, which was solely related to the Mayon Spirit acquisition.  All of our non-recourse debt consists of notes payable in which the lender has a security interest in the equipment. In addition to the security interest, the lender has an assignment of the rental payments under the lease.  In such cases, the lender is being paid directly by the lessee.  Currently our lease rental income relating to the Mayon Spirit is sufficient to service the debt obligation.

Revolving Line of Credit, Recourse

We, along with ICON Income Fund Eight B, L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC (“Fund Nine”), Fund Ten and Fund Eleven (entities sponsored and organized by our Manager -  collectively, the “Borrowers”) are parties to a Commercial Loan Agreement (the “Loan Agreement”) with California Bank & Trust (the “Lender”). The Loan Agreement originally provided for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

The Facility was originally set to expire on September 30, 2008 and established (i) the interest rate for advances under the Facility at the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at which United States dollar deposits can be acquired by the Lender at the London Interbank Eurocurrency Market Rate (“LIBOR”) plus 2.5%. The interest rate at March 31, 2008 was 5.25%.

The Borrowers were in compliance with the covenants under the Loan Agreement at March 31, 2008.

Aggregate borrowings by all Borrowers under the Facility amounted to $4,255,000 at March 31, 2008. We had no borrowings outstanding under the Facility as of such date.  The balance of $4,255,000 relates to borrowings by Fund Eight B of $1,255,000 and Fund Ten of $3,000,000. Subsequent to March 31, 2008, Fund Ten repaid the outstanding $3,000,000 balance.

On May 1, 2008, the Borrowers entered into a Loan Modification Agreement. The agreement increased the revolving line of credit up to $30,000,000 and extended the expiration date to April 30, 2010. The Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but the Lender has no obligation to extend. The quarterly commitment fee of 0.5% was reduced to 0.25% on unused commitments under the Facility.

Distributions

We pay monthly distributions to our members beginning with the first month after the Additional Members’ admission and continue to pay such distributions until the termination of the operating period.  We paid distributions to our Additional Members and to our Manager of $2,403,838 and $24,281, for the 2008 Quarter respectively.

Contractual Obligations and Commitments

At March 31, 2008 and December 31, 2007, we had a non-recourse debt obligation. The lender has a security interest in the equipment relating to the non-recourse debt instrument and an assignment of the rental payments under the leases associated with the equipment. In such cases, the lender is being paid directly by the lessee.  In other cases, we receive the rental payments and pay the lender.  If the lessee were to default on the non-recourse debt the equipment would be returned to the lender in extinguishment of the non-recourse debt.  At March 31, 2008 and December 31, 2007, our outstanding indebtedness was $21,696,378 and $22,480,270, respectively.  We are a party to the Facility, as discussed in the financing and borrowings section above. We had no borrowings under the Facility at March 31, 2008.

On September 28, 2007 and December 10, 2007, we completed the acquisitions of and simultaneously leased back all of the machining and metal working equipment of LC Manufacturing and Crow, both of which are wholly owned subsidiaries of MWU.  Simultaneously with the closing of the transactions with LC Manufacturing and Crow, the Participating Funds completed similar acquisitions with seven other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidary’s obligations under its respective lease (including those of LC Manufacturing) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds had also entered into a credit support agreement with us, pursuant to which if losses are incurred by a Participating Fund with respect to any MWU subsidiary, those losses are shared among the Participating Funds proportionately based on the amount of capital invested.  The term of each credit support agreement matches that of each lease agreement.  No amounts were accrued at March 31, 2008 and management cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

On March 3, 2008, we completed the acquisition of and simultaneously leased back the auto parts manufacturing equipment from Sealynx, whose parent company, Sealynx Automotive Holding, is based in France. As additional security for Sealynx’s obligations under the lease, we were granted a lien on property owned by Sealynx in France and a guaranty from Sealynx Automotive Holding.

On March 31, 2008, we, through our wholly-owned subsidiaries, ICON Arabian and ICON Aegean, entered into Memorandums of Agreement with subsidiaries of Vroon to acquire two Vessels for an aggregate purchase price of $51,000,000.  Under the Memorandums of Agreement, we have committed to purchase the Vessels and did so on April 24, 2008.  We acquired the Vessels by making (i) a cash payment of approximately $6,150,000 per vessel and (ii) a non-recourse debt in the amount of approximately $19,350,000 per vessel.

Subsequent Event

On May 5, 2008, we, through our wholly-owned subsidiary ICON Magnum, LLC (“ICON Magnum”), acquired title to a Bucyrus Erie model 1570 Dragline (the “Dragline”) for the purchase price of $12,460,807. The Dragline will be leased to Magnum Coal Company and its subsidiaries. ICON Magnum will collect interim rent of approximately $6,700 per day until the commencement of the base lease term. The base lease term is 60 months and will commence on June 1, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We, like most other companies, are exposed to certain market risks, which include changes in interest rates and the demand for equipment (and the related residuals) owned by us.  We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations.  There were no other material changes to the disclosure related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2008, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

From the period from May 25, 2007 (Commencement of Operations) through December 31, 2007 we have raised $93,670,295 of capital contributions. We have paid or accrued sales commissions to unrelated third parties of $7,396,652, underwriting commissions to ICON Securities Corp. (“ICON Securities”), an affiliate of our Manager, of $1,849,163 and organizational and offering fees paid to our Manager of $2,841,757.

During the three months ended March 31, 2008, we have raised $41,636,704 of capital contributions. We have paid or accrued $3,250,640 of sales commissions to third parties, $687,848 of organizational and offering expenses to our Manager, and $811,057 of underwriting fees to ICON Securities.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the 2008 Quarter.

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

10.4
Loan Modification Agreement dated as of May 1, 2008 between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC.

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

File No. 000-53189
ICON Capital Corp.
Sole Manager of the Registrant

May 15, 2008

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

May 15, 2008

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

May 15, 2008

/s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Financial Officer)

29