Form 10-Q
period 2008-06-30
ICON Leasing Fund Twelve, LLC
filed 2008-08-01
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	June 30, 2008

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission_File_Number_	000-53189

ICON Leasing Fund Twelve, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5651009
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

(212) 418-4700
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer’’, ‘‘accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [  ] Accelerated filer [  ]   Non-accelerated filer [x]  Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [x]

Number of outstanding limited liability company shares of the registrant on July 30, 2008 is 194,137.

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Balance Sheets

Assets

	June 30,
	2008	December 31,
	(unaudited)	2007
Current assets
Cash and cash equivalents	$49,105,719	$22,154,903
Current portion of net investment in finance leases	5,949,094	4,011,408
Other current assets	457,642	152,878

Total current assets	55,512,455	26,319,189

Non-current assets
Net investment in finance leases, less current portion	25,118,909	17,610,522
Leased equipment at cost (less accumulated depreciation of
$6,367,749 and $1,823,881, respectively)	141,970,830	65,809,766
Note receivable on financing facility, net	4,252,390	4,087,568
Investment in joint venture	163,553	-
Other non-current assets, net	939,698	415,144

Total non-current assets	172,445,380	87,923,000

Total Assets	$227,957,835	$114,242,189

Liabilities and Members' Equity
Current liabilities
Current portion of non-recourse long-term debt	$9,799,401	$4,913,501
Derivative instruments	820,302	686,176
Deferred revenue	5,956	541,830
Due to Manager and affiliates	765,008	246,926
Accrued expenses and other current liabilities	424,807	134,620

Total current liabilities	11,815,474	6,523,053

Non-current liabilities
Non-recourse long-term debt, net of current portion	48,485,602	17,566,769

Total Liabilities	60,301,076	24,089,822

Minority Interest	15,308,480	10,862,758

Commitments and contingencies (Note 11)

Members' Equity
Manager	$(56,015)	$(18,392)
Additional Members	152,556,649	79,657,951
Accumulated other comprehensive loss	(152,355)	(349,950)

Total Members' Equity	152,348,279	79,289,609

Total Liabilities and Members' Equity	$227,957,835	$114,242,189

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue:
Rental income	$5,345,686	$7,503	$8,553,234	$7,503
Finance income	1,052,969	-	1,803,890	-
Interest and other income	329,610	13,755	618,594	13,755
Other financial gain	197,695	-	197,872	-

Total revenue	6,925,960	21,258	11,173,590	21,258
Expenses:
Management fees - Manager	372,010	-	559,147	-
Administrative expense reimbursements - Manager	741,180	191,327	1,431,999	191,327
General and administrative	491,507	22,945	725,898	22,945
Interest	644,751	-	929,709	-
Depreciation and amortization	2,925,719	7,841	4,671,927	7,841

Total expenses	5,175,167	222,113	8,318,680	222,113

Income (loss) before minority interest	1,750,793	(200,855)	2,854,910	(200,855)

Minority interest	(334,977)	-	(710,271)	-

Net income (loss)	$1,415,816	$(200,855)	$2,144,639	$(200,855)

Net income (loss) allocable to:
Additional Members	$1,401,658	$(198,846)	$2,123,193	$(198,846)
Manager	14,158	(2,009)	21,446	(2,009)

	$1,415,816	$(200,855)	$2,144,639	$(200,855)

Weighted average number of additional
member shares outstanding	157,613	8,429	136,157	8,429

Net income (loss) per weighted average
additional member share outstanding	$8.89	$(23.59)	$15.59	$(23.59)

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Changes in Members' Equity

				Accumulated
	Additional			Other
	Member	Additional		Comprehensive	Total Members'
	Shares	Members	Manager	(Loss)	Equity
Balance, December 31, 2007	93,805	$79,657,951	$(18,392)	$(349,950)	$79,289,609
Net income		721,535	7,288	-	728,823
Change in valuation of
interest rate swap contract				(244,378)	(244,378)
Currency translation adjustment				427,262	427,262
Total comprehensive income					911,707
Proceeds from issuance of
additional members shares	41,757	41,636,704	-	-	41,636,704
Sales and offering expenses		(4,749,545)	-	-	(4,749,545)
Cash distributions to members	-	(2,403,838)	(24,281)	-	(2,428,119)

Period ended March 31, 2008 (unaudited)	135,562	$114,862,807	$(35,385)	$(167,066)	$114,660,356
Net income		1,401,658	14,158	-	1,415,816
Change in valuation of
interest rate swap contracts				10,299	10,299
Currency translation adjustment				4,412	4,412
Total comprehensive income					1,430,527
Proceeds from issuance of
additional members shares	44,888	44,727,928	-	-	44,727,928
Sales and offering expenses		(5,001,069)	-	-	(5,001,069)
Cash distributions to members	-	(3,434,675)	(34,788)	-	(3,469,463)

Period ended June 30, 2008 (unaudited)	180,450	$152,556,649	$(56,015)	$(152,355)	$152,348,279

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$2,144,639	$(200,855)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Rental income paid directly to lenders by lessees	(3,692,450)	-
Finance income	(1,803,890)	-
Depreciation and amortization	4,671,927	7,841
Interest expense on non-recourse financing paid directly
to lenders by lessees	903,648	-
Interest expense from amortization of debt financing costs	26,061
Minority interest	710,271	-
Other financial gain	(197,872)	-
Changes in operating assets and liabilities:
Collection of finance leases	4,719,024	-
Other assets, net	(843,143)	(89,764)
Accrued expenses and other liabilities	215,198	114,825
Deferred revenue	(535,874)	-
Due from/to Manager and affiliates	354,532	192,156
Distributions to/from joint ventures and minority interest	(137,471)	-

Net cash provided by operating activities	6,534,600	24,203

Cash flows from investing activities:
Purchase of equipment	(92,697,800)	(7,322,307)
Investment in financing facility	(164,822)	-

Net cash used in investing activities	(92,862,622)	(7,322,307)

Cash flows from financing activities:
Proceeds from notes payable - non-recourse	38,699,640	-
Issuance of additional member shares, net of sales and offering expenses paid	76,614,018	14,447,705
Minority interest contribution in joint venture, net	4,076,251	-
Due to Manager and affiliates	-	133,045
Distributions to minority interest holder in joint venture	(213,867)	-
Cash distributions to members	(5,897,582)	(6,185)

Net cash provided by financing activities	113,278,460	14,574,565

Effects of exchange rates on cash and cash equivalents	378	-

Net increase in cash and cash equivalents	26,950,816	7,276,461

Cash and cash equivalents, beginning of the period	22,154,903	2,000

Cash and cash equivalents, end of the period	$49,105,719	$7,278,461

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Twelve LLC
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2008	2007

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt
paid directly to lenders by lessees	$3,692,450	$-

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(1)	Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of ICON Leasing Fund Twelve, LLC (the “LLC”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for the interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of ICON Capital Corp. (the “Manager”), all adjustments considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2007. The results for the interim period are not necessarily indicative of the results for the full year.

The condensed consolidated financial statements include the accounts of the LLC and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

The LLC was formed on October 3, 2006 as a Delaware limited liability company.  The LLC’s initial closing date was May 25, 2007 (the “Commencement of Operations”), the date at which the LLC had raised $1,200,000. The LLC is engaged in one business segment, the business of purchasing equipment and leasing it to third-party end users, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to leased equipment at lease expiration.  From time to time, the LLC also purchases equipment and sells it to its leasing customers. The LLC will continue until December 31, 2026, unless terminated sooner.

The Manager of the LLC is a Delaware corporation. The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and financing transactions that the LLC enters into pursuant to the terms of the LLC’s limited liability company agreement (the “LLC Agreement”).  Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(2)	Organization - continued

The LLC is currently in its offering period, which commenced on May 7, 2007 and is anticipated to end in May 2009. The LLC is in the process of raising capital and acquiring assets.  The initial capitalization of the LLC was $2,000, which consisted of $1,000 from the Manager and $1,000 contributed for a single additional member share from an officer of the Manager. The LLC is offering shares of limited liability company membership interests (the “Shares”) on a “best efforts” basis with the current intention of raising up to $410,800,000 of capital, consisting of 400,000 Shares of limited liability interests at a purchase price of $1,000 and an additional 12,000 Shares which have been reserved for the LLC’s Distribution Reinvestment Plan.  The Distribution Reinvestment Plan allows investors to purchase additional Shares with distributions received from certain other funds managed by the Manager at a discounted share price of $900.  As of June 30, 2008, approximately 4,158 Shares have been issued in connection with the LLC’s Distribution Reinvestment Plan.  Upon raising the minimum of $1,200,000, additional members were admitted.  “Additional Members” represent all members other than the Manager.

During the six months ended June 30, 2008, the LLC sold 86,645 additional Shares, representing $86,364,632 of capital contributions and admitted 1,961 Additional Members. The LLC has paid or accrued $6,713,478 of sales commissions to third parties, $1,358,767 of organizational and offering expenses to the Manager, and $1,678,369 of underwriting fees to ICON Securities Corp. (“ICON Securities”), an entity owned by the Manager.

With proceeds from Shares sold, the LLC intends to invest in equipment subject to leases, equipment financing transactions, residual ownership rights in leased equipment and establish a cash reserve. After the net offering proceeds are fully invested, additional investments will be made with the cash generated from the LLC’s initial investments, to the extent that cash is not needed for expenses, reserves or distributions to members. The investment in additional equipment in this manner is called “reinvestment.”  After the operating period, the LLC will then sell its assets in the ordinary course of business, a time frame called the “liquidation period.”

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

(3)	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values. Actual results could differ from those estimates.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(3)	Summary of Significant Accounting Policies - continued

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

Additionally for all non-financial assets and non-financial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis, the LLC has adopted the provisions of FSP 157-2 and delayed the effective date of SFAS No. 157 until January 1, 2009.  The Manager believes that the impact of partially adopting SFAS No. 157 effective January 1, 2008 is not material to the condensed consolidated financial statements.

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
June 30, 2008
(unaudited)

(3)	Summary of Significant Accounting Policies - continued

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:

Warrants	$-	$86,583	$-	$86,583

Liabilities:

Derivative Liability	$-	$820,302	$-	$820,302

(1) quoted prices in active markets for identical assets or liabilities
(2) observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) no observable pricing inputs in the market

The LLC’s derivative contracts, including interest rate swaps, foreign exchange forwards and warrants, are valued using models based on readily observable market parameters for all substantial terms of the LLC’s derivative contracts and are classified within Level 2.  As permitted by SFAS No. 157, the LLC uses market prices and pricing models for fair value measurements of its derivative instruments.  The fair value of the warrants was recorded in other non-current assets and the derivatives liabilities were recorded in derivative instruments.

Foreign Currency Translation

Assets and liabilities having non-United States dollar functional currencies are translated at month-end exchange rates. Contributed capital accounts are translated at the historical rate of exchange when the capital was contributed or distributed. Revenues, expenses and cash flow items are translated at weighted average exchange rates for the period. Resulting translation adjustments, if material, are recorded as a separate component of accumulated other comprehensive income or loss.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits but does not require the LLC to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The LLC has not elected to fair value any of its financial instruments under the provisions of SFAS No. 159.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
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

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and, therefore, the LLC will be required to provide such disclosures beginning with the interim period ended March 31, 2009.

(4)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following at June 30, 2008 and December 31, 2007:

	June 30,
	2008	December 31,
	(unaudited)	2007

Minimum rents receivable	$35,757,710	$24,270,205
Estimated residual value	4,543,014	2,129,432
Initial direct costs, net	992,477	707,589
Unearned income	(10,225,198)	(5,485,296)

Net investments in finance leases	31,068,003	21,621,930

Less: Current portion of net
investment in finance leases	5,949,094	4,011,408

Net investment in finance leases,
less current portion	$25,118,909	$17,610,522

The LLC, through its wholly-owned subsidiary ICON Global Crossing IV, LLC (“ICON Global Crossing IV”), purchased telecommunications equipment in 2007 for approximately $21,294,000.  The base lease term is 48 months and commenced on December 1, 2007. The telecommunications equipment is subject to a lease with Global Crossing Telecommunications, Inc.  (“Global Crossing”).  The LLC incurred professional fees of approximately $149,000 and paid acquisition fees to the Manager of approximately $639,000 relating to this transaction.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(4)	Net Investment in Finance Leases - continued

On March 3, 2008, the LLC, through its wholly-owned subsidiary ICON French Equipment II, LLC (“ICON French Equipment II”), purchased auto parts manufacturing equipment from Sealynx Automotive Transieres SAS (“Sealynx”) and simultaneously leased back the equipment to Sealynx.  The purchase price was approximately $11,626,000 (€7,638,400).  The base lease term is 60 months, commenced on March 3, 2008, and the lease payments will be made quarterly, in advance. The LLC paid an acquisition fee to the Manager of approximately $350,000 (€229,152) relating to this transaction. As additional security for Sealynx’s obligations under the lease, the LLC was granted a lien on property owned by Sealynx in France, valued at €3,746,400 at the acquisition date, and a guaranty from Sealynx’s parent company, Sealynx Automotive Holding.

On June 19, 2008, the LLC entered into four foreign exchange Euro to USD forward contracts. Each contract had a notional value of €275,000 with a Euro to USD conversion rate ranging from 1.5184 to 1.5368. As of June 30, 2008, these forward contracts were deemed ineffective and all revaluations were recorded through the condensed consolidated statements of operations.

Non-cancelable minimum annual amounts due on investment in finance leases over the next five years were as follows at June 30, 2008:

Years Ending
December 31,

For July 1 to December 31, 2008	$4,718,151
2009	9,438,148
2010	9,438,148
2011	8,921,761
2012	3,241,502

$35,757,710

(5)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at June 30, 2008 and December 31, 2007:

	June 30,
	2008	December 31,
	(unaudited)	2007
Marine vessels	$93,625,976	$40,930,897
Telecommunications equipment	6,116,887	-
Coal mining equipment	12,834,631	-
Manufacuring equipment	35,761,085	26,702,750

	148,338,579	67,633,647
Less: Accumulated depreciation	(6,367,749)	(1,823,881)

	$141,970,830	$65,809,766

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(5)	Leased Equipment at Cost - continued

Depreciation expense was $2,848,499 and $0 for the three months ended June 30, 2008 and 2007, respectively. Depreciation expense was $4,543,868 and $0 for the six months ended June 30, 2008 and 2007, respectively.

ICON Mayon

On July 24, 2007, the LLC and ICON Income Fund Ten, LLC (“Fund Ten”), an entity also managed by the Manager, formed ICON Mayon, LLC (“ICON Mayon”), with interests of 51% and 49%, respectively. ICON Mayon purchased one Aframax 98,507 DWT product tanker, the Mayon Spirit, from an affiliate of Teekay Corporation (“Teekay”). The purchase price for the Mayon Spirit was approximately $40,250,000. Simultaneously with the closing of the purchase of the Mayon Spirit, the Mayon Spirit was bareboat chartered back to an affiliate of Teekay for a term of 48 months.  The charter commenced on July 12, 2007. The LLC paid approximately $681,000 in transaction-related costs, including approximately $616,000 in the form of an acquisition fee paid to the Manager.

MW Universal

On September 28, 2007, the LLC completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of LC Manufacturing LLC (“LC Manufacturing”), a wholly-owned subsidiary of MW Universal, Inc. (“MWU”), for a purchase price of $14,890,000.  The LLC paid acquisition fees of approximately $447,000 to the Manager.  The base lease term commenced on January 1, 2008 and continues for a period of 60 months.

On December 10, 2007, the LLC completed the acquisition of and simultaneously leased back the machining and metal working equipment of MW Crow, Inc. (“Crow”), a wholly-owned subsidiary of MWU, for a purchase price of $4,100,000.  The LLC paid acquisition fees of $123,000 to the Manager.  The base lease term commenced on January 1, 2008, and continues for a period of 60 months.

Simultaneously with the closing of the transactions with LC Manufacturing and Crow, Fund Ten and ICON Leasing Fund Eleven, LLC (“Fund Eleven”), an entity also managed by the Manager (together with the LLC, the “Participating Funds”), completed similar acquisitions with seven other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective leases (including those of LC Manufacturing and Crow) are cross-collateralized, cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds have also entered into a credit support agreement with the LLC, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds proportionately based on the amount of capital invested.

ICON EAR

On December 28, 2007, the LLC and Fund Eleven formed ICON EAR, LLC (“ICON EAR”), with interests of 55% and 45%, respectively.  ICON EAR completed the acquisition of and simultaneously leased back semiconductor manufacturing equipment from Equipment Acquisition Resources, Inc. (“EAR”) for an initial purchase price of $6,935,000.  The LLC paid acquisition fees of approximately $114,000 to the Manager. The base lease term is 60 months and commenced on July 1, 2008.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(5)	Leased Equipment at Cost - continued

During June 2008, the LLC and Fund Eleven completed the acquisition of and simultaneously leased back additional semiconductor manufacturing equipment from EAR for a total purchase price of $8,794,500.  The LLC and Fund Eleven retained ownership interests of 55% and 45%, respectively, subsequent to this transaction. The LLC incurred acquisition fees to the Manager of approximately $145,000. The base lease terms are 60 months and commenced on July 1, 2008.

ICON Global Crossing IV

On March 11, 2008, the LLC, through its wholly-owned subsidiary ICON Global Crossing IV, purchased additional telecommunications equipment for approximately $5,939,000. The telecommunications equipment is also subject to a lease with Global Crossing. The base lease term is 36 months and commenced on April 1, 2008. The LLC paid an acquisition fee to the Manager of approximately $178,000 relating to this transaction.

ICON Aegean and ICON Arabian

On March 31, 2008, the LLC, through its wholly-owned subsidiaries ICON Arabian Express, LLC (“ICON Arabian”) and ICON Aegean Express, LLC (“ICON Aegean”), entered into Memorandums of Agreement with subsidiaries of Vroon Group B.V. (“Vroon”) to acquire two 1,500 TEU containerships - the Aegean Express and the Arabian Express (collectively, the “Vessels”) - for an aggregate purchase price of $51,000,000. Simultaneously with the closing of the purchase of the Vessels on April 24, 2008, the Vessels were bareboat chartered back to a subsidiary of Vroon for a term of 72 months. The LLC paid approximately $2,082,000 in transaction-related costs, which included a $1,530,000 acquisition fee paid to the Manager.

ICON Magnum

On May 5, 2008, the LLC, through its wholly-owned subsidiary ICON Magnum, LLC (“ICON Magnum”), acquired title to a Bucyrus Erie model 1570 Dragline (the “Dragline”) for $12,460,807. The Dragline is being leased to Magnum Coal Company and its subsidiaries. ICON Magnum collected interim rent of approximately $6,700 per day until the commencement of the base lease term. The base lease term is 60 months and commenced on June 1, 2008.

Aggregate annual minimum future rentals receivable from each of the LLC’s non-cancelable operating leases consisted of the following at June 30, 2008:

Years Ending
December 31,

For July 1 to December 31, 2008	$9,206,688
2009	$18,362,376
2010	$18,976,544
2011	$14,443,862
2012	$10,954,940
Thereafter	$3,182,328

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(6)	Investment in Joint Venture

On June 30, 2008, the LLC and Fund Eleven, through its joint venture ICON Pliant, LLC (“ICON Pliant”), entered into an agreement with Pliant Corporation (“Pliant”) to acquire manufacturing equipment. The LLC and Fund Eleven have ownership interests in ICON Pliant of 45% and 55%, respectively. Total acquisition fees accrued were approximately $363,000, of which the LLC’s portion was approximately $164,000.

On July 16, 2008, the LLC and Fund Eleven completed the acquisition of and simultaneously leased back the manufacturing equipment to Pliant. The total acquisition price was $12,115,000, of which the LLC paid approximately $5,452,000. ICON Pliant will collect interim rent, in advance, in the amount of $746,163 for the interim rental period commencing July 1, 2008 through September 30, 2008. The base lease term is 60 months and commences on October 1, 2008. ICON Pliant will receive payments on a quarterly basis.

(7)	Note Receivable on Financing Facility, net

On August 13, 2007, the LLC, along with a consortium of other lenders, entered into an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately held manufacturer of solar panels, for the building of a new production facility. The financing facility was to mature on June 30, 2013 and was secured by the equipment as well as all other assets of Solyndra. The LLC was to receive principal payments starting in October 2008. In the interim period, interest was paid on a quarterly basis using a range of rates from 6.20% to 6.74%. In connection with the transaction, the LLC received warrants to purchase up to 40,290 shares of Solyndra common stock at an exercise price of $4.96. The fair value of these warrants was approximately $115,000 on the transaction date and has been reflected as a discount on the face amount of the notes receivable.

At June 30, 2008, the Manager determined, based on the Black-Scholes option pricing model, that the aggregate fair value of the warrants was $86,583. The assumptions used for the Black-Scholes option pricing model were as follows: Strike price $4.96, share price $2.15, expiration date of April 6, 2014, a volatility of 300%, and the risk free interest rate of 2.17%. The volatility percentage was determined by taking a sampling of six similar businesses from their initial public offering date to present and placing a percentage based on the performance of the share price of this sampling.

The financing facility was for a maximum amount of $93,500,000, of which the LLC committed to invest up to $5,000,000. At June 30, 2008, the LLC had loaned approximately $4,367,000. The LLC paid acquisition fees of approximately $131,000 to the Manager in relation to this financing facility.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(8)	Non-Recourse Long-Term Debt

On July 24, 2007, ICON Mayon borrowed approximately $24,938,000 in connection with the acquisition of the Mayon Spirit. The non-recourse debt matures on July 25, 2011 and accrues interest at the London Interbank Offered Rate (“LIBOR”) plus 1.00% per year.  The non-recourse debt requires monthly payments ranging from $476,000 to $527,000. The lender has a security interest in the vessel and an assignment of the charter hire. The LLC paid and capitalized approximately $187,000 in debt financing costs. At June 30, 2008 and December 31, 2007, the outstanding balance of the non-recourse debt obligation was $20,491,483 and $22,480,270, respectively.

Simultaneously with the execution of the non-recourse long-term debt agreement mentioned above, the LLC entered into an interest rate swap contract with Fortis Bank NV/SA, New York Branch (“Fortis”) in order to hedge the variable interest rates on the non-recourse long-term debt and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contract, which was deemed effective as of June 19, 2008, fixed the interest rate at 6.35%. As of June 30, 2008, ICON Mayon recorded through other comprehensive income a cumulative decrease in the fair value of the interest rate swap of $675,711, of which the LLC’s portion was $344,613.

On April 24, 2008, ICON Aegean and ICON Arabian borrowed approximately $38,700,000 in connection with the acquisition of the Vessels. The non-recourse long-term debt obligations mature on April 24, 2014 and accrue interest at LIBOR plus 1.50% per year.  The non-recourse long-term debt obligations require monthly payments ranging from $212,000 to $286,000. The lender has a security interest in the Vessels and an assignment of the charter hires. The LLC paid and capitalized approximately $387,000 in debt financing costs. At June 30, 2008, the aggregate outstanding balances of the non-recourse debt obligations were $37,793,520.

Simultaneously with the execution of the non-recourse long-term debt agreements mentioned above, the LLC entered into interest rate swap contracts with Fortis in order to hedge the variable interest rates on the non-recourse long-term debt and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contracts, which were deemed effective as of June 19, 2008, fixed the interest rates of ICON Aegean and ICON Arabian at 3.93%. As of June 30, 2008, ICON Aegean and ICON Arabian recorded, through other comprehensive income, a cumulative decrease in the fair value of the interest rate swaps of $239,416.

The aggregate maturities of non-recourse long-term debt were as follows at June 30, 2008:

Years Ending
December 31,

For July 1 to December 31, 2008	$4,871,820
2009	10,104,452
2010	10,725,843
2011	13,213,738
2012	5,828,942
2013	6,141,659
2014	7,398,549
$58,285,003

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(9)	Revolving Line of Credit, Recourse

The LLC, along with ICON Income Fund Eight B, L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC, (“Fund Nine”), Fund Ten and Fund Eleven (entities sponsored and organized by the Manager) (collectively, the “Borrowers”) are parties to a Commercial Loan Agreement (the “Loan Agreement”) with California Bank & Trust (the “Lender”). The Loan Agreement originally provided for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

The Facility was originally set to expire on September 30, 2008 and established (i) the interest rate for advances under the Facility at the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at which United States dollar deposits can be acquired by the Lender at London Interbank Eurocurrency Market Rate plus 2.5%. The interest rate at June 30, 2008 was 5.0%.

On May 1, 2008, the Borrowers entered into a Loan Modification Agreement. The agreement increased the revolving line of credit up to $30,000,000 and extended the expiration date to April 30, 2010. The Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but the Lender has no obligation to extend. The quarterly unused commitment fee of 0.5% was reduced to 0.25% on unused commitments under the Facility.

The Borrowers were in compliance with the covenants under the Loan Agreement at June 30, 2008.

Aggregate borrowings by all Borrowers under the Facility amounted to $1,255,000 at June 30, 2008, all of which was borrowed by Fund Eight B.

(10)	Transactions with Related Parties

The LLC has entered into certain agreements with its Manager and ICON Securities, whereby the LLC pays certain fees and reimbursements to these parties.  The Manager is entitled to receive an organizational and offering expense allowance of 3.5% of capital raised up to $50,000,000, 2.5% of capital raised between $50,000,001 and $100,000,000, 1.5% of capital raised between $100,000,001 and $200,000,000, 1.0% of capital raised between $200,000,001 and $250,000,000 and 0.5% of capital raised over $250,000,000.  ICON Securities is entitled to receive a 2% underwriting fee from the gross proceeds from sales of Shares to Additional Members.

In accordance with the terms of the LLC Agreement, the LLC will pay the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the LLC or through its joint ventures, and (ii) acquisition fees, through the end of the operating period, of 3% of the gross value of the LLC’s acquisition transactions.  In addition, the Manager will be reimbursed for administrative expenses incurred in connection with the LLC’s operations.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(10)	Transactions with Related Parties - continued

The Manager performs certain services relating to the management of the LLC’s equipment leasing activities.  Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaising with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

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

The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds.  The LLC paid distributions to the Manager of $59,069 for the six months ended June 30, 2008. The Manager’s interest in the LLC’s net income (loss) for the three months ended June 30, 2008 and 2007 was $14,158 and $(2,009), respectively. The Manager’s interest in the LLC’s net income (loss) for the six months ended June 30, 2008 and 2007 was $21,446 and $(2,009), respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the three and six months ended June 30, 2008 and 2007 were as follows (unaudited):

			Three Months Ended		Six Months Ended
Entity	Capacity	Description	2008	2007	2008	2007
ICON Capital Corp.	Manager	Organizational and
		offering expenses (1)	$670,919	$583,804	$1,358,767	$583,804
ICON Securities Corp.	Managing broker-dealer	Underwriting fees (1)	$865,710	$333,496	$1,678,369	$333,496
ICON Capital Corp.	Manager	Acquisition fees (2)	$682,486	$210,236	$2,740,654	$210,236
ICON Capital Corp.	Manager	Administrative expense
		reimbursements (3)	$741,180	$191,327	$1,431,999	$191,327
ICON Capital Corp.	Manager	Management fees (3)	$372,010	$-	$559,147	$-

(1) Amount charged directly to members' equity.
(2) Amount capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(3) Amount charged directly to operations.

At June 30, 2008, the LLC had a payable due to its Manager and certain of its Manager’s affiliates of $765,008.  The Manager was due $697,464, which is comprised of $442,490 of administrative expense reimbursements, $204,291 of acquisition fees and $50,683 of organizational and offering expenses.  ICON Securities was due $67,544 for underwriting fees.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(11)	Commitments and Contingencies and Off Balance Sheet Risk

On September 28, 2007 and December 10, 2007, the LLC completed the acquisitions of and simultaneously leased back substantially all of the machining and metal working equipment of LC Manufacturing and Crow. Simultaneously with the closing of the transactions with LC Manufacturing and Crow, the Participating Funds completed similar acquisitions with seven other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective leases (including those of LC Manufacturing and Crow) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds has also entered into a credit support agreement with the LLC, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds proportionately based on the amount of capital invested.  The term of each credit support agreement matches that of the lease agreements.  No amounts were accrued at June 30, 2008 and management cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

The LLC and Fund Eleven, through its joint venture ICON Pliant, entered into a contract with Pliant to acquire manufacturing equipment for an aggregate purchase price of $12,115,000. Pursuant to the terms of the contract, the LLC and Fund Eleven purchased and simultaneously leased back the equipment on July 16, 2008.

(12)	Concentrations

For the three and six months ended June 30, 2008, the LLC had three lessees that accounted for approximately 59.1% and 69.4% of total rental and finance income, respectively.

For the three and six months ended June 30, 2007, the LLC had one lessee that accounted for 100% of total rental income.

At June 30, 2008, the LLC had five lessees that accounted for approximately 58.4% of total assets and three non-recourse long-term obligations that accounted for approximately 96.7% of the total liabilities.

At December 31, 2007, the LLC had three lessees that accounted for approximately 71% of total assets and one non-recourse long-term obligation that accounted for approximately 98% of the total liabilities.

(13)	Subsequent Event

On July 27, 2008, Solyndra repaid in full the outstanding note receivable and the entire facility was terminated. The LLC received approximately $4,437,000 in connection with the repayment, which consisted of principal and interest receivable as of such date. As a result of the repayment, the LLC will record an insignificant loss in the third quarter of 2008. The repayment does not affect the warrants held by the LLC, and the LLC retains its rights thereunder.

Item 2.   Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position.  This discussion should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, Part II, Item 1A. Risk Factors and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON Leasing Fund Twelve, LLC and its consolidated subsidiaries.

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expects,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

We operate as an equipment leasing program formed on October 3, 2006.  We began active operations on May 25, 2007.  We primarily engage in the business of purchasing equipment and leasing it to third-party end users, equipment financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to leased equipment at lease expiration. Some of our equipment leases will be acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases. For our other equipment leases, we finance the majority of the purchase price through borrowings from third parties. We refer to these leases as “growth” leases. These growth leases generate little or no current cash flow because substantially all rental payments received from the lessee is used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price.

With the proceeds from membership interests sold, we intend to invest in equipment subject to leases and in residual ownership rights in leased equipment and establish a cash reserve.  After the net offering proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not needed for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called "reinvestment." We anticipate purchasing equipment from time to time for the next five years. This time frame is called the "operating period" and may be extended, at the sole discretion of our Manager, for up to an additional three years.  After the operating period, we will then sell our assets in the ordinary course of business during a time frame called the "liquidation period."

We are currently in our offering period.  The minimum offering of $1,200,000 was achieved on May 25, 2007 (the “Commencement of Operations”). For the three and six months ended June 30, 2008, we have raised total equity of $44,727,914 and $86,364,632, respectively.  From our Commencement of Operations through June 30, 2008, we have raised total equity of $180,034,927.  Investors from the Commonwealth of Pennsylvania could not be admitted until we raised total equity of $20,000,000.  The $20,000,000 minimum offering for Pennsylvania was achieved on July 13, 2007.  With the net proceeds from our offering, we anticipate acquiring both income leases and growth leases.  As our leases expire, we may sell the equipment and reinvest the proceeds in additional equipment subject to leases or re-lease the equipment.  We anticipate incurring both gains and losses on the sales of equipment during our operating period. Additionally, we expect to see rental income and finance income increase, as well as related expenses such as depreciation and amortization expense and interest expense.  We anticipate that the fees we pay our Manager to operate and manage our business portfolio will increase during this period as our Manager will be spending a greater portion of its time managing our portfolio.

Lease and Other Significant Transactions

At June 30, 2008, our portfolio, which we hold either directly or through joint investments with affiliates, consisted primarily of the following equipment subject to lease:

Telecommunications Equipment

•
In 2007, we, through our wholly-owned subsidiary ICON Global Crossing IV, LLC (“ICON Global Crossing IV”), purchased telecommunications equipment for approximately $21,294,000. This equipment is subject to a lease with Global Crossing Telecommunications Inc (“Global Crossing”).  The base lease terms are 48 months and commenced on December 1, 2007. We paid acquisition fees to our Manager of approximately $639,000 relating to this transaction.

•
On March 11, 2008, ICON Global Crossing IV purchased additional telecommunications equipment for approximately $5,939,000. The telecommunications equipment is also subject to a lease with Global Crossing.  The base lease term is 36 months and commenced on April 1, 2008.  We paid an acquisition fee to our Manager of approximately $178,000 relating to this transaction.

Shipping

•
On July 24, 2007, we acquired a 51% interest in the Mayon Spirit (“Mayon”), a product tanker, which is subject to a bareboat charter with an affiliate of the Teekay Corporation (“Teekay”) that expires in July 2011.  We paid approximately $7,856,000 for the 51% interest along with approximately $681,000 for transaction-related costs.

•
On April 24, 2008, we acquired two 1,500 TEU containership vessels of the Vroon Group B.V. (“Vroon”) through our wholly-owned subsidiaries ICON Arabian Express, LLC (“ICON Arabian”) and ICON Aegean Express, LLC (“ICON Aegean”), for a total purchase price of $51,000,000. We have a 72 month bareboat charter with a subsidiary of Vroon that will make monthly charter hire payments. We paid approximately $2,082,000 in transaction-related costs, including $1,530,000 in acquisition fees paid to our Manager.

Manufacturing Equipment

•
On September 28, 2007, we acquired substantially all of the machining and metal working equipment of LC Manufacturing LLC (“LC Manufacturing”) for a purchase price of $14,890,000.  The base lease term is 60 months and commenced on January 1, 2008. We paid an acquisition fee to our Manager of approximately $447,000 relating to this transaction.

•
On December 10, 2007, we acquired substantially all of the machining and metal working equipment of MW Crow, Inc. (“Crow”) for a purchase price of $4,100,000.  The base lease term is 60 months and commenced on January 1, 2008. We paid an acquisition fee to our Manager of approximately $123,000 relating to this transaction.

•
On March 3, 2008, we, through our wholly-owned subsidiary ICON French Equipment II, LLC (“ICON French Equipment II”), purchased auto parts manufacturing equipment from Sealynx Automotive Transieres SAS (“Sealynx”) and simultaneously leased back the equipment to Sealynx.  We paid approximately $11,626,000 (€7,638,400) for the equipment.  The base lease term is 60 months, commenced on March 3, 2008, and will be paid in advance quarterly installments.  We paid an acquisition fee to our Manager of approximately $350,000 (€229,152) relating to this transaction.

•
On December 28, 2007, we acquired a 55% interest in ICON EAR, LLC (“ICON EAR”). ICON EAR completed the transaction and simultaneously leased back semiconductor manufacturing equipment from Equipment Acquisition Resources, Inc. (“EAR”) for a total purchase price of $6,935,000. We also paid acquisition fees of approximately $114,000 to our Manager. During June 2008, we acquired additional semiconductor manufacturing equipment from EAR for  a total purchase price of $8,794,500. We incurred acquisition fees to our Manager of approximately $145,000. The base lease terms are 60 months and commenced on July 1, 2008.

•
On June 30, 2008, we and ICON Leasing Fund Eleven, LLC (“Fund Eleven”) entered into an agreement with Pliant Corporation (“Pliant”) to acquire manufacturing equipment for an aggregate purchase price of $12,115,000. We and Fund Eleven have ownership interests of 45% and 55% in ICON Pliant, LLC (“ICON Pliant”), respectively. Total acquisition fees accrued at June 30, 2008 was $363,000, of which our portion was approximately $164,000.

Coal- Mining Equipment

•
On May 5, 2008, we, through our wholly-owned subsidiary ICON Magnum, LLC (“ICON Magnum”), acquired title to a Bucyrus Erie model 1570 Dragline (the “Dragline”) for the purchase price of $12,460,807. The Dragline is being leased to Magnum Coal Company and its subsidiaries. The base lease term is 60 months and commenced on June 1, 2008.

Financing Facility

•
On August 13, 2007, we completed a participation investment in an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately-held manufacturer of solar panels for the building of a new production facility.  The financing facility was set to mature on June 30, 2013 and was secured by the equipment as well as all other assets of Solyndra.  The equipment was comprised of two fully-automated manufacturing lines that combine glass tubes and thin film semiconductors to produce solar panels.  Included as part of the consideration in the acquisition were warrants to purchase 40,290 shares of Solyndra common stock at an exercise price of $4.96.  The warrants are set to expire on April 6, 2014.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings, as we did not elect to fair value any of our financial instruments under the provisions of SFAS No. 159.

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

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and, therefore, we will be required to provide such disclosures beginning with the interim period ended March 31, 2009.

Results of Operations for the Three Months Ended June 30, 2008 (the “2008 Quarter”) and 2007 (the “2007 Quarter”)

Revenue for the 2008 Quarter and 2007 Quarter are summarized as follows:

	Three Months Ended June 30,
	2008	2007	Change
Rental income	$5,345,686	$7,503	$5,338,183
Finance income	1,052,969	-	1,052,969
Interest and other income	329,610	13,755	315,855
Other financial gain	197,695	-	197,695

Total revenue	$6,925,960	$21,258	$6,904,702

Total revenue for the 2008 Quarter increased $6,904,702 as compared to the 2007 Quarter. The increase in rental income was primarily due to the addition of (i) our bareboat charters with an affiliate of Teekay in July 2007 and a subsidiary of Vroon in April 2008 that resulted in increases of approximately $1,552,000 and $1,252,000, respectively, (ii) our leases with LC Manufacturing in September 2007 and Crow in December 2007 that resulted in an increase of approximately $1,143,000, (iii) our lease with Global Crossing in March 2008 that resulted in a net increase of approximately $518,000, (iv) our leases for ICON EAR that resulted in an increase of approximately $495,000 and (v) our lease for ICON Magnum in May 2008 that resulted in an increase of approximately $379,000.  The increase in finance income was from the acquisition of our finance leases with Global Crossing and Sealynx. The increase in interest and other income was primarily due to interest received from a larger cash balance in our money market account. The increase in other financial gain was from our interest rate swaps for ICON Aegean and ICON Arabian and our foreign exchange forward contracts for ICON French Equipment II.

Expenses for the 2008 Quarter and 2007 Quarter are summarized as follows:

	Three Months Ended June 30,
	2008	2007	Change
Management fees - Manager	$372,010	$-	$372,010
Administrative expense reimbursements - Manager	741,180	191,327	549,853
General and administrative	491,507	22,945	468,562
Interest	644,751	-	644,751
Depreciation and amortization	2,925,719	7,841	2,917,878

Total expenses	$5,175,167	$222,113	$4,953,054

Total expenses for the 2008 Quarter increased $4,953,054 as compared to the 2007 Quarter. The increase in total expenses was primarily from the increase in depreciation and amortization, which was due to the addition of numerous leases that occurred after the 2007 Quarter that resulted in increases of (i) approximately $691,000 for ICON Mayon, (ii) approximately $683,000 for LC Manufacturing and Crow, (iii) approximately $640,000 for ICON Aegean and ICON Arabian, (iv) approximately $447,000 for ICON Global Crossing IV, (v) approximately $317,000 for ICON EAR, (vi) approximately $114,000 for ICON Magnum and (vii) approximately $33,000 for ICON French Equipment II. The increases in both administrative expense reimbursements – Manager and management fees – Manager were due to the additional leases acquired since the 2007 Quarter, which resulted in higher fees paid to our Manager. The increase in interest expense was due to the interest incurred on the monthly payments for the non-recourse long-term debt held by ICON Mayon, ICON Aegean and ICON Arabian.  The increase in general and administrative expenses was primarily due to the increased professional fees incurred during the 2008 Quarter.

Minority Interest

Minority interest for the 2008 Quarter of $334,977 was due to the minority ownerships that ICON Income Fund Ten, LLC (“Fund Ten”) and Fund Eleven have in ICON Mayon and ICON EAR, respectively.

Net Income (Loss)

As a result of the foregoing factors, the net income (loss) for the 2008 Quarter and 2007 Quarter was $1,415,816 and $(200,855), respectively.  The net income (loss) per weighted average number of additional member share for the 2008 Quarter and 2007 Quarter was $8.89 and $(23.59), respectively.

Results of Operations for the Six Months Ended June 30, 2008 (the “2008 Period”) and 2007 (the “2007 Period”)

Revenue for the 2008 Period and 2007 Period are summarized as follows:

	Six Months Ended June 30,
	2008	2007	Change
Rental income	$8,553,234	$7,503	$8,545,731
Finance income	1,803,890	-	1,803,890
Interest and other income	618,594	13,755	604,839
Other financial gain	197,872	-	197,872

Total revenue	$11,173,590	$21,258	$11,152,332

Total revenue for the 2008 Period increased $11,152,332 from the 2007 Period. The increase in rental income was primarily due to the addition of (i) our bareboat charters with an affiliate of Teekay in July 2007 and a subsidiary of Vroon in April 2008 that resulted in increases of approximately $3,103,000 and $1,252,000, respectively, (ii) our leases with LC Manufacturing in September 2007 and Crow in December 2007 that resulted in an increase of approximately $2,285,000, (iii) our leases for ICON EAR that resulted in an increase of approximately $889,000, (iv) our lease with Global Crossing in March 2008 that resulted in a net increase of approximately $637,000 and (v) our lease for ICON Magnum in May 2008 that resulted in an increase of approximately $379,000.  The increase in finance income was from the acquisition of our finance leases with Global Crossing and Sealynx. The increase in interest and other income was primarily due to the interest received from a larger cash balance in our money market account and interest income received on our financing facility with Solyndra. The increase in other financial gain was from our interest rate swaps for ICON Aegean and ICON Arabian and our foreign exchange forward contracts for ICON French Equipment II.

Expenses for the 2008 Period and 2007 Period are summarized as follows:

	Six Months Ended June 30,
	2008	2007	Change

Management fees - Manager	$559,147	$-	$559,147
Administrative expense reimbursements - Manager	1,431,999	191,327	1,240,672
General and administrative	725,898	22,945	702,953
Interest	929,709	-	929,709
Depreciation and amortization	4,671,927	7,841	4,664,086

Total expenses	$8,318,680	$222,113	$8,096,567

Total expenses for the 2008 Period increased $8,096,567 as compared to the 2007 Period. The increase in total expenses was primarily from the increase in depreciation and amortization, which was due to the addition of numerous leases that occurred after the 2007 Period that resulted in increases of (i) approximately $1,366,000 for LC Manufacturing and Crow, (ii) approximately $1,364,000 for ICON Mayon, (iii) approximately $640,000 for ICON Aegean and ICON Arabian, (iv) approximately $572,000 for ICON Global Crossing IV, (v) approximately $566,000 for ICON EAR, (vi) approximately $114,000 for ICON Magnum and (vii) approximately $42,000 for ICON French Equipment II. The increases in both administrative expense reimbursements – Manager and management fees – Manager were due to the additional leases acquired since the 2007 Period, which resulted in higher fees paid to our Manager. The increase in interest expense was due to the interest incurred on the monthly payments for the non-recourse long-term debt held by ICON Mayon, ICON Aegean and ICON Arabian. The increase in general and administrative expenses was primarily due to the increased professional fees paid during the 2008 Period as a result of the acquisition of new leases.

Minority Interest

Minority interest for the 2008 Period was $710,271 due to the minority ownerships that Fund Ten and Fund Eleven have in ICON Mayon and ICON EAR, respectively.

Net Income (Loss)

As a result of the foregoing factors, the net income (loss) for the 2008 Period and 2007 Period was $2,144,639 and $(200,855), respectively.  The net income (loss) per weighted average number of additional member share for the 2008 Period and 2007 Period was $15.59 and $(23.59), respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2008 compared to December 31, 2007.

Total Assets

Total assets increased $113,715,646 from $114,242,189 at December 31, 2007 to $227,957,835 at June 30, 2008. The increase was primarily due to the proceeds received from our equity raise and the assets acquired from seven new leases, net of financing obtained, that were initiated during the 2008 Period.

Current Assets

Current assets increased $29,193,266 from $26,319,189 at December 31, 2007 to $55,512,455 at June 30, 2008. The increase was primarily due to the proceeds received from our equity raise.

Total Liabilities

Total liabilities increased $36,211,254 from $24,089,822 at December 31, 2007 to $60,301,076 at June 30, 2008. The increase was primarily due to the non-recourse long-term debt incurred in connection with the ICON Aegean and ICON Arabian transactions during the 2008 Period.

Current Liabilities

Current liabilities increased $5,292,421 from $6,523,053 at December 31, 2007 to $11,815,474 at June 30, 2008. The increase was primarily due to the non-recourse long-term debt incurred in connection with the ICON Aegean and ICON Arabian transactions during the 2008 Period.

Total Members’ Equity

Total members’ equity increased $73,058,670 from $79,289,609 at December 31, 2007 to $152,348,279 at June 30, 2008. The increase was primarily due to our equity raise, which was partially offset by the organizational and offering fees, sales commissions to third parties and underwriting fees paid to ICON Securities Corp. (“ICON Securities”), an entity owned by our Manager. Contributing to the increase in total members’ equity was the net income of $2,144,639 for the 2008 Period. The increase in total members’ equity was offset by the $5,897,582 of cash distributions paid to our members.

Liquidity and Capital Resources

Sources and Uses of Cash

At June 30, 2008 and December 31, 2007, we had cash and cash equivalents of $49,105,719 and $22,154,903, respectively.  We will establish working capital reserves of approximately 0.5% of the gross offering proceeds from the sale of our shares of limited liability company membership interests (the “Shares”). We are offering our Shares on a “best efforts” basis with the current intention of raising up to $410,800,000.  We will use the net proceeds of the offering to purchase various types of equipment. The leases will generally be with lessees that our Manager determines are creditworthy and are located in North America, Europe and other developed markets, including those in Asia, South America and elsewhere.

The majority of our investments will be the purchase of equipment that will be subject to lease.  From this type of investment, we will be legally entitled to receive rental payments from leasing the equipment and, as owner of the equipment, may sell or re-lease it at lease expiration.  We will purchase equipment subject to lease either directly or through subsidiary entities.  We may, in some cases, jointly purchase equipment with other businesses our Manager sponsors and manages or with unaffiliated third parties.  In such cases, we may co-own a joint venture with other parties.

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

Operating Activities

Sources of Cash

Sources of cash from operating activities increased $6,510,397 from $24,203 in the 2007 Period to $6,534,600 in the 2008 Period.  The increase was primarily due to the collection of principal payments of $4,719,024 from our finance leases with Global Crossing and Sealynx during the 2008 Period.

Investing Activities

Uses of Cash

Uses of cash from investing activities increased $85,540,315 from $7,322,307 in the 2007 Period to $92,862,622 in the 2008 Period.

Our primary use of cash in investing activities in the 2008 Period was the purchase of the telecommunications equipment totaling approximately $6,117,000, auto parts manufacturing equipment for approximately $12,068,000, semiconductor manufacturing equipment totaling approximately $9,058,000, the Dragline for approximately $12,835,000 and two containership vessels totaling approximately $52,620,000. Our use of cash in investing activities in the 2007 Period was the purchase of the telecommunications equipment totaling $7,322,307.

Financing Activities

Sources of Cash

Since the Commencement of Operations, we have been paying sales commissions to third parties and various fees to our Manager and ICON Securities. These sales commissions and fees paid to our Manager and ICON Securities are recorded as a reduction of our equity.

Source of cash from financing activities increased $104,809,159 from $14,580,750 in the 2007 Period to $119,389,909 in the 2008 Period.

During the 2008 Period, we sold 86,645 Shares, representing $86,364,632 of capital contributions. We paid or accrued $6,713,478 of sales commissions to third parties, $1,358,767 of organizational and offering expenses to our Manager, and $1,678,369 of underwriting fees to ICON Securities. In addition, we received proceeds of $38,699,640 for non-recourse long-term debt incurred in connection with the ICON Aegean and ICON Arabian transactions. We also received $4,076,251 of cash contributions from Fund Eleven in connection with the ICON EAR transactions that occurred during the 2008 Period.

The proceeds from our equity raise were lower for the 2007 Period as compared to the 2008 Period because we did not commence our operations until May 25, 2007.

Uses of Cash

Uses of cash from financing activities increased $6,105,264 from $6,185 in the 2007 Period to $6,111,449 in the 2008 Period.  The increase was primarily due to the distributions paid to our members of $5,897,582 during the 2008 Period.

Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse long-term debt at June 30, 2008 and December 31, 2007 of $58,285,003 and $22,480,270, respectively.  All of our non-recourse long-term debt consisted of debt in which the lender has a security interest in an asset. In addition to the security interest, the lender has an assignment of the rental payments under certain leases.  In such cases, the lender is being paid directly by the lessees.

Revolving Line of Credit, Recourse

We, along with ICON Income Fund Eight B, L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC (“Fund Nine”), Fund Ten and Fund Eleven (entities sponsored and organized by our Manager)   (collectively, the “Borrowers”) are parties to a Commercial Loan Agreement (the “Loan Agreement”) with California Bank & Trust (the “Lender”). The Loan Agreement originally provided for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

The Facility was originally set to expire on September 30, 2008 and established (i) the interest rate for advances under the Facility at the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at which United States dollar deposits can be acquired by the Lender at the London Interbank Eurocurrency Market Rate plus 2.5%. The interest rate at June 30, 2008 was 5.0%.

On May 1, 2008, the Borrowers entered into a Loan Modification Agreement. The agreement increased the revolving line of credit up to $30,000,000 and extended the expiration date to April 30, 2010. The Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but the Lender has no obligation to extend. The quarterly unused commitment fee of 0.5% was reduced to 0.25% on unused commitments under the Facility.

The Borrowers were in compliance with the covenants under the Loan Agreement at June 30, 2008.

Aggregate borrowings by all Borrowers under the Facility amounted to $1,255,000 at June 30, 2008, all of which was borrowed by Fund Eight B.

Distributions

We pay monthly distributions to our members starting with the first month after the Additional Members’ admission and continue to pay such distributions until the termination of the operating period.  We paid distributions to our Additional Members and to our Manager of $5,838,513 and $59,069, respectively, in the 2008 Period.

Contractual Obligations and Commitments

At June 30, 2008 and December 31, 2007, we had non-recourse long-term debt obligations. The lender has security interests in the equipment relating to the non-recourse long-term debt instruments and assignments of the rental payments under the leases associated with the equipment. In such cases, the lender is being paid directly by the lessees.  If the lessees were to default on the non-recourse long-term debt the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.  At June 30, 2008 and December 31, 2007, our outstanding non-recourse long-term obligations were $58,285,003 and $22,480,270, respectively.  We are a party to the Facility, as discussed in the financing and borrowings section above. We had no borrowings outstanding under the Facility at June 30, 2008.

On September 28, 2007 and December 10, 2007, we completed the acquisitions of, and simultaneously leased back all, of the machining and metal working equipment of LC Manufacturing and Crow, wholly-owned subsidiaries of MWU.  Simultaneously with the closing of the transactions with LC Manufacturing and Crow, the Participating Funds completed similar acquisitions with seven other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective lease (including those of LC Manufacturing and Crow) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds has also entered into a credit support agreement with us, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds proportionately based on the amount of capital invested.  The term of each credit support agreement matches that of each lease agreement.  No amounts were accrued at June 30, 2008 and management cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

On June 30, 2008, we and Fund Eleven, through our joint venture ICON Pliant, entered into a contract with Pliant to acquire manufacturing equipment for an aggregate purchase price of $12,115,000. Pursuant to the terms of the contract, we and Fund Eleven purchased and simultaneously leased back the equipment on July 16, 2008.

      Subsequent Event

On July 27, 2008, Solyndra repaid in full the outstanding note receivable and the entire facility was terminated. The LLC received approximately $4,437,000 in connection with the repayment, which consisted of principal and interest receivable as of such date. As a result of the repayment, the LLC will record an insignificant loss in the third quarter of 2008.  The repayment does not affect the warrants held by the LLC, and the LLC retains its rights thereunder.

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

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2008, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

From the period from May 25, 2007 (Commencement of Operations) through December 31, 2007 we have raised $93,670,295 of capital contributions. We have paid or accrued sales commissions to unrelated third parties of $7,396,652, underwriting commissions to ICON Securities Corp. (“ICON Securities”), an affiliate of our Manager, of $1,849,163 and organizational and offering fees to our Manager of $2,841,757.

During the six months ended June 30, 2008, we have raised $86,364,632 of capital contributions. We have paid or accrued $6,713,478 of sales commissions to third parties, $1,358,767 of organizational and offering expenses to our Manager, and $1,678,369 of underwriting fees to ICON Securities.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the 2008 Quarter.

Item 5.  Other Information

Not applicable.

Item 6. Exhibits

3.1
Certificate of Formation of ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 filed with the SEC on November 13, 2006 (File No. 333-138661)).

4.1	ICON Leasing Fund Twelve, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit A to Registrant’s Prospectus filed with the SEC on May 8, 2007 (File No. 333-138661)).

10.1
Commercial Loan Agreement, dated as of August 31, 2005 between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 25, 2007).

10.2
Loan Modification Agreement, dated as of December 26, 2006 between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated June 25, 2007).

10.3
Loan Modification Agreement dated as of June 20, 2007 between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated June 25, 2007).

10.4
Loan Modification Agreement dated as of May 1, 2008 between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q dated May 15, 2008).

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
Manager of the Registrant

August 1, 2008

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

 August 1, 2008

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

 August 1, 2008

/s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Accounting and Financial Officer)

32