Form 10-Q
period 2008-09-30
ICON Leasing Fund Twelve, LLC
filed 2008-11-04
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	September 30, 2008

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission_File_Number_	000-53189

ICON Leasing Fund Twelve, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5651009
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

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

Number of outstanding limited liability company shares of the registrant on November 1, 2008 is 244,274.

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Balance Sheets

Assets

	September 30,
	2008	December 31,
	(unaudited)	2007
Current assets
Cash and cash equivalents	$87,468,334	$22,154,903
Current portion of net investment in finance leases	5,998,673	4,011,408
Prepaid acquisition fees	2,475,000	23,933
Other current assets	417,387	128,945

Total current assets	96,359,394	26,319,189

Non-current assets
Net investment in finance leases, less current portion	22,698,241	17,610,522
Leased equipment at cost (less accumulated depreciation of
$9,778,936 and $1,823,881, respectively)	138,559,644	65,809,766
Note receivable on financing facility, net	-	4,087,568
Investment in joint venture	5,779,066	-
Derivative instrument	113,894	-
Other non-current assets, net	738,316	415,144

Total non-current assets	167,889,161	87,923,000

Total Assets	$264,248,555	$114,242,189

Liabilities and Members' Equity
Current liabilities
Current portion of non-recourse long-term debt	$9,944,946	$4,913,501
Derivative instruments	914,266	686,176
Deferred revenue	21,535	541,830
Due to Manager and affiliates	434,378	246,926
Accrued expenses and other current liabilities	771,489	134,620

Total current liabilities	12,086,614	6,523,053

Non-current liabilities
Non-recourse long-term debt, net of current portion	45,920,073	17,566,769

Total Liabilities	58,006,687	24,089,822

Minority Interest	15,317,028	10,862,758

Commitments and contingencies (Note 11)

Members' Equity
Manager	(81,591)	(18,392)
Additional Members	192,207,529	79,657,951
Accumulated other comprehensive loss	(1,201,098)	(349,950)

Total Members' Equity	190,924,840	79,289,609

Total Liabilities and Members' Equity	$264,248,555	$114,242,189

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue:
Rental income	$6,407,949	$1,192,828	$14,961,183	$1,200,331
Finance income	994,347	241,991	2,798,237	241,991
Income from investment in joint venture	163,331	-	163,331	-
Interest and other income	368,694	132,082	987,288	145,837
Gains on financial instruments	16,924	-	214,796	-

Total revenue	7,951,245	1,566,901	19,124,835	1,588,159
Expenses:
Management fees - Manager	392,159	40,619	951,306	40,619
Administrative expense reimbursements - Manager	615,161	548,229	2,047,160	739,556
General and administrative	122,926	173,177	848,824	196,122
Interest	880,638	303,743	1,810,347	303,743
Depreciation and amortization	3,484,995	555,582	8,156,922	563,423

Total expenses	5,495,879	1,621,350	13,814,559	1,843,463

Income (loss) before minority interest	2,455,366	(54,449)	5,310,276	(255,304)

Minority interest	(429,116)	(183,832)	(1,139,387)	(183,832)

Net income (loss)	$2,026,250	$(238,281)	$4,170,889	$(439,136)

Net income (loss) allocable to:
Additional Members	$2,005,987	$(235,898)	$4,129,180	$(434,744)
Manager	20,263	(2,383)	41,709	(4,392)

	$2,026,250	$(238,281)	$4,170,889	$(439,136)

Weighted average number of additional
member shares outstanding	203,998	35,878	158,358	28,005

Net income (loss) per weighted average
additional member share outstanding	$9.83	$(6.58)	$26.07	$(15.52)

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Changes in Members' Equity

				Accumulated
	Additional			Other
	Member	Additional		Comprehensive	Total Members'
	Shares	Members	Manager	Loss	Equity
Balance, December 31, 2007	93,805	$79,657,951	$(18,392)	$(349,950)	$79,289,609
Net income		721,535	7,288	-	728,823
Change in valuation of
interest rate swap contract				(244,378)	(244,378)
Currency translation adjustment				427,262	427,262
Total comprehensive income					911,707
Proceeds from issuance of
additional members shares	41,757	41,636,704			41,636,704
Sales and offering expenses		(4,749,545)			(4,749,545)
Cash distributions to members	-	(2,403,838)	(24,281)	-	(2,428,119)

Period ended March 31, 2008 (unaudited)	135,562	$114,862,807	$(35,385)	$(167,066)	$114,660,356
Net income		1,401,658	14,158		1,415,816
Change in valuation of
interest rate swap contracts				10,299	10,299
Currency translation adjustment				4,412	4,412
Total comprehensive income					1,430,527
Proceeds from issuance of
additional members shares	44,888	44,727,928			44,727,928
Sales and offering expenses		(5,001,069)			(5,001,069)
Cash distributions to members	-	(3,434,675)	(34,788)	-	(3,469,463)

Period ended June 30, 2008 (unaudited)	180,450	$152,556,649	$(56,015)	$(152,355)	$152,348,279
Net income		2,005,987	20,263		2,026,250
Change in valuation of
derivative instruments				(132,994)	(132,994)
Currency translation adjustment				(915,749)	(915,749)
Total comprehensive income					977,507
Proceeds from issuance of
additional members shares	47,498	47,294,358			47,294,358
Sales and offering expenses		(5,111,388)			(5,111,388)
Cash distributions to members	-	(4,538,077)	(45,839)	-	(4,583,916)

Period ended September 30, 2008 (unaudited)	227,948	$192,207,529	$(81,591)	$(1,201,098)	$190,924,840

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$4,170,889	$(439,136)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Rental income paid directly to lenders by lessees	(6,953,850)	(1,170,468)
Finance income	(2,798,237)	(241,991)
Income from investment in joint venture	(163,331)	-
Depreciation and amortization	8,156,922	563,423
Interest expense on non-recourse financing paid directly
to lenders by lessees	1,760,062	164,555
Interest expense from amortization of debt financing costs	50,285	-
Other income	18,375	-
Minority interest	1,139,387	183,832
Gains on financial instruments	(214,796)	-
Changes in operating assets and liabilities:
Collection of finance leases	7,008,164	276,122
Other assets, net	(763,647)	45,295
Prepaid acquisition fees	(2,451,067)	-
Accrued expenses and other liabilities	577,348	221,616
Deferred revenue	(520,295)	-
Due from/to Manager and affiliates	118,215	536,351
Distributions to/from joint ventures and minority interest	(288,483)	-

Net cash provided by operating activities	8,845,941	139,599

Cash flows from investing activities:
Purchase of equipment	(53,998,160)	(47,496,372)
Investment in joint venture	(5,615,735)	-
Investment in financing facility	(164,822)	(3,475,507)
Repayment of financing facility	4,367,055	-

Net cash used in investing activities	(55,411,662)	(50,971,879)

Cash flows from financing activities:
Proceeds from revolving line of credit	-	5,000,000
Issuance of additional member shares, net of sales and offering expenses paid	118,796,988	48,076,545
Minority interest contribution in joint venture, net	4,076,251	7,548,105
Distributions to minority interest holder in joint venture	(512,080)	-
Cash distributions to members	(10,481,498)	(564,062)

Net cash provided by financing activities	111,879,661	60,060,588

Effects of exchange rates on cash and cash equivalents	(509)	-

Net increase in cash and cash equivalents	65,313,431	9,228,308

Cash and cash equivalents, beginning of the period	22,154,903	2,000

Cash and cash equivalents, end of the period	$87,468,334	$9,230,308

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Twelve LLC
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2008	2007

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt
paid directly to lenders by lessees	$6,953,850	$1,173,000

Equipment purchased with non-recourse long-term debt paid directly by lender	$38,699,640	$24,938,433

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
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

The LLC accounts for its noncontrolling interests in joint ventures where the LLC has influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting. In such cases, the LLC’s original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.  The LLC accounts for investments in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, the LLC’s original investments are recorded at cost and any distributions received are recorded as revenue.  All of the LLC’s investments in joint ventures are subject to its impairment review policies.

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

The LLC was formed on October 3, 2006 as a Delaware limited liability company.  The LLC’s initial closing date was May 25, 2007 (the “Commencement of Operations”), the date at which the LLC raised $1,200,000. The LLC is engaged in one business segment, the business of purchasing equipment and leasing it to third-party end users, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to leased equipment at lease expiration.  The LLC will continue until December 31, 2026, unless terminated sooner.

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
September 30, 2008
(unaudited)

(2)	Organization - continued

The LLC is currently in its offering period, which commenced on May 7, 2007 and is anticipated to end in May 2009. The LLC is in the process of raising capital and acquiring assets. When the offering period ends, the LLC will enter its operating period. The initial capitalization of the LLC was $2,000, which consisted of $1,000 from the Manager and $1,000 contributed from an officer of the Manager for a single additional member share. The LLC is offering shares of limited liability company membership interests (the “Shares”) on a “best efforts” basis with the current intention of raising up to $410,800,000 of capital, consisting of 400,000 Shares at a purchase price of $1,000 and an additional 12,000 Shares that have been reserved for the LLC’s Distribution Reinvestment Plan.  The Distribution Reinvestment Plan allows investors to purchase additional Shares with distributions received from the LLC and certain other funds managed by the Manager at a discounted share price of $900.  As of September 30, 2008, approximately 6,189 Shares have been issued in connection with the LLC’s Distribution Reinvestment Plan.  Upon raising the minimum of $1,200,000, additional members were admitted. Additional members represent all members other than the Manager.

During the nine months ended September 30, 2008, the LLC sold 134,143 additional Shares, representing $133,658,990 of capital contributions and admitted 3,019 additional members. The LLC has paid or accrued $10,344,373 of sales commissions to third parties, $1,931,536 of organizational and offering expenses to the Manager, and $2,586,093 of underwriting fees to ICON Securities Corp. (“ICON Securities”), an entity owned by the Manager.

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
September 30, 2008
(unaudited)

(3)	Summary of Significant Accounting Policies - continued

Reclassifications

Certain reclassifications have been made to the accompanying condensed consolidated financial statements in prior periods to conform to the current period presentation.

Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2 (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  On February 14, 2008, the FASB issued FSP No. 157-1, which amended SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157.  SFAS No. 157 and FSP 157-2 are effective for the LLC’s financial statements beginning January 1, 2008.  The LLC adopted the provisions of SFAS No. 157 beginning January 1, 2008 for all financial assets and financial liabilities that are recognized at fair value.

Additionally, for all non-financial assets and non-financial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis, the LLC has adopted the provisions of FSP 157-2 and delayed the effective date of SFAS No. 157 until January 1, 2009.  The Manager believes that the impact of partially adopting SFAS No. 157 effective January 1, 2008 is not material to the condensed consolidated financial statements.

SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
•	Level 3: Pricing inputs that are generally unobservable and can not be corroborated by market data.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Manager’s assessment, on the LLC's behalf, of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(3)	Summary of Significant Accounting Policies - continued

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:

Warrants	$-	$80,931	$-	$80,931

Derivative Asset	$-	$113,894	$-	$113,894

Liabilities:

Derivative Liability	$-	$914,266	$-	$914,266

(1) quoted prices in active markets for identical assets or liabilities
(2) observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) no observable pricing inputs in the market

The LLC’s derivative contracts, including interest rate swaps, foreign exchange forwards and warrants, are valued using models based on readily observable market parameters for all substantial terms of the LLC’s derivative contracts and are classified within Level 2.  As permitted by SFAS No. 157, the LLC uses market prices and pricing models for fair value measurements of its derivative instruments.  The fair value of the warrants was recorded in other non-current assets and the derivative assets and liabilities were recorded in derivative instruments.

Foreign Currency Translation

Assets and liabilities having non-United States dollar functional currencies are translated at month-end exchange rates. Contributed capital accounts are translated at the historical rate of exchange when the capital was contributed or distributed. Revenues, expenses and cash flow items are translated at weighted average exchange rates for the period. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss.

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
September 30, 2008
(unaudited)

(3)	Summary of Significant Accounting Policies - continued

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Manager is currently evaluating the impact of SFAS No. 160 on the LLC’s condensed consolidated financial statements.

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

(4)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following at September 30, 2008 and December 31, 2007:

	September 30,
	2008	December 31,
	(unaudited)	2007

Minimum rents receivable	$32,221,128	$24,270,205
Estimated residual values	4,336,777	2,129,432
Initial direct costs, net	887,480	707,589
Unearned income	(8,748,471)	(5,485,296)

Net investments in finance leases	28,696,914	21,621,930

Less: Current portion of net
investment in finance leases	5,998,673	4,011,408
	-	-
Net investment in finance leases,
less current portion	$22,698,241	$17,610,522

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
September 30, 2008
(unaudited)

(4)	Net Investment in Finance Leases - continued

On March 3, 2008, the LLC, through its wholly-owned subsidiary ICON French Equipment II, LLC (“ICON French Equipment II”), purchased auto parts manufacturing equipment from Sealynx Automotive Transieres SAS (“Sealynx”) and simultaneously leased back the equipment to Sealynx.  The purchase price was approximately $11,626,000 (€7,638,400).  The base lease term, which commenced on March 3, 2008, is 60 months and the lease payments are paid in advance quarterly installments. The LLC paid an acquisition fee to the Manager of approximately $350,000 (€229,152) relating to this transaction. As additional security for Sealynx’s obligations under the lease, the LLC was granted a lien on property owned by Sealynx in France, valued at €3,746,400 at the acquisition date, and a guaranty from Sealynx’s parent company, Sealynx Automotive Holding.

On June 19, 2008, the LLC entered into four foreign exchange Euro to USD forward contracts. Each contract had a notional value of €275,000 with a Euro to USD conversion rate ranging from 1.5184 to 1.5368. On September 22, 2008 one of the forward contracts matured and the LLC recognized a gain of approximately $8,000 upon settlement. As of September 30, 2008, the three remaining forward contracts were deemed effective and $116,686 of revaluations were recorded in accumulated other comprehensive income.

Non-cancelable minimum annual amounts due on investment in finance leases over the next five years were as follows at September 30, 2008:

Years Ending December 31,

For October 1 to December 31, 2008	$2,290,245
2009	9,160,980
2010	9,160,980
2011	8,644,592
2012	2,964,331

$32,221,128

(5)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at September 30, 2008 and December 31, 2007:

	September 30,
	2008	December 31,
	(unaudited)	2007
Marine vessels	$93,625,977	$40,930,897
Telecommunications equipment	6,116,887	-
Coal-mining equipment	12,834,631	-
Manufacuring equipment	35,761,085	26,702,750

	148,338,580	67,633,647
Less: Accumulated depreciation	(9,778,936)	(1,823,881)

	$138,559,644	$65,809,766

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(5)	Leased Equipment at Cost - continued

Depreciation expense was $3,411,187 and $521,740 for the three months ended September 30, 2008 and 2007, respectively. Depreciation expense was $7,955,055 and $529,581 for the nine months ended September 30, 2008 and 2007, respectively.

ICON Mayon

On July 24, 2007, the LLC and ICON Income Fund Ten, LLC (“Fund Ten”), an entity also managed by the Manager, formed ICON Mayon, LLC (“ICON Mayon”), with interests of 51% and 49%, respectively. ICON Mayon purchased one Aframax 98,507 DWT product tanker, the Mayon Spirit, from an affiliate of Teekay Corporation (“Teekay”). The purchase price for the Mayon Spirit was $40,250,000. Simultaneously with the closing of the purchase of the Mayon Spirit, the Mayon Spirit was bareboat chartered back to an affiliate of Teekay for a term of 48 months.  The charter commenced on July 24, 2007. The LLC paid approximately $681,000 in transaction-related costs, including approximately $616,000 in the form of an acquisition fee paid to the Manager.

MW Universal

On September 28, 2007, the LLC completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of LC Manufacturing, LLC (“LC Manufacturing”), a wholly-owned subsidiary of MW Universal, Inc. (“MWU”), for a purchase price of $14,890,000. The base lease term commenced on January 1, 2008 and continues for a period of 60 months. The LLC paid an acquisition fee to the Manager of approximately $447,000 relating to this transaction.

On December 10, 2007, the LLC completed the acquisition of and simultaneously leased back the machining and metal working equipment of MW Crow, Inc. (“Crow”), a wholly-owned subsidiary of MWU, for a purchase price of $4,100,000. The base lease term commenced on January 1, 2008 and continues for a period of 60 months. The LLC paid an acquisition fee to the Manager of $123,000 relating to this transaction.

Simultaneously with the closing of the transactions with LC Manufacturing and Crow, Fund Ten and ICON Leasing Fund Eleven, LLC (“Fund Eleven”), entities also managed by the Manager, (together with the LLC, the “Participating Funds”), completed similar acquisitions with seven other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective leases (including those of LC Manufacturing and Crow) are cross-collateralized, cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds has also entered into a credit support agreement pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investment.

On September 5, 2008, the Participating Funds and IEMC Corp., a subsidiary of the Manager, entered into a Forbearance Agreement with MWU, LC Manufacturing, Crow and seven other subsidiaries of MWU to cure certain non-payment related defaults under its lease covenants with the LLC. The terms of the Forbearance Agreement include, among other things, additional collateral being pledged and the grant of a warrant for the purchase of 180 shares of the capital stock of MWU at an exercise price of $0.01 per share, exercisable for a period of five years beginning September 5, 2008. As of September 30, 2008, the LLC’s current proportionate share is 35.3%.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(5)	Leased Equipment at Cost - continued

ICON EAR

On December 28, 2007, the LLC and Fund Eleven formed ICON EAR, LLC (“ICON EAR”), with interests of 55% and 45%, respectively.  ICON EAR completed the acquisition and simultaneous lease back of semiconductor manufacturing equipment from Equipment Acquisition Resources, Inc. (“EAR”) for a purchase price of $6,935,000.  The base lease term commenced on July 1, 2008 and continues for a period of 60 months. The LLC paid an acquisition fee to the Manager of approximately $114,000 relating to this transaction.

During June 2008, the LLC and Fund Eleven made additional contributions to ICON EAR, which were used to complete another acquisition from EAR and simultaneously leased back additional semiconductor manufacturing equipment to EAR for a total purchase price of $8,794,500. The LLC and Fund Eleven retained ownership interests of 55% and 45%, respectively, subsequent to this transaction. The base lease term commenced on July 1, 2008 and continues for a period of 60 months. The LLC paid acquisition fees to the Manager of approximately $145,000 relating to this transaction.

ICON Global Crossing IV

On March 11, 2008, the LLC, through its wholly-owned subsidiary ICON Global Crossing IV, LLC, purchased additional telecommunications equipment for approximately $5,939,000. The telecommunications equipment is also subject to a lease with Global Crossing. The base lease term commenced on April 1, 2008 and continues for a period of 36 months. The LLC paid an acquisition fee to the Manager of approximately $178,000 relating to this transaction.

ICON Aegean and ICON Arabian

On April 24, 2008, the LLC, through its wholly-owned subsidiaries ICON Arabian Express, LLC (“ICON Arabian”) and ICON Aegean Express, LLC (“ICON Aegean”), acquired two 1,500 TEU containerships from Vroon Group B.V. (“Vroon”) - the Aegean Express and the Arabian Express (collectively, the “Vessels”) - for an aggregate purchase price of $51,000,000. Simultaneously with the closing of the purchase of the Vessels on April 24, 2008, the Vessels were bareboat chartered back to a subsidiary of Vroon for a term of 72 months. The LLC paid approximately $2,082,000 in transaction-related costs, which included a $1,530,000 acquisition fee paid to the Manager.

ICON Magnum

On May 5, 2008, the LLC, through its wholly-owned subsidiary ICON Magnum, LLC (“ICON Magnum”), acquired title to a Bucyrus Erie model 1570 Dragline (the “Dragline”) for a purchase price of approximately $12,461,000.  The Dragline is being leased to Magnum Coal Company and its subsidiaries. The base lease term commenced on June 1, 2008 and continues for a period of 60 months. The LLC paid an acquisition fee to the Manager of approximately $374,000 relating to this transaction.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(5)	Leased Equipment at Cost - continued

Aggregate annual minimum future rentals receivable from each of the LLC’s non-cancelable operating leases over the next five years consisted of the following at September 30, 2008:

Years Ending
December 31,

For October 1 to December 31, 2008	$6,300,744
2009	$25,096,626
2010	$25,710,794
2011	$21,178,112
2012	$17,707,640
Thereafter	$12,001,428

(6)	Investment in Joint Venture

On June 30, 2008, the LLC and Fund Eleven, through their joint venture ICON Pliant, LLC (“ICON Pliant”), entered into an agreement with Pliant Corporation (“Pliant”) to acquire manufacturing equipment. The LLC and Fund Eleven have ownership interests in ICON Pliant of 45% and 55%, respectively.

On July 16, 2008, the LLC and Fund Eleven completed the acquisition of and simultaneously leased back the manufacturing equipment to Pliant. The purchase price was $12,115,000, of which the LLC paid approximately $5,452,000. The base lease term commenced on October 1, 2008 and continues for a period of 60 months. ICON Pliant receives rental payments in advance quarterly installments. Total acquisition fees paid to the Manager were approximately $363,000, of which the LLC’s portion was approximately $163,000.

(7)	Note Receivable on Financing Facility, net

On August 13, 2007, the LLC, along with a consortium of other lenders, entered into an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately-held manufacturer of solar panels, for the building of a new production facility. The financing facility was to mature on June 30, 2013 and was secured by the equipment as well as all other assets of Solyndra. The LLC was to receive principal payments starting in October 2008. In the interim period, interest was paid on a quarterly basis using a range of rates from 6.20% to 6.74%. In connection with the transaction, the LLC received warrants for the purchase of up to 40,290 shares of Solyndra common stock at an exercise price of $4.96 per share. The fair value of these warrants was approximately $115,000 on the transaction date and was reflected as a discount on the face amount of the note receivable.

At September 30, 2008, the Manager determined, based on the Black-Scholes option pricing model, that the aggregate fair value of the warrants was $80,931. The assumptions used for the Black-Scholes option pricing model were as follows: Strike price $4.96, share price $2.01, expiration date of April 6, 2014, a volatility of 300%, and the risk free interest rate of 2.16%. The volatility percentage was determined by taking a sampling of six similar businesses from their initial public offering date to present and placing a percentage based on the performance of the share price of this sampling.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(7)	Note Receivable on Financing Facility, net - continued

The financing facility was for a maximum amount of $93,500,000, of which the LLC committed to invest up to $5,000,000. At June 30, 2008, the LLC had loaned approximately $4,367,000. The LLC paid acquisition fees of approximately $131,000 to the Manager in relation to this financing facility.

On July 27, 2008, Solyndra fully repaid the outstanding note receivable and the entire financing facility was terminated. The LLC received approximately $4,437,000 from the repayment, which consisted of principal and interest receivable as of such date. As a result of the repayment, the LLC recognized a net loss of $18,375. The repayment does not affect the warrants held by the LLC, and the LLC retains its rights thereunder.

(8)	Non-Recourse Long-Term Debt

On July 24, 2007, ICON Mayon borrowed approximately $24,938,000 in connection with the acquisition of the Mayon Spirit. The non-recourse long-term debt matures on July 25, 2011 and accrues interest at the London Interbank Offered Rate (“LIBOR”) plus 1.00% per year.  The non-recourse long-term debt requires monthly payments ranging from $476,000 to $527,000. The lender has a security interest in the Mayon Spirit and an assignment of the charter hire. The LLC paid and capitalized approximately $187,000 in debt financing costs. At September 30, 2008 and December 31, 2007, the outstanding balance of the non-recourse long-term debt obligation was $19,250,058 and $22,480,270, respectively.

Simultaneously with the execution of the non-recourse long-term debt agreement mentioned above, the LLC entered into an interest rate swap contract with Fortis Bank NV/SA, New York Branch (“Fortis”) in order to hedge the variable interest rates on the non-recourse long-term debt and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contract, which was deemed effective as of June 19, 2008, fixed the interest rate at 6.35%. As of September 30, 2008, ICON Mayon recorded in accumulated other comprehensive income a cumulative decrease in the fair value of the interest rate swap of $617,225, of which the LLC’s portion was $314,785.

On April 24, 2008, ICON Aegean and ICON Arabian borrowed approximately $38,700,000 in connection with the acquisition of the Vessels. The non-recourse long-term debt obligations mature on April 24, 2014 and accrue interest at LIBOR plus 1.50% per year. The lender has a security interest in the Vessels and an assignment of the charter hires. The LLC paid and capitalized approximately $387,000 in debt financing costs. At September 30, 2008, the aggregate outstanding balance of the non-recourse long-term debt obligations was $36,614,961.

Simultaneously with the execution of the non-recourse long-term debt agreements mentioned above, the LLC entered into interest rate swap contracts with Fortis in order to hedge the variable interest rates on the non-recourse long-term debt and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contracts, which were deemed effective as of June 19, 2008, fixed the interest rates of ICON Aegean and ICON Arabian at 3.93%. As of September 30, 2008, ICON Aegean and ICON Arabian recorded, through accumulated other comprehensive income, a cumulative decrease in the fair value of the interest rate swaps of $402,238.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(8)	Non-Recourse Long-Term Debt - continued

The aggregate maturities of non-recourse long-term debt over the next five years were as follows at September 30, 2008:

Years Ending December 31,

For October 1 to December 31, 2008	$2,451,836
2009	10,104,452
2010	10,725,843
2011	13,213,738
2012	5,828,942
Thereafter	13,540,208
$55,865,019

(9)	Revolving Line of Credit, Recourse

The LLC, along with ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC (“Fund Nine”), Fund Ten and Fund Eleven (entities sponsored and organized by the Manager) (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement (the “Loan Agreement”) with California Bank & Trust (the “Lender”). The Loan Agreement originally provided for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

The Facility was originally set to expire on September 30, 2008 and established (i) the interest rate for advances under the Facility at the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at which United States dollar deposits can be acquired by the Lender at the London Interbank Eurocurrency Market Rate plus 2.5%. The interest rate at September 30, 2008 was 5.0%.

On May 1, 2008, the Borrowers entered into a Loan Modification Agreement. The agreement increased the revolving line of credit up to $30,000,000 and extended the expiration date to April 30, 2010. The Borrowers may request a one-year extension to the revolving line of credit within 390 days of the expiration date, but the Lender has no obligation to extend. The quarterly unused commitment fee of 0.5% was reduced to 0.25% on unused commitments under the Facility.

The Borrowers were in compliance with the covenants under the Loan Agreement at September 30, 2008.

Aggregate borrowings by all Borrowers under the Facility amounted to $1,255,000 at September 30, 2008, all of which was borrowed by Fund Eight B.  Subsequent to September 30, 2008, Fund Eight B repaid $70,000, which reduced the outstanding loan balance to $1,185,000.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

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

The Manager performs certain services relating to the management of the LLC’s equipment leasing and financing activities.  Such services include, but are not limited to, the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaising with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

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

The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds. The LLC paid distributions to the Manager of $104,908 for the nine months ended September 30, 2008. The Manager’s interest in the LLC’s net income (loss) for the three months ended September 30, 2008 and 2007 was $20,263 and $(2,383), respectively. The Manager’s interest in the LLC’s net income (loss) for the nine months ended September 30, 2008 and 2007 was $41,709 and $(4,392), respectively.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(10)	Transactions with Related Parties - continued

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the three and nine months ended September 30, 2008 and 2007 were as follows (unaudited):

			Three Months Ended		Nine Months Ended
Entity	Capacity	Description	2008	2007	2008	2007
ICON Capital Corp.	Manager	Organizational and
		offering expenses (1)	$572,769	$1,299,776	$1,931,536	$1,883,580
ICON Securities Corp.	Managing broker-dealer	Underwriting fees (1)	$909,326	$765,410	$2,586,093	$1,098,906
ICON Capital Corp.	Manager	Acquisition fees (2)	$2,475,000	$1,458,176	$5,215,654	$1,668,412
ICON Capital Corp.	Manager	Administrative expense
		reimbursements (3)	$615,161	$548,229	$2,047,160	$739,556
ICON Capital Corp.	Manager	Management fees (3)	$392,159	$40,619	$951,306	$40,619

(1) Amount charged directly to members' equity.
(2) Amount capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(3) Amount charged directly to operations.

At September 30, 2008, the LLC had a payable due to its Manager and certain of its Manager’s affiliates of $434,378.  The Manager was due $361,263, which is comprised of $315,162 of administrative expense reimbursements, $36,601 of organizational and offering expenses and $9,500 of accrued software fees.  ICON Securities was due $73,115 for underwriting fees.

(11)	Commitments and Contingencies and Off Balance Sheet Risk

On September 28, 2007 and December 10, 2007, the LLC completed its simultaneous acquisitions and leasing back of substantially all of the machining and metal working equipment of LC Manufacturing and Crow. Simultaneously with the closing of the transactions with LC Manufacturing and Crow, Fund Ten and Fund Eleven completed similar acquisitions with seven other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective leases (including those of LC Manufacturing and Crow) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds has also entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investment.  The term of each credit support agreement matches that of the lease agreements.  No amounts were accrued at September 30, 2008 and the Manager cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

On September 16, 2008, ICON Eagle Auriga Pte. Ltd. (“ICON Eagle Auriga”) and ICON Eagle Centaurus Pte. Ltd. (“ICON Eagle Centaurus”) executed Memoranda of Agreement to purchase the M/V Eagle Auriga (“Eagle Auriga”) and the M/V Eagle Centaurus (“Eagle Centaurus”) tanker vessels (the “Tanker Vessels”) from Aframax Tanker I AS. ICON Eagle Auriga and ICON Eagle Centaurus are wholly-owned by ICON Eagle Holdings, LLC (“ICON Eagle”), which is wholly-owned by the LLC. The Eagle Auriga will be purchased for $42,000,000 and the Eagle Centaurus will be purchased for $40,500,000.  ICON Eagle also entered into a commitment letter with Fortis to borrow an aggregate amount of up to $55,000,000 for the purchase of the Tanker Vessels. The Tanker Vessels are subject to seven-year bareboat charters with AET, Inc. that expire on November 13, 2013.  AET, Inc. will make advance quarterly charter hire payments.  The purchase is expected to occur between November 14, 2008 and December 15, 2008. The LLC paid an acquisition fee of $2,475,000 to the Manager relating to this transaction.

(12)	Concentrations

For the three and nine months ended September 30, 2008, the LLC had five and three lessees that accounted for approximately 73.4% and 61.6 % of total rental and finance income, respectively.

For the three and nine months ended September 30, 2007, the LLC had two lessees that accounted for 97.9% of total rental and finance income.

Item 2. Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. This discussion should also be read in conjunction with the disclosure below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A herein.

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON Leasing Fund Twelve, LLC and its consolidated subsidiaries.

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

We operate as an equipment leasing program and were formed on October 3, 2006.  We began active operations on May 25, 2007.  We primarily engage in the business of purchasing equipment and leasing it to third-party end users, equipment financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to leased equipment at lease expiration. Some of our equipment leases will be acquired for cash and are expected to provide current cash flow, which we refer to as “income” leases. For our other equipment leases, we finance the majority of the purchase price through borrowings from third parties. We refer to these leases as “growth” leases. These growth leases generate little or no current cash flow because substantially all rental payments received from the lessee are used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price.

With the proceeds from the sale of our shares of limited liability company membership interests (the “Shares”) sold, we intend to invest in equipment subject to leases, other equipment financing, and in residual ownership rights in leased equipment and establish a cash reserve.  After the net offering proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not needed for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called “reinvestment.” We anticipate purchasing equipment from time to time for five years. This time frame is called the “operating period” and may be extended, at the sole discretion of our Manager, for up to an additional three years.  After the operating period, we will then sell our assets in the ordinary course of business during a time frame called the “liquidation period.”

We are currently in our offering period.  The minimum offering of $1,200,000 was achieved on May 25, 2007 (the “Commencement of Operations”). For the three and nine months ended September 30, 2008, we raised total equity of $47,294,358 and $133,658,990, respectively. From our Commencement of Operations through September 30, 2008, we raised total equity of $227,329,285.  Investors from the Commonwealth of Pennsylvania could not be admitted until we raised total equity of $20,000,000.  The $20,000,000 minimum offering for Pennsylvania was achieved on July 13, 2007.

At September 30, 2008, our portfolio, which we hold either directly or through joint investments with affiliates, consisted primarily of the following equipment subject to lease:

Telecommunications Equipment

•
In 2007, we, through our wholly-owned subsidiary ICON Global Crossing IV, LLC (“ICON Global Crossing IV”), purchased telecommunications equipment for approximately $21,294,000. This equipment is subject to a lease with Global Crossing Telecommunications Inc. (“Global Crossing”).  The base lease term is 48 months and commenced on December 1, 2007. We paid acquisition fees to our Manager of approximately $639,000 relating to this transaction.

On March 11, 2008, ICON Global Crossing IV purchased additional telecommunications equipment for approximately $5,939,000. The telecommunications equipment is also subject to a lease with Global Crossing.  The base lease term is 36 months and commenced on April 1, 2008.  We paid an acquisition fee to our Manager of approximately $178,000 relating to this transaction.

Marine Vessels

•
On July 24, 2007, we acquired a 51% interest in the Mayon Spirit, a product tanker, which is subject to a bareboat charter with an affiliate of the Teekay Corporation (“Teekay”) for a term of 48 months. The charter commenced on July 24, 2007. We paid approximately $7,856,000 for the 51% interest along with approximately $681,000 for transaction-related costs.

•
On April 24, 2008, we acquired two 1,500 TEU containership vessels from Vroon Group B.V. (“Vroon”) through our wholly-owned subsidiaries ICON Arabian Express, LLC (“ICON Arabian”) and ICON Aegean Express, LLC (“ICON Aegean”), for an aggregate purchase price of $51,000,000. We have a 72-month bareboat charter with a subsidiary of Vroon that makes monthly charter hire payments. We paid approximately $2,082,000 in transaction-related costs, including $1,530,000 in acquisition fees paid to our Manager.

Manufacturing Equipment

•
On September 28, 2007, we acquired substantially all of the machining and metal working equipment of LC Manufacturing, LLC (“LC Manufacturing”) for a purchase price of $14,890,000.  The base lease term is 60 months and commenced on January 1, 2008. We paid an acquisition fee to our Manager of approximately $447,000 relating to this transaction.

•
On December 10, 2007, we acquired substantially all of the machining and metal working equipment of MW Crow, Inc. (“Crow”) for a purchase price of $4,100,000.  The base lease term is 60 months and commenced on January 1, 2008. We paid an acquisition fee to our Manager of approximately $123,000 relating to this transaction.

•
On March 3, 2008, we, through our wholly-owned subsidiary ICON French Equipment II, LLC (“ICON French Equipment II”), purchased auto parts manufacturing equipment from Sealynx Automotive Transieres SAS (“Sealynx”) and simultaneously leased back the equipment to Sealynx.  We paid approximately $11,626,000 (€7,638,400) for the equipment.  The base lease term, which commenced on March 3, 2008,  is 60 months and is paid in advance quarterly installments.  We paid an acquisition fee to our Manager of approximately $350,000 (€229,152) relating to this transaction.

•
On December 28, 2007, we acquired a 55% interest in ICON EAR, LLC (“ICON EAR”). ICON EAR completed the acquisition and simultaneous lease back of semiconductor manufacturing equipment from Equipment Acquisition Resources, Inc. (“EAR”) for a purchase price of $6,935,000. We paid an acquisition fee to our Manager of approximately $114,000 relating to this transaction.

During June 2008, ICON EAR acquired from and leased back additional semiconductor manufacturing equipment to EAR, of which we have a 55% interest, for a total purchase price of $8,794,500. We paid acquisition fees to our Manager of approximately $145,000 relating to this transaction. The base lease term is 60 months and commenced on July 1, 2008.

•
On June 30, 2008, we and ICON Leasing Fund Eleven, LLC (“Fund Eleven”) entered into an agreement with Pliant Corporation (“Pliant”) to acquire manufacturing equipment for a purchase price of $12,115,000. On July 16, 2008, we and Fund Eleven completed the acquisition of and simultaneously leased back the manufacturing equipment to Pliant. We and Fund Eleven have ownership interests of 45% and 55% in ICON Pliant, LLC (“ICON Pliant”), respectively. The base lease term, which commenced on October 1, 2008, is 60 months and rent is paid in advance quarterly installments. Our Manager was paid an acquisition fee of approximately $363,000, of which our portion was approximately $163,000.

Coal-Mining Equipment

•
On May 5, 2008, we, through our wholly-owned subsidiary ICON Magnum, LLC (“ICON Magnum”), acquired title to a Bucyrus Erie model 1570 Dragline (the “Dragline”) for a purchase price of approximately $12,461,000. The Dragline is being leased to Magnum Coal Company and its subsidiaries (“Magnum Coal”). The base lease term commenced on June 1, 2008 and continues for a period of 60 months. We paid an acquisition fee to our Manager of approximately $374,000 relating to this transaction.

Financing Facility

•
On August 13, 2007, we completed a participation investment in an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately-held manufacturer of solar panels for the building of a new production facility.  The financing facility was set to mature on June 30, 2013 and was secured by the equipment as well as all other assets of Solyndra.  The equipment was comprised of two fully-automated manufacturing lines that combine glass tubes and thin film semiconductors to produce solar panels.  Included as part of the consideration in the acquisition were warrants for the purchase of 40,290 shares of Solyndra common stock at an exercise price of $4.96 per share.  The warrants are set to expire on April 6, 2014.

Lease and Other Significant Transactions

•
On July 27, 2008, Solyndra fully repaid the outstanding note receivable and the entire financing facility was terminated. We received approximately $4,437,000 from the repayment, which consisted of principal and interest receivable as of such date. As a result of the repayment, we recognized a net loss of $18,375. The repayment does not affect the warrants held by us, and we retain our rights thereunder.

•
On September 5, 2008, we, ICON Income Fund Ten, LLC (“Fund Ten”) and Fund Eleven (together, the “Participating Funds”) and IEMC Corp., a subsidiary of our Manager, entered into a Forbearance Agreement with MW Universal, Inc. (“MWU”), LC Manufacturing, Crow and seven other subsidiaries of MWU to cure certain non-payment related defaults under its lease covenants with the LLC. The terms of the Forbearance Agreement include, among other things, additional collateral being pledged and the grant of a warrant for the purchase of 180 shares of the capital stock of MWU at an exercise price of $0.01 per share, exercisable for a period of five years beginning September 5, 2008. As of September 30, 2008, our current proportionate share is 35.3%.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. Our Manager is currently evaluating the impact of SFAS No. 160 on our condensed consolidated financial statements.

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

Results of Operations for the Three Months Ended September 30, 2008 (the “2008 Quarter”) and 2007 (the “2007 Quarter”)

Revenue for the 2008 Quarter and 2007 Quarter are summarized as follows:

	Three Months Ended September 30,
	2008	2007	Change
Rental income	$6,407,949	$1,192,828	$5,215,121
Finance income	994,347	241,991	752,356
Income from investment in joint venture	163,331	-	163,331
Interest and other income	368,694	132,082	236,612
Gains on financial instruments	16,924	-	16,924

Total revenue	$7,951,245	$1,566,901	$6,384,344

Total revenue for the 2008 Quarter increased $6,384,344 as compared to the 2007 Quarter, primarily due to the increase in rental and finance income. The increase in rental income was primarily due to the addition of (i) our bareboat charters with an affiliate of Teekay in July 2007 and a subsidiary of Vroon in April 2008 that resulted in increases of approximately $381,000 and $1,684,000, respectively, (ii) our leases with LC Manufacturing in September 2007 and Crow in December 2007 that resulted in an increase of approximately $1,113,000, (iii) our leases with EAR that resulted in an increase of approximately $897,000, (iv) our lease with Magnum Coal in May 2008 that resulted in an increase of approximately $608,000 and (v) our lease with Global Crossing in March 2008 that resulted in a net increase of approximately $533,000.  The increase in finance income was from the acquisition of our finance leases with Sealynx in March 2008 and Global Crossing after the 2007 Quarter which resulted in increases of approximately $462,000 and $290,000, respectively.  The increase in interest and other income was primarily due to the interest received from a larger cash balance in our money market account.

Expenses for the 2008 Quarter and 2007 Quarter are summarized as follows:

	Three Months Ended September 30,
	2008	2007	Change
Management fees - Manager	$392,159	$40,619	$351,540
Administrative expense reimbursements - Manager	615,161	548,229	66,932
General and administrative	122,926	173,177	(50,251)
Interest	880,638	303,743	576,895
Depreciation and amortization	3,484,995	555,582	2,929,413

Total expenses	$5,495,879	$1,621,350	$3,874,529

Total expenses for the 2008 Quarter increased $3,874,529 as compared to the 2007 Quarter. The increase in total expenses was primarily from the increase in depreciation and amortization, which was due to the addition of numerous leases after the 2007 Quarter that resulted in increases of (i) approximately $860,000 for ICON Aegean and ICON Arabian, (ii) approximately $681,000 for LC Manufacturing and Crow, (iii) approximately $592,000 for ICON EAR, (iv) approximately $421,000 for ICON Global Crossing IV, (v) approximately $182,000 for ICON Magnum, (vi) approximately $163,000 for ICON Mayon and (vii) approximately $30,000 for ICON French Equipment II. The increase in interest expense was primarily due to the interest incurred on the monthly payments for the non-recourse long-term debt held by ICON Aegean and ICON Arabian, which was incurred in April 2008. The increases in both administrative expense reimbursements – Manager and management fees – Manager were due to the additional leases acquired after the 2007 Quarter, which resulted in higher fees paid to our Manager.

Minority Interest

Minority interest for the 2008 Quarter increased $245,284 as compared to the 2007 Quarter. The increase was due to the minority ownership interests that Fund Ten and Fund Eleven have in ICON Mayon and ICON EAR, respectively.

Net Income (Loss)

As a result of the foregoing factors, the net income (loss) for the 2008 Quarter and 2007 Quarter was $2,026,250 and $(238,281), respectively. The net income (loss) per weighted average additional member share outstanding for the 2008 Quarter and 2007 Quarter was $9.83 and $(6.58), respectively.

Results of Operations for the Nine Months Ended September 30, 2008 (the “2008 Period”) and 2007 (the “2007 Period”)

Revenue for the 2008 Period and 2007 Period are summarized as follows:

	Nine Months Ended September 30,
	2008	2007	Change
Rental income	$14,961,183	$1,200,331	$13,760,852
Finance income	2,798,237	241,991	2,556,246
Income from investment in joint venture	163,331	-	163,331
Interest and other income	987,288	145,837	841,451
Gains on financial instruments	214,796	-	214,796

Total revenue	$19,124,835	$1,588,159	$17,536,676

Total revenue for the 2008 Period increased $17,536,676 from the 2007 Period, primarily due to the increase in rental and finance income. The increase in rental income was primarily due to the addition of (i) our bareboat charters with an affiliate of Teekay in July 2007 and a subsidiary of Vroon in April 2008 that resulted in increases of approximately $3,485,000 and $2,936,000, respectively, (ii) our leases with LC Manufacturing in September 2007 and Crow in December 2007 that resulted in an increase of approximately $3,398,000, (iii) our leases with EAR that resulted in an increase of approximately $1,786,000, (iv) our lease with Global Crossing in March 2008 that resulted in a net increase of approximately $1,170,000 and (v) our lease with Magnum Coal in May 2008 that resulted in an increase of approximately $986,000.  The increase in finance income was from the acquisition of our finance leases with Global Crossing after the 2007 Quarter and Sealynx in March 2008, which resulted in increases of approximately $1,441,000 and $1,115,000, respectively. The increase in interest and other income was primarily due to the interest received from a larger cash balance in our money market account.

Expenses for the 2008 Period and 2007 Period are summarized as follows:

	Nine Months Ended September 30,
	2008	2007	Change

Management fees - Manager	$951,306	$40,619	$910,687
Administrative expense reimbursements - Manager	2,047,160	739,556	1,307,604
General and administrative	848,824	196,122	652,702
Interest	1,810,347	303,743	1,506,604
Depreciation and amortization	8,156,922	563,423	7,593,499

Total expenses	$13,814,559	$1,843,463	$11,971,096

Total expenses for the 2008 Period increased $11,971,096 as compared to the 2007 Period. The increase in total expenses was primarily from the increase in depreciation and amortization, which was due to the addition of numerous leases after the 2007 Period that resulted in increases of (i) approximately $2,047,000 for LC Manufacturing and Crow, (ii) approximately $1,527,000 for ICON Mayon, (iii) approximately $1,500,000 for ICON Aegean and ICON Arabian, (iv) approximately $1,159,000 for ICON EAR, (v) approximately $993,000 for ICON Global Crossing IV, (vi) approximately $296,000 for ICON Magnum and (vii) approximately $72,000 for ICON French Equipment II. The increases in both administrative expense reimbursements – Manager and management fees – Manager were due to the additional leases acquired after the 2007 Period, which resulted in higher fees paid to our Manager. The increase in interest expense was primarily due to the interest incurred on the monthly payments for the non-recourse long-term debt held by ICON Aegean and ICON Arabian, which was incurred in April 2008. The increase in general and administrative expenses was primarily due to the increased professional fees paid during the 2008 Period.

Minority Interest

Minority interest for the 2008 Period increased $955,555 as compared to the 2007 Period. The increase was due to the minority ownership interests that Fund Ten and Fund Eleven have in ICON Mayon and ICON EAR, respectively.

Net Income (Loss)

As a result of the foregoing factors, the net income (loss) for the 2008 Period and 2007 Period was $4,170,889 and $(439,136), respectively. The net income (loss) per weighted average additional member share outstanding for the 2008 Period and 2007 Period was $26.07 and $(15.52), respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2008 compared to December 31, 2007.

Total Assets

Total assets increased by $150,006,366 from $114,242,189 at December 31, 2007 to $264,248,555 at September 30, 2008. The increase was primarily due to the net proceeds received from our equity raise and the assets acquired in connection with leases entered into during the 2008 Period by ICON Magnum, ICON Aegean, ICON Arabian, ICON French Equipment II, ICON Global Crossing IV and ICON EAR.

Current Assets

Current assets increased by $70,040,205 from $26,319,189 at December 31, 2007 to $96,359,394 at September 30, 2008. The increase was primarily due to the net proceeds received from our equity raise and prepaid acquisition fees paid to our Manager of $2,475,000 during the 2008 Period.

Total Liabilities

Total liabilities increased by $33,916,865 from $24,089,822 at December 31, 2007 to $58,006,687 at September 30, 2008. The increase was primarily due to the non-recourse long-term debt incurred in connection with the ICON Aegean and ICON Arabian transactions during the 2008 Period.

Current Liabilities

Current liabilities increased by $5,563,561 from $6,523,053 at December 31, 2007 to $12,086,614 at September 30, 2008. The increase was primarily due to the non-recourse long-term debt incurred in connection with the ICON Aegean and ICON Arabian transactions during the 2008 Period.

Total Members’ Equity

Total members’ equity increased by $111,635,231 from $79,289,609 at December 31, 2007 to $190,924,840 at September 30, 2008. The increase was primarily due to our equity raise, which was partially offset by the organizational and offering fees, sales commissions to third parties and underwriting fees paid to ICON Securities Corp. (“ICON Securities”), an entity owned by our Manager. The net proceeds received from our equity raise during the 2008 Period were $118,796,988. Also contributing to the increase in total members’ equity was net income of $4,170,889 for the 2008 Period. The increase in total members’ equity was offset by $10,481,498 of cash distributions paid to our members.

Liquidity and Capital Resources

Sources and Uses of Cash

At September 30, 2008 and December 31, 2007, we had cash and cash equivalents of $87,468,334 and $22,154,903, respectively.  We will establish working capital reserves of at least 0.5% of the gross offering proceeds from the sale of our Shares. We are offering our Shares on a “best efforts” basis with the current intention of raising up to $410,800,000.  We will use the net proceeds of the offering to make various types of investments in equipment. The investments will generally be with parties that our Manager determines are creditworthy and are located in North America, Europe and other developed markets, including those in Asia, South America and elsewhere.

A significant portion of our investments will be the purchase of equipment that will be subject to lease.  From this type of investment, we will be legally entitled to receive rental payments from leasing the equipment and, as owner of the equipment, may sell or re-lease it at lease expiration.  We will purchase equipment subject to lease either directly or through subsidiary entities.  We may, in some cases, jointly purchase equipment with other businesses our Manager sponsors and manages or with unaffiliated third parties.  In such cases, we may co-own a joint venture with other parties.

We will seek to acquire a portfolio of equipment that is comprised of both (a) transactions that provide current cash flow in the form of rental payments made directly to us, and (b) transactions where the cash flow in the form of rental payments has been pledged or assigned, in whole or in part, to a lender. We refer to leases that provide current cash flows as income leases.  We call leases where a substantial portion of the cash flow (and perhaps a portion of the expected residual value of the equipment) has been pledged or assigned to a lender or where a significant portion of the expected cash flow is deferred as growth leases. We expect that most of the indebtedness incurred by us to pay a portion of the purchase price for leveraged growth leases will be non-recourse to our other assets, meaning that in the event the lender is not paid, our other assets would not be at risk as a source of payment; only the particular item or items of financed equipment would be at risk.

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

Operating Activities

Sources of Cash

Sources of cash from operating activities increased $8,706,342 from $139,599 in the 2007 Period to $8,845,941 in the 2008 Period.  The increase was primarily due to the collection of principal payments of $7,008,164 from our finance leases with Global Crossing and Sealynx during the 2008 Period. In addition, we collected approximately $6,330,000 of rents from our operating leases with ICON EAR, ICON Magnum, ICON Global Crossing IV, LC Manufacturing and Crow. The increase in cash was offset by approximately $5,216,000 for acquisition fees paid during the 2008 Period.

Investing Activities

Sources of Cash

Sources of cash from investing activities increased $4,367,055 in the 2008 Period.  The increase was due to the repayment of the entire outstanding note receivable on the financing facility we previously had with Solyndra.

Uses of Cash

Uses of cash from investing activities increased $8,806,838 from $50,971,879 in the 2007 Period to $59,778,717 in the 2008 Period.

Our primary use of cash in investing activities in the 2008 Period was the purchase of two containership vessels from Vroon totaling approximately $13,920,000, the Dragline for approximately $12,835,000, auto parts manufacturing equipment from Sealynx for approximately $12,068,000, semiconductor manufacturing equipment from EAR totaling approximately $9,058,000 and telecommunications equipment from Global Crossing totaling approximately $6,117,000. In addition, we paid $5,615,735 in connection with the acquisition of our minority ownership interest of 45% in ICON Pliant.

Our primary use of cash in investing activities in the 2007 Period was the purchase of telecommunications equipment from Global Crossing totaling approximately $16,610,000, product tanker, Mayon Spirit, for approximately $15,996,000 and machining and metal working equipment from LC Manufacturing for $14,890,000. In addition, we paid $3,475,507 for a participation investment in the financing facility with Solyndra.

Financing Activities

Sources of Cash

Since the Commencement of Operations, we have been paying sales commissions to third parties and various fees to our Manager and ICON Securities related to organizational and offering expenses and underwriting fees. These sales commissions and fees paid to our Manager and ICON Securities are recorded as a reduction of our equity.

Source of cash from financing activities increased $62,248,589 from $60,624,650 in the 2007 Period to $122,873,239 in the 2008 Period.

During the 2008 Period, we sold 134,143 Shares, representing $133,658,990 of capital contributions. We paid or accrued $10,344,373 of sales commissions to third parties, $1,931,536 of organizational and offering expenses to our Manager, and $2,586,093 of underwriting fees to ICON Securities. In addition, we received $4,076,251 of cash contributions from Fund Eleven in connection with its investment in ICON EAR to fund new lease acquisitions that occurred during the 2008 Period.

The proceeds from our equity raise were lower for the 2007 Period as compared to the 2008 Period because we did not commence the offering of shares until May 7, 2007.

Uses of Cash

Uses of cash from financing activities increased $10,429,516 from $564,062 in the 2007 Period to $10,993,578 in the 2008 Period.  The increase was primarily due to the distributions paid to our members of $10,481,498 during the 2008 Period, as compared to $564,062 during the 2007 Period.

Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at September 30, 2008 and December 31, 2007 of $55,865,019 and $22,480,270, respectively.  All of our non-recourse long-term debt consisted of debt in which the lender has a security interest in an asset. In addition to the security interest, the lender has an assignment of the rental payments under certain leases.  In such cases, the lender is being paid directly by the lessee.

Revolving Line of Credit, Recourse

We, along with ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC (“Fund Nine”), Fund Ten and Fund Eleven (entities sponsored and organized by our Manager)   (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement (the “Loan Agreement”) with California Bank & Trust (the “Lender”). The Loan Agreement originally provided for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

The Facility was originally set to expire on September 30, 2008 and established (i) the interest rate for advances under the Facility at the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at which United States dollar deposits can be acquired by the Lender at the London Interbank Eurocurrency Market Rate plus 2.5%. The interest rate at September 30, 2008 was 5.0%.

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

The Borrowers were in compliance with the covenants under the Loan Agreement at September 30, 2008.

Aggregate borrowings by all Borrowers under the Facility amounted to $1,255,000 at September 30, 2008, all of which was borrowed by Fund Eight B.  Subsequent to September 30, 2008, Fund Eight B repaid $70,000, which reduced the outstanding loan balance to $1,185,000.

Distributions

We pay monthly distributions to our members starting with the first month after the additional members’ admission and continue to pay such distributions until the termination of the operating period.  We paid distributions to our additional members and to our Manager of $10,376,590 and $104,908, respectively, in the 2008 Period.

Contractual Obligations and Commitments

Contractual Obligations

At September 30, 2008 and December 31, 2007, we had non-recourse long-term debt obligations. The lender has a security interest in the equipment relating to the non-recourse long-term debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee.  If the lessee was to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.  At September 30, 2008 and December 31, 2007, our outstanding non-recourse long-term obligations were $55,865,019 and $22,480,270, respectively.  We are a party to the Facility, as discussed in the financing and borrowings section above. We had no borrowings outstanding under the Facility at September 30, 2008.

Commitments

On September 28, 2007 and December 10, 2007, we completed our simultaneous acquisitions and leasing back of substantially all of the machining and metal working equipment of LC Manufacturing and Crow, wholly-owned subsidiaries of MWU.  Simultaneously with the closing of the transactions with LC Manufacturing and Crow, Fund Ten and Fund Eleven completed similar acquisitions with seven other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective lease (including those of LC Manufacturing and Crow) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds has also entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investment.  The term of each credit support agreement matches that of the lease agreements.  No amounts were accrued at September 30, 2008 and our Manager cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

On September 16, 2008, ICON Eagle Auriga Pte. Ltd. (“ICON Eagle Auriga”) and ICON Eagle Centaurus Pte. Ltd. (“ICON Eagle Centaurus”) executed Memoranda of Agreement to purchase the M/V Eagle Auriga (“Eagle Auriga”) and the M/V Eagle Centaurus (“Eagle Centaurus”) tanker vessels (the “Tanker Vessels”) from Aframax Tanker I AS, an indirect subsidiary of ABG Sundal Collier ASA. ICON Eagle Auriga and ICON Eagle Centaurus are wholly-owned by ICON Eagle Holdings, LLC (“ICON Eagle”), which is wholly-owned by us. The Eagle Auriga will be purchased for $42,000,000 and the Eagle Centaurus will be purchased for $40,500,000.  ICON Eagle also entered into a commitment letter with Fortis Bank N.V./S.A. to borrow an aggregate amount of up to $55,000,000 for the purchase of the Tanker Vessels.  The Tanker Vessels are subject to seven-year bareboat charters with AET, Inc. that expire on November 13, 2013.  AET, Inc. will make advance quarterly charter hire payments.  The purchase is expected to occur between November 14, 2008 and December 15, 2008. We paid an acquisition fee to our Manager of $2,475,000 relating to this transaction.

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

We have outstanding notes payable, all of which are non-recourse long-term debt except for one that is associated with our recourse revolving line of credit.  With respect to the non-recourse long-term debt that is subject to variable interest, the interest rate for each non-recourse debt obligation is fixed pursuant to an interest rate swap to allow us to mitigate interest rate fluctuations.  As a result, we consider this a fixed position and, therefore, the conditions in the credit markets as of September 30, 2008 have not had any impact on us.  In addition, we have considered the risk of counterparty performance of our interest rate swaps and foreign currency hedges by considering, among other things, the credit agency ratings of our counterparties.  Based on this assessment, we believe that the risk of counterparty non-performance is minimal.  With respect to our revolving line of credit, which is subject to variable interest and, under which we have no outstanding borrowings, our Manager has evaluated the impact of the condition of the credit markets on our future cash flows and we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further.

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2008, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

From the period from May 25, 2007 (Commencement of Operations) through December 31, 2007 we raised $93,670,295 of capital contributions. We have paid or accrued sales commissions to unrelated third parties of $7,396,652, underwriting commissions to ICON Securities Corp. (“ICON Securities”), an affiliate of our Manager, of $1,849,163 and organizational and offering fees to our Manager of $2,841,757.

During the nine months ended September 30, 2008, we raised $133,658,990 of capital contributions. We have paid or accrued $10,344,373 of sales commissions to third parties, $1,931,536 of organizational and offering expenses to our Manager, and $2,586,093 of underwriting fees to ICON Securities.

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

November 4, 2008

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

November 4, 2008

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

 November 4, 2008

/s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Accounting and Financial Officer)

33