Form 10-K
period 2008-12-31
ICON Leasing Fund Twelve, LLC
filed 2009-03-31
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Securities registered pursuant to Section 12(g) of the Act: Shares of Limited Liability Company Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes     No ☑

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

Number of outstanding shares of limited liability company interests of the Registrant on February 28, 2009 is 301,217.

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

Item 1. Business

Our History

ICON Leasing Fund Twelve, LLC (the “LLC”) was formed on October 3, 2006 as a Delaware limited liability company.  The LLC will continue until December 31, 2026, unless terminated sooner.  When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” or similar terms refer to the LLC and its consolidated subsidiaries.

Our manager is ICON Capital Corp. (our “Manager”), a Delaware corporation. Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our amended and restated limited liability company agreement (our “LLC Agreement”).

We are currently in our offering period, which commenced on May 7, 2007 and is anticipated to end in May 2009. We are currently in the process of raising capital and making investments. When the offering period ends, we will enter our operating period. Our initial capitalization was $2,000, which consisted of contributions of $1,000 from our Manager and $1,000 from an officer of our Manager. We are offering shares of limited liability company interests (“Shares”) on a “best efforts” basis with the intention of raising up to $410,800,000 of capital, consisting of 400,000 Shares at a purchase price of $1,000 and an additional 12,000 Shares, which have been reserved for issuances pursuant to our Distribution Reinvestment Plan.  The Distribution Reinvestment Plan allows investors to purchase additional Shares with distributions received from us and certain other funds managed by our Manager at a discounted share price of $900.  As of December 31, 2008, approximately 8,634 Shares have been issued in connection with our Distribution Reinvestment Plan.  Upon raising the minimum of $1,200,000, additional members were admitted.  Additional members represent all members other than our Manager.

Our Business

We operate as an equipment leasing and finance program in which the capital our members invest is pooled together to make investments, pay fees and establish a small reserve. We primarily acquire equipment subject to lease, purchase equipment and lease it to third-party end users or finance equipment for third parties and, to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration. Some of our equipment leases will be acquired for cash and are expected to provide current cash flow, which we refer to as “income” leases. For our other equipment leases, we finance the majority of the purchase price through borrowings from third parties. We refer to these leases as “growth” leases. These growth leases generate little or no current cash flow because substantially all of the rental payments received from the lessee are used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price.

We divide the life of the program into three distinct phases:

(1) Offering Period: We expect to invest most of the net proceeds from the sale of Shares in equipment leases and other financing transactions.

(2) Operating Period: After the close of the offering period, we expect to continue to reinvest the cash generated from our initial investments to the extent that cash is not needed for our expenses, reserves and distributions to members. We anticipate that the operating period will end five years from the end of our offering period.  However, our Manager may, at its sole discretion, extend the operating period for up to an additional three years.

(3) Liquidation Period: After the operating period, we will then sell our assets in the ordinary course of business. Our goal is to complete the liquidation period within three years from the end of the operating period, but it may take longer to do so.

At December 31, 2008 and 2007, we had total assets of $439,493,664 and $114,242,189, respectively. For the year ended December 31, 2008, we had three lessees that accounted for approximately 55.0% of our total rental and finance income of $26,635,823. We had net income for the year ended December 31, 2008 of $5,942,580. For the year ended December 31, 2007, four lessees accounted for approximately 99.6% of our total rental and finance income of $4,508,242. We had net income for the year ended December 31, 2007 of $116,852.

Our initial closing date was May 25, 2007 (the “Commencement of Operations”), the date at which we raised $1,200,000.  From the Commencement of Operations to December 31, 2008, we sold 273,990 Shares, representing $273,127,131 of capital contributions and admitted 6,503 additional members. In addition, pursuant to the terms of our offering, we have established a reserve in the amount of 0.5% of the gross offering proceeds. As of December 31, 2008, the reserve is in the amount of $1,365,636, or 0.5% of the gross offering proceeds of $273,127,131 raised as of December 31, 2008. Beginning with the Commencement of Operations, we have been paying sales commissions to third parties. We have also been making payments to our Manager and its affiliates for various fees.  These sales commissions and fees paid to our Manager and its affiliates are recorded as a reduction to our equity.  Through December 31, 2008, we have paid or accrued $21,228,770 of sales commissions to third parties, $5,115,631 of organizational and offering expenses to our Manager and $5,307,193 of underwriting fees to ICON Securities Corp., the dealer-manager of our offering and a wholly-owned subsidiary of our Manager (“ICON Securities”).

At December 31, 2008, our portfolio, which we hold either directly or through a joint venture, consisted primarily of the following investments:

Telecommunications Equipment

•
We, through our wholly-owned subsidiary, ICON Global Crossing IV, LLC (“ICON Global Crossing IV”), purchased telecommunications equipment that is subject to a lease with Global Crossing Telecommunications, Inc. (“Global Crossing”). The lease expires on November 30, 2011. On March 11, 2008, we, through ICON Global Crossing IV, purchased additional telecommunications equipment that is also subject to a lease with Global Crossing.  The lease expires on March 31, 2011.

Marine Vessels

•
We have a 51% ownership interest in ICON Mayon, LLC (“ICON Mayon”), which purchased an Aframax product tanker, the Mayon Spirit, from an affiliate of the Teekay Corporation (“Teekay”) on July 24, 2007.  The Mayon Spirit has a bareboat charter that expires on July 23, 2011.

•
We own two 1,500 TEU containership vessels that we acquired from Vroon Group B.V. (“Vroon”), through our wholly-owned subsidiaries ICON Arabian Express, LLC (“ICON Arabian”) and ICON Aegean Express, LLC (“ICON Aegean”) on April 24, 2008. The vessels are subject to bareboat charters with subsidiaries of Vroon that expire on April 23, 2014.

•
We own two Aframax product tankers that we acquired from Aframax Tanker I AS through our wholly-owned subsidiary, ICON Eagle Holdings, LLC (“ICON Eagle Holdings”). On November 18, 2008, ICON Eagle Auriga Pte. Ltd. (“ICON Eagle Auriga”), a wholly-owned subsidiary of ICON Eagle Holdings, purchased the M/V Eagle Auriga (the “Eagle Auriga”). On November 21, 2008, ICON Eagle Centaurus Pte. Ltd. (“ICON Eagle Centaurus”), also a wholly-owned subsidiary of ICON Eagle Holdings, purchased the M/V Eagle Centaurus (the “Eagle Centaurus”). The Eagle Auriga and the Eagle Centaurus are subject to 84-month bareboat charters with AET, Inc. Limited (“AET”) that expire on November 14, 2013 and November 13, 2013, respectively.

•
We have a 64.3% ownership interest in ICON Eagle Carina Holdings, LLC (“ICON Carina Holdings”), which owns ICON Eagle Carina Pte. Ltd. (“ICON Eagle Carina”). On December 18, 2008, ICON Eagle Carina purchased the Aframax product tanker M/V Eagle Carina (the “Eagle Carina”) from Aframax Tanker II AS. The Eagle Carina is subject to an 84-month bareboat charter with AET that expires on November 14, 2013.

•
We have a 64.3% ownership interest in ICON Eagle Corona Holdings, LLC (“ICON Corona Holdings”), which owns ICON Eagle Corona Pte. Ltd. (“ICON Eagle Corona”). On December 31, 2008, ICON Eagle Corona purchased the Aframax product tanker M/V Eagle Corona (the “Eagle Corona”) from Aframax Tanker II AS. The Eagle Corona is subject to an 84-month bareboat charter with AET that expires on November 14, 2013.

Manufacturing Equipment

•
We own machining and metal working equipment of and subject to lease with LC Manufacturing, LLC (“LC Manufacturing”) and MW Crow, Inc. (“Crow”), both of which are wholly-owned subsidiaries of MW Universal, Inc. (“MWU”). The leases expire on December 31, 2012.

•
We have a 55% ownership interest in ICON EAR, LLC (“ICON EAR”), which purchased semiconductor manufacturing equipment from and leased back to Equipment Acquisition Resources, Inc. (“EAR”). The lease expires on June 30, 2013.

•
We, through our wholly-owned subsidiary, ICON French Equipment II, LLC (“ICON French Equipment II”), own auto parts manufacturing equipment on lease to Sealynx Automotive Transieres SAS (“Sealynx”). The lease expires on February 2, 2013.

•
We have a 45% ownership interest in ICON Pliant, LLC (“ICON Pliant”), which purchased manufacturing equipment from and simultaneously leased it back to Pliant Corporation (“Pliant”). The lease expires on September 30, 2013.

Coal-Mining Equipment

•
We, through our wholly-owned subsidiary, ICON Magnum, LLC (“ICON Magnum”), acquired a Bucyrus Erie model 1570 Dragline (the “Dragline”) from Magnum Coal Company. The Dragline is subject to a lease that expires on May 31, 2013.

Note Receivable Secured by a Machine Paper Coating Manufacturing Line

•
We, through our wholly-owned subsidiary, ICON Appleton, LLC (“ICON Appleton”), provided a secured term loan to Appleton Papers, Inc. that matures on December 1, 2013. The loan is secured by a machine paper coating manufacturing line.

Notes Receivable Secured by Credit Card Machines

•
We have a 52.75% ownership interest in ICON Northern Leasing, LLC (“ICON Northern Leasing”), which in November 2008, purchased four promissory notes (the “Notes”) made by Northern Capital Associates XIV, L.P., as borrower, in favor of Merrill Lynch Commercial Finance Corp. The Notes are secured by an underlying pool of leases for credit card machines.

For a discussion of our lease and other significant transactions for the years ended December 31, 2008 and 2007, please refer to “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We have only one operating segment: the business of purchasing equipment and leasing it to third-party end users, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.

Competition

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. When we made our current investments and as we seek to make new investments, we competed and compete with a variety of competitors including other equipment leasing and finance funds, hedge funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and finance industry.  Our competitors may have been and/or are in a position to offer equipment to prospective customers on financial terms that were more favorable than those that we could offer or that we can currently offer, which may have affected our ability to make our current investments and may affect our ability to make future investments, in each case, in a manner that would enable us to achieve our investment objectives. For additional information about our competition and other risks related to our operations, please see “Risk Factors” in Item 1A.

Employees

We have no direct employees.  Our Manager has full and exclusive control over our management and operations.

Available Information

Our Annual Report on Form 10-K, our most recent Quarterly Reports on Form 10-Q and amendments to those reports, if any, and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Manager’s internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The information contained on our Manager’s website is not deemed part of this Annual Report on Form 10-K. Our Reports are also available on the SEC’s website at http://www.sec.gov.

Financial Information Regarding Geographic Areas

We have long-lived assets, which include finance leases, operating leases and revenues in geographic areas outside of the United States. For additional information, see Note 14 to our consolidated financial statements.

Item 1A. Risk Factors

We are subject to a number of risks.  Careful consideration should be given to the following risk factors, in addition to the other information included in this Annual Report. The risks and uncertainties described below are not the only ones we may face.  Each of these risk factors could adversely affect our business operating results and/or financial condition, as well as adversely affect the value of an investment in our Shares.  In addition to the following disclosures, please refer to the other information contained in this report including the consolidated financial statements and the related notes.

General Investment Risks

All or a substantial portion of your distributions may be a return of capital and not a return on capital, which will not necessarily be indicative of our performance.

The portion of total distributions that is a return of capital and the portion that is economic return will depend upon a number of factors that cannot be determined until all of our investments have been sold or otherwise matured. At that time, you will be able to compare the total amount of all cash distributions you receive to your total capital invested in order to determine your economic return.

The Internal Revenue Service may deem the majority of your distributions to be a return of capital for tax purposes during our early years. Distributions would be deemed to be a return of capital for tax purposes to the extent that we are distributing cash in an amount greater than our taxable income. The fact that the Internal Revenue Service deems distributions to be a return of capital in part and we report an adjusted tax basis to you on Form K-1 is not an indication that we are performing greater than or less than expectations and cannot be utilized to forecast what your final return might be.

Your ability to resell your Shares is limited by the absence of a public trading market and, therefore, you should be prepared to hold your Shares for the life of the fund, which is anticipated to be at least 10 years.

We do not anticipate that a public market will develop for our Shares, our Shares will not be listed on any national securities exchange at any time, and we will take steps to assure that no public trading market develops for our Shares. In addition, our LLC Agreement imposes significant restrictions on your right to transfer your Shares.  We have established these restrictions to comply with federal and State securities laws and so that we will not be considered to be a publicly traded partnership that is taxed as a corporation for federal income tax purposes. Your ability to sell or otherwise transfer your Shares is extremely limited and will depend on your ability to identify a buyer. Thus, you will probably not be able to sell or otherwise liquidate your Shares in the event of an emergency and if you were able to arrange a sale, the price you receive would likely be at a substantial discount to the price you paid for your Shares.  As a result, you must view your investment in our Shares as a long-term, illiquid investment that may last for at least 10 years.

If you choose to request that we repurchase your Shares, you may receive significantly less than you would receive if you were to hold your Shares for the life of the fund.

After you have been admitted as a member and have held your Shares for at least one year, you may request that we repurchase up to all of your Shares. We are under no obligation to do so, however, and will only have limited cash available for this purpose. If we repurchase your Shares, the repurchase price has been unilaterally set and, depending upon when you request repurchase, the repurchase price may be less than the unreturned amount of your investment. If your Shares are repurchased, the repurchase price may provide you a significantly lower value than the value you would realize by retaining your Shares for the duration of the fund.

You may not receive cash distributions every month and, therefore, you should not rely on any income from your Shares.

You should not rely on the cash distributions from your Shares as a source of income. While we intend to make monthly cash distributions, our Manager may determine it is in our best interest to periodically change the amount of the cash distributions you receive or not make any distributions in some months. Losses from our operations of the types described in these risk factors and unexpected liabilities could result in a reduced level of distributions to you. Additionally, during the liquidation period, although we expect that lump sums will be distributed from time to time if and when financially significant assets are sold, regularly scheduled distributions will decrease because there will be fewer investments available to generate cash flow.

Your Shares may be diluted.

Some investors, including our Manager and its officers, directors and other affiliates, may have purchased and/or may purchase Shares in the future at discounted prices and generally will share in our revenues and distributions based on the number of Shares that they purchase, rather than the discounted subscription price paid by them for their Shares. As a result, investors who pay discounted prices for their investments will receive higher returns on their investments in us as compared to investors who pay the entire $1,000 per Share.

Our assets may be plan assets for ERISA purposes, which could subject our Manager to additional restrictions on its ability to operate our business.

ERISA and the Internal Revenue Code may apply what is known as the look-through rule to an investment in our Shares. Under that rule, the assets of an entity in which a qualified plan or IRA has made an equity investment may constitute assets of the qualified plan or IRA. If you are a fiduciary of a qualified plan or IRA, you should consult with your advisors and carefully consider the effect of that treatment if that were to occur. If the look-through rule were to apply, our Manager may be viewed as an additional fiduciary with respect to the qualified plan or IRA to the extent of any decisions relating to the undivided interest in our assets represented by the Shares held by such qualified plan or IRA. This could result in some restriction on our Manager’s willingness to engage in transactions that might otherwise be in the best interest of all Share holders due to the strict rules of ERISA regarding fiduciary actions.

An investment in our Shares may not satisfy the requirements of ERISA or other applicable laws.

When considering an investment in our Shares, an individual with investment discretion over assets of any pension plan, profit-sharing plan, retirement plan, IRA or other employee benefit plan covered by ERISA or other applicable laws should consider whether the investment satisfies the requirements of Section 404 of ERISA or other applicable laws. In particular, attention should be paid to the diversification requirements of Section 404(a)(1)(C) of ERISA in light of all the facts and circumstances, including the portion of the plan’s portfolio of which the investment will be a part. All plan investors should also consider whether the investment is prudent and meets plan liquidity requirements as there are significant restrictions on the ability to sell or otherwise dispose of our Shares, and whether the investment is permissible under the plan’s governing instrument. We have not, and will not, evaluate whether an investment in our Shares is suitable for any particular plan. Rather, we will accept subscribers as members if a subscriber otherwise meets our suitability standards. In addition, we can provide no assurance that any statements of estimated value of our Shares will not be subject to challenge by the Internal Revenue Service if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the fair value of the Shares.

The statements of value that we will include in our Annual Reports on Form 10-K and that we will send to fiduciaries of plans subject to ERISA and to certain others parties is only an estimate and may not reflect the actual value of our Shares.

The statements of estimated value are based on the estimated value of each Share (i) as of the close of our fiscal year, for the annual statements included in our Annual Reports on Form 10-K and (ii) as of September 30 of each fiscal year, for annual statements sent to fiduciaries of plans subject to ERISA and certain other parties. Management, in part, will rely upon third-party sources and advice in arriving at this estimated value. No independent appraisals on the particular value of our Shares will be obtained and the value will be based upon an estimated fair market value as of the referenced date for such value. Because this is only an estimate, we may subsequently revise any valuation that is provided. We cannot assure that:

•	this estimate of value could actually be realized by us or by our members upon liquidation;
•	members could realize this estimate of value if they were to attempt to sell their Shares;
•
this estimate of value reflects the price or prices that our Shares would or could trade at if they were listed on a national stock exchange or included for quotation on a national market system, because no such market exists or is likely to develop; or

•
the statement of value, or the method used to establish value, complies with any reporting and disclosure or valuation requirements under ERISA, Internal Revenue Code requirements or other applicable law.

You have limited voting rights and are required to rely on our Manager to make all of our investment decisions and achieve our investment objectives.

Our Manager will make all of our investment decisions, including determining the investments we made and the dispositions we will make in the future. Our success will depend upon the quality of the investment decisions our Manager makes, particularly relating to our investments in equipment and the realization of such investments. You are not permitted to take part in managing, establishing or changing our investment objectives or policies. Accordingly, you should not invest unless you are willing to entrust all aspects of our management to our Manager.

The decisions of our Manager may be subject to conflicts of interest.

The decisions of our Manager may be subject to various conflicts of interest arising out of its relationship to us and our affiliates. Our Manager could be confronted with decisions in which it will, directly or indirectly, have an economic incentive to place its respective interests or the interests of our affiliates above ours. As of December 31, 2008, our Manager, sponsored, and is currently managing, six other equipment leasing and finance funds. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”  These conflicts may include, but are not limited to:

•	our Manager may receive more fees for making investments in which we incur indebtedness to fund these investments than if indebtedness is not incurred;
•	our LLC Agreement does not prohibit our Manager or any of our affiliates from competing with us for investments and engaging in other types of business;
•	our Manager may have opportunities to earn fees for referring a prospective investment opportunity to others;
•
the dealer-manager, which is an affiliate of our Manager and not an independent securities firm, reviewed and performed due and will continue to review and perform due diligence on us and the information in our prospectus and thus its review cannot be considered an independent review and may not be as meaningful as a review conducted by an unaffiliated broker-dealer;

•	the lack of separate legal representation for us and our Manager and lack of arm’s-length negotiations regarding compensation payable to our Manager;
•
our Manager is our tax matters partner and is able to negotiate with the IRS to settle tax disputes that would bind us and our members that might not be in your best interest given your individual tax situation; and

•	our Manager can make decisions as to when and whether to sell a jointly-owned asset when the co-owner is another business it manages.

The Investment Committee of our Manager is not independent.

Any conflicts in determining and allocating investments between us and our Manager, or between us and another fund managed by our Manager, are resolved by our Manager’s investment committee, which also serves as the investment committee for other funds sponsored and managed by our Manager. Since all of the members of our Manager’s investment committee are officers of our Manager and are not independent, matters determined by such investment committee, including conflicts of interest between us and our Manager and our affiliates involving investment opportunities may not be as favorable to you and our other investors as they would be if independent members were on the committee. Generally, if an investment is appropriate for more than one fund our Manager’s investment committee will allocate the investment to a fund (which includes us) after taking into consideration at least the following factors:

•	whether the fund has the cash required for the investment;
•	whether the amount of debt to be incurred with respect to the investment is acceptable for the fund;
•	the effect the investment would have on the fund’s cash flow;
•	whether the investment would further diversify, or unduly concentrate, the fund’s investments in a particular lessee/borrower, class or type of equipment, location, industry, etc.;
•	whether the term of the investment is within the term of the fund; and
•	which fund has been seeking investments for the longest period of time.

Notwithstanding the foregoing, our Manager’s investment committee may make exceptions to these general policies when, in our Manager’s judgment, other circumstances make application of these policies inequitable or economically undesirable. In addition, our LLC Agreement permits our Manager and our affiliates to engage in equipment acquisitions, financing secured loans, refinancing, leasing and releasing opportunities on their own behalf or on behalf of other funds even if they compete with us.

Our Manager’s officers and employees manage other businesses and will not devote their time exclusively to managing us and our business.

We do not and will not employ our own full-time officers, managers or employees. Instead, our Manager will supervise and control our business affairs. Our Manager’s officers and employees will also be spending time supervising the affairs of other equipment leasing and finance funds it manages. Therefore, such officers and employees devoted and will devote the amount of time that they think is necessary to conduct our business, which may not be the same amount of time that would be devoted to us if we had separate officers and employees.

Our Manager and its affiliates will receive expense reimbursements and substantial fees from us and those reimbursements and fees are likely to exceed the income portion of distributions made to you during our early years.

Before making any distributions to you and our members, we will reimburse our Manager and its affiliates for expenses incurred on our behalf, and pay our Manager and its affiliates substantial fees, for our organization, selling our Shares and acquiring, managing, and realizing our investments for us. The expense reimbursements and fees of our Manager and its affiliates were established by our Manager in compliance with the NASAA Guidelines (the North American Securities Administrators Association guidelines for publicly offered, finite-life equipment leasing and finance funds) in effect on the date of our prospectus, are not based on arm’s-length negotiations, but are subject to the limitations set forth in our LLC Agreement. Nevertheless, the amount of these expense reimbursements and fees is likely to exceed the income portion of distributions made to you in our early years.

In general, expense reimbursements and fees are paid without regard to the amount of our cash distributions to you and our other members, and regardless of the success or profitability of our operations. Some of those fees and expense reimbursements will be required to be paid as we acquire our portfolio and we may pay other expenses, such as accounting and interest expenses, costs for supplies, etc., even though we may not yet have begun to receive revenues from all of our investments. This lag between the time when we must pay fees and expenses and the time when we receive revenues may result in losses to us during our early years, which our Manager believes is typical for a start-up company such as us.

Furthermore, we are likely to borrow a significant portion of the purchase price of our investments. This use of indebtedness should permit us to make more investments than if borrowings were not utilized. As a consequence, we will pay greater fees to our Manager than if no indebtedness were incurred because management and acquisition fees are based upon the gross payments earned or receivable from, or the purchase price (including any indebtedness incurred) of, our investments. Also, our Manager will determine the amount of cash reserves that we will maintain for future expenses, contingencies or investments. The reimbursement of expenses, payment of fees or creation of reserves could adversely affect our ability to make distributions to you and our other members.

Our Manager may have difficulty managing its growth, which may divert its resources and limit its ability to expand its operations successfully.

The amount of assets that our Manager manages has grown substantially since our Manager was formed in 1985 and our Manager and its affiliates intend to continue to sponsor and manage, as applicable, funds similar to us that may be concurrent with us and they expect to experience further growth in their respective assets under management. Our Manager’s future success will depend on the ability of its and its affiliates’ officers and key employees to implement and improve their operational, financial and management controls, reporting systems and procedures, and manage a growing number of assets and investment funds. They, however, may not implement improvements to their management information and control systems in an efficient or timely manner and they may discover deficiencies in their existing systems and controls. Thus, our Manager’s anticipated growth may place a strain on its administrative and operations infrastructure, which could increase its costs and reduce its efficiency and could negatively impact our operations, business and financial condition.

Operational risks may disrupt our business and result in losses.

We may face operational risk from errors made in the execution, confirmation or settlement of transactions. We may also face operational risk from our transactions not being properly recorded, evaluated or accounted for. We rely heavily on our Manager’s financial, accounting, and other software systems. If any of these systems fail to operate properly or become disabled, we could suffer financial loss and a disruption of our business.  In addition, we are highly dependent on our Manager’s information systems and technology. There can be no assurance that these information systems and technology will be able to accommodate our Manager’s growth or that the cost of maintaining such systems will not increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.  Furthermore, we depend on the headquarters of our Manager, which is located in New York City, for the operation of our business. A disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, may have an adverse impact on our ability to continue to operate our business without interruption that could have a material adverse effect on us. Although we have disaster recovery programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for any losses.  Finally, we rely on third-party service providers for certain aspects of our business, including certain accounting and financial services. Any interruption or deterioration in the performance of these third parties could impair the quality of our operations and could adversely affect our business and result in losses.

Our internal controls over financial reporting may not be effective or our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

Our Manager is required to evaluate our internal controls over financial reporting in order to allow management to report on, and if and when required, our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC thereunder, which we refer to as “Section 404.” During the course of testing, our Manager may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and the achievement of our investment objectives.

We are subject to certain reporting requirements and are required to file certain periodic reports with the SEC.

We are subject to reporting requirements under the Securities Exchange Act of 1934, including the filing of quarterly and annual reports. Prior public funds sponsored by our Manager have been and are subject to the same requirements. Some of these funds have been required to amend previously filed reports to, among other things, restate the audited or unaudited financial statements filed in such reports. As a result, the prior funds have been delinquent in filing subsequent quarterly and annual reports when they became due. If we experience delays in the filing of our reports, our investors may not have access to timely information concerning us, our operations, and our financial results.

Your ability to institute a cause of action against our Manager and its affiliates is limited by our LLC Agreement.

Our LLC Agreement provides that neither our Manager nor any of its affiliates will have any liability to us for any loss we suffer arising out of any action or inaction of our Manager or an affiliate if our Manager or affiliate determined, in good faith, that the course of conduct was in our best interests and did not constitute negligence or misconduct. As a result of these provisions in our LLC Agreement, your right to institute a cause of action against our Manager may be more limited than it would be without these provisions.

Business Risks

Our business could be hurt by economic downturns.

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. A decline in economic activity in the United States or internationally could materially affect our financial condition and results of operations. The equipment leasing and financing industry is influenced by factors such as interest rates, inflation, employment rates and other macroeconomic factors over which we have no control. Any decline in economic activity as a result of these factors typically results in a decrease in the number of transactions in which we participate and in our profitability.

Uncertainties associated with the equipment leasing and financing industry may have an adverse effect on our business and may adversely affect our ability to give you any economic return from our Shares or a complete return of your capital.

There are a number of uncertainties associated with the equipment leasing and financing industry that may have an adverse effect on our business and may adversely affect our ability to make cash distributions to you that will, in total, be equal to a return of all of your capital, or provide for any economic return from our Shares. These include:

•	fluctuations in demand for equipment and fluctuations in interest rates and inflation rates;
•	fluctuations in the availability and cost of credit for us to borrow to make and/or realize on some of our investments;
•	the continuing economic life and value of equipment at the time our investments mature;
•	the technological and economic obsolescence of equipment;
•	potential defaults by lessees, borrowers or other counterparties;
•	supervision and regulation by governmental authorities; and
•	increases in our expenses, including taxes and insurance expenses.

The risks and uncertainties associated with the industries of our lessees, borrowers, and other counterparties may indirectly affect our business, operating results and financial condition.

We are indirectly subject to a number of uncertainties associated with the industries of our lessees, borrowers, and other counterparties. We invest in a pool of equipment by, among other things, acquiring equipment subject to lease, purchasing equipment and leasing equipment to third-party end users, financing equipment for third-party end users, acquiring ownership rights to items of leased equipment at lease expiration, and acquiring interests or options to purchase interests in the residual value of equipment. The lessees, borrowers, and other counterparties to these transactions operate in a variety of industries. As such, we are indirectly subject to the various risks and uncertainties that affect our lessees’, borrowers’, and other counterparties’ businesses and operations. If such risks or uncertainties were to affect our lessees, borrowers, or other counterparties, we may indirectly suffer a loss on our investment, lose future revenues or experience adverse consequences to our business, operating results and financial condition.

Instability in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to meet our investment objectives.

If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for some of our investments. Recently, domestic and international financial markets have experienced unusual volatility and uncertainty. If this volatility and uncertainty persists, our ability to borrow to finance the acquisition of some of our investments could be significantly impacted. If we are unable to borrow on terms and conditions that we find acceptable, we may have to reduce the number of and possibly limit the type of investments we will make, and the return on some of the investments we do make could be lower. All of these events could have a material adverse effect on our results of operations, financial condition and ability to meet our investment objectives.

Because we borrowed and may in the future borrow money to make our investments, losses as a result of lessee, borrower or other counterparty defaults may be greater than if such borrowings were not incurred.

Although we acquired some of our investments for cash, we borrowed and may in the future borrow a substantial portion of the purchase price of certain of our investments. While we believe the use of leverage will result in us being able to make more investments with less risk than if leverage is not utilized, there can be no assurance that the benefits of greater size and diversification of our portfolio will offset the heightened risk of loss in an individual investment using leverage.  With respect to non-recourse borrowings, if we are unable to pay our debt service obligations because a lessee, borrower or other counterparty defaults, a lender could foreclose on the investment securing the non-recourse indebtedness. This could cause us to lose all or part of our investment or could force us to meet debt service payment obligations so as to protect our investment subject to such indebtedness and prevent it from being subject to repossession.  Additionally, while the majority of our borrowings are non-recourse, we are jointly and severally liable for recourse indebtedness incurred under a revolving line of credit facility with California Bank & Trust (“CB&T”) that is secured by certain of our assets that are not otherwise pledged to other lenders. CB&T has a security interest in such assets and the right to sell those assets to pay off the indebtedness if we default on our payment obligations.  This recourse indebtedness may increase our risk of loss because we must meet the debt service payment obligations regardless of the revenue we receive from the investment that is subject to such secured indebtedness.

Restrictions imposed by the terms of our indebtedness may limit our financial flexibility.

We, together with certain of our affiliates (entities sponsored and organized by our Manager), ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC (“Fund Nine”), ICON Income Fund Ten, LLC (“Fund Ten”) and ICON Leasing Fund Eleven, LLC (“Fund Eleven”), are party to the revolving line of credit agreement with CB&T.  The terms of that agreement could restrict us from paying distributions to our members if such payments would cause us not to be in compliance with our financial covenants in that agreement. For additional information on the terms of our credit agreement, see “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Guarantees made by the guarantors of some of our lessees, borrowers and other counterparties may be voided under certain circumstances and we may be required to return payments received from such guarantors.

Under federal bankruptcy law and comparable provisions of State fraudulent transfer laws, a guarantee could be voided, or claims in respect of a guarantee could be subordinated to all other debts of that guarantor if, among other things, the guarantor, at the time it incurred the indebtedness evidenced by its guarantee:

•	received less than reasonably equivalent value or fair consideration for the incurrence of such guarantee; and
•	was insolvent or rendered insolvent by reason of such incurrence; or
•	was engaged in a business or transaction for which the guarantor’s remaining assets constituted unreasonably small capital; or
•	intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.

In addition, any payment by that guarantor pursuant to its guarantee could be voided and required to be returned to the guarantor, or to a fund for the benefit of the creditors of the guarantor.

The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a guarantor would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets;
•
if the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.

We cannot assure you as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard. We also can not make any assurances as to the standards that courts in foreign jurisdictions may use or that courts in foreign jurisdictions will take a position similar to that taken in the United States.

If the value of our investments declines more rapidly than we anticipate, our financial performance may be adversely affected.

A significant part of the value of a significant portion of the equipment that we invest in is expected to be the potential value of the equipment once the lease term expires (with respect to leased equipment) or when our interests in or options to purchase interests in the residual value of equipment mature. Generally, equipment is expected to decline in value over its useful life. In making these types of investments, we assume a residual value for the equipment at the end of the lease or other investment that, at maturity, is expected to be enough to return the cost of our investment in the equipment and provide a rate of return despite the expected decline in the value of the equipment over the term of the investment. However, the actual residual value of the equipment at maturity and whether that value meets our expectations will depend to a significant extent upon the following factors, many of which are beyond our control:

•	our ability to acquire or enter into agreements that preserve or enhance the relative value of the equipment;
•	our ability to maximize the value of the equipment at maturity of our investment;
•	market conditions prevailing at maturity;
•	the cost of new equipment at the time we are remarketing used equipment;
•	the extent to which technological or regulatory developments reduce the market for such used equipment;
•	the strength of the economy; and
•	the condition of the equipment at maturity.

We cannot assure you that our assumptions with respect to value will be accurate or that the equipment will not lose value more rapidly than we anticipate.

If equipment is not properly maintained, its residual value may be less than expected.

If a lessee or other counterparty fails to maintain equipment in accordance with the terms of our agreements, we may have to make unanticipated expenditures to repair the equipment in order to protect our investment. In addition, some of the equipment we invest in is used equipment. While we plan to inspect most used equipment prior to making an investment, there is no assurance that an inspection of used equipment prior to purchasing it will reveal any or all defects and problems with the equipment that may occur after it is acquired by us.

We typically obtain representations from the sellers and lessees of used equipment that:

•	the equipment has been maintained in compliance with the terms of applicable agreements;
•	that neither the seller nor the lessee, is in violation of any material terms of such agreements; and
•
the equipment is in good operating condition and repair and that, with respect to leases, the lessee has no defenses to the payment of rent for the equipment as a result of the condition of such equipment.

We would have rights against the seller of equipment for any losses arising from a breach of representations made to us and against the lessee for a default under the lease. However, we cannot assure you that these rights will make us whole with respect to our entire investment in the equipment or our expected returns on the equipment, including legal costs, costs of repair and lost revenue from the delay in being able to sell or re-lease the equipment due to undetected problems or issues. These costs and lost revenue could negatively affect our liquidity and cash flows, and could negatively affect our profitability if we are unable to recoup such costs from the lessee or other third parties.

If a lessee, borrower or other counterparty defaults on its obligations to us, we could incur losses.

We enter into transactions with parties that have senior debt rated below investment grade or no credit rating. We do not require such parties to have a minimum credit rating. Lessees, borrowers, and other counterparties with such lower or no credit ratings may default on payments to us more frequently than lessees, borrowers or other counterparties with higher credit ratings. For example, if a lessee does not make lease payments to us or to a lender on our behalf or a borrower does not make loan payments to us when due, or violates the terms of its contract in another important way, we may be forced to terminate our agreements with such parties and attempt to recover the equipment. We may do this at a time when we may not be able to arrange for a new lease or to sell our investment right away, if at all. We would then lose the expected revenues and might not be able to recover the entire amount or any of our original investment. The costs of recovering equipment upon a lessee’s or borrower’s default, enforcing the obligations under the contract, and transporting, storing, repairing, and finding a new lessee or purchaser for the equipment may be high and may negatively affect the value of our investment in the equipment. These costs could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

If a lessee, borrower or other counterparty files for bankruptcy, we may have difficulty enforcing the terms of the contract and may incur losses.

If a lessee, borrower or other counterparty files for protection under the bankruptcy laws, the remaining term of the lease, loan or other financing contract could be shortened or the contract could be rejected by the bankruptcy court, which could result in, among other things, any unpaid pre-bankruptcy lease, loan or other contractual payments being cancelled as part of the bankruptcy proceeding. We may also experience difficulties and delays in recovering equipment from a bankrupt lessee or borrower that is involved in a bankruptcy proceeding or has been declared bankrupt by a bankruptcy court. If a contract is rejected in a bankruptcy, we would bear the cost of retrieving and storing the equipment and then have to remarket such equipment. In addition, the bankruptcy court would treat us as an unsecured creditor for any amounts due under the lease, loan or other contract. These costs and lost revenues could also negatively affect our liquidity and cash flows and could negatively affect our profitability.

We may invest in options to purchase equipment that could become worthless if the option grantor files for bankruptcy.

We may acquire options to purchase equipment, usually for a fixed price at a future date. In the event of a bankruptcy by the party granting the option, we might be unable to enforce the option or recover the option price paid, which could negatively affect our profitability.

Investing in equipment in foreign countries may be riskier than domestic investments and may result in losses.

We made and may in the future make investments in equipment for use by domestic or foreign parties outside of the United States. We may have difficulty enforcing our rights under foreign transaction documents. In addition, we may have difficulty repossessing equipment if a foreign party defaults and enforcement of our rights outside the United States could be more expensive. Moreover, foreign jurisdictions may confiscate our equipment. Use of equipment in a foreign country will be subject to that country’s tax laws, which may impose unanticipated taxes. While we seek to require lessees, borrowers, and other counterparties to reimburse us for all taxes imposed on the use of the equipment and require them to maintain insurance covering the risks of confiscation of the equipment, we cannot assure you that we will be successful in doing so or that insurance reimbursements will be adequate to allow for recovery of and a return on foreign investments.

In addition, we invest in equipment that may travel to or between locations outside of the United States. Regulations in foreign countries may adversely affect our interest in equipment in those countries. Foreign courts may not recognize judgments obtained in U.S. courts and different accounting or financial reporting practices may make it difficult to judge the financial viability of a lessee, borrower or other counterparty, heightening the risk of default and the loss of our investment in such equipment, which could have a material adverse effect on our results of operations and financial condition.

In addition to business uncertainties, our investments may be affected by political, social, and economic uncertainty affecting a country or region. Many financial markets are not as developed or as efficient as those in the U.S. and, as a result, liquidity may be reduced and price volatility may be higher. The legal and regulatory environment may also be different, particularly with respect to bankruptcy and reorganization. Financial accounting standards and practices may also differ and there may be less publicly available information with respect to such companies. While our Manager considers these factors when making investment decisions, no assurance can be given that we will be able to fully avoid these risks or generate sufficient risk-adjusted returns.

We could incur losses as a result of foreign currency fluctuations.

We have the ability to invest in equipment where payments to us are not made in U.S. dollars. In these cases, we may then enter into a contract to protect these payments from fluctuations in the currency exchange rate. These contracts, known as hedge contracts, would allow us to receive a fixed number of U.S. dollars for any fixed, periodic payments due under the transactional documents even if the exchange rate between the U.S. dollar and the currency of the transaction changes over time. If the payments to us were disrupted due to default by the lessee, borrower or other counterparty, we would try to continue to meet our obligations under the hedge contract by acquiring the foreign currency equivalent of the missed payments, which may be available at unfavorable exchange rates. If a transaction is denominated in a major foreign currency such as the pound sterling, which historically has had a stable relationship with the U.S. dollar, we may consider hedging to be unnecessary to protect the value of the payments to us, but our assumptions concerning currency stability may turn out to be incorrect. Our investment returns could be reduced in the event of unfavorable currency fluctuation when payments to us are not made in U.S. dollars.

Furthermore, when we acquire a residual interest in foreign equipment, we may not be able to hedge our foreign currency exposure with respect to the value of such residual interests because the terms and conditions of such hedge contracts might not be in the best interests of our limited partners. Even with transactions requiring payments in U.S. dollars, the equipment may be sold at maturity for an amount that cannot be pre-determined to a buyer paying in a foreign currency. This could positively or negatively affect our income from such a transaction when the proceeds are converted into U.S. dollars.

Sellers of leased equipment could use their knowledge of the lease terms for gain at our expense.

We may acquire equipment subject to lease from leasing companies that have an ongoing relationship with the lessees. A seller could use its knowledge of the terms of the lease, particularly the end of lease options and date the lease ends, to compete with us. In particular, a seller may approach a lessee with an offer to substitute similar equipment at lease end for lower rental amounts. This may adversely affect our opportunity to maximize the residual value of the equipment and potentially negatively affect our profitability.

Investment in joint ventures may subject us to risks relating to our co-investors that could adversely impact the financial results of such joint ventures.

We have the ability to invest in joint ventures with other businesses our Manager sponsors and manages, as well as with unrelated third parties. Investing in joint ventures involves additional risks not present when acquiring leased equipment that will be wholly owned by us. These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture may be required to guarantee all of the joint venture’s obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with our investment objectives and want to manage the joint venture in ways that do not maximize our return. Among other things, actions by a co-investor might subject leases that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the joint owners control a joint venture, there might be a stalemate on decisions, including when to sell the equipment or the prices or terms of a lease. Finally, while we typically have the right to buy out the other joint owner’s interest in the equipment in the event of the sale, we may not have the resources available to do so. These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

We may not be able to obtain insurance for certain risks and would have to bear the cost of losses from non-insurable risks.

Equipment may be damaged or lost. Fire, weather, accidents, theft or other events can cause damage or loss of equipment. While our transaction documents generally require lessees and borrowers to have comprehensive insurance and assume the risk of loss, some losses, such as from acts of war, terrorism or earthquakes may either be uninsurable or not economically feasible to insure. Furthermore, not all possible liability claims or contingencies affecting equipment can be anticipated or insured against, and, if insured, the insurance proceeds may not be sufficient to cover a loss. If such a disaster occurs to the equipment, we could suffer a total loss of any investment in the affected equipment. In investing in some types of equipment, we may have been exposed to environmental tort liability. Although we use our best efforts to minimize the possibility and exposure of such liability including by means of attempting to obtain insurance, we cannot assure you that our assets will be protected against any such claims. These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

We could suffer losses from failure to maintain our equipment registration and from unexpected regulatory compliance costs.

Many types of transportation assets are subject to registration requirements by U.S. governmental agencies, as well as foreign governments if such equipment is to be used outside of the United States. Failing to register the equipment, or losing such registration, could result in substantial penalties, forced liquidation of the equipment and/or the inability to operate and lease the equipment. Governmental agencies may also require changes or improvements to equipment and we may have to spend our own funds to comply if the lessee, borrower or other counterparty is not required to do so under the transaction documents. These changes could force the equipment to be removed from service for a period of time. The terms of the transaction documents may provide for payment reductions if the equipment must remain out of service for an extended period of time or are removed from service. We may then have reduced income from our investment for this equipment. If we do not have the funds to make a required change, we might be required to sell the affected equipment. If so, we could suffer a loss on our investment, lose future revenues and experience adverse tax consequences.

If any of our investments become subject to usury laws, we could have reduced revenues or possibly a loss on such investments.

In addition to credit risks, we may be subject to other risks in equipment financing transactions in which we are deemed to be a lender. For example, equipment leases have sometimes been held by U.S. courts to be loan transactions subject to State usury laws, which limit the interest rate that can be charged. Uncertainties in the application of some laws may result in inadvertent violations that could result in reduced investment returns or, possibly, loss on our investment in the affected equipment. Although part of our business strategy is to enter into or acquire leases that we believe are structured so that they avoid being deemed loans, and would therefore not be subject to usury laws, we cannot assure you that we will be successful in doing so. If an equipment lease is held to be a loan with a usurious rate of interest, the amount of the lease payment could be reduced and adversely affect our revenue.

State laws determine what rates of interest are deemed usurious, when the applicable rate of interest is determined, and how it is calculated. In addition, some U.S. courts have also held that certain lease features, such as equity interests, constitute additional interest. Although we generally seek assurances and/or opinions to the effect that our transactions do not violate applicable usury laws, a finding that our transactions violate usury laws, the interest obligation to us could be declared void and we could be liable for damages and penalties under applicable law. We cannot assure you as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard. We also cannot make any assurances as to the standards that courts in foreign jurisdictions may use or that courts in foreign jurisdictions will take a position similar to that taken in the United States.

We compete with a variety of financing sources for our investments, which may affect our ability to achieve our investment objectives.

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include other equipment leasing and finance funds, hedge funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and finance industry.  We compete primarily on the basis of pricing, terms and structure.  To the extent that our competitors compete aggressively on any combination of those factors, we could fail to achieve our investment objectives.

Some of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than either we or our Manager and its affiliates have.  For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us.  A lower cost of funds could enable a competitor to offer financing at rates that are less than ours, potentially forcing us to lower our rates or lose potential lessees, borrowers or other counterparties.  In addition, our competitors may have been and/or are in a position to offer equipment to prospective customers on other terms that are more favorable than those that we can offer or that we will be able to offer when liquidating our portfolio, which may affect our ability to make investments and may affect our ability to liquidate our portfolio, in each case, in a manner that would enable us to achieve our investment objectives.

General Tax Risks

If the IRS classifies us as a corporation rather than a partnership, your distributions would be reduced under current tax law.

We did not and will not apply for an IRS ruling that we will be classified as a partnership for federal income tax purposes. Although counsel rendered an opinion to us that we will be taxed as a partnership and not as a corporation, that opinion is not binding on the IRS and the IRS has not ruled on any federal income tax issue relating to us. If the IRS successfully contends that we should be treated as a corporation for federal income tax purposes rather than as a partnership, then:

•	our realized losses would not be passed through to you;
•	our income would be taxed at tax rates applicable to corporations, thereby reducing our cash available to distribute to you; and
•	your distributions would be taxed as dividend income to the extent of current and accumulated earnings and profits.

In addition, we could be taxed as a corporation if we are treated as a publicly traded partnership by the IRS. To minimize this possibility, our LLC Agreement places significant restrictions on your ability to transfer our Shares.

We could lose cost recovery or depreciation deductions if the IRS treats our leases as sales or financings.

We expect that, for federal income tax purposes, we will be treated as the owner and lessor of the equipment that we lease. However, the IRS may challenge the leases and instead assert that they are sales or financings. If the IRS determines that we are not the owner of our leased equipment, we would not be entitled to cost recovery, depreciation or amortization deductions, and our leasing income might be deemed to be portfolio income instead of passive activity income. The denial of such cost recovery or amortization deductions could cause your tax liabilities to increase.

Our investments in secured loans will not give rise to depreciation or cost recovery deductions and may not be offset against our passive activity losses.

We expect that, for federal income tax purposes, we will not be treated as the owner and lessor of the equipment that we invest in through our lending activities. Based on our expected level of activity with respect to these types of financings, we expect that the IRS will treat us as being in the trade or business of lending. Generally, trade or business income can be considered passive activity income. However, because we expect that the source of funds we lend to others will be the capital contributed by our members and the funds generated from our operations (rather than money we borrow from others), you may not be able to offset your share of our passive activity losses from our leasing activities with your share of our interest income from our lending activities. Instead, your share of our interest income from our lending activities would be taxed as portfolio income.

You may incur tax liability in excess of the cash distributions you receive in a particular year.

In any particular year, your tax liability from owning our Shares may exceed the cash distributions you receive from this investment. While we expect that your net taxable income from owning our Shares for most years will be less than your cash distributions in those years, to the extent any of our debt is repaid with income or proceeds from equipment sales, taxable income could exceed the amount of cash distributions you receive in those years. Additionally, a sale of our investments may result in taxes in any year that are greater than the amount of cash from the sale, resulting in a tax liability in excess of cash distributions. Additionally, due to the operation of the various loss disallowance rules, in a given tax year you may have taxable income when, on a net basis, we have a loss, or you may recognize a greater amount of taxable income than our net income because, due to a loss disallowance, income from some of our activities cannot be offset by losses from some of our other activities.

You may be subject to greater income tax obligations than originally anticipated due to special depreciation rules.

We may acquire equipment subject to lease that the Internal Revenue Code requires us to depreciate over a longer period than the standard depreciation period. Similarly, some of the equipment that we purchase may not be eligible for accelerated depreciation under the Modified Accelerated Costs Recovery System, which was established by the Tax Reform Act of 1986 to set forth the guidelines for accelerated depreciation under the Internal Revenue Code. Further, if we acquire equipment that the Internal Revenue Code deems to be tax-exempt use property and the leases do not satisfy certain requirements, losses attributable to such equipment are suspended and may be deducted only against income we receive from such equipment or when we dispose of such equipment. Depending on the equipment that we acquire and its eligibility for accelerated depreciation under the Internal Revenue Code, we may have less depreciation deductions to offset gross lease revenue, thereby increasing our taxable income.

There are limitations on your ability to deduct our losses.

Your ability to deduct your share of our losses is limited to the amounts that you have at risk from owning our Shares. This is generally the amount of your investment, plus any profit allocations and minus any loss allocation and distributions. This determination is further limited by a tax rule that applies the at-risk-rules on an activity by activity basis, further limiting losses from a specific activity to the amount at risk in that activity. Based on the tax rules, we expect that we will have multiple activities for purposes of the at-risk rules. Specifically, our lending activities must be analyzed separately from our leasing activities, and our leasing activities must be further divided into separate year-by-year groups according to the tax year the equipment is placed in service. As such, you cannot aggregate income and loss from our separate activities for purposes of determining your ability to deduct your share of our losses under the at-risk rules.

Additionally, your ability to deduct losses attributable to passive activities is restricted. Some of our operations will constitute passive activities and you can only use our losses from such activities to offset passive activity income in calculating tax liability. Furthermore, passive activity losses may not be used to offset portfolio income. As stated above, we expect our lending activities to generate portfolio income from the interest we receive, even though we expect the income to be attributable to a lending trade or business. However, we expect any gains or losses we recognize from those lending activities to be associated with a trade or business and generally allowable as either passive activity income or loss, as applicable.

The IRS may allocate more taxable income to you than our LLC Agreement provides.

The IRS might successfully challenge our allocations of taxable income or losses. If so, the IRS would require reallocation of our taxable income and loss, resulting in an allocation of more taxable income or less loss to you than our LLC Agreement allocates.

If you are a tax-exempt organization, you will have unrelated business taxable income from this investment.

Tax-exempt organizations are subject to income tax on unrelated business taxable income (“UBTI”). Such organizations are required to file federal income tax returns if they have UBTI from all sources in excess of $1,000 per year. Our leasing income will constitute UBTI. Furthermore, tax-exempt organizations in the form of charitable remainder trusts will be subject to an excise tax equal to 100% of their UBTI. Thus, an investment in our Shares may not be appropriate for a charitable remainder trust and such entities should consult their own tax advisors with respect to an investment in our Shares.

To the extent that we borrow money in order to finance our lending activities, a portion of our income from such activities will be treated as attributable to debt-financed property and, to the extent so attributable, will constitute UBTI. We presently do not expect to finance our lending activities with borrowed funds. Nevertheless, the debt-financed UBTI rules are broad and there is much uncertainty in determining when, and to the extent which, property should be considered debt-financed. Thus, the IRS might assert that a portion of the assets we acquire as part of our lending activities are debt-financed property generating UBTI, especially with regard to any indebtedness we incur to fund working capital at a time when we hold loans we have acquired or made to others. If the IRS were to successfully assert that debt we believed should have been attributed to our leasing activities should instead be attributed to our lending activities, the amount of our income that constitutes UBTI would be increased.

This investment may cause you to pay additional taxes.

You may be required to pay alternative minimum tax in connection with owning our Shares, since you will be allocated a proportionate share of our tax preference items. Our Manager’s operation of our business affairs may lead to other adjustments that could also increase your alternative minimum tax. In addition, the IRS could take the position that all or a portion of our lending activities are not a trade or business, but rather an investment activity. If all or a portion of our lending activities are not considered to be a trade or business, then a portion of our management fees could be considered investment expenses rather than trade or business expenses. To the extent that a portion of our fees are considered investment expenses, they are not deductible for alternative minimum tax purposes and are subject to a limitation for regular tax purposes. Alternative minimum tax is treated in the same manner as the regular income tax for purposes of making estimated tax payments.

You may incur State tax and foreign tax liabilities and have an obligation to file State or foreign tax returns.

You may be required to file tax returns and pay foreign, State or local taxes, such as income, franchise or personal property taxes, as a result of an investment in our Shares, depending upon the laws of the jurisdictions in which the equipment that we own is located.

Any adjustment to our tax return as a result of an audit by the IRS may result in adjustment to your tax return.

If we adjust our tax return as a result of an IRS audit, such adjustment may result in an examination of other items in your returns unrelated to us, or an examination of your tax returns for prior years. You could incur substantial legal and accounting costs in contesting any challenge by the IRS, regardless of the outcome. Further, because you will be treated for federal income tax purposes as a partner in a partnership by investing in our Shares, an audit of our tax return could potentially lead to an audit of your individual tax return. Finally, under certain circumstances, the IRS may automatically adjust your personal return without the opportunity for a hearing if it adjusts our tax return.

Some of the distributions on our Shares will be a return of capital, in whole or in part, which will complicate your tax reporting and could cause unexpected tax consequences at liquidation.

As we depreciate our investments in leased equipment over the term of our existence and/or borrowers repay the loans we make to them, it is very likely that a portion of each distribution to you will be considered a return of capital, rather than income. Therefore, the dollar amount of each distribution should not be considered as necessarily being all income to you. As your capital in our Shares is reduced for tax purposes over the life of your investment, you will not receive a lump sum distribution upon liquidation that equals the purchase price you paid for our Shares, such as you might expect if you had purchased a bond. Also, payments made upon our liquidation will be taxable to the extent that such payments are not a return of capital.

As you receive distributions throughout the life of your investment, you will not know at the time of the distribution what portion of the distribution represents a return of capital and what portion represents income. The Schedule K-1 statement you received and continue to receive from us each year will specify the amounts of capital and income you received throughout the prior year.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5. Market for the Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our Shares are not publicly traded and there is no public market for our Shares. It is unlikely that any such market will develop.

Number of Members
Title of Class	as of February 28, 2009
Manager (as a member)	1
Additional members	7,097

We, at our Manager’s discretion, pay monthly distributions to each of our members beginning the first month after each member is admitted through the end of our operating period, which we currently anticipate will be in May 2014.  We paid distributions to additional members totaling $18,112,606 for the period from the Commencement of Operations through December 31, 2008.  Additionally, we paid our Manager distributions of $183,001 for the period from the Commencement of Operations through December 31, 2008. The terms of our loan agreement with CB&T could restrict us from paying cash distributions to our members if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to participate in the offering and sale of Shares pursuant to the offering or to participate in any future offering of our Shares, we are required pursuant to FINRA Rule 2810(b)(5) to disclose in each annual report distributed to our members a per Share estimated value of our Shares, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Manager prepares statements of our estimated Share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act (“ERISA”) in the preparation of their reports relating to an investment in our Shares.  For these purposes, the estimated value of our Shares is deemed to be $1,000 per Share as of December 31, 2008.  This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose.  Because this is only an estimate, we may subsequently revise this valuation.

During the offering of our Shares, the value of our Shares is estimated to be the offering price of $1,000 per Share (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds.  Our Shares are currently being offered and no special distribution of net sales proceeds has been made, therefore, the value of our Shares is estimated to be $1,000 per Share.

Following the termination of the offering of our Shares, the estimated value of our Shares is based on the estimated amount that a holder of a Share would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the members upon liquidation.  To estimate the amount that our members would receive upon such liquidation, we calculated the sum of:  (i) the unpaid finance lease and note receivable payments on our existing finance leases and notes receivable, discounted at the implicit yield for each such transaction, (ii) the fair market value of our operating leases, equipment held for sale or lease, and other assets, as determined by the most recent third-party appraisals we have obtained for certain assets or our Manager’s  estimated values of certain other assets, as applicable, and (iii) our cash on hand.  From this amount, we then subtracted our total debt outstanding and then divided that sum by the total number of Shares outstanding.

The foregoing valuation is an estimate only.  The appraisals that we obtained and the methodology utilized by our management in estimating our per Share value were subject to various limitations and were based on a number of assumptions and estimates that may or may not be accurate or complete. No liquidity discounts or discounts relating to the fact that we are currently externally managed were applied to our estimated per Share valuation, and no attempt was made to value us as an enterprise.

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of our Shares or our assets. Except for independent third-party appraisals of certain assets, no independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our Shares at this time and none is expected to develop, there can be no assurance that members could receive $1,000 per Share if such a market did exist and they sold their Shares or that they will be able to receive such amount for their Shares in the future. Furthermore, there can be no assurance:

•
as to the amount members may actually receive if and when we seek to liquidate our assets or the amount of lease and note receivable payments and asset disposition proceeds we will actually receive over our remaining term; the total amount of distributions our members may receive may be less than $1,000 per Share primarily due to the fact that the funds initially available for investment were reduced from the gross offering proceeds in order to pay selling commissions, underwriting fees, organizational and offering expenses, and acquisition or formation fees;

•	that the foregoing valuation, or the method used to establish value, will satisfy the technical requirements imposed on plan fiduciaries under ERISA; or
•
that the foregoing valuation, or the method used to establish value, will not be subject to challenge by the Internal Revenue Services if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the current value of the Shares.

The repurchase price we offer in our repurchase plan utilizes a different methodology than that which we use to determine the current value of our Shares for the ERISA and FINRA purposes described above and, therefore, the $1,000 per Share does not reflect the amount that a member would currently receive under our repurchase plan.  In addition, there can be no assurance that you will be able to redeem your Shares under our repurchase plan.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2008	2007
Total revenue (a)	$29,346,502	$4,830,315
Net income (b)	$5,942,580	$116,852
Net income allocable to the additional members	$5,883,154	$115,683
Net income allocable to the Manager	$59,426	$1,169

Weighted average number of additional shares of
limited liability company interests outstanding	181,777	47,186
Net income per weighted average additional share of
limited liability company interests	$32.36	$2.45
Distributions to additional members	$16,072,151	$2,040,455
Distributions per weighted average additional share of
limited liability company interests	$88.42	$43.24
Distributions to the Manager	$162,440	$20,561

	December 31,
	2008	2007	2006
Total assets (c)	$439,493,664	$114,242,189	$2,000
Notes payable (d)	$162,575,068	$22,480,270	$-
Members' equity (e)	$223,487,730	$79,289,609	$2,000

(a)
In 2008, our total revenue increased $24,516,187 from 2007 primarily because of our acquisitions of the marine vessels, telecommunications equipment, coal-mining equipment and manufacturing equipment, which resulted in an increase in total rental and finance income of approximately $12,094,000. Contributing to this increase was the full-year recognition of rental and finance income of approximately $10,033,000 from our 2007 acquisitions of our interest in a marine vessel and telecommunications equipment.

(b)
In 2008, our net income increased $5,825,728 from 2007 because of the increase in rental and finance income resulting from our acquisitions of marine vessels, telecommunications equipment, coal-mining equipment and manufacturing equipment, which was primarily offset by the recognition of depreciation and amortization expense associated with the assets acquired.

(c)
In 2008, our total assets increased $325,251,475 from 2007 primarily because of our acquisitions of marine vessels, telecommunications equipment, coal-mining equipment and manufacturing equipment of approximately $248,825,000. In addition, we invested in two notes receivable transactions for approximately $53,539,000.

(d)
In 2008, our non-recourse debt increased $140,094,798 from 2007 because of the non-recourse debt agreements entered into in connection with our acquisitions of marine vessels for approximately $148,700,000, which was partially offset by approximately $8,605,000 in repayment.

(e)
In 2008, our members' equity increased $144,198,121 from 2007 primarily because of the net proceeds received from our equity raise of approximately $159,892,000, which was partially offset by distributions paid to our members of approximately $16,235,000 .

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

Overview

We operate as an equipment leasing and finance program in which the capital our members invested is pooled together to make investments, pay fees and establish a small reserve.  We primarily engage in the business of purchasing equipment and leasing it to third-party end users, equipment financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases will be acquired for cash and are expected to provide current cash flow, which we refer to as “income” leases.  For our other equipment leases, we finance the majority of the purchase price through borrowings from third parties.  We refer to these leases as “growth” leases. These growth leases will generate little or no current cash flow because substantially all of the rental payments received from the lessee are used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price.

Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our LLC Agreement. We are currently in our offering period.  The minimum offering of $1,200,000 was achieved on May 25, 2007, the Commencement of Operations. From the Commencement of Operations through December 31, 2008, we have raised total equity of $273,127,131. Investors from the Commonwealth of Pennsylvania could not be admitted until we raised total equity of $20,000,000. The $20,000,000 minimum offering for Pennsylvania was achieved on July 13, 2007. We expect to invest most of the net proceeds from our offering in equipment leases and other financing transactions. After the close of our offering period, we will enter our operating period, during which we will make additional investments from the cash generated from our initial investments to the extent that the cash is not needed for expenses, reserves and distributions to members.

Current Business Environment and Outlook

As discussed in “Competition” in Item 1 above, the commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region.  We compete primarily on the basis of pricing, terms and structure, particularly on structuring flexible, responsive, and customized financing solutions for our customers. Our investments are often made directly rather than through competition in the open market. This approach limits the competition for our typical investment, which may enhance returns. We believe our investment model may represent the best way for individual investors to participate in investing in business-essential equipment. Nevertheless, to the extent that our competitors compete aggressively on any combination of the foregoing factors, we could fail to achieve our investment objectives.

In the second half of the twentieth century, financing became one of the most popular methods by which domestic and many global businesses satisfied their capital equipment needs.  We believe that domestic and, as global finance markets continue to develop, global equipment leasing and financing volume is correlated to overall business investments in equipment. According to the 2007 − 2008 U.S. Equipment Finance Market Study, which was prepared by Global Insight, Inc., a global forecasting company, and the Equipment Leasing and Finance Foundation, a non-profit foundation dedicated to providing research regarding the equipment leasing and finance industry, total domestic business investment in equipment and software has increased annually from approximately $868 billion in 2002 to approximately $1,088 billion in 2006, with total investments of approximately $1,106 billion estimated for 2007. Similarly, during the same period, total domestic equipment leasing and financing volume increased from approximately $483 billion in 2002 to approximately $598 billion in 2006, with financing volume of approximately $625 billion estimated for 2007. In 2008, domestic business investment in equipment and software is forecasted to reach an estimated $1,159 billion with a corresponding increase in equipment leasing and finance volume to an estimated $657 billion.

As illustrated above, approximately 53% to 57% of all domestic business investment in equipment and software was financed. Global Insight estimates that approximately 56.5% of such investment during 2007 was financed, up from approximately 55% during 2006. In particular, Global Insight estimates, based on the latest full year information available, that lease financing represented approximately 17% and term loans represented approximately 9% of equipment and software financing in 2007, while line of credit financing represented approximately 29% of equipment and software financing in 2007, of which more than 50% was interim financing.

According to the World Leasing Yearbook 2009, which was published by Euromoney Institutional Investor PLC, global equipment leasing volume has increased annually from approximately $462 billion in 2002 to approximately $760 billion in 2007.  The most significant source of that increase was due to increased volume in Europe, Asia, and South America.  For example, during the same period, total equipment leasing volume in Europe increased from approximately $162 billion in 2002 to approximately $367 billion in 2007, total equipment leasing volume in Asia increased from approximately $71 billion in 2002 to approximately $119 billion in 2007, and total equipment leasing volume in South America increased from approximately $3 billion in 2002 to approximately $41 billion in 2007.  We believe that global business investment in equipment, and global equipment financing volume, has increased as well during the same period.

The volume of equipment financing typically reflects general economic conditions. As the economy slows or builds momentum, the demand for productive equipment generally slows or builds and equipment financing volume generally decreases or increases. The economy in the United States experienced a downturn from 2001 through 2003, resulting in a decrease in equipment leasing and financing volume during that period. Since then, the economy in the United States, including business investment in equipment and equipment leasing financing volume, had recovered as noted above.

In general, the global credit markets have deteriorated significantly over the past year.  The U.S. economy entered into a recession in December 2007 and the global credit markets continue to experience dislocation and tightening.  Recent statistical data on the domestic leasing market provided by the Equipment Leasing and Finance Association, a trade association representing financial services companies and manufacturers in the U.S. equipment finance sector and an affiliate of the Equipment Leasing and Finance Foundation, indicates that domestic equipment leasing volume has generally deteriorated over the past year.

A significant portion of the statistical data regarding the equipment leasing market’s performance, however, is provided by the leasing divisions of commercial and industrial banks, large independent leasing and finance companies, and captive and vendor leasing and finance companies. These institutions (i) generally provide financing to companies seeking to lease small ticket and micro ticket equipment, (ii) use credit scoring methodologies to underwrite a lessee’s creditworthiness, and (iii) rely heavily on the issuance of commercial paper and/or lines of credit from other financial institutions to finance new business. Our investment objectives and strategy, on the other hand, (i) focus on financing middle- to large-ticket, business-essential equipment and other capital assets, (ii) we generally underwrite and structure such financing in a manner similar to providers of senior indebtedness (i.e., our underwriting includes both creditworthiness and asset due diligence and considerations and our structuring often includes guarantees, equity pledges, warrants, liens on related assets, etc.), and (iii) we are not reliant on receiving outside financing through the issuance of commercial paper or from lines of credit to finance new business or meet our investment objectives. Accordingly, the performance of the overall equipment leasing market is not directly correlated to our performance and our Manager does not expect that there will be any material adverse impact on the demand for equipment (and the related residuals) that we own or will in the future acquire or invest in. Moreover, in light of the tightening of the credit markets, our Manager has reviewed and expects to continue to review more potential financing opportunities than it has in its history.

Other factors that may negatively affect the leasing and financing industry are: (i) the proposed legal and regulatory changes that may affect tax benefits of leasing, and (ii) the continued misperception by potential lessees, stemming from published issues at Enron, WorldCom and others, that leasing should not play a central role as a financing alternative. However, as companies tend to preserve cash and lease or otherwise finance (rather than purchase) equipment in recessionary economies, we are optimistic that equipment leasing and finance volume will continue to increase over the long term.

Lease and Other Significant Transactions

We entered into the following leases and other significant transactions during the years ended December 31, 2008 and 2007:

Telecommunications Equipment

During 2007, we, through our wholly-owned subsidiary, ICON Global Crossing IV, purchased telecommunications equipment for approximately $21,294,000 that is subject to a lease with Global Crossing. The lease expires on November 30, 2011. We incurred professional fees of approximately $149,000 and paid acquisition fees to our Manager of approximately $639,000 relating to this transaction. On March 11, 2008, ICON Global Crossing IV purchased additional telecommunications equipment for approximately $5,939,000 that is also subject to a lease with Global Crossing. The lease expires on March 31, 2011. We paid an acquisition fee to our Manager of approximately $178,000 relating to this transaction.

Marine Vessels

On December 3, 2008, ICON Eagle Carina, a Singapore corporation wholly-owned by ICON Carina Holdings, a Marshall Islands limited liability company owned 64.3% by us and 35.7% by Fund Ten, executed a Memorandum of Agreement to purchase a 95,639 DWT Aframax product tanker, the Eagle Carina, from Aframax Tanker II AS. On December 18, 2008, the Eagle Carina was purchased for $39,010,000, of which $27,000,000 of non-recourse debt was borrowed from Fortis Bank NV/SA (“Fortis”) and DVB Bank SE (“DVB”).  The Eagle Carina is subject to an 84-month bareboat charter with AET that expires on November 14, 2013.  ICON Carina Holdings paid an acquisition fee to our Manager of approximately $1,170,000 relating to this transaction, of which our share was approximately $752,000.

On December 3, 2008, ICON Eagle Corona, a Singapore corporation wholly-owned by ICON Corona Holdings, a Marshall Islands limited liability company owned 64.3% by us and 35.7% by Fund Ten, executed a Memorandum of Agreement to purchase a 95,634 DWT Aframax product tanker, the Eagle Corona, from Aframax Tanker II AS.  On December 31, 2008, the Eagle Corona was purchased for $41,270,000, of which $28,000,000 of non-recourse debt was borrowed from Fortis and DVB.  The Eagle Corona is subject to an 84-month bareboat charter with AET that expires on November 14, 2013. ICON Corona Holdings paid an acquisition fee to our Manager of approximately $1,238,000 relating to this transaction, of which our share was approximately $796,000.

On November 18, 2008, ICON Eagle Auriga, a wholly-owned subsidiary of ICON Eagle Holdings, purchased a 102,352 DWT Aframax product tanker, the Eagle Auriga, from Aframax Tanker I AS for $42,000,000, of which $28,000,000 of non-recourse debt was borrowed from Fortis and DVB. ICON Eagle Holdings is our wholly-owned subsidiary. On November 21, 2008, ICON Eagle Centaurus, also a wholly-owned subsidiary of ICON Eagle Holdings, purchased a 95,644 DWT Aframax product tanker, the Eagle Centaurus, for $40,500,000, of which $27,000,000 of non-recourse debt was borrowed from Fortis and DVB. The Eagle Auriga and the Eagle Centaurus are subject to 84-month bareboat charters with AET that expire on November 14, 2013 and November 13, 2013, respectively. We paid an acquisition fee to our Manager of $2,475,000 relating to this transaction.

On April 24, 2008, we, through our wholly-owned subsidiaries, ICON Arabian and ICON Aegean, acquired two 1,500 TEU containership vessels from Vroon - the Aegean Express and the Arabian Express (collectively, the “Vessels”) - for an aggregate purchase price of $51,000,000, of which $38,700,000 of non-recourse debt was borrowed from Fortis. Simultaneously with the purchase, the Vessels were bareboat chartered back to the subsidiary of Vroon for a period of 72 months. We paid approximately $2,082,000 in transaction-related costs, including $1,530,000 in acquisition fees paid to our Manager.

On June 26, 2007, we and Fund Ten formed ICON Mayon, with ownership interests of 51% and 49%, respectively. On July 24, 2007, ICON Mayon purchased a 98,507 DWT Aframax product tanker, the Mayon Spirit, from an affiliate of Teekay. The purchase price for the Mayon Spirit was approximately $40,250,000, with approximately $15,312,000 funded in the form of a capital contribution to ICON Mayon and borrowings of approximately $24,938,000 of non-recourse debt borrowed from Fortis Capital Corp. Simultaneously with the closing of the purchase of the Mayon Spirit, the Mayon Spirit was bareboat chartered back to Teekay for a term of 48 months.  The charter commenced on July 24, 2007. The total capital contributions made to ICON Mayon were approximately $16,020,000, of which our share was approximately $8,472,000. We paid approximately $845,000 in transaction-related costs, which included approximately $616,000 of acquisition fees paid to our Manager.

Manufacturing Equipment

On June 30, 2008, we and Fund Eleven formed ICON Pliant, which entered into an agreement with Pliant to acquire manufacturing equipment for a purchase price of $12,115,000 of which we paid approximately $5,452,000. On July 16, 2008, we and Fund Eleven completed the acquisition of and simultaneously leased back manufacturing equipment to Pliant. We and Fund Eleven have ownership interests in ICON Pliant of 45% and 55%, respectively. The lease expires on September 30, 2013. ICON Pliant paid an acquisition fee to our Manager of approximately $363,000, of which our share was approximately $163,000.

On March 3, 2008, we, through our wholly-owned subsidiary, ICON French Equipment II, purchased auto parts manufacturing equipment and simultaneously leased back the equipment to Sealynx. The purchase price was approximately $11,626,000 (€7,638,400). The lease term commenced on March 3, 2008 and continues for a period of 60 months. We paid an acquisition fee to our Manager of approximately $350,000 (€229,152) relating to this transaction. As additional security for Sealynx’s obligations under the lease, we were granted a lien on property owned by Sealynx in France, valued at €3,746,400 at the acquisition date, and a guaranty from Sealynx’s parent company, Sealynx Automotive Holding.

On December 11, 2007, we and Fund Eleven formed ICON EAR, with ownership interests of 55% and 45%, respectively. On December 28, 2007, ICON EAR completed the acquisition of and simultaneously leased back semiconductor manufacturing equipment to EAR for a purchase price of $6,935,000, of which our share was approximately $3,814,000.  During June 2008, we and Fund Eleven made additional contributions to ICON EAR, which were used to complete another acquisition from EAR and simultaneously leased back additional semiconductor manufacturing equipment to EAR for a total purchase price of approximately $8,795,000, of which our share was approximately $4,837,000. We and Fund Eleven retained ownership interests of 55% and 45%, respectively, subsequent to this transaction. The lease term for both acquisitions commenced on July 1, 2008 and expires on June 30, 2013. We paid acquisition fees to our Manager of approximately $259,000 relating to these transactions.

On September 28, 2007, we completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of LC Manufacturing, a wholly-owned subsidiary of MWU, for a purchase price of $14,890,000. The lease term commenced on January 1, 2008 and continues for a period of 60 months. We paid an acquisition fee to our Manager of approximately $447,000. On December 10, 2007, we completed the acquisition of and simultaneously leased back substantially all of  the machining and metal working equipment of Crow, a wholly-owned subsidiary of MWU, for a purchase price of $4,100,000.  The lease term commenced on January 1, 2008 and continues for a period of 60 months. We paid an acquisition fee to our Manager of $123,000.

Simultaneously with the closing of the transactions with LC Manufacturing and Crow, Fund Ten and Fund Eleven (together with us, the “Participating Funds”), completed similar acquisitions with seven other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary. Each subsidiary’s obligations under its respective leases (including those of LC Manufacturing and Crow) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU. Each of the Participating Funds has also entered into a credit support agreement pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investment. On September 5, 2008, the Participating Funds and IEMC Corp., a subsidiary of our Manager (“IEMC”), entered into a Forbearance Agreement with MWU, LC Manufacturing, Crow and seven other subsidiaries of MWU to cure certain non-payment related defaults under its lease covenants with us. The terms of the Forbearance Agreement include, among other things, additional collateral being pledged and the grant of a warrant for the purchase of 180 shares of the capital stock of MWU at an exercise price of $0.01 per share, exercisable for a period of five years beginning September 5, 2008. As of December 31, 2008, our current proportionate share of the warrants was 35.3% of the warrants issued for the capital stock of MWU. At December 31, 2008, our Manager determined that the fair value of these warrants was $0. On February 2, 2009, the Participating Funds and IEMC entered into an amended Forbearance Agreement with MWU, LC Manufacturing, Crow and seven other subsidiaries of MWU with respect to certain lease defaults. In consideration for restructuring LC Manufacturing’s lease payment schedule, we received, among other things, a warrant to purchase 10% of the outstanding stock of LC Manufacturing, at an exercise price of $0.01 per share, exercisable for a period of five years from the grant date. At December 31, 2008, our Manager determined that the fair value of the warrant was $0.

Coal-Mining Equipment

On May 5, 2008, we, through our wholly-owned subsidiary, ICON Magnum, purchased the Dragline from Magnum Coal Company for a purchase price of approximately $12,461,000.  The Dragline was simultaneously leased back to Magnum Coal Company and its subsidiaries. The lease term commenced on June 1, 2008 and continues for a period of 60 months. We paid an acquisition fee to our Manager of approximately $374,000 relating to this transaction.

Note Receivable on Financing Facility

On August 13, 2007, we, along with a consortium of other lenders, entered into an equipment financing facility with Solyndra Inc. (“Solyndra”), a privately-held manufacturer of solar panels, for the building of a new production facility.  The financing facility was set to mature on June 30, 2013 and was secured by the equipment as well as all other assets of Solyndra.  The equipment was comprised of two fully-automated manufacturing lines that combine glass tubes and thin film semiconductors to produce solar panels. In connection with the transaction, we received warrants for the purchase of up to 40,290 shares of Solyndra common stock at an exercise price of $4.96 per share. The warrants are set to expire on April 6, 2014. The financing facility was for a maximum amount of $93,500,000, of which we committed to invest up to $5,000,000. At June 30, 2008, we loaned approximately $4,367,000. We paid an acquisition fee to our Manager of approximately $126,000 relating to this transaction. On July 27, 2008, Solyndra fully repaid the outstanding note receivable and the entire financing facility was terminated. We received approximately $4,437,000 from the repayment, which consisted of principal and interest accrued as of such date. The repayment does not affect the warrants held by us and we retain our rights thereunder.

Note Receivable Secured by a Machine Paper Coating Manufacturing Line

On November 7, 2008, we, through our wholly-owned subsidiary, ICON Appleton, made a secured term loan to Appleton in the amount of $22,000,000. The loan is secured by a machine paper coating manufacturing line. Interest on the term note accrues at 12.5% per year and is payable monthly in arrears in accordance with the promissory note for a period of 60 months. We paid an acquisition fee to our Manager of $660,000 relating to this transaction.

Notes Receivable Secured by Crdit Cards Machines

On November 25, 2008, ICON Northern Leasing, a joint venture among us, Fund Ten and Fund Eleven, purchased the Notes and received an assignment of the underlying Master Loan and Security Agreement (the “MLSA”) dated July 28, 2006. We, Fund Ten and Fund Eleven have ownership interests of 52.75%, 12.25% and 35%, respectively. The aggregate purchase price for the Notes was approximately $31,573,000, net of a discount of approximately $5,165,000. The Notes are secured by an underlying pool of leases for credit card machines. The Notes accrue interest at rates ranging from 7.97% to 8.40% per year and require monthly payments ranging from approximately $183,000 to $422,000. The Notes mature between October 15, 2010 and August 14, 2011 and require balloon payments at the end of each note ranging from approximately $594,000 to $1,255,000. Our share of the purchase price of the Notes was approximately $16,655,000 and we paid an acquisition fee to our Manager of approximately $500,000 relating to this transaction.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. The measurement and disclosure requirements related to financial assets and financial liabilities were effective for us beginning in the first quarter of 2008. The adoption of SFAS No. 157 for financial assets and financial liabilities did not have a significant impact on our consolidated financial statements. Our Manager is currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2009. The resulting fair values calculated under SFAS No. 157 after adoption may be different from the fair values that would have been calculated under previous guidance.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007. As we did not elect to fair value any of our financial instruments under the provisions of SFAS No. 159, the adoption of this statement effective January 1, 2008 did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. Our Manager is currently evaluating the impact of SFAS No. 160 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for reporting periods beginning after November 15, 2008, with early application encouraged. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect our financial condition, results of operations or cash flows.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•	Lease classification and revenue recognition;
•	Asset impairments;
•	Depreciation;
•	Notes receivable;
•	Initial direct costs;
•	Acquisition fees;
•	Foreign currency translation;
•	Warrants; and
•	Derivative financial instruments.

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified either as a finance or an operating lease, which is determined based upon the terms of each lease.  For a finance lease, initial direct costs are capitalized and amortized over the lease term.  For an operating lease, initial direct costs are included as a component of the cost of the equipment and depreciated over the estimated useful life of the equipment.

For finance leases, we record, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected. Deferred revenue is the difference between the timing of the receivables billed and the income recognized on a straight-line basis.

Our Manager has an investment committee that approves each new equipment lease and other financing transaction. As part of its process, it determines the residual value, if any, to be used once the investment has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with our impairment review policy.

The residual value assumes, among other things, that the asset would be utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.  The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

For notes receivable, we use the interest method to recognize interest income, which produces a constant periodic rate of return on the investment, when earned.

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statements of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender.  Generally in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and we do not recover its residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Depreciation

We record depreciation expense on leased equipment classified as an operating lease.  In order to calculate depreciation, we first determine the depreciable equipment cost, which is the cost less the estimated residual value.  The estimated residual value is our estimate of the value of the equipment at lease termination.  Depreciation expense is recorded by applying the straight-line method of depreciation to the depreciable equipment cost over the lease term.

Notes Receivable

Notes receivable are reported at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs on originated loans are reported as other current and other non-current assets. Unearned income, discounts and premiums are amortized to income using the effective interest method.  Any interest receivable related to the unpaid principal is recorded separately from the outstanding balance.

Initial Direct Costs

We capitalize initial direct costs associated with the origination and funding of leased assets and other financing transactions in accordance with SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The costs are amortized on a lease by lease basis based on the actual lease term using a straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable. Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense.

Acquisition Fees

Pursuant to our LLC Agreement, we pay acquisition fees to our Manager equal to 3% of the purchase price for our investments. These fees are capitalized and included in the cost of the investment.

Foreign Currency Translation

Assets and liabilities having non-U.S. dollar functional currencies are translated at month-end exchange rates. Contributed capital accounts are translated at the historical rate of exchange when the capital was contributed or distributed. Revenues, expenses and cash flow items are translated at weighted average exchange rates for the period. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss.

Warrants

Warrants held by us are revalued on a quarterly basis.  The revaluation of warrants is calculated using the Black-Scholes option pricing model.  The assumptions utilized in the Black-Scholes model include share price, strike price, expiration date, risk-free rate and the volatility percentage.  The change in the fair value of warrants is recognized in the consolidated statements of operations.

Derivative Financial Instruments

We may enter into derivative transactions for purposes of reducing hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates. These instruments are entered into only for hedging underlying exposures. We do not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though we believe that these are effective economic hedges.

We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), which established accounting and reporting standards for derivative financial instruments.  SFAS No. 133, as amended, requires us to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. We recognize the fair value of all derivatives as either assets or liabilities in the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by SFAS No. 133 are met.  These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative.  If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in accumulated other comprehensive income, a component of members’ equity on the consolidated balance sheets.  Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Results of Operations for the Years Ended December 31, 2008 (“2008”) and 2007 (“2007”)

We are currently in our offering period and are in the process of raising capital and making investments. With most of the net proceeds from our offering, we expect to invest in equipment leases and other financing transactions.  After the close of the offering period, we will enter our operating period. During our operating period, we will continue to make investments with the cash generated from our initial investments and our additional investments to the extent that the cash is not needed for expenses, reserves and distributions to members. As our investments mature, we may reinvest the proceeds in additional investments in equipment. We anticipate incurring gains or losses on our investments during our operating period. Additionally, we expect to see our rental income and finance income increase, as well as related expenses such as depreciation and amortization expense and interest expense. We anticipate that the fees we pay our Manager to operate and manage our business portfolio will increase during this period as our Manager will be spending a greater portion of its time managing our portfolio.

Revenue for 2008 and 2007 are summarized as follows:

	Years Ended December 31,
	2008	2007	Change
Rental income	$22,940,645	$3,745,463	$19,195,182
Finance income	3,695,178	762,779	2,932,399
Income from investment in joint venture	325,235	-	325,235
Interest and other income	2,385,444	322,073	2,063,371

Total revenue	$29,346,502	$4,830,315	$24,516,187

Total revenue for 2008 increased $24,516,187 as compared to 2007. The increase in total revenue was primarily attributable to increases in rental income due to current year acquisitions of approximately $10,585,000 of (i) additional equipment by ICON Global Crossing IV in March 2008, (ii) the Vessels owned by ICON Aegean and ICON Arabian in April 2008, (iii) the Dragline owned by ICON Magnum in May 2008, (iv) additional equipment by ICON EAR prior to June 30, 2008, (v) the vessels owned by ICON Eagle Holdings in November 2008 and (vi) the vessels owned by ICON Carina Holdings and ICON Corona Holdings in December 2008. In addition, we recognized a full year of rental income for 2007 acquisitions of (i) the vessel owned by ICON Mayon in July 2007, (ii) the equipment acquired from LC Manufacturing in September 2007, (iii) the equipment owned by ICON Global Crossing after the second quarter of 2007 and (iv) the equipment owned by ICON EAR and the equipment acquired from Crow in December 2007, which resulted in an increase of approximately $8,611,000.  The increase in finance income was from ICON French Equipment II’s investment in a finance lease with Sealynx in March 2008 and Global Crossing IV’s investment in a finance lease with Global Crossing after the second quarter of 2007, which resulted in increases of approximately $1,510,000 and $1,422,000, respectively.  The increase in interest income was due to the interest received on our money market account as well as the notes receivable with Solyndra, Appleton and Northern.

Expenses for 2008 and 2007 are summarized as follows:

	Years Ended December 31,
	2008	2007	Change

Management fees - Manager	$1,474,993	$178,289	$1,296,704
Administrative expense reimbursements - Manager	2,705,118	1,346,866	1,358,252
General and administrative	1,350,134	161,497	1,188,637
Interest	3,086,275	704,418	2,381,857
Loss on financial instruments	27,433	-	27,433
Other financial loss	28,062	25,024	3,038
Depreciation and amortization	12,875,095	1,860,863	11,014,232

Total expenses	$21,547,110	$4,276,957	$17,270,153

Total expenses for 2008 increased $17,270,153 as compared to 2007. The increase in total expenses was primarily attributable to increases in depreciation and amortization expense due to current year acquisitions of approximately $6,089,000 of (i) additional equipment by ICON Global Crossing IV in March 2008, (ii) the equipment owned by ICON French Equipment II in March 2008, (iii) the Vessels owned by ICON Aegean and ICON Arabian in April 2008, (iv) the equipment owned by ICON Magnum in May 2008, (v) the additional equipment acquired by ICON EAR prior to June 30, 2008, (vi) the vessels owned by ICON Eagle Holdings and the notes receivable invested in by ICON Appleton and ICON Northern Leasing in November 2008 and (vii) the vessels owned by ICON Carina Holdings and ICON Corona Holdings in December 2008. In addition, we recognized a full year of depreciation for 2007 acquisitions of (i) the vessel owned by ICON Mayon in July 2007, (ii) the equipment acquired from LC Manufacturing in September 2007, (iii) the equipment owned by ICON Global Crossing after the second quarter of 2007 and (iv) the equipment owned by ICON EAR and the equipment acquired from Crow in December 2007, which resulted in an increase of approximately $4,925,000. The increase in interest expense was primarily due to the interest incurred on the non-recourse debt owed by ICON Aegean, ICON Arabian and ICON Mayon. The increase in Management fees – Manager resulted from our increased investment in leased assets in 2008. Administrative expense reimbursements - Manager are costs incurred by our Manager that are necessary to our operations.  These costs include our Manager’s legal, accounting, investor relations and operations personnel, as well as professional fees and other costs, that are charged to us based upon the percentage of time such personnel dedicate to our operations. Both Management fees – Manager and Administrative expense reimbursements – Manager are expected to increase as we make more investments. The increase in general and administrative expenses was primarily due to the increase in professional fees during 2008.

Minority Interest

Minority interest expense for 2008 increased $1,420,306 as compared to 2007. The increase in minority interest expense was primarily due to our investments in ICON Carina Holdings, ICON Corona Holdings and ICON Northern Leasing in 2008. Fund Ten has a minority interest in ICON Carina Holdings, ICON Corona Holdings and ICON Northern Leasing, which resulted in the increase in minority interest expense. Also contributing to the increase was the full year impact of Fund Ten’s minority interest in ICON Mayon, which acquired the Mayon Spirit in July 2007. The increase in minority interest expense was also due to the minority interest that Fund Eleven has in ICON Northern Leasing, which was acquired in 2008 and the full year impact of Fund Eleven’s minority interest in ICON EAR, which was acquired in December 2007.

Net Income

As a result of the foregoing changes from 2007 to 2008, net income for 2008 was $5,942,580, as compared to net income for 2007 of $116,852.  The net income per weighted average additional Share for 2008 and 2007 was $32.36 and $2.45, respectively.

Financial Condition

This section discusses the major balance sheet variances from 2008 compared to 2007.

Total Assets

Total assets increased $325,251,475, from $114,242,189 at December 31, 2007 to $439,493,664 at December 31, 2008.  The increase was primarily due to our investments in marine vessels, telecommunications equipment, coal-mining equipment and manufacturing equipment during 2008, which account for the increase in our leased equipment at cost. The increase in notes receivable was due to our investments in notes receivable with Appleton and Northern, which was partially offset by the repayment of the notes receivable with Solyndra during 2008. The increase in net investments in finance leases resulted from our investment in auto parts manufacturing equipment during 2008.

Current Assets

Current assets increased $44,432,950, from $26,295,256 at December 31, 2007 to $70,728,206 at December 31, 2008, primarily from cash proceeds received from our equity raise and our investments in notes receivable with Appleton and Northern.

Total Liabilities

Total liabilities increased $151,811,370, from $24,089,822 at December 31, 2007 to $175,901,192 at December 31, 2008.  The increase was primarily due to non-recourse debt incurred in connection with our various marine vessel investments during 2008. The increase in deferred revenue resulting from our investments made during 2008 accounted for the remaining increase in total liabilities.

Members’ Equity

Members’ equity increased $144,198,121, from $79,289,609 at December 31, 2007 to $223,487,730 at December 31, 2008. The majority of this balance is associated with our equity raise which was partially offset by the distributions paid to our members, the organizational and offering fees, sales commissions to third parties and underwriting fees paid to ICON Securities. There also was a decrease in accumulated other comprehensive loss as a result of the change in fair values of our effective hedges.

Liquidity and Capital Resources

Summary

At December 31, 2008 and 2007, we had cash and cash equivalents of $45,408,378 and $22,154,903, respectively. During our offering period, our main source of cash has been from financing activities and our main use of cash has been in investing activities. During our operating period, our main source of cash is anticipated to be from operating activities. Our main use of cash during our operating period is anticipated to be in investing and financing activities.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less. Our cash and cash equivalents are held principally at two financial institutions and at times may exceed insured limits. We have placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

Cash Flows

The following table sets forth summary cash flow data:

	Years Ended December 31,
	2008	2007

Net cash provided by (used in)

Operating activities	$12,903,947	$983,164
Investing activities	(159,142,765)	(58,350,968)
Financing activities	169,493,778	79,520,707
Effects of exchange rates on cash and cash equivalents	(1,485)	-

Net increase in cash and cash equivalents	$23,253,475	$22,152,903

Note: See the Consolidated Statements of Cash Flows included in Item 8, “Consolidated Financial Statements and Supplementary Data”  of this Annual Report on Form 10-K for additional information.

Operating Activities

Sources of cash

Sources of cash from operating activities increased $11,920,783, from $983,164 in 2007 to $12,903,947 in 2008. The increase was primarily related to the collection of an additional $8,101,693 in receivables from our finance leases, primarily from our investment in ICON French Equipment II in March 2008.

Investing Activities

Sources of Cash

Sources of cash from investing activities increased $5,938,710 in 2008, from $0 in 2007. The increase primarily related to the repayment of approximately $4,367,000 of the outstanding note receivable on the financing facility we had with Solyndra and approximately $1,331,000 of repayment of the Notes made by Northern.

Uses of cash

Uses of cash from investing activities increased $106,730,507, from $58,350,968 in 2007 to $165,081,475 in 2008. During our offering period, we expect to invest most of the net proceeds from the sale of Shares in equipment leases and other financing transactions.

We invested in nine equipment leases and four other financing transactions during 2008 as compared to four equipment leases and two financing transactions during 2007. In 2008, we made an investment in ICON French Equipment II in March 2008 and purchased telecommunications equipment from Global Crossing in March 2008, containership vessels from Vroon in April 2008, the Dragline in May 2008, semiconductor manufacturing equipment from EAR in June 2008 and the product tankers from AET in November 2008 and December 2008. In addition, we invested in notes receivable with Northern and Appleton in November 2008 and in ICON Pliant, our joint venture, in June 2008.  In 2007, we made an investment in ICON Global Crossing IV after the second quarter of 2007 and purchased the marine vessel from Teekay in July 2007, manufacturing equipment acquired from LC Manufacturing in September 2007 and manufacturing equipment acquired from Crow and EAR in December 2007. Additionally, we invested in the financing facility with Solyndra.

Financing Activities

Sources of cash

Sources of cash from financing activities increased $105,310,091, from $81,581,723 in 2007 to $186,891,814 in 2008, as we are currently in the process of raising capital during our offering period.

We raised an additional net capital of approximately $159,892,000 during 2008 as compared to approximately $81,582,000 during 2007, as we raised equity for eight months in 2007 as compared to a full year in 2008. In 2008, the increase in the sources of cash was primarily related to the issuance of additional Shares, net of sales and offering expenses. In addition, we incurred non-recourse debt in connection with our purchase of the Eagle Centaurus in November 2008. Our sole source of cash from financing activities in 2007 was related to the issuance of Shares, which commenced in May 2007.

In connection with the Commencement of Operations, a portion of our financing activities relate to our offering. The proceeds from our offering are reduced by sales commissions to third parties, organizational and offering expense allowances to our Manager, and underwriting fees to ICON Securities.

The proceeds from our offering were lower for 2007 as compared to 2008 because we did not commence the offering of Shares until May 7, 2007.

Uses of cash

Uses of cash from financing activities increased $15,337,020, from $2,061,016 in 2007 to $17,398,036 in 2008. The increase was primarily related to the cash distributions paid to our members. Since our Commencement of Operations we recorded eight months of distributions during 2007, whereas during 2008 we recorded a full year of distributions.

Sources of Liquidity

Cash generated by our financing activities continues to be our most significant source of liquidity during our offering period. We believe that cash generated from our financing activities, as well as the expected results of our operations, will be sufficient to finance our liquidity requirements for the year ending December 31, 2009, including the repayment of principal and interest on our non-recourse debt obligations, distributions to our members, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements. We anticipate that our liquidity requirements for the years ending December 31, 2010 through December 31, 2013 will be financed by the expected results of operations, as well as cash received from our investments at maturity. In addition, our revolving line of credit has $23,815,000 available as of December 31, 2008 for additional working capital needs or new investment opportunities. Our revolving line of credit is discussed in further detail in the Financings and Borrowings section below.

As discussed above, we anticipate being able to meet our liquidity requirements into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.  See Item 1A. “Risk Factors.”

Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at December 31, 2008 of $162,575,068.  All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease,  in which case the lender is being paid directly by the lessee.

Revolving Line of Credit, Recourse

We, along with Fund Eight B, Fund Nine, Fund Ten and Fund Eleven (entities sponsored and managed by our Manager) (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with CB&T. The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

The Facility expires on April 30, 2010 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year. The interest rate at December 31, 2008 was 3.25%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.25% on unused commitments under the Facility.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,185,000 at December 31, 2008. We had no borrowings outstanding under the Facility as of such date. The balances of $1,185,000 and $5,000,000 were borrowed by Fund Eight B and Fund Eleven, respectively. On February 26, 2009, Fund Eleven borrowed an additional $600,000 under the Facility. For additional information, see Note 8 to our consolidated financial statements.

Distributions

We, at our Manager’s discretion, pay monthly distributions to our members starting with the first month after each member’s admission and we expect to continue to pay such distributions until the end of our operating period.  We paid distributions to our additional members of $16,072,151 and $2,040,455, respectively, for the years ended December 31, 2008 and 2007.  We paid distributions to our Manager of $162,440 and $20,561, respectively, for the years ended December 31, 2008 and 2007.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2008, we had non-recourse debt obligations. The lender has a security interest in the equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee.  If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At December 31, 2008, our outstanding non-recourse long-term indebtedness was $162,575,068.  We are a party to the Facility, as discussed in the Financing and Borrowings section above. We had no borrowings under the Facility at December 31, 2008.

Principal and interest maturities of our debt and related interest consisted of the following at December 31, 2008:

	Payments Due by Period
		Less Than 1	1 - 3	4 -5
	Total	Year	Years	Years
Non-recourse debt	$162,575,068	$29,073,897	$62,921,480	$70,579,691
Non-recourse interest	21,689,382	7,062,374	10,112,063	4,514,945

	$184,264,450	$36,136,271	$73,033,543	$75,094,636

On September 28, 2007 and December 10, 2007, we completed our simultaneous acquisitions and leasing back of substantially all of the machining and metal working equipment of LC Manufacturing and Crow.  Simultaneously with the closing of the transactions with LC Manufacturing and Crow, the Participating Funds completed similar acquisitions with seven other subsidiaries of MWU pursuant to which the respective funds purchased the machining and metal working equipment of each subsidiary.  Each subsidary’s obligations under its respective lease (including those of LC Manufacturing and Crow) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds has also entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investment.  The term of each credit support agreement matches that of the lease agreement.  No amounts were accrued at December 31, 2008 and our Manager cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

In connection with the acquisitions of the Eagle Auriga, the Eagle Centaurus, the Eagle Carina and the Eagle Corona, we, through ICON Eagle Holdings, ICON Carina Holdings and ICON Corona Holdings, maintain four restricted cash accounts with Fortis. These restricted cash accounts consist of the free cash balances that result from the difference between the bareboat charter payments from AET and the repayments on the non-recourse long-term debt to Fortis and DVB. The account of ICON Eagle Holdings is cross-collateralized and the free cash remains in the restricted cash account until a cumulative amount of $500,000 is funded into the account. Thereafter, all free cash in excess of $500,000 can be distributed. The free cash for ICON Carina Holdings and ICON Corona Holdings remain in the restricted cash accounts until $500,000 is funded into each account. Thereafter, all free cash in excess of $500,000 can be distributed from the respective accounts. As of December 31, 2008, no amounts were deposited into the restricted cash accounts.

Off-Balance Sheet Transactions

On November 25, 2008, we, through ICON Northern Leasing, purchased the Notes and received an assignment of the MLSA. The Notes are secured by an underlying pool of leases for credit card machines and Northern Leasing Systems, Inc., the originator and servicer of the Notes, provided a limited guaranty of the MLSA for payment deficiencies up to approximately $6,355,000.

Subsequent Events

On January 5, 2009, we, through ICON Corona Holdings, entered into an interest rate swap contract with Fortis in order to hedge the variable interest rate on its non-recourse long-term debt.

On February 2, 2009, the Participating Funds and IEMC entered into an amended Forbearance Agreement with MWU, LC Manufacturing, Crow and seven other subsidiaries of MWU with respect to certain lease defaults. In consideration for restructuring LC Manufacturing’s lease payment schedule, we received, among other things, a warrant to purchase 10% of the outstanding stock of LC Manufacturing, at an exercise price of $0.01 per share, exercisable for a period of five years from the grant date. At December 31, 2008, our Manager determined that the fair value of the warrant was $0.

On February 11, 2009, Pliant commenced a voluntary Chapter 11 proceeding in U.S. Bankruptcy Court to eliminate all of its high yield debt. In connection with this action, Pliant submitted a financial restructuring plan to eliminate its debt as part of a pre-negotiated package with its high yield debt creditors. Our lease is not currently subject to this proceeding, which, if finalized as planned, we anticipate will benefit us. Pliant has indicated that it will continue to operate in a business-as-usual manner during the restructuring process.

On February 17, 2009, Appleton notified us that it was in breach of a financial covenant contained in its secured term loans. As a result of this breach, the parties agreed to increase the interest on the term note from 12.5% per year to 14.25% per year beginning with the payment due on March 1, 2009.

On February 18, 2009, we, through our wholly-owned subsidiary, ICON Murray, LLC, purchased mining equipment for approximately $3,348,000 that is subject to lease with American Energy Corporation and Ohio American Energy, Incorporated. The lease expires on March 31, 2011.

On March 9, 2009, we, through our wholly-owned subsidiary, ICON Global Crossing IV, purchased telecommunications equipment for approximately $2,694,000 that is subject to a lease with Global Crossing. The lease expires on March 31, 2012.

On March 18, 2009, we, through our wholly-owned subsidiary, ICON Global Crossing IV, purchased telecommunications equipment for approximately $1,165,000 that is subject to a lease with Global Crossing.  The lease expires on March 31, 2012.

On March 24, 2009, we, through our wholly-owned subsidiary, ICON Victorious, LLC (“ICON Victorious”), purchased an interest in an Accommodation and Work Barge (the “Barge”), Swiber Victorious, from Swiber Engineering Ltd. (“Swiber”) for the purchase price of $42,500,000.  The purchase price was funded by (i) a contribution by ICON Victorious of cash in the amount of $19,125,000 to Victorious, LLC (“Victorious”), a Marshall Islands limited liability company, in exchange for a senior, controlling equity interest in and all management rights with respect to Victorious, (ii) the contribution of the Barge from Swiber in exchange for a subordinate, non-controlling equity interest in Victorious, and (iii) the assumption by Victorious of $5,000,000 of subordinated indebtedness in favor of Swiber that bears interest at the rate of 3.5% per annum and is payable quarterly in arrears. The Barge is subject to an eight year bareboat charter with Swiber Offshore Marine Pte. Ltd. (the “Charterer”) beginning April 1, 2009.  At the conclusion of the charter, the Charterer has an option to purchase the Barge for $21,000,000.  The obligations of the various Swiber entities that are parties to the transaction are guaranteed by Swiber’s parent company, Swiber Holdings Limited.

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

If interest rates increase significantly, leases already in place would generally not be affected.

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

We currently have eight outstanding notes payable, of which seven are non-recourse debt and the other is associated with our recourse revolving line of credit.  With respect to the non-recourse debt that is subject to variable interest, the interest rate for each non-recourse debt obligation is fixed pursuant to an interest rate swap to allow us to mitigate interest rate fluctuations.  As a result, we consider this a fixed position and, therefore, the conditions in the credit markets as of December 31, 2008 have not had any impact on us.  In addition, we have considered the risk of counterparty performance of our interest rate swaps by considering, among other things, the credit agency ratings of our counterparties.  Based on this assessment, we believe that the risk of counterparty non-performance is minimal.  With respect to our revolving line of credit, which is subject to variable interest and, under which we have no outstanding borrowings, our Manager has evaluated the impact of the condition of the credit markets on our future cash flows and we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further.

We lease equipment for use by domestic and foreign lessees outside of the United States. Although certain of our transactions are denominated in Euros, substantially all of our transactions are denominated in the U.S. dollar, therefore reducing our risk to currency translation exposures. In addition, to further reduce this risk, we currently have foreign currency hedges to reduce our risk to currency translation exposure on our Euro denominated transactions. To date, our exposure to exchange rate volatility has not been significant.  We have also considered the risk of counterparty performance on our foreign currency hedges by considering, among other things, the credit ratings of our counterparty. Nevertheless, there can be no assurance that currency translation exposures will not have a material impact on our financial position, results of operations or cash flow in the future.

To hedge our variable interest rate risk, we have and may in the future enter into interest rate swap contracts that will effectively convert the underlying floating interest rates to a fixed interest rate. In general, these swap agreements will reduce our interest rate risk associated with variable interest rate borrowings.  However, we will be exposed to and manage credit risk associated with our counterparties to our swap agreement by dealing only with institutions our Manager considers financially sound.

On July 24, 2007, we entered into an interest rate swap contract with Fortis in order to fix the variable interest rate on our non-recourse debt obligation related to the Mayon Spirit and to minimize our risk for interest rate fluctuations. After giving effect to the swap agreement, we have a fixed interest rate of 6.35% per year.

On April 24, 2008, we entered into interest rate swap contracts with Fortis in order to fix the variable interest rate on our non-recourse debt obligations related to the Vessels and to minimize our risk for interest rate fluctuations. After giving effect to the swap agreements, we have a fixed interest rate of 3.93% per year.

We entered into interest rate swap contracts with Fortis and DVB in order to fix the variable interest rates on our non-recourse debt obligations related to the Eagle Auriga on November 18, 2008, the Eagle Centaurus on November 12, 2008 and the Eagle Carina on December 4, 2008 and to minimize our risk for interest rate fluctuations. After giving effect to the swap agreements, we have fixed interest rates of 4.94%, 4.63% and 3.85% with respect to the non-recourse debt obligations of the Eagle Auriga, the Eagle Centaurus and for the Eagle Carina, respectively.

We manage our exposure to equipment and residual risk by monitoring the markets our equipment is in and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON Leasing Fund Twelve, LLC

We have audited the accompanying consolidated balance sheets of ICON Leasing Fund Twelve, LLC (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in partners' equity, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Leasing Fund Twelve, LLC at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

March 30, 2009
New York, New York

The Members of
ICON Leasing Fund Twelve, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the balance sheet of ICON Leasing Fund Twelve, LLC (a Delaware limited liability Company) as of December 31, 2006.  The financial statement is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statement based on our audit.

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

/s/ Hays & Company LLP

March 8, 2007
New York, New York

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	December 31,
	2008	2007
Current assets
Cash and cash equivalents	$45,408,378	$22,154,903
Current portion of net investment in finance leases	6,175,219	4,011,408
Current portion of notes receivable	17,058,414	-
Other current assets	2,086,195	128,945

Total current assets	70,728,206	26,295,256

Non-current assets
Net investment in finance leases, less current portion	20,723,514	17,610,522
Leased equipment at cost (less accumulated depreciation of
$14,178,194 and $1,823,881, respectively)	302,253,674	65,809,766
Notes receivable	35,641,940	4,087,568
Investment in joint venture	5,374,899	-
Derivative instrument	92,388	-
Due from Manager and affiliates	1,919,144	-
Other non-current assets, net	2,759,899	439,077

Total non-current assets	368,765,458	87,946,933

Total Assets	$439,493,664	$114,242,189

Liabilities and Members' Equity
Current liabilities
Current portion of non-recourse long-term debt	$29,073,897	$4,913,501
Derivative instruments	5,431,968	686,176
Deferred revenue	4,239,257	541,830
Due to Manager and affiliates	1,608,556	246,926
Accrued expenses and other current liabilities	2,046,343	134,620

Total current liabilities	42,400,021	6,523,053

Non-current liabilities
Non-recourse long-term debt, less current portion	133,501,171	17,566,769

Total Liabilities	175,901,192	24,089,822

Minority Interest	40,104,742	10,862,758

Commitments and contingencies (Note 16)

Members' Equity
Manager	(121,406)	(18,392)
Additional Members	229,360,768	79,657,951
Accumulated other comprehensive loss	(5,751,632)	(349,950)

Total Members' Equity	223,487,730	79,289,609

Total Liabilities and Members' Equity	$439,493,664	$114,242,189

See accompanying notes to the consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007

Revenue:
Rental income	$22,940,645	$3,745,463
Finance income	3,695,178	762,779
Income from investment in joint venture	325,235	-
Interest and other income	2,385,444	322,073

Total revenue	29,346,502	4,830,315

Expenses:
Management fees - Manager	1,474,993	178,289
Administrative expense reimbursements - Manager	2,705,118	1,346,866
General and administrative	1,350,134	161,497
Interest	3,086,275	704,418
Loss on financial instruments	27,433	-
Other financial loss	28,062	25,024
Depreciation and amortization	12,875,095	1,860,863

Total expenses	21,547,110	4,276,957

Income before minority interest	7,799,392	553,358

Minority interest	(1,856,812)	(436,506)

Net income	$5,942,580	$116,852

Net income allocable to:
Additional Members	$5,883,154	$115,683
Manager	59,426	1,169

	$5,942,580	$116,852

Weighted average number of additional shares of
limited liability company interests outstanding	181,777	47,186

Net income per weighted average additional share of
limited liability company interests	$32.36	$2.45

See accompanying notes to the consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Members' Equity

	Additional Shares of			Accumulated
	Limited Liability Company	Additional		Other Comprehensive	Total Members'
	Interests	Members	Manager	Loss	Equity
Opening balance, October 3, 2006	-	$-	$-	$-	$-

Proceeds from issuance of additional shares
of limited liability company interests	1	1,000	-	-	1,000
Proceeds from issuance of share of limited
liability company interests to the Manager	-	-	1,000	-	1,000

Balance, December 31, 2006	1	1,000	1,000	-	2,000

Net income		115,683	1,169		116,852
Change in valuation of
interest rate swap contracts				(349,950)	(349,950)
Comprehensive loss					(233,098)
Proceeds from issuance of additional shares
of limited liability company interests	93,805	93,670,295	-	-	93,670,295
Redemption of additional share
of limited liability company interests	(1)	(1,000)			(1,000)
Sales and offering expenses	-	(12,087,572)	-	-	(12,087,572)
Cash distributions to members	-	(2,040,455)	(20,561)	-	(2,061,016)

Balance, December 31, 2007	93,805	79,657,951	(18,392)	(349,950)	79,289,609

Net income		5,883,154	59,426	-	5,942,580
Change in valuation of
derivative instruments				(4,455,706)	(4,455,706)
Currency translation adjustment				(945,976)	(945,976)
Comprehensive income					540,898
Proceeds from issuance of additional shares
of limited liability company interests	180,184	179,455,836			179,455,836
Sales and offering expenses		(19,564,022)			(19,564,022)
Cash distributions to members	-	(16,072,151)	(162,440)	-	(16,234,591)

Balance, December 31, 2008	273,989	$229,360,768	$(121,406)	$(5,751,632)	$223,487,730

See accompanying notes to the consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007

Cash flows from operating activities:
Net income	$5,942,580	$116,852
Adjustments to reconcile net income to net cash provided by
operating activities:
Rental income paid directly to lenders by lessees	(11,314,201)	(3,261,468)
Finance income	(3,695,178)	(762,779)
Income from investment in joint venture	(325,235)	-
Depreciation and amortization	12,875,095	1,860,863
Interest expense on non-recourse financing paid directly
to lenders by lessees	2,944,076	674,781
Interest expense from amortization of debt financing costs	142,199	18,436
Other income	18,375	-
Minority interest	1,856,812	436,506
Loss on financial instruments	55,495	-
Changes in operating assets and liabilities:
Collection of finance leases	9,244,453	1,142,760
Other assets, net	(4,636,009)	(164,163)
Accrued expenses and other current liabilities	1,194,823	132,620
Deferred revenue	(1,342,076)	541,830
Due to/from Manager and affiliates, net	397,763	246,926
Distributions to/from minority interest holders and joint venture	(455,025)	-

Net cash provided by operating activities	12,903,947	983,164

Cash flows from investing activities:
Purchase of equipment	(120,866,253)	(53,198,793)
Investment in joint venture	(5,615,735)	-
Distributions received from joint venture	240,836	-
Investment in leases and equipment to be leased	-	(823,875)
Investment in notes receivable	(38,599,487)	(4,328,300)
Repayment of note receivable	5,697,874	-

Net cash used in investing activities	(159,142,765)	(58,350,968)

Cash flows from financing activities:
Proceeds from non-recourse long-term debt	27,000,000	-
Issuance of additional shares of limited liability company interests,
net of sales and offering expenses	159,891,814	81,581,723
Distributions to minority interest holders and joint ventures	(1,163,445)	-
Cash distributions to members	(16,234,591)	(2,061,016)

Net cash provided by financing activities	169,493,778	79,520,707

Effects of exchange rates on cash and cash equivalents	(1,485)	-

Net increase in cash and cash equivalents	23,253,475	22,152,903

Cash and cash equivalents, beginning of the year	22,154,903	2,000

Cash and cash equivalents, end of the year	$45,408,378	$22,154,903

See accompanying notes to the consolidated financial statements.

ICON Leasing Fund Twelve LLC
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt
paid directly to lenders by lessees	$11,314,201	$3,128,000

Equipment purchased with non-recourse long-term debt paid directly by lender	$121,699,640	$24,938,433

Minority interest contributions in joint ventures	$28,548,220	$10,762,478

See accompanying notes to the consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(1)	Organization

ICON Leasing Fund Twelve, LLC (the “LLC”) was formed on October 3, 2006 as a Delaware limited liability company.  The LLC’s initial closing date was May 25, 2007 (the “Commencement of Operations”), the date at which the LLC had raised $1,200,000.  Accordingly, there is no statement of operations for the year ended December 31, 2006.  The LLC is engaged in one business segment, the business of purchasing equipment and leasing it to third-party end users, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.  The LLC will continue until December 31, 2026, unless terminated sooner.

The LLC’s principal objective is to obtain the maximum economic return from its investments for the benefit of its members.  To achieve this objective, the LLC: (i) acquires a diversified portfolio by making investments in leases and other financing transactions; (ii) makes monthly cash distributions, at the Manager’s discretion, to its members commencing with each member’s admission to the LLC, continuing until the end of the operating period; (iii) reinvest substantially all undistributed cash from operations and cash from sales of equipment and other financing transactions during the operating period; and (iv) will dispose of its investments and distribute the excess cash from such dispositions to its members beginning with the commencement of the liquidation period.

The manager of the LLC is ICON Capital Corp. (the “Manager”), a Delaware corporation.  The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and other financing transactions that the LLC enters into pursuant to the terms of the LLC’s limited liability company agreement (the “LLC Agreement”).  Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

The LLC is currently in its offering period, which commenced on May 7, 2007 and is anticipated to end in May 2009. The LLC is currently in the process of raising capital and making investments.  When the offering period ends, the LLC will enter its operating period. The initial capitalization of the LLC was $2,000, which consisted of contributions of $1,000 from the Manager and $1,000 from an officer of the Manager. The LLC is offering shares of limited liability company interests (“Shares”) on a “best efforts” basis with the intention of raising up to $410,800,000 of capital, consisting of 400,000 issuances pursuant to Shares at a purchase price of $1,000 and an additional 12,000 Shares, which  have been reserved for the LLC’s Distribution Reinvestment Plan. The Distribution Reinvestment Plan allows investors to purchase additional Shares with distributions received from the LLC and certain other funds managed by the Manager at a discounted share price of $900.  As of December 31, 2008, approximately 8,634 Shares have been issued in connection with the LLC’s Distribution Reinvestment Plan.  Upon raising the minimum of $1,200,000, additional members were admitted.  Additional members represent all members other than the Manager.

From the Commencement of Operations to December 31, 2008, the LLC sold 273,990 Shares, representing $273,127,131 of capital contributions and admitted 6,503 additional members.  Beginning with the Commencement of Operations, the LLC has been paying sales commissions to third parties. The LLC has also been making payments to the Manager and its affiliates for various fees.  These sales commissions and fees paid to the Manager and its affiliates are recorded as a reduction to the LLC’s equity.  Through December 31, 2008, the LLC has paid or accrued $21,228,770 of sales commissions to third parties, $5,115,631 of organizational and offering expenses to the Manager and $5,307,193 of underwriting fees to ICON Securities Corp. (“ICON Securities”), a wholly-owned subsidiary of the Manager, the dealer-manager of the LLC’s offering.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(1)	Organization - continued

The LLC expects to invest most of the net proceeds from its offering in equipment leases and financing transactions. After the close of its offering period, the LLC will enter its operating period, during which it will make additional investments from the cash generated from its initial investments to the extent that the cash is not needed for expenses, reserves and distributions to members.

Members’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has (a) received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital account to zero and (b) received, in addition, other distributions and allocations that would provide an 8% per year cumulative return on their outstanding adjusted capital account. After such time, distributions will be allocated 90% to the additional members and 10% to the Manager.

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

The consolidated financial statements include the accounts of the LLC and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The LLC accounts for its noncontrolling interests in joint ventures where the LLC has influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting. In such cases, the LLC’s original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.  The LLC accounts for investments in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting. In such cases, the LLC’s original investments are recorded at cost and any distributions received are recorded as revenue. All of the LLC’s investments in joint ventures are subject to its impairment review policy.

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

The LLC's cash and cash equivalents are held principally at two financial institutions and at times may exceed insured limits.  The LLC has placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(2)	Summary of Significant Accounting Policies - continued

Risks and Uncertainties

In the normal course of business, the LLC is exposed to two significant types of economic risk: credit and market.  Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to lessees, borrowers or other counterparties are dispersed across different industry segments within the United States of America and throughout the world.  Although the LLC does not currently foresee a concentrated credit risk associated with these customers, contractual payments are dependent upon the financial stability of the industry segments in which they operate.  See Note 13 for concentration of risk.

Market risk reflects the change in the value of debt instruments, derivatives and credit facilities due to changes in interest rate spreads or other market factors.  The LLC believes that the carrying value of its investments and derivative obligations are reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

Debt Financing Costs

Expenses associated with the incurrence of debt are capitalized and amortized over the term of the debt instrument using the effective interest rate method.  These costs are included in other current and other non-current assets.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight-line basis over the lease term, which ranges from 4 to 5 years to the asset’s residual value.

The Manager has an investment committee that approves each new equipment lease and other financing transaction.  As part of its process, it determines the residual value, if any, to be used once the investment has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with the LLC’s impairment review policy.

The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.  The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(2)	Summary of Significant Accounting Policies - continued

Asset Impairments

The significant assets in the LLC’s portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, the LLC will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statements of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender.  Generally in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and the LLC does not recover its residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. The Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Revenue Recognition

The LLC leases equipment to third parties and each such lease is classified as either a finance lease or an operating lease, which is based upon the terms of each lease.  For a finance lease, initial direct costs are capitalized and amortized over the term of the related lease.  For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

For finance leases, the LLC records, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected.  Accounts receivable are stated at their estimated net realizable value.  Deferred revenue is the difference between the timing of the receivables billed and the income recognized on a straight-line basis.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(2)	Summary of Significant Accounting Policies - continued

For notes receivable, the LLC uses the interest method to recognize interest income, which produces a constant periodic rate of return on the investment, when earned.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. No allowance was deemed necessary at December 31, 2008 and 2007.

Notes Receivable

Notes receivable are reported at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs on originated loans are reported as other current and other non-current assets. Unearned income, discounts and premiums are amortized to income using the effective interest method. Interest receivable resulting from the unpaid principal is recorded separately from the outstanding balance.

Initial Direct Costs

The LLC capitalizes initial direct costs associated with the origination and funding of leased assets and other financing transactions in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable. Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense.

Acquisition Fees

Pursuant to the LLC Agreement, the LLC pays acquisition fees to the Manager equal to 3% of the purchase price of the LLC’s investments. These fees are capitalized and included in the cost of the investment.

Foreign Currency Translation

Assets and liabilities having non-U.S. dollar functional currencies are translated at month-end exchange rates. Contributed capital accounts are translated at the historical rate of exchange when the capital was contributed or distributed. Revenues, expenses and cash flow items are translated at weighted average exchange rates for the period. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss.

Warrants

Warrants held by the LLC are revalued on a quarterly basis.  The revaluation of warrants is calculated using the Black-Scholes option pricing model.  The assumptions utilized in the Black-Scholes model include share price, strike price, expiration date, risk-free rate and the volatility percentage.  The change in the fair value of warrants is recognized in the consolidated statements of operations.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(2)	Summary of Significant Accounting Policies - continued

Derivative Financial Instruments

The LLC may enter into derivative transactions for purposes of reducing hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates. The LLC enters into these instruments only for hedging underlying exposures. The LLC does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges.  Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though the LLC believes that these are effective economic hedges.

The LLC accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), which established accounting and reporting standards for derivative financial instruments.  SFAS No. 133, as amended, requires the LLC to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. The LLC recognizes the fair value of all derivatives as either assets or liabilities in the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by SFAS No. 133 are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in accumulated other comprehensive income, a component of members’ equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

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

Per Share Data

Net income per Share is based upon the weighted average number of additional Shares outstanding during the year.

Share Repurchase

The LLC may, at its discretion, repurchase Shares from a limited number of its additional members, as provided for in its LLC Agreement. The repurchase price for any Shares approved for repurchase is based upon a formula, as provided in the LLC Agreement.  Additional members are required to hold their Shares for at least one year before repurchases will be permitted.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(2)	Summary of Significant Accounting Policies - continued

Comprehensive Income (Loss)

Comprehensive income (loss) is reported in the accompanying consolidated statements of changes in members’ equity and accumulated other comprehensive income (loss) and consists of net income (loss) and other gains and losses affecting members’ equity that are excluded from net income (loss).

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. The measurement and disclosure requirements related to financial assets and financial liabilities were effective for the LLC beginning in the first quarter of 2008. The adoption of SFAS No. 157 for financial assets and financial liabilities did not have a significant impact on the LLC’s consolidated financial statements.  The Manager is currently evaluating the impact that SFAS No. 157 will have on the LLC's consolidated financial statements when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2009. The resulting fair values calculated under SFAS No. 157 after adoption may be different from the fair values that would have been calculated under previous guidance.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(2)	Summary of Significant Accounting Policies - continued

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits but does not require the LLC to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007. As the LLC did not elect to fair value any of its financial instruments under the provisions of SFAS No. 159, the adoption of this statement effective January 1, 2008 did not have an impact on the LLC’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Manager is currently evaluating the impact of SFAS No. 160 on the LLC’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for reporting periods beginning after November 15, 2008, with early application encouraged. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect the LLC’s financial condition, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements in prior years to conform to the current presentation.

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following at December 31, 2008 and 2007:

	2008	2007

Minimum rents receivable	$29,642,020	$24,270,205
Estimated residual values	4,283,003	2,129,432
Initial direct costs, net	682,275	707,589
Unearned income	(7,708,565)	(5,485,296)

Net investment in finance leases	26,898,733	21,621,930

Less: Current portion of net
investment in finance leases	6,175,219	4,011,408
	-	-
Net investment in finance leases,
less current portion	$20,723,514	$17,610,522

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(3)	Net Investment in Finance Leases - continued

Telecommunications Equipment

During 2007, the LLC, through its wholly-owned subsidiary, ICON Global Crossing IV, LLC (“ICON Global Crossing IV”), purchased telecommunications equipment for approximately $21,294,000 that is subject to a lease with Global Crossing Telecommunications, Inc. (“Global Crossing”). The lease expires on November 30, 2011. The LLC incurred professional fees of approximately $149,000 and paid acquisition fees to the Manager of approximately $639,000 relating to this transaction.

Manufacturing Equipment

On March 3, 2008, the LLC, through its wholly-owned subsidiary, ICON French Equipment II, LLC (“ICON French Equipment II”), purchased auto parts manufacturing equipment and simultaneously leased back the equipment to Sealynx Automotive Transieres SAS (“Sealynx”).  The purchase price was approximately $11,626,000 (€7,638,400). The lease term commenced on March 3, 2008 and continues for a period of 60 months. The LLC paid an acquisition fee to the Manager of approximately $350,000 (€229,152) relating to this transaction. As additional security for Sealynx’s obligations under the lease, the LLC was granted a lien on property owned by Sealynx in France, valued at €3,746,400 at the acquisition date, and a guaranty from Sealynx’s parent company, Sealynx Automotive Holding.

Non-cancelable minimum annual amounts due on investments in finance leases over the next five years were as follows at December 31, 2008:

Years Ending December 31,

2009	$9,088,764
2010	9,088,764
2011	8,572,377
2012	2,892,115

$29,642,020

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at December 31, 2008 and 2007:

	2008	2007
Marine vessels	$261,719,265	$40,930,897
Telecommunications equipment	6,116,887	-
Coal-mining equipment	12,834,631	-
Manufacturing equipment	35,761,085	26,702,750
	316,431,868	67,633,647
Less: Accumulated depreciation	(14,178,194)	(1,823,881)

	$302,253,674	$65,809,766

Depreciation expense was $12,354,313 and $1,823,881 for the years ended December 31, 2008 and 2007, respectively.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(4)	Leased Equipment at Cost - continued

Marine Vessels

On December 3, 2008, ICON Eagle Carina Pte. Ltd., a Singapore corporation wholly-owned by ICON Eagle Carina Holdings, LLC (“ICON Carina Holdings”), a Marshall Islands limited liability company owned 64.3% by the LLC and 35.7% by ICON Income Fund Ten, LLC (“Fund Ten”), an entity also managed by the Manager, executed a Memorandum of Agreement to purchase a 95,639 DWT Aframax product tanker, the M/V Eagle Carina (the “Eagle Carina”), from Aframax Tanker II AS. On December 18, 2008, the Eagle Carina was purchased for $39,010,000, of which $27,000,000 of non-recourse debt was borrowed from Fortis Bank NV/SA (“Fortis”) and DVB Bank SE (“DVB”).  The Eagle Carina is subject to an 84-month bareboat charter with AET that expires on November 14, 2013.  ICON Carina Holdings paid an acquisition fee to the Manager of approximately $1,170,000 relating to this transaction.

On December 3, 2008, ICON Eagle Corona Pte. Ltd., a Singapore corporation wholly-owned by ICON Eagle Corona Holdings, LLC (“ICON Corona Holdings”), a Marshall Islands limited liability company owned 64.3% by the LLC and 35.7% owned by Fund Ten, executed a Memorandum of Agreement to purchase a 95,634 DWT Aframax product tanker, the M/V Eagle Corona (the “Eagle Corona”), from Aframax Tanker II AS.  On December 31, 2008, the Eagle Corona was purchased for $41,270,000, of which $28,000,000 of non-recourse debt was borrowed from Fortis and DVB. The Eagle Corona is subject to an 84-month bareboat charter with AET that expires on November 14, 2013.  ICON Corona Holdings paid an acquisition fee to the Manager of approximately $1,238,000 relating to this transaction.

On November 18, 2008, ICON Eagle Auriga Pte. Ltd. (“ICON Eagle Auriga”), a wholly-owned subsidiary of ICON Eagle Holdings, LLC (“ICON Eagle Holdings”), purchased a 102,352 DWT Aframax product tanker, the M/V Eagle Auriga (the “Eagle Auriga”), from Aframax Tanker I AS for $42,000,000, of which $28,000,000 of non-recourse debt was borrowed from Fortis and DVB. ICON Eagle Holdings is a wholly-owned subsidiary of the LLC. On November 21, 2008, ICON Eagle Centaurus Pte. Ltd. (“ICON Eagle Centaurus”), also a wholly-owned subsidiary of ICON Eagle Holdings, purchased a 95,644 DWT Aframax product tanker, the M/V Eagle Centaurus (the “Eagle Centaurus”), for $40,500,000, of which $27,000,000 of non-recourse debt was borrowed from Fortis and DVB.  The Eagle Auriga and the Eagle Centaurus are subject to 84-month bareboat charters with AET, Inc. Limited (“AET”) that expire on November 14, 2013 and November 13, 2013, respectively. The LLC paid an acquisition fee to the Manager of $2,475,000 relating to these transactions.

On April 24, 2008, the LLC, through its wholly-owned subsidiaries, ICON Arabian Express, LLC (“ICON Arabian”) and ICON Aegean Express, LLC (“ICON Aegean”), acquired two 1,500 TEU containership vessels from Vroon Group B.V. (“Vroon”) - the Aegean Express and the Arabian Express (collectively, the “Vessels”) - for an aggregate purchase price of $51,000,000, of which $38,700,000 of non-recourse debt was borrowed from Fortis. Simultaneously with the purchase, the Vessels were bareboat chartered back to the subsidiary of Vroon for a period of 72 months. The LLC paid approximately $2,082,000 in transaction-related costs, including $1,530,000 in acquisition fees paid to the Manager.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(4)	Leased Equipment at Cost - continued

On June 26, 2007, the LLC and Fund Ten formed ICON Mayon, LLC (“ICON Mayon”), with ownership interests of 51% and 49%, respectively. On July 24, 2007, ICON Mayon purchased a 98,507 DWT Aframax product tanker, the Mayon Spirit, from an affiliate of Teekay Corporation (“Teekay”). The purchase price for the Mayon Spirit was approximately $40,250,000, with approximately $15,312,000 funded in the form of a capital contribution to ICON Mayon and borrowings of approximately $24,938,000 of non-recourse debt borrowed from Fortis Capital Corp. Simultaneously with the closing of the purchase of the Mayon Spirit, the Mayon Spirit was bareboat chartered back to Teekay for a term of 48 months.  The charter commenced on July 24, 2007. The total capital contributions made to ICON Mayon were approximately $16,020,000. The LLC paid approximately $845,000 in transaction-related costs, which included approximately $616,000 of acquisition fees paid to the Manager.

Telecommunications Equipment

On March 11, 2008, ICON Global Crossing IV purchased additional telecommunications equipment for approximately $5,939,000 that is also subject to a lease with Global Crossing. The lease expires on March 31, 2011. The LLC paid an acquisition fee to the Manager of approximately $178,000 relating to this transaction.

Coal-Mining Equipment

On May 5, 2008, the LLC, through its wholly-owned subsidiary, ICON Magnum, LLC (“ICON Magnum”), purchased the Bucyrus Erie model 1570 Dragline (the “Dragline”) for a purchase price of approximately $12,461,000.  The Dragline was simultaneously leased back to Magnum Coal Company and its subsidiaries. The lease term commenced on June 1, 2008 and continues for a period of 60 months. The LLC paid an acquisition fee to the Manager of approximately $374,000 relating to this transaction.

Manufacturing Equipment

On December 11, 2007, the LLC and Fund Eleven formed ICON EAR, LLC (“ICON EAR”), with ownership interests of 55% and 45%, respectively.  On December 28, 2007, ICON EAR completed the acquisition of and simultaneously leased back semiconductor manufacturing equipment to Equipment Acquisition Resources, Inc. (“EAR”) for a purchase price of $6,935,000. During June 2008, the LLC and Fund Eleven made additional contributions to ICON EAR, which were used to complete another acquisition from and simultaneously leased back additional semiconductor manufacturing equipment to EAR for a total purchase price of approximately $8,795,000. The LLC and Fund Eleven retained ownership interests of 55% and 45%, respectively, subsequent to this transaction. The lease term for both acquisitions commenced on July 1, 2008 and expires on June 30, 2013. The LLC paid acquisition fees to the Manager of approximately $259,000 relating to these transactions.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(4)	Leased Equipment at Cost - continued

On September 28, 2007, the LLC completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of LC Manufacturing, LLC (“LC Manufacturing”), a wholly-owned subsidiary of MW Universal, Inc. (“MWU”), for a purchase price of $14,890,000.  The lease term commenced on January 1, 2008 and continues for a period of 60 months. The LLC paid an acquisition fee to the Manager of approximately $447,000. On December 10, 2007, the LLC completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of MW Crow, Inc. (“Crow”), a wholly-owned subsidiary of MWU, for a purchase price of $4,100,000.  The lease term commenced on January 1, 2008 and continues for a period of 60 months.  The LLC paid an acquisition fee to the Manager of $123,000.

Simultaneously with the closing of the transactions with LC Manufacturing and Crow, Fund Ten and Fund Eleven (together with the LLC, the “Participating Funds”), completed similar acquisitions with seven other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective leases (including those of LC Manufacturing and Crow) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds has also entered into a credit support agreement pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investment. On September 5, 2008, the Participating Funds and IEMC Corp., a subsidiary of the Manager (“IEMC”), entered into a Forbearance Agreement with MWU, LC Manufacturing, Crow and seven other subsidiaries of MWU to cure certain non-payment related defaults under its lease covenants with the LLC. The terms of the Forbearance Agreement include, among other things, additional collateral being pledged and the grant of a warrant for the purchase of 180 shares of the capital stock of MWU at an exercise price of $0.01 per share, exercisable for a period of five years beginning September 5, 2008. As of December 31, 2008, the LLC’s current proportionate share of the warrants was 35.3% of the warrants issued for the capital stock of MWU. At December 31, 2008, the Manager determined that the fair value of these warrants was $0. On February 2, 2009, the Participating Funds and IEMC entered into an amended Forbearance Agreement with MWU, LC Manufacturing, Crow and seven other subsidiaries of MWU with respect to certain lease defaults. In consideration for restructuring LC Manufacturing’s lease payment schedule, the LLC received, among other things, warrants to purchase 10% of the outstanding stock of LC Manufacturing, at an exercise price of $0.01 per share, exercisable for a period of five years from the grant date. At December 31, 2008, the Manager determined that the fair value of the warrant was $0.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(4)	Leased Equipment at Cost - continued

Aggregate annual minimum future rentals receivable from each of the LLC’s non-cancelable leases over the next five years consisted of the following at December 31, 2008:

Years Ending
December 31,

2009	$49,040,626
2010	$49,654,794
2011	$45,632,112
2012	$41,651,640
2013	$27,651,371
Thereafter	$2,084,850

(5)	Notes Receivable

On November 25, 2008, ICON Northern Leasing, LLC (“ICON Northern Leasing”), a joint venture among the LLC, Fund Ten and Fund Eleven, purchased four promissory notes (the “Notes”) and received an assignment of the underlying Master Loan and Security Agreement (the “MLSA”), dated July 28, 2006. The LLC, Fund Ten and Fund Eleven have ownership interests of 52.75%, 12.25% and 35%, respectively. The aggregate purchase price for the Notes was approximately $31,573,000, net of a discount of approximately $5,165,000. The Notes are secured by an underlying pool of leases for credit card machines. The Notes accrue interest at rates ranging from 7.97% to 8.40% per year and require monthly payments ranging from approximately $183,000 to $422,000. The Notes mature between October 15, 2010 and August 14, 2011 and require balloon payments at the end of each note ranging from approximately $594,000 to $1,255,000. The LLC’s share of the purchase price of the Notes was approximately $16,655,000 and the LLC paid an acquisition fee to the Manager of approximately $500,000 relating to this transaction.

On November 7, 2008, the LLC, through its wholly-owned subsidiary, ICON Appleton, LLC (“ICON Appleton”), made a secured term loan to Appleton Papers, Inc. (“Appleton”) in the amount of $22,000,000. The loan is secured by a machine paper coating manufacturing line. Interest on the term note accrues at 12.5% per year and is payable monthly in arrears in accordance with the promissory note for a period of 60 months. The LLC paid an acquisition fee to the Manager of $660,000 relating to this transaction.

On August 13, 2007, the LLC, along with a consortium of other lenders, entered into an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately-held manufacturer of solar panels, for the building of a new production facility. The financing facility was to mature on June 30, 2013 and was secured by the equipment as well as all other assets of Solyndra. The LLC was to receive principal payments starting October 2008. In the interim period, interest was paid on a quarterly basis using a range of rates from 6.20% to 6.74% per year. The financing facility was for a maximum amount of $93,500,000, of which the LLC committed to invest up to $5,000,000. As of June 30, 2008, the LLC had loaned approximately $4,367,000. The LLC paid an acquisition fee to the Manager of approximately $126,000 relating to this transaction. On July 27, 2008, Solyndra fully repaid the outstanding note receivable and the entire financing facility was terminated. The LLC received approximately $4,437,000 from the repayment, which consisted of principal and interest accrued as of such date.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(5)	Notes Receivable - continued

In connection with the transaction, the LLC received warrants for the purchase of up to 40,290 shares of Solyndra common stock at an exercise price of $4.96 per share. The fair value of these warrants was approximately $115,000 on the transaction date and was reflected as a discount on the face amount of the note receivable. At December 31, 2008, the Manager determined, based on the Black-Scholes option pricing model, that the aggregate fair value of the warrants was $61,579. The assumptions used for the Black-Scholes option pricing model were as follows: strike price $4.96, share price $1.53, expiration date of April 6, 2014, a volatility of 300%, and the risk free interest rate of 0.12%. The volatility percentage was determined by taking a sampling of similar businesses from their initial public offering date to present and placing a percentage based on the performance of the share price of this sampling. The repayment of the note by Solyndra does not affect the warrants held by the LLC and the LLC retains its rights thereunder.

(6)	Investment in Joint Venture

The LLC and Fund Eleven formed the joint venture discussed below for the purpose of acquiring and managing certain assets. The LLC and Fund Eleven have substantially identical investment objectives and participate on the same terms and conditions.

ICON Pliant, LLC

On June 30, 2008, the LLC and Fund Eleven formed ICON Pliant, LLC (“ICON Pliant”), which entered into an agreement with Pliant Corporation (“Pliant”)  to acquire manufacturing equipment for a purchase price of $12,115,000, of which the LLC paid approximately $5,452,000. On July 16, 2008, the LLC and Fund Eleven completed the acquisition of and simultaneously leased back manufacturing equipment to Pliant. The LLC and Fund Eleven have ownership interests in ICON Pliant of 45% and 55%, respectively. The lease expires on September 30, 2013. ICON Pliant paid an acquisition fee to the Manager of approximately $363,000, of which the LLC’s share was approximately $163,000.

(7)	Non-Recourse Long-Term Debt

On July 24, 2007, ICON Mayon borrowed approximately $24,938,000 in connection with the acquisition of the Mayon Spirit. The non-recourse long-term debt matures on July 25, 2011 and accrues interest at the London Interbank Offered Rate (“LIBOR”) plus 1.00% per year.  The non-recourse long-term debt requires monthly payments ranging from $476,000 to $527,000. The lender has a security interest in the Mayon Spirit and an assignment of the charter hire. The LLC paid and capitalized approximately $187,000 in debt financing costs. As of December 31, 2008 and 2007, the remaining balance on the non-recourse long-term debt was approximately $17,567,000 and $22,480,000, respectively.

Simultaneously with the execution of the non-recourse long-term debt agreement mentioned above, the LLC entered into an interest rate swap contract with Fortis in order to hedge the variable interest rate on the non-recourse long-term debt and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contract, which was deemed effective as of June 19, 2008, fixed the interest rate at 6.35%. As of December 31, 2008 and 2007, ICON Mayon recorded in accumulated other comprehensive loss a cumulative decrease in the fair value of the interest swap of approximately $1,128,000 and approximately $686,000, of which the LLC’s share was approximately $575,000 and $350,000, respectively.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(7)	Non-Recourse Long-Term Debt - continued

On April 24, 2008, ICON Aegean and ICON Arabian borrowed approximately $38,700,000 in connection with the acquisition of the Vessels. The non-recourse long-term debt obligations mature on April 24, 2014 and accrue interest at LIBOR plus 1.50% per year. The lender has a security interest in the Vessels and an assignment of the charter hire. The LLC paid and capitalized approximately $387,000 in debt financing costs. At December 31, 2008, the aggregate outstanding balance of the non-recourse long-term debt obligations was approximately $35,008,000.

Simultaneously with the execution of the non-recourse long-term debt agreements mentioned above, the LLC entered into interest rate swap contracts with Fortis in order to hedge the variable interest rates on the non-recourse long-term debt and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contracts, which were deemed effective as of June 19, 2008, fixed the interest rates of the debt of ICON Aegean and ICON Arabian at 3.93% per year. As of December 31, 2008, ICON Aegean and ICON Arabian recorded in accumulated other comprehensive loss a cumulative decrease in the fair value of the interest rate swaps of approximately $2,488,000, in the aggregate.

On November 18, 2008, ICON Eagle Holdings borrowed $55,000,000 in connection with the acquisition of the Eagle Auriga and Eagle Centaurus. The non-recourse long-term debt obligations mature on November 13, 2013 and accrue interest at LIBOR plus a 1.75% per year margin. The lender has a security interest in the Eagle Auriga and the Eagle Centaurus and an assignment of the charter hire. The LLC paid and capitalized approximately $940,000 in debt financing costs. At December 31, 2008, the aggregate outstanding balance of the non-recourse long-term debt obligations was $55,000,000.

Simultaneously with the execution of the non-recourse long-term debt agreements mentioned above, the LLC entered into interest rate swap contracts with Fortis and DVB in order to hedge the variable interest rates on the non-recourse long-term debt and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contracts, which were deemed effective as of November 18, 2008, fixed the interest rates of the debt of ICON Eagle Holdings at 4.94% per year for ICON Eagle Auriga and 4.63% per year for ICON Eagle Centaurus. As of December 31, 2008, ICON Eagle Holdings recorded in accumulated other comprehensive loss a cumulative decrease in the fair value of the interest rate swaps of approximately $1,705,000.

On December 18, 2008, ICON Carina Holdings borrowed $27,000,000 in connection with the acquisition of the Eagle Carina. The non-recourse long-term debt obligation matures on November 14, 2013 and accrues interest at LIBOR plus a 1.75% per year margin. The lender has a security interest in the Eagle Carina and an assignment of the charter hire. The LLC paid and capitalized approximately $405,000 in debt financing costs. At December 31, 2008, the aggregate outstanding balance of the non-recourse long-term debt obligation was $27,000,000.

Simultaneously with the execution of the non-recourse long-term debt agreement mentioned above, the LLC entered into an interest rate swap contract with Fortis and DVB in order to hedge the variable interest rate on the non-recourse long-term debt and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contract, which was deemed effective as of December 18, 2008, fixed the interest rates of the debt of ICON Carina Holdings at 3.85% per year. As of December 31, 2008, ICON Carina Holdings recorded in accumulated other comprehensive loss a cumulative decrease in the fair value of the interest rate swaps of $192,064.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(7)	Non-Recourse Long-Term Debt - continued

On December 31, 2008, ICON Corona Holdings borrowed $28,000,000 in connection with the acquisition of the Eagle Corona. The non-recourse long-term debt obligation matures on November 14, 2013 and accrues interest at LIBOR plus a 1.75% per year margin. The lender has a security interest in the Eagle Corona and an assignment of the charter hire. The LLC paid and capitalized approximately $422,000 in debt financing costs. At December 31, 2008, the aggregate outstanding balance of the non-recourse long-term debt obligation was $28,000,000.

As of December 31, 2008 and 2007, the LLC had net debt financing costs of $2,180,047 and $168,602, respectively.  For the years ended December 31, 2008 and 2007, the LLC recognized amortization expense of $142,199 and $18,436, respectively.

The aggregate maturities of non-recourse long-term debt over the next five years were as follows at December 31, 2008:

Years Ending December 31,

2009	$29,073,897
2010	30,278,713
2011	32,642,767
2012	27,102,842
2013	36,078,301
Thereafter	7,398,548
$162,575,068

(8)	Revolving Line of Credit, Recourse

On August 31, 2005, certain of the LLC’s affiliates (entities sponsored and organized by the Manager), ICON Income Fund Eight B, L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC, Fund Ten and Fund Eleven (collectively, the “Borrowers”) entered into a Commercial Loan Agreement (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provided for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”) which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Loan Agreement prohibits any Borrower from declaring or paying any distribution to investors if such a payment would cause such Borrower to become non-compliant with the financial covenants in the Loan Agreement.  The Borrowers were obligated to pay a quarterly commitment fee of 0.5% on unused commitments under the Facility.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(8)	Revolving Line of Credit, Recourse - continued

In addition, the Borrowers entered into a Contribution Agreement (the “Contribution Agreement”), pursuant to which the Borrowers agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers’ obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The Loan Modification extended the Facility from August 31, 2007 to September 30, 2008 and lowered (i) the interest rate for general advances under the Facility from CB&T’s prime rate plus 0.25% to CB&T’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market (the “LIEM Rate”) plus 2.75% per year to the LIEM Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer had to maintain a cash reserve.

On June 20, 2007, the Loan Agreement, the Contribution Agreement and the Loan Modification were modified to add the LLC as a Borrower.

On May 1, 2008, the Borrowers entered into an additional loan modification agreement. The agreement increased the revolving line of credit up to $30,000,000 and extended the expiration date to April 30, 2010. The Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but CB&T has no obligation to extend. In addition, the quarterly unused commitment fee of 0.5% was reduced to 0.25% on unused commitments under the Facility. The interest rate at December 31, 2008 was 3.25%.

The Borrowers were in compliance with the covenants under the Loan Agreement at December 31, 2008 and 2007.  The Borrowers were also in compliance with the Contribution Agreement at December 31, 2008 and 2007 and no amounts were due to or payable by the LLC under the Contribution Agreement as of such date.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,185,000 at December 31, 2008. The balances of $1,185,000 and $5,000,000 were borrowed by Fund Eight B and Fund Eleven, respectively. On February 26, 2009, Fund Eleven borrowed an additional $600,000 under the Facility.

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(9)	Transactions with Related Parties - continued

In accordance with the terms of the LLC Agreement, the LLC will pay the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals and other contractual payments recognized either directly by the LLC or through its joint ventures, and (ii) acquisition fees, through the end of the operating period, of 3% of the purchase price of the LLC’s investments.  In addition, the Manager will be reimbursed for administrative expenses incurred in connection with the LLC’s operations.

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

The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds. The LLC paid distributions to the Manager of $162,440 and $20,561 for the years ended December 31, 2008 and 2007, respectively.  The Manager’s interest in the LLC’s net income for the years ended December 31, 2008 and 2007 was $59,426 and $1,169, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

				For the Period from
				May 25, 2007
				(Commencement of
			Year Ended	Operations) through
Entity	Capacity	Description	December 31, 2008	December 31, 2007
ICON Capital Corp.	Manager	Organizational and
		offering expenses (1)	$2,273,874	$2,841,757
ICON Securities Corp.	Managing broker-dealer	Underwriting fees (1)	$3,458,030	$1,849,163
ICON Capital Corp.	Manager	Acquisition fees (2)	$7,905,969	$2,090,934
ICON Capital Corp.	Manager	Administrative expense
		reimbursements (3)	$2,705,118	$1,346,866
ICON Capital Corp.	Manager	Management fees (3)	$1,474,993	$178,289

(1) Amount charged directly to members' equity.
(2) Amount capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(3) Amount charged directly to operations.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(9)	Transactions with Related Parties - continued

At December 31, 2008, the LLC, through ICON Carina Holdings and ICON Corona Holdings, was due $1,919,144 from an affiliate for the Eagle Carina and the Eagle Corona acquisitions. The LLC also had a payable to the Manager and its affiliates of $1,608,556 relating to administrative expenses to the Manager and to an affiliate for the Eagle Auriga and the Eagle Centaurus acquisitions. At December 31, 2007, the LLC had a net payable to the Manager and its affiliates of $246,926 relating to administrative expenses and organizational and offering fees due to the Manager and underwriting fees due to ICON Securities.

(10)	Derivative Financial Instruments

The LLC is exposed to interest rate risk on the floating-rate non-recourse debt and uses floating-to-fixed interest rate swaps to hedge this exposure.  As of December 31, 2008, the LLC had six floating-to-fixed interest rate swaps designated as cash flow hedges with aggregate notional amounts of approximately $134,575,000.  As of December 31, 2007, the LLC had one floating-to-fixed interest rate swap designated as a cash flow hedge with a notional amount of approximately $22,480,000.

The hedging strategy of the LLC is to match the projected future business cash flows with the underlying debt service.  When the derivative financial instrument is deemed to be highly effective in offsetting variability in the hedged item, changes in its fair value are recorded in accumulated other comprehensive (loss) income and recognized contemporaneously with the earnings effects of the hedged item.  The fair value was determined using market prices and pricing models at December 31, 2008 and 2007.

At December 31, 2008, the LLC’s six floating-to-fixed interest rate swaps related to ICON Carina Holdings, two interest rate swaps for ICON Eagle Holdings, ICON Aegean, ICON Arabian and ICON Mayon. The total unrealized loss recorded to accumulated other comprehensive (loss) income related to the change in fair value of these interest rate swaps was approximately $4,542,000.

At December 31, 2007, the LLC’s floating-to-fixed interest rate swap was related to ICON Mayon. The total unrealized loss recorded to accumulated other comprehensive (loss) income related to the change in fair value of the interest rate swap was approximately $350,000.

For the years ended December 31, 2008 and 2007, gains or losses recorded in earnings representing the amount of the hedges’ ineffectiveness were insignificant. The LLC expects to transfer approximately $2,613,119 from accumulated other comprehensive (loss) income to earnings in the next 12 months.

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(10)	Derivative Financial Instruments - continued

On June 19, 2008, the LLC entered into four foreign exchange Euro-to-USD forward contracts to hedge its exposure to currency translation risk with respect to the Sealynx transaction. Each contract had a notional value of €275,000 with a Euro to USD conversion rate ranging from 1.5184 to 1.5368. During 2008, two of the forward contracts matured and the LLC recognized a gain of approximately $17,000.

(11)	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes accumulated unrealized loss on derivative financial instruments of $4,455,706 and $349,950 for the years ended December 31, 2008 and 2007, respectively. Accumulated other comprehensive income (loss) includes acumulated unrealized income from currency translation adjustments of $945,976 for the year ended December 31, 2008.

(12)	Fair Value of Financial Instruments

SFAS No. 157

Effective January 1, 2008, the LLC adopted SFAS No. 157. See Note 2, Summary of Significant Accounting Policies.

SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
•	Level 3: Pricing inputs that are generally unobservable and can not be corroborated by market data.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Manager’s assessment, on the LLC’s behalf, of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(12)	Fair Value of Financial Instruments - continued

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:

Warrants	$-	$61,579	$-	$61,579

Derivative Asset	$-	$92,388	$-	$92,388

Liabilities:

Derivative Liabilities	$-	$5,431,968	$-	$5,431,968

(1) quoted prices in active markets for identical assets or liabilities
(2) observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) no observable pricing inputs in the market

The LLC’s derivative contracts, including interest rate swaps, foreign exchange forwards and warrants, are valued using models based on readily observable market parameters for all substantial terms of the LLC’s derivative contracts and are classified within Level 2.  As permitted by SFAS No. 157, the LLC uses market prices and pricing models for fair value measurements of its derivative instruments.  The fair value of the warrants was recorded in other non-current assets and the derivative assets and liabilities were recorded in derivative instruments within the consolidated balance sheets.

SFAS No. 107

Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) SFAS No. 107, “Disclosures About Fair Values of Financial Instruments,” does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of recourse debt, if any, approximates fair value due to their short-term maturities and variable interest rates.

The estimated fair value of the LLC’s notes receivable was based on the discounted value of future cash flows expected to be received from the loans, based on terms consistent with the range of the LLC’s internal pricing strategies for the transactions of this type.

	Carrying Amount	Fair Value
Fixed rate notes receivable	$52,700,354	$58,409,839

(13)	Concentrations of Risk

At times, the LLC's cash and cash equivalents may exceed insured limits. The LLC has placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

For the years ended December 31, 2008 and 2007, the LLC had three and four lessees that accounted for approximately 55.0% and 99.6% of rental and finance income, respectively.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(13)	Concentrations of Risk - continued

For the years ended December 31, 2008 and 2007, the LLC had two and one borrowers that accounted for approximately 51.7% and 40.0% of interest and other income, respectively.

For the years ended December 31, 2008 and 2007, the LLC had five and three lessees that accounted for approximately 46.4% and 71.0% of total assets, respectively.

 For the years ended December 31, 2008 and 2007, the LLC had two and one lenders that accounted for 92.4% and 98.0% of total liabilities, respectively.

(14)	Geographic Information

Geographic information for revenue, based on the country of origin, and long-lived assets, which includes finance leases, operating leases, net of accumulated depreciation and investment in joint venture were as follows:

	Year Ended December 31, 2008
	United
	States	France	Vessels (a)	Total
Revenue:
Rental income	$10,542,051	$-	$12,398,594	$22,940,645
Finance income	$2,185,240	$1,509,938	$-	$3,695,178
Income from investment in joint venture	$325,235	$-	$-	$325,235

	At December 31, 2008
	United
	States	France	Vessels (a)	Total
Long-lived assets:
Net investment in finance leases	$17,300,158	$9,598,575	$-	$26,898,733
Leased equipment at cost, net	$47,855,363	$-	$254,398,311	$302,253,674
Notes receivable on financing facility, net	$52,700,354	$-	$-	$52,700,354
Investment in joint venture	$5,374,899	$-	$-	$5,374,899

(a)
The LLC's vessels are chartered to three separate companies: one vessel to Teekay, two vessels to Vroon and four vessels to AET. When the LLC charters a vessel to a charterer, the charterer is free to trade the vessel worldwide.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(14)	Geographic Information - continued

	Year Ended December 31, 2007
	United
	States	Vessels (a)	Total
Revenue:
Rental income	$1,023,293	$2,722,170	$3,745,463
Finance income	$762,779	$-	$762,779

	At December 31, 2007
	United
	States	Vessels (a)	Total
Long-lived assets:
Net investment in finance leases	$21,621,930	$-	$21,621,930
Leased equipment at cost, net	$26,107,473	$39,702,293	$65,809,766
Notes receivable on financing facility, net	$4,087,568	$-	$4,087,568

(a)	The LLC's vessel was chartered to Teekay. When the LLC charters a vessel to a charterer, the charterer is free to trade the vessel worldwide.

(15)	Selected Quarterly Financial Data

The following table is a summary of selected financial data, by quarter:

	(unaudited)				Year ended
	Quarters Ended in 2008				December 31,
	March 31,	June 30,	September 30,	December 31,	2008

Total revenue	$4,247,630	$6,925,960	$7,951,245	$10,221,667	$29,346,502

Net income allocable to
additional members	$721,535	$1,401,658	$2,005,987	$1,753,974	$5,883,154

Weighted average number of additional shares of
limited liability company interests outstanding	114,701	157,613	203,998	251,778	181,777

Net income per weighted average
additional share of limited liability company
interests	$6.29	$8.89	$9.83	$6.97	$32.36

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(15)	Selected Quarterly Financial Data - continued

	(unaudited)				Year ended
	Quarters Ended in 2007				December 31,
	March 31,	June 30,	September 30,	December 31,	2007

Total revenue	$-	$21,258	$1,566,901	$3,242,156	$4,830,315

Net (loss) income allocable to
additional members	$-	$(198,846)	$(235,898)	$550,427	$115,683

Weighted average number of additional shares of
limited liability company interests outstanding	-	8,429	35,878	74,081	47,186

Net (loss) income per weighted average
additional share of limited liability company
interests	$-	$(23.59)	$(6.58)	$7.43	$2.45

(16)	Commitments and Contingencies and Off-Balance Sheet Transactions

At the time the LLC acquires or divests of its interest in an equipment lease or other leasing transaction, the LLC may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  The Manager believes that any liability of the LLC that may arise as a result of any such indemnification obligations will not have a material adverse effect on the consolidated financial condition of the LLC taken as a whole.

On September 28, 2007 and December 10, 2007, the LLC completed its simultaneous acquisitions and leasing back of substantially all of the machining and metal working equipment of LC Manufacturing and Crow. Simultaneously with the closing of the transactions with LC Manufacturing and Crow, the Participating Funds completed similar acquisitions with seven other subsidiaries of MWU pursuant to which the respective funds purchased the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective leases (including those of LC Manufacturing and Crow) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds has also entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investment.  The term of each credit support agreement matches that of the lease agreement.  No amounts were accrued at December 31, 2008 and the Manager cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

On November 25, 2008, the LLC, through ICON Northern Leasing, purchased the Notes and received an assignment of the MLSA. The Notes are secured by an underlying pool of leases for credit card machines and Northern Leasing Systems, Inc., the originator and servicer of the Notes, provided a limited guaranty of the MLSA for payment deficiencies up to approximately $6,355,000.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(16)	Commitments and Contingencies and Off-Balance Sheet Transactions – continued

In connection with the acquisitions of Eagle Auriga, Eagle Centaurus, Eagle Carina and Eagle Corona, the LLC, through ICON Eagle Holdings, ICON Carina Holdings and ICON Corona Holdings, maintains four restricted cash accounts with Fortis. These restricted cash accounts consist of the free cash balances that result from the difference between the bareboat charter payments from AET and the repayments on the non-recourse long-term debt to Fortis and DVB. The account of ICON Eagle Holdings is cross-collateralized and the free cash remains in the restricted cash account until a cumulative amount of $500,000 is funded into the account. Thereafter, all free cash in excess of $500,000 can be distributed. The free cash for ICON Carina Holdings and ICON Corona Holdings remain in the restricted cash accounts until $500,000 is funded into each account. Thereafter, all free cash in excess of $500,000 can be distributed from the respective accounts. As of December 31, 2008, no amounts were deposited into the restricted cash accounts.

(17)	Income Tax Reconciliation (unaudited)

No provision for income taxes has been recorded by the LLC since the liability for such taxes is the responsibility of each of the individual members rather than the LLC.  The LLC’s income tax returns are subject to examination by federal and State taxing authorities, and changes, if any could adjust the individual income taxes of the members.

At December 31, 2008 and 2007, the members’ capital accounts included in the consolidated financial statements totaled $223,487,730 and $79,289,609, respectively. The members’ capital for federal income tax purposes at December 31, 2008 and 2007 totaled $215,058,845 and $80,136,483, respectively.  The difference arises primarily from sales and offering expenses reported as a reduction in the additional member’s capital accounts for financial reporting purposes, but not for federal income tax reporting purposes and differences in depreciation and amortization between financial reporting purposes and federal income tax purposes.

The following table reconciles net income for financial statement reporting purposes to the net loss for federal income tax purposes for the years ended December 31, 2008 and 2007:

	2008	2007
Net income per consolidated financial statements	$5,942,580	$116,852

Rental income	1,791,376	2,745,798
Depreciation and amortization	(20,199,124)	(6,286,562)
Tax (loss) gain from consolidated joint venture	(2,047,725)	529,288
Other	1,691,381	669,836

Net loss for federal income tax purposes	$(12,821,512)	$(2,224,788)

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(18)	Subsequent Events

On January 5, 2009, the LLC, through ICON Corona Holdings, entered into an interest rate swap contract with Fortis in order to hedge the variable interest rate on its non-recourse long-term debt.

On February 2, 2009, the Participating Funds and IEMC entered into an amended Forbearance Agreement with MWU, LC Manufacturing, Crow and seven other subsidiaries of MWU with respect to certain lease defaults. In consideration for restructuring LC Manufacturing’s lease payment schedule, the LLC received, among other things, warrants to purchase 10% of the outstanding stock of LC Manufacturing, at an exercise price of $0.01 per share, exercisable for a period of five years from the grant date. At December 31, 2008, the Manager determined that the fair value of the warrant was $0.

On February 11, 2009, Pliant commenced a voluntary Chapter 11 proceeding in U.S. Bankruptcy Court to eliminate all of its high-yield debt. In connection with this action, Pliant submitted a financial restructuring plan to eliminate its debt as part of a pre-negotiated package with its high yield creditors. The LLC’s lease is not currently subject to this proceeding. Pliant has indicated that it will continue to operate in a business-as-usual manner during the restructuring process.

On February 17, 2009, Appleton notified the LLC that it was in breach of a financial covenant contained in its secured term loans. As a result of this breach, the parties agreed to increase the interest on the term note from 12.5% per year to 14.25% per year beginning with the payment due on March 1, 2009.

On February 18, 2009, the LLC, through its wholly-owned subsidiary, ICON Murray, LLC, purchased mining equipment for approximately $3,348,000 that is subject to lease with American Energy Corporation and Ohio American Energy, Incorporated. The lease expires on March 31, 2011.

On March 9, 2009, the LLC, through its wholly-owned subsidiary, ICON Global Crossing IV, purchased telecommunications equipment for approximately $2,694,000 that is subject to lease with Global Crossing. The lease expires on March 31, 2012.

On March 18, 2009, the LLC, through its wholly-owned subsidiary, ICON Global Crossing IV, purchased telecommunications equipment for approximately $1,165,000 that is subject to a lease with Global Crossing.  The lease expires on March 31, 2012.

On March 24, 2009, the LLC, through its wholly-owned subsidiary, ICON Victorious, LLC (“ICON Victorious”), purchased an interest in an Accommodation and Work Barge (the “Barge”), Swiber Victorious, from Swiber Engineering Ltd. (“Swiber”) for the purchase price of $42,500,000.  The purchase price was funded by (i) a contribution by ICON Victorious of cash in the amount of $19,125,000 to Victorious, LLC (“Victorious”), a Marshall Islands limited liability company, in exchange for a senior, controlling equity interest in and all management rights with respect to Victorious, (ii) the contribution of the Barge from Swiber in exchange for a subordinate, non-controlling equity interest in Victorious, and (iii) the assumption by Victorious of $5,000,000 of subordinated indebtedness in favor of Swiber that bears interest at the rate of 3.5% per annum and is payable quarterly in arrears. The Barge is subject to an eight year bareboat charter with Swiber Offshore Marine Pte. Ltd. (the “Charterer”) beginning April 1, 2009.  At the conclusion of the charter, the Charterer has an option to purchase the Barge for $21,000,000.  The obligations of the various Swiber entities that are parties to the transaction are guaranteed by Swiber’s parent company, Swiber Holdings Limited.

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

While evaluating the Manager’s disclosure controls and procedures during 2006, Hays advised the Manager and the Manager recognized that greater internal controls were needed to aid in a more efficient closing of the Registrant’s financial statements, thereby requiring the Manager to hire additional skilled accounting staff.  In response, the Manager hired seven additional accounting staff members, two tax staff members, including a director of tax, and replaced the accounting management team over the past two years.  The most senior accountants are certified public accountants and/or have significant experience with public reporting entities and make up the accounting management team, including the Senior Vice President and Chief Financial Officer.  These accountants have more than 18, 17, 17, and 12 years, respectively, of experience with public reporting entities. The director of tax has more than 35 years of experience with public reporting entities.

The Registrant provided Hays with a copy of this disclosure and Hays furnished the Registrant with a letter dated November 30, 2007, addressed to the Securities and Exchange Commission (the “SEC”) stating whether or not it agrees with the above statements.  A copy of Hays’ letter dated November 30, 2007 is attached as Exhibit 16.1 to the Form 8-K that was filed with the SEC on November 30, 2007.

On November 26, 2007, the Board of Directors engaged Ernst & Young LLP (“Ernst & Young”) as the Registrant’s independent registered public accounting firm for the fiscal year ended December 31, 2007.  During the Registrant’s two most recent fiscal years and through November 26, 2007, neither the Registrant nor any one acting on its behalf consulted with Ernst & Young regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s financial statements and neither a written report was provided to the Registrant or oral advice was provided that Ernst & Young concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) or (iii) a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K and related instructions).

Item 9A(T). Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2008, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

Our Manager is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Manager assessed the effectiveness of its internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control — Integrated Framework."

Based on its assessment, our Manager believes that, as of December 31, 2008, its internal control over financial reporting is effective.

This Annual Report does not include an attestation report of our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permits us to only provide management’s reports in this Annual Report.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's Manager and Corporate Governance

Our Manager, ICON Capital Corp., a Delaware corporation (“ICON”), was formed in 1985. Our Manager's principal offices are located at 100 Fifth Avenue, 4th Floor, New York, New York 10011, and the telephone number is (212) 418-4700.

In addition to the primary services related to our making and disposing of investments, our Manager provides services relating to the day-to-day management of our investments. These services include collecting payments due from lessees, borrowers, and other counterparties; remarketing equipment that is off-lease; inspecting equipment; serving as a liaison with lessees, borrowers, and other counterparties; supervising equipment maintenance; and monitoring performance by lessees, borrowers, and other counterparties of their obligations, including payment of contractual payments and all operating expenses.

Name	Age	Title
Thomas W. Martin	55	Chairman and Director
Michael A. Reisner	38	Co-Chief Executive Officer, Co-President, and Director
Mark Gatto	36	Co-Chief Executive Officer, Co-President, and Director
Joel S. Kress	36	Executive Vice President — Business and Legal Affairs
Anthony J. Branca	40	Senior Vice President and Chief Financial Officer
H. Daniel Kramer	57	Senior Vice President and Chief Marketing Officer
David J. Verlizzo	36	Senior Vice President — Business and Legal Affairs
Craig A. Jackson	50	Senior Vice President — Remarketing and Asset Management
Harry Giovani	34	Senior Vice President — Risk

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

Michael A. Reisner, Co-Chief Executive Officer, Co-President, and Director joined ICON in 2001. Mr. Reisner was previously Executive Vice President, Chief Financial Officer, and Director.  In addition, Mr. Reisner was formerly General Counsel and he also formerly held the position of Executive Vice President – Acquisitions. Previously, from 1996 to 2001, Mr. Reisner was an attorney with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions.  Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-Chief Executive Officer, Co-President, and Director originally joined ICON in 1999 and was previously Executive Vice President, Chief Acquisitions Officer and Director.  Mr. Gatto was formerly Executive Vice President – Business Development from February 2006 to May 2007 and Associate General Counsel from November 1999 through October 2000.  Mr. Gatto is responsible for business and corporate development, including the acquisition of equipment subject to lease.  Before serving as Associate General Counsel, Mr. Gatto was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. From November 2000 to June 2003, Mr. Gatto was Director of Player Licensing for the Topps Company and, in July 2003, he co-founded a specialty business consulting firm in New York City and served as its managing partner before re-joining ICON in April 2005.  Mr. Gatto received an M.B.A from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Joel S. Kress, Executive Vice President – Business and Legal Affairs, started his tenure with ICON in August 2005 as Vice President and Associate General Counsel.  In February 2006, he was promoted to Senior Vice President and General Counsel, and in May 2007 he was promoted to his current position.  Previously, from 2001 to 2005, Mr. Kress was an attorney with Fried, Frank, Harris, Shriver & Jacobson LLP in New York and London, England, concentrating on mergers and acquisitions, corporate finance and financing transactions (including debt and equity issuances) and private equity investments.  Mr. Kress received a J.D. from Boston University School of Law and a B.A. from Connecticut College.

Anthony J. Branca has been Senior Vice President and Chief Financial Officer since May 2008. Mr. Branca originally joined ICON in January 2007 and was previously Senior Vice President – Accounting and Finance. Mr. Branca was Director of Corporate Reporting & Analysis for The Nielsen Company (formerly VNU) from May 2005 until January 2007, and held various other management positions with The Nielsen Company from July 1997 through May 2005.  Previously, from 1994 through 1997, Mr. Branca was employed as a senior accountant at Fortune Brands and started his career as an auditor with KPMG Peat Marwick in 1991.  Mr. Branca received a B.B.A. from Pace University.

H. Daniel Kramer, Senior Vice President and Chief Marketing Officer, joined ICON in 2008.  Mr. Kramer has more than 30 years of equipment leasing and structured finance experience. Most recently, from 2006 to 2008, Mr. Kramer was part of CIT Commercial Finance, Equipment Finance Division offering equipment leasing and financing solutions to complement public and private companies’ capital structure.  Prior to that role, from 2003 to 2006, Mr. Kramer was Senior Vice President, National Sales Manager with GMAC Commercial Equipment Finance leading a direct sales origination team from 2001 through 2003, Senior Vice President and National Sales Manager for ORIX Commercial Structured Equipment Finance division, and President of Kramer, Clark & Company for 12 years providing financial consulting services to private and public companies, including structuring and syndicating private placements, equipment leasing and recapitalizations.

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

Craig A. Jackson has been Senior Vice President – Remarketing and Asset Management since March 2008. Mr. Jackson was previously Vice President – Remarketing and Portfolio Management from February 2006 through March 2008. Previously, from October 2001 to 2006, Mr. Jackson was President and founder of Remarketing Services, Inc., a transportation equipment remarketing company. Prior to 2001, Mr. Jackson served as Vice President of Remarketing and Vice President of Operations for Chancellor Fleet Corporation (an equipment leasing company).  Mr. Jackson received a B.A. from Wilkes University.

Harry Giovani, Senior Vice President – Risk, joined ICON in April 2008. Most recently, from 2007 to 2008, he was Vice President for FirstLight Financial Corporation, responsible for underwriting and syndicating middle market leveraged loan transactions. Previously, from 2004 to 2007, he spent three years at GE Commercial Finance, initially as an Assistant Vice President in the Intermediary Group, where he was responsible for executing middle market transactions in a number of industries including manufacturing, steel, paper, pharmaceutical, technology, chemicals and automotive, and later as a Vice President in the Industrial Project Finance Group where he originated highly structured project finance transactions. He started his career at Citigroup’s Citicorp Securities and CitiCapital divisions, where he spent six years in a variety of roles of increasing responsibility including underwriting, origination and strategic marketing/business development. Mr. Giovani graduated from Cornell University in 1996 with a B.S. in Finance.

Code of Ethics

Our Manager, on our behalf, has adopted a code of ethics for its Co-Chief Executive Officers and  Chief Financial Officer.  The Code of Ethics is available free of charge by requesting it in writing from our Manager.  Our Manager's address is 100 Fifth Avenue, 4th Floor, New York, New York 10011.

Item 11. Executive Compensation

We have no directors or officers. Our Manager and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses:

				For the Period from
				May 25, 2007
				(Commencement of
			Year Ended	Operations) through
Entity	Capacity	Description	December 31, 2008	December 31, 2007
ICON Capital Corp.	Manager	Organizational and
		offering expenses (1)	$2,273,874	$2,841,757
ICON Securities Corp.	Managing broker-dealer	Underwriting fees (1)	$3,458,030	$1,849,163
ICON Capital Corp.	Manager	Acquisition fees (2)	$7,905,969	$2,090,934
ICON Capital Corp.	Manager	Administrative expense
		reimbursements (3)	$2,705,118	$1,346,866
ICON Capital Corp.	Manager	Management fees (3)	$1,474,993	$178,289

(1) Amount charged directly to members' equity.
(2) Amount capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(3) Amount charged directly to operations.

Our Manager also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds.  We paid and accrued distributions to our Manager of $162,440 and $20,561 for the years ended December 31, 2008 and 2007, respectively.  Our Manager’s interest in our net income was $59,426 and $1,169 for the years ended December 31, 2008 and 2007, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the Manager and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)	As of February 28, 2009, Directors and Officers of our Manager do not own any of our equity securities.

(c)	Neither we nor our Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Item 11 for a discussion of our related party transactions.  See Notes 6 and 9 to our financial statements for a discussion of our investment in joint venture and transactions with related parties, respectively.

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2008 and 2007, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.

Hays & Company LLP (“Hays”) was our independent registered public accounting firm in 2006 and 2007.  On November 26, 2007, the Board of Directors of our Manager terminated the services of Hays as our independent registered public accounting firm.  As a result of Hays’ termination, Hays did not complete the audit of our financial statements for the year ended December 31, 2007.   On November 26, 2007, the Board of Directors engaged Ernst & Young LLP (“Ernst & Young”) as the Registrant’s independent registered public accounting firm for the fiscal year ending December 31, 2007.  The following table presents the fees for both audit and non–audit services rendered for the years ended December 31, 2008 and 2007:

Principal Audit Firm - Ernst & Young LLP
	2008	2007
Audit fees	$619,362	$268,559
Tax fees	61,000	18,895

	$680,362	$287,454

Predecessor Audit Firm - Hays & Company LLP
	2008	2007
Audit fees	$27,850	$60,974
Tax fees	-	18,800

	$27,850	$79,774

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

File No. 000-53189
ICON Capital Corp.
Manager of the Registrant

Date: March 30, 2009

/s/Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

/s/Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
Manager of the Registrant

Date: March 30, 2009

/s/Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director
(Co-Principal Executive Officer)

/s/Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director
(Co-Principal Executive Officer)

/s/Anthony Branca
Anthony Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

/s/Thomas W. Martin
Thomas W. Martin
Chairman and Director

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrant which have not registered securities pursuant to Section 12 of the Act.  No Annual Report or proxy material has been sent to security holders.

88