Form 10-Q
period 2009-03-31
ICON Leasing Fund Twelve, LLC
filed 2009-05-15
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2009

or
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-53189

ICON Leasing Fund Twelve, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5651009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

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
Yes [x]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] Yes     [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,’’ ‘‘accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ]   Non-accelerated filer [x]  Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 [  ] Yes  [x] No

Number of outstanding shares of limited liability company interests of the registrant on April 30, 2009 is 348,826.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	March 31,
	2009	December 31,
	(unaudited)	2008
Current assets:
Cash and cash equivalents	$48,260,530	$45,408,378
Current portion of net investment in finance leases	7,389,534	6,175,219
Current portion of notes receivable	18,390,446	17,058,414
Other current assets	3,887,152	2,455,649

Total current assets	77,927,662	71,097,660

Non-current assets:
Net investment in finance leases, less current portion	21,451,693	20,723,514
Leased equipment at cost (less accumulated depreciation of
$21,489,930 and $14,178,194, respectively)	342,366,202	302,253,674
Notes receivable	38,849,140	35,641,940
Investment in joint venture	5,202,229	5,374,899
Derivative instrument	51,955	92,388
Due from Manager and affiliates	2,044,152	1,919,144
Other non-current assets, net	2,498,781	2,759,899

Total non-current assets	412,464,152	368,765,458

Total Assets	$490,391,814	$439,863,118

Liabilities and Equity

Current liabilities:
Current portion of non-recourse long-term debt	$29,122,324	$29,073,897
Derivative instruments	5,724,885	5,431,968
Deferred revenue	3,441,593	4,608,711
Due to Manager and affiliates	1,769,119	1,608,556
Accrued expenses and other current liabilities	1,936,584	2,046,343

Total current liabilities	41,994,505	42,769,475

Non-current liabilities:
Non-recourse long-term debt, less current portion	127,020,654	133,501,171
Other liabilities	5,000,000	-

Total non-current liabilities	132,020,654	133,501,171

Total Liabilities	174,015,159	176,270,646

Commitments and contingencies (Note 12)

Equity:
Members' Equity:
Additional Members	265,606,281	229,360,768
Manager	(159,172)	(121,406)
Accumulated other comprehensive loss	(6,381,483)	(5,751,632)

Total Members' Equity	259,065,626	223,487,730

Noncontrolling Interests	57,311,029	40,104,742

Total Equity	316,376,655	263,592,472

Total Liabilities and Equity	$490,391,814	$439,863,118

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2009	2008

Revenue:
Rental income	$12,830,390	$3,207,548
Finance income	880,910	750,921
Income from investment in joint venture	161,904	-
Interest and other income	2,415,816	289,161

Total revenue	16,289,020	4,247,630

Expenses:
Management fees - Manager	700,029	187,137
Administrative expense reimbursements - Manager	850,069	690,819
General and administrative	459,932	234,391
Interest	2,241,378	284,958
Depreciation and amortization	7,599,589	1,746,208

Total expenses	11,850,997	3,143,513

Net income	4,438,023	1,104,117

Less: Net income attributable to noncontrolling interests	(1,366,345)	(375,294)

Net income attributable to Fund Twelve	$3,071,678	$728,823

Net income attributable to Fund Twelve allocable to:
Additional Members	$3,040,961	$721,535
Manager	30,717	7,288

	$3,071,678	$728,823

Weighted average number of additional shares of
limited liability company interests outstanding	295,095	114,701

Net income attributable to Fund Twelve per weighted
average additional share of limited liability company interests	$10.31	$6.29

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Changes in Equity

	Members' Equity

	Additional Shares			Accumulated
	of			Other
	Limited Liability Company Interests	Additional Members	Manager	Comprehensive Loss	Total Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2008	273,989	$229,360,768	$(121,406)	$(5,751,632)	$223,487,730	$40,104,742	$263,592,472
Comprehensive income:
Net income		3,040,961	30,717	-	3,071,678	1,366,345	4,438,023
Change in valuation of derivative
instruments				(20,555)	(20,555)	(65,752)	(86,307)
Currency translation adjustment				(609,296)	(609,296)	-	(609,296)
Total comprehensive income				(629,851)	2,441,827	1,300,593	3,742,420
Proceeds from issuance of additional shares of limited liability company
interests	44,673	44,397,807	-	-	44,397,807	-	44,397,807
Sales and offering expenses		(4,413,405)	-	-	(4,413,405)	-	(4,413,405)
Cash distributions to members and noncontrolling interests		(6,779,850)	(68,483)	-	(6,848,333)	(2,476,304)	(9,324,637)
Investment in joint venture by noncontrolling interests	-	-	-	-	-	18,381,998	18,381,998

Balance, March 31, 2009 (unaudited)	318,662	$265,606,281	$(159,172)	$(6,381,483)	$259,065,626	$57,311,029	$316,376,655

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net income	$4,438,023	$1,104,117
Adjustments to reconcile net income to net cash provided by
operating activities:
Rental income paid directly to lenders by lessees	(7,890,805)	(1,020,000)
Finance income	(880,910)	(750,921)
Income from investment in joint venture	(161,904)	-
Depreciation and amortization	7,599,589	1,746,208
Interest expense on non-recourse financing paid directly
to lenders by lessees	2,005,737	273,298
Interest expense from amortization of debt financing costs	235,641	11,660
Loss on financial instruments	13,435	-
Changes in operating assets and liabilities:
Collection of finance leases	2,213,439	2,359,538
Other assets, net	(2,107,736)	(1,930,624)
Accrued expenses and other current liabilities	(524,189)	612,996
Deferred revenue	(1,167,118)	(527,370)
Due to/from Manager and affiliates, net	35,555	2,025,421
Distributions from joint venture	161,904	-

Net cash provided by operating activities	3,970,661	3,904,323

Cash flows from investing activities:
Purchase of equipment	(27,906,940)	(18,123,604)
Distributions received from joint venture	172,670	-
Restricted cash	(186,804)	-
Investment in note receivable	(8,106,476)	(164,822)
Repayment of notes receivable	4,243,800	-

Net cash used in investing activities	(31,783,750)	(18,288,426)

Cash flows from financing activities:
Issuance of additional shares of limited liability company interests,
net of sales and offering expenses	39,984,402	36,887,159
Distributions to noncontrolling interests	(2,476,304)	(173,943)
Cash distributions to members	(6,848,333)	(2,428,119)

Net cash provided by financing activities	30,659,765	34,285,097

Effects of exchange rates on cash and cash equivalents	5,476	-

Net increase in cash and cash equivalents	2,852,152	19,900,994

Cash and cash equivalents, beginning of the period	45,408,378	22,154,903

Cash and cash equivalents, end of the period	$48,260,530	$42,055,897

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2009	2008

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on non-recourse long-term debt
paid directly to lenders by lessees	$7,890,805	$1,020,000

Investment in joint venture by noncontrolling interest	$18,381,998	$-

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(1)	Organization

ICON Leasing Fund Twelve, LLC (the “LLC”) was formed on October 3, 2006 as a Delaware limited liability company. The LLC is engaged in one business segment, the business of purchasing equipment and leasing it to third parties, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.  The LLC will continue until December 31, 2026, unless terminated sooner.

The LLC’s principal investment objective is to obtain the maximum economic return from its investments for the benefit of its members.  To achieve this objective, the LLC: (i) acquires a diversified portfolio by making investments in leases and other financing transactions; (ii) makes monthly cash distributions, at the Manager’s discretion, to its members commencing with each member’s admission to the LLC, continuing until the end of the operating period; (iii) reinvests substantially all undistributed cash from operations and cash from sales of equipment and other financing transactions during the operating period; and (iv) will dispose of its investments and distribute the excess cash from such dispositions to its members beginning with the commencement of the liquidation period.

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

The LLC had its initial closing on May 25, 2007 (the “Commencement of Operations”) with the sale of its initial limited liability company interests (“Shares”). Through March 31, 2009, the LLC sold 318,662 Shares, representing $317,522,937 of capital contributions. The LLC offered Shares with the intent to raise up to $410,800,000 of capital, consisting of 400,000 issuances pursuant to Shares at a purchase price of $1,000 per Share and an additional 12,000 Shares, which have been reserved for the LLC’s Distribution Reinvestment Plan. The Distribution Reinvestment Plan allowed investors to purchase additional Shares with distributions received from the LLC and certain other funds managed by the Manager at a discounted share price of $900. As of March 31, 2009, approximately 11,393 Shares were issued in connection with the LLC’s Distribution Reinvestment Plan.  Beginning with the Commencement of Operations through March 31, 2009, the LLC has paid or accrued $24,581,904 of sales commissions to third parties, $5,337,620 of organizational and offering expenses to the Manager and $6,145,476 of underwriting fees to ICON Securities Corp. (“ICON Securities”), a wholly-owned subsidiary of the Manager, the dealer-manager of the LLC’s offering.

The LLC’s offering period ended on April 30, 2009 and its operating period commenced on May 1, 2009.

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
March 31, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for the interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  In the opinion of the Manager, all adjustments considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2008. The results for the interim period are not necessarily indicative of the results for the full year.

The consolidated financial statements include the accounts of the LLC and its majority-owned subsidiaries and other controlled entities. All intercompany accounts and transactions have been eliminated in consolidation.

The LLC accounts for its interests in joint ventures where the LLC has influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting. In such cases, the LLC’s original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.  The LLC accounts for investments in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, the LLC’s original investments are recorded at cost and any distributions received are recorded as revenue.  All of the LLC’s investments in joint ventures are subject to its impairment review policy.

In joint ventures where the LLC has majority ownership, the financial condition and results of operations of the joint venture are consolidated.  Noncontrolling interest represents the minority owner’s proportionate share of its equity in the joint venture. The noncontrolling interest is adjusted for its share of the earnings, losses, investments and distributions of the joint venture.

Effective January 1, 2009, the LLC adopted and, for presentation and disclosure purposes, retrospectively applied Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). As a result, noncontrolling interests are reported as a separate component of consolidated equity and income (loss) attributable to the noncontrolling interest is included in consolidated net income (loss). The attribution of income (loss) between controlling and noncontrolling interests is disclosed on the accompanying consolidated statements of operations. Accordingly, the prior year consolidated financial statements have been revised to conform to the current year presentation.

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
March 31, 2009
(unaudited)

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

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight-line basis over the lease term, which ranges from 4 to 8 years to the asset’s residual value.

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

Revenue Recognition

The LLC primarily leases equipment to third parties and each such lease is classified as either a finance lease or an operating lease, which is based upon the terms of each lease.  For a finance lease, initial direct costs are capitalized and amortized over the term of the related lease.  For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

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

Foreign Currency Translation

Assets and liabilities having non-U.S. dollar functional currencies are translated at month-end exchange rates. Contributed capital accounts are translated at the historical rate of exchange when the capital was contributed or distributed. Revenues, expenses and cash flow items are translated at weighted average exchange rates for the period. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive loss.

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements in prior periods to conform to the current presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure and is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008. The measurement and disclosure requirements related to financial assets and financial liabilities were adopted by the LLC on January 1, 2008. The LLC adopted FSP 157-2 on January 1, 2009. The adoption of SFAS No. 157 and FSP 157-2 for financial and non-financial assets and financial and non-financial liabilities did not have a significant impact on the LLC’s consolidated financial statements.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”); and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and, therefore, the LLC was required to provide such disclosures beginning with the interim period ended March 31, 2009.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. Additionally, FSP 157-4 provides guidance on identifying circumstances that indicate a transaction is not orderly.   The FASB expanded the scope of FSP 157-4 to all assets and liabilities measured at fair value.  FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The Manager is currently evaluating the impact of FSP 157-4 on the LLC’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for interim and annual reporting ending after June 15, 2009.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	March 31,
	2009	December 31,
	(unaudited)	2008

Minimum rents receivable	$31,606,538	$29,642,020
Estimated residual values	4,147,194	4,283,003
Initial direct costs, net	695,062	682,275
Unearned income	(7,607,567)	(7,708,565)

Net investment in finance leases	28,841,227	26,898,733

Less: Current portion of net investment in finance leases	7,389,534	6,175,219

Net investment in finance leases, less current portion	$21,451,693	$20,723,514

Telecommunications Equipment

During March 2009, the LLC, through its wholly-owned subsidiary, ICON Global Crossing IV, LLC, purchased additional telecommunications equipment for approximately $3,859,000 that is subject to a lease with Global Crossing Telecommunications, Inc. The lease expires on March 31, 2012.  The LLC paid acquisition fees to the Manager of approximately $116,000 relating to this transaction.

Non-cancelable minimum annual amounts due on investment in finance leases over the next four years were as follows at March 31, 2009:

For the period April 1 to December 31, 2009	$7,937,667
For the year ending December 31, 2010	10,534,276
For the year ending December 31, 2011	10,017,890
For the year ending December 31, 2012	3,116,705

$31,606,538

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	March 31,
	2009	December 31,
	(unaudited)	2008
Marine vessels	$305,692,963	$261,719,265
Telecommunications equipment	6,116,887	6,116,887
Mining equipment	16,285,197	12,834,631
Manufacturing equipment	35,761,085	35,761,085
	363,856,132	316,431,868
Less: Accumulated depreciation	(21,489,930)	(14,178,194)

	$342,366,202	$302,253,674

Depreciation expense was $7,311,736 and $1,695,370 for the three months ended March 31, 2009 and 2008, respectively.

Marine Vessels

On March 24, 2009, Victorious, LLC (“Victorious”), a Marshall Islands limited liability company that is controlled by the LLC through its wholly-owned subsidiary, ICON Victorious, LLC (“ICON Victorious”), purchased a new, 300-man accommodation and work barge (the “Barge”) from Swiber Engineering Ltd. (“Swiber”) for $42,500,000.  Simultaneously with the purchase, the Barge was chartered back to Swiber Offshore Marine Pte. Ltd. (the “Charterer”) for 96 months.  The purchase price of the Barge was funded by (i) a $19,125,000 equity investment from ICON Victorious, (ii) a $18,375,000 contribution-in-kind by Swiber and (iii) a subordinated, non-recourse and unsecured $5,000,000 payable.  The payable bears interest at 3.5% per year, accrues interest quarterly and is only required to be repaid after the LLC achieves its minimum targeted return. At the end of the charter, the Charterer has the option to purchase the Barge for $21,000,000 plus 50% of the difference between the then fair market value less $21,000,000. ICON Victorious is the sole manager of Victorious and holds a senior, controlling equity interest and all management rights with respect to Victorious. Swiber holds a subordinate, non-controlling equity interest in Victorious and the obligations of the Swiber entities that are parties to the transaction are guaranteed by Swiber’s parent company, Swiber Holdings Limited. The LLC paid an acquisition fee to the Manager of $1,275,000 in connection to this transaction.

Mining Equipment

On February 18, 2009, the LLC, through its wholly-owned subsidiary, ICON Murray, LLC, purchased mining equipment for approximately $3,348,000 that is subject to a lease with American Energy Corporation and Ohio American Energy, Incorporated (“American Energy Corp.”). The lease expires on March 31, 2011.  The payment and performance obligations of American Energy Corporation are secured by a guaranty of Murray Energy Corporation. The LLC paid an acquisition fee to the Manager of approximately $100,000 relating to this transaction.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(4)	Leased Equipment at Cost - continued

Manufacturing Equipment

On February 2, 2009, ICON Income Fund Ten, LLC (“Fund Ten”) and ICON Leasing Fund Eleven, LLC (“Fund Eleven”), entities also managed by the Manager (together, with the LLC, the “Participating Funds”) and IEMC Corp., a subsidiary of the Manager (“IEMC”), entered into an amended Forbearance Agreement with MW Universal, Inc. (“MWU”), LC Manufacturing, LLC (“LC Manufacturing”), MW Crow, Inc. (“Crow”) and seven other subsidiaries of MWU with respect to certain lease defaults. In consideration for restructuring LC Manufacturing’s lease payment schedule, the LLC received, among other things, a warrant to purchase 10% of the outstanding stock of LC Manufacturing at an exercise price of $0.01 per share, exercisable for a period of five years from the grant date. At March 31, 2009, the Manager determined the fair value of each of the MWU and LC Manufacturing warrants was $0.

Aggregate annual minimum future rentals receivable from each of the LLC’s non-cancelable leases over the next five years consisted of the following at March 31, 2009:

For the period April 1 to December 31, 2009	$43,535,785
For the year ending December 31, 2010	$58,569,464
For the year ending December 31, 2011	$53,335,780
For the year ending December 31, 2012	$48,971,640
For the year ending December 31, 2013	$34,951,371
Thereafter	$25,644,850

(5)	Notes Receivable

Notes Receivable Secured by Credit Card Machines

On November 25, 2008, ICON Northern Leasing, LLC (“ICON Northern Leasing”), a joint venture among the LLC, Fund Ten and Fund Eleven, purchased four promissory notes (the “Notes”) and received an assignment of the underlying Master Loan and Security Agreement (the “MLSA”), dated July 28, 2006. The LLC, Fund Ten and Fund Eleven have ownership interests of 52.75%, 12.25% and 35%, respectively. The aggregate purchase price for the Notes was approximately $31,573,000, net of a discount of approximately $5,165,000. The Notes are secured by an underlying pool of leases for credit card machines. Northern Leasing Systems, Inc. (“Northern Leasing Systems”), the originator and servicer of the Notes, provided a limited guaranty of the MLSA for payment deficiencies up to approximately $5,748,000. The Notes accrue interest at rates ranging from 7.97% to 8.40% per year and require monthly payments ranging from approximately $183,000 to $422,000. The Notes mature between October 15, 2010 and August 14, 2011 and require balloon payments at the end of each note ranging from approximately $594,000 to $1,255,000. The LLC’s share of the purchase price of the Notes was approximately $16,655,000 and the LLC paid an acquisition fee to the Manager of approximately $500,000 relating to this transaction.

On March 31, 2009, ICON Northern Leasing II, LLC (“ICON Northern Leasing II”), a wholly-owned subsidiary of the LLC, provided a senior secured loan in the amount of approximately $7,870,000 (the “Loan”) to Northern Capital Associates XV, L.P. (“NCA XV”) and Northern Capital Associates XIV, L.P. (“NCA XIV”), pursuant to the MLSA dated March 31, 2009. The Loan accrues interest at a rate of 18% per year and the Loan is secured by a first priority security interest in an underlying pool of leases for credit card machines of NCA XV and a second priority security interest in an underlying pool of leases for credit card machines of NCA XIV (subject only to the first priority security interest of ICON Northern Leasing, LLC). Northern Leasing Systems, the originator and servicer of the Loan, provided a limited guaranty for payment deficiencies up to 10% of the Loan, or approximately $787,000. The LLC paid an acquisition fee to the Manager of approximately $314,000 relating to this transaction.

Note Receivable Secured by a Machine Paper Coating Manufacturing Line

On March 26, 2009, the loan and security agreement and secured term loan note to Appleton Papers, Inc. (“Appleton”) were amended due to a default on one of the covenants in Appleton’s credit facility.  As a result of the cross-default provisions of the loan and security agreement, the interest on the term note was adjusted to accrue interest at 14.25% per year and is payable monthly in arrears. Appleton is current on all amounts due under the loan and security agreement as of March 31, 2009.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(6)	Non-Recourse Long-Term Debt

The LLC had the following non-recourse long-term debt:

	March 31,
	2009	December 31,
	(unaudited)	2008

ICON Corona Holdings	$26,696,225	$28,000,000
ICON Carina Holdings	25,760,972	27,000,000
ICON Eagle Holdings	52,714,383	55,000,000
ICON Aegean	17,114,902	17,504,149
ICON Arabian	17,114,902	17,504,149
ICON Mayon	16,741,594	17,566,770

Total non-recourse long-term debt	156,142,978	162,575,068

Less: Current portion of non-recourse long-term debt	29,122,324	29,073,897

Total non-recourse long-term debt, less current portion	$127,020,654	$133,501,171

On December 31, 2008, ICON Corona Holdings, LLC (“ICON Corona Holdings”) borrowed $28,000,000 in connection with the acquisition of the Aframax product tanker, the M/V Eagle Corona (the “Eagle Corona”). The non-recourse long-term debt obligation matures on November 14, 2013 and accrues interest at London Interbank Offered Rate (“LIBOR”) plus 1.75% per year.

The LLC also entered into an interest rate swap contract effective January 5, 2009 to fix the interest rate on the debt of ICON Corona Holdings at 4.015% per year.

On December 18, 2008, ICON Carina Holdings, LLC (“ICON Carina Holdings”) borrowed $27,000,000 in connection with the acquisition of the Aframax product tanker, the M/V Eagle Carina (the “Eagle Carina”). The non-recourse long-term debt obligation matures on November 14, 2013 and accrues interest at LIBOR plus 1.75% per year.

The LLC also entered into an interest rate swap contract effective December 18, 2008 to fix the interest rate on the debt of ICON Carina Holdings at 3.85% per year.

On November 18, 2008, ICON Eagle Holdings, LLC (“ICON Eagle Holdings”) borrowed $55,000,000 in connection with the acquisition of the two Aframax product tankers, the M/V Eagle Auriga (the “Eagle Auriga”) and the M/V Eagle Centaurus (the “Eagle Centaurus”). The non-recourse long-term debt obligations mature on November 13, 2013 and accrue interest at LIBOR plus 1.75% per year.

The LLC also entered into interest rate swap contracts effective November 18, 2008 and November 21, 2008 for ICON Eagle Auriga, LLC (“ICON Eagle Auriga”) and ICON Eagle Centaurus, LLC (“ICON Eagle Centaurus”), respectively, to fix the interest rates on the debt of ICON Eagle Holdings at 4.94% per year for ICON Eagle Auriga and 4.63% per year for ICON Eagle Centaurus.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(6)	Non-Recourse Long-Term Debt - continued

On April 24, 2008, ICON Aegean Express, LLC (“ICON Aegean”) and ICON Arabian Express, LLC (“ICON Arabian”) borrowed approximately $38,700,000 in connection with the acquisition of the two 1,500 TEU containership vessels from Vroon Group B.V. – the Aegean Express and the Arabian Express (collectively, the “Vessels”). The non-recourse long-term debt obligations mature on April 24, 2014 and accrue interest at LIBOR plus 1.50% per year.

The LLC also entered into interest rate swap contracts effective June 19, 2008 to fix the interest rates on the debt of ICON Aegean and ICON Arabian at 3.93% per year.

On July 24, 2007, ICON Mayon, LLC (“ICON Mayon”) borrowed approximately $24,938,000 in connection with the acquisition of an Aframax product tanker, the Mayon Spirit. The non-recourse long-term debt matures on July 25, 2011 and accrues interest at LIBOR plus 1.00% per year.

The LLC also entered into an interest rate swap contract effective June 19, 2008 to fix the interest rate on the debt of ICON Mayon at 6.35% per year.

As of March 31, 2009 and December 31, 2008, the LLC had net debt financing costs of $1,961,073 and $2,180,047, respectively.  For the three months ended March 31, 2009 and 2008, the LLC recognized amortization expense of $235,641 and $11,660, respectively.

The aggregate maturities of non-recourse long-term debt over the next five years were as follows at March 31, 2009:

For the period April 1 to December 31, 2009	$22,641,807
For the year ending December 31, 2010	30,278,713
For the year ending December 31, 2011	32,642,767
For the year ending December 31, 2012	27,102,842
For the year ending December 31, 2013	36,078,301
Thereafter	7,398,548
$156,142,978

(7)	Revolving Line of Credit, Recourse

The LLC and certain of its affiliates (entities sponsored and organized by the Manager), ICON Income Fund Eight B, L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC, Fund Ten and Fund Eleven (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At March 31, 2009, no amounts were accrued related to the LLC’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(7)	Revolving Line of Credit, Recourse - continued

The Facility expires on April 30, 2010 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year. The interest rate at March 31, 2009 was 3.25%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.25% on unused commitments under the Facility.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,785,000 at March 31, 2009. The LLC had no borrowings outstanding under the Facility as of such date. The balances of $1,185,000 and $5,600,000 were borrowed by Fund Eight B and Fund Eleven, respectively. Subsequent to March 31, 2009, Fund Eight B repaid $100,000, which reduced Fund Eight B's outstanding loan balance to $1,085,000.

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain covenants.  At March 31, 2009, the Borrowers were in compliance with all covenants.

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

In accordance with the terms of the LLC Agreement, the LLC will pay the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals and other contractual payments recognized either directly by the LLC or through its joint ventures, and (ii) acquisition fees, through the end of the operating period, of 3% of the financing amount of the LLC’s investments.  In addition, the Manager will be reimbursed for administrative expenses incurred in connection with the LLC’s operations.

The Manager performs certain services relating to the management of the LLC’s equipment leasing and other financing activities.  Such services include, but are not limited to, the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaising with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

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
March 31, 2009
(unaudited)

(8)	Transactions with Related Parties - continued

The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds. The LLC paid distributions to the Manager of $68,483 and $24,281 for the three months ended March 31, 2009 and 2008, respectively.  The Manager’s interest in the net income attributable to the LLC for the three months ended March 31, 2009 and 2008 was $30,717 and $7,288, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2009	2008
ICON Capital Corp.	Manager	Organizational and
		offering expenses (1)	$221,989	$687,848
ICON Securities Corp.	Managing broker-dealer	Underwriting fees (1)	$838,283	$811,057
ICON Capital Corp.	Manager	Acquisition fees (2)	$1,805,574	$2,058,169
ICON Capital Corp.	Manager	Administrative expense
		reimbursements (3)	$850,069	$690,819
ICON Capital Corp.	Manager	Management fees (3)	$700,029	$187,137

(1) Amount charged directly to members' equity.
(2) Amount capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(3) Amount charged directly to operations.

At March 31, 2009, the LLC was due $2,044,152 primarily from an affiliate for the investment in ICON Carina Holdings and ICON Corona Holdings. The LLC also had a payable of $1,769,119 primarily related to administrative expenses due to the Manager and to an affiliate for the Eagle Auriga and the Eagle Centaurus acquisitions.

(9)	Derivative Financial Instruments

The LLC may enter into derivative transactions for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on its non-recourse long-term debt. The LLC enters into these instruments only for hedging underlying exposures. The LLC does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges.  Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though the LLC believes that these are effective economic hedges.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(9)	Derivative Financial Instruments - continued

The LLC accounts for derivative financial instruments in accordance with SFAS No. 133, which established accounting and reporting standards for derivative financial instruments and SFAS No. 161, which the LLC adopted on January 1, 2009.  SFAS No. 133 requires the LLC to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. The LLC recognizes the fair value of all derivatives as either assets or liabilities in the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by SFAS No. 133 are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in accumulated other comprehensive income (loss) (“AOCI”), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Interest Rate Risk

The LLC’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. The LLC’s hedging strategy to accomplish this objective is to match the projected future business cash flows with the underlying debt service. Interest rate swaps designated as cash flow hedges involve the receipt of floating-rate interest payments from a counterparty in exchange for the LLC making fixed interest rate payments over the life of the agreements without exchange of the underlying notional amount.

As of March 31, 2009, the LLC had seven floating-to-fixed interest rate swaps relating to ICON Corona Holdings, ICON Carina Holdings, ICON Aegean, ICON Arabian, ICON Mayon and two interest rate swaps for ICON Eagle Holdings, designated and qualifying as cash flow hedges with aggregate notional amount of approximately $156,143,000. These interest rate swaps have maturity dates from July 25, 2011 to April 24, 2014.

For these derivatives, the LLC reports the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in accumulated other comprehensive (loss) income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same income statement line item as the impact of the hedged transaction. During the three months ended March 31, 2009, the LLC recorded approximately $16,000 of hedge ineffectiveness in earnings. At March 31, 2009, the total unrealized loss recorded to accumulated other comprehensive loss related to the change in fair value of these interest rate swaps was approximately $4,886,000.

During the twelve months ended March 31, 2010, the LLC estimates that an additional $2,461,261 will be transferred from accumulated other comprehensive (loss) income to interest expense.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(9)	Derivative Financial Instruments - continued

Foreign Exchange Risk

The LLC is exposed to fluctuations in Euros. The LLC uses foreign currency derivatives, including currency forward agreements, to manage its exposure to fluctuations in the USD-Euro exchange rate. Currency forward agreements involve fixing the USD-Euro exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in U.S. dollars for their fair value at or close to their settlement date.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in accumulated other comprehensive (loss) income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings.  As of March 31, 2009, the LLC had one outstanding foreign exchange Euro-to-USD forward contract. The remaining contract had a notional value of €275,000 with a Euro to USD conversion rate of 1.5184.

Non-designated Derivatives

Warrants are the only derivatives that the LLC holds for purposes other than hedging. All changes in the fair value of the warrants are recorded directly in earnings. As of March 31, 2009, the LLC had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

Product	Number of Instruments	Notional Amount
Warrants	3	$55,798

The table below presents the fair value of the LLC’s derivative financial instruments as well as the classification within the LLC’s consolidated balance sheet as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:
Foreign Exchange Contracts	Derivative instrument	$51,955		$-
Interest Rate Swaps		-	Derivative instrument	5,724,885

Total derivatives designated as hedging instruments under SFAS 133		$51,955		$5,724,885

Derivatives not designated as hedging instruments under SFAS 133:
Warrants	Other non-current assets	$55,798		$-

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(9)	Derivative Financial Instruments - continued

The table below presents the effect of the LLC’s derivative financial instruments under SFAS No. 133 designated as cash flow hedging instruments on the consolidated statement of operations for the three months ended March 31, 2009:

					Gain (Loss) Recognized
	Amount of Gain (Loss)	Location of Gain (Loss)		Location of Gain (Loss) Recognized in Income on	in Income on Derivative (Ineffective Portion and
	Recognized	Reclassified	Gain (Loss) Reclassified	Derivative (Ineffective Portion	Amounts Excluded
Derivatives	in AOCI on Derivative (Effective Portion)	from AOCI into Income (Effective Portion)	from AOCI into Income (Effective Portion)	and Amounts Excluded from Effectiveness Testing)	from Effectiveness Testing)

Foreign Exchange Contracts	$(18,585)	General and Administrative	$8,407	General and Administrative	$-
Interest Rate Swaps	(881,557)	Interest Expense	(822,242)	General and Administrative	(16,060)

Total	$(900,142)		$(813,835)		$(16,060)

The table below presents the effect of the LLC’s derivative financial instruments not designated as hedging instruments under SFAS No. 133 on the consolidated statement of operations for the three months ended March 31, 2009:

Derivative	Location of Gain (Loss)	Gain (Loss) Recognized

Warrants	General and Administrative	$(5,782)

Total		$(5,782)

Derivative Risks

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

As of March 31, 2009, the fair value of the derivatives in a liability position related to these agreements was $5,884,795. In the event that the LLC breaches any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $5,884,795.

(10)	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes unrealized losses on derivative financial instruments and currency translation adjustments of $4,826,211 and $1,555,272, respectively, at March 31, 2009 and accumulated losses on derivative financial instruments and currency translation adjustments of $4,805,656 and $945,976, respectively, at December 31, 2008.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(11)	Fair Value of Financial Instruments

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

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:

Warrants	$-	$55,798	$-	$55,798

Derivative Asset	$-	$51,955	$-	$51,955

Liabilities:

Derivative Liabilities	$-	$5,724,885	$-	$5,724,885

(1) Quoted prices in active markets for identical assets or liabilities.
(2) Observable inputs other than quoted prices in active markets for identical assets and liabilities.
(3) No observable pricing inputs in the market.

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(12)	Commitments and Contingencies

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

Each of the Participating Funds has entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investment. The term of each credit support agreement matches that of the lease agreement.  No amounts were accrued at March 31, 2009 and the Manager cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

(13)	Subsequent Event

On April 1, 2009, the LLC, through its wholly-owned subsidiary, ICON Coach, LLC, acquired title to certain buses from CUSA PRTS, LLC (“CUSA”), an affiliate of Coach America Holdings, Inc. (“Coach America”), for approximately $5,314,000 that are subject to a lease that expires on March 31, 2014. The payment and performance obligations of CUSA are secured by a guaranty of Coach America. The LLC paid an acquisition fee to the Manager of approximately $159,000 relating to this transaction.

Item 2.  Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A herein.

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON Leasing Fund Twelve, LLC and its consolidated subsidiaries (“Fund Twelve”).

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

Overview

Our offering period ended on April 30, 2009 and our operating period commenced. We operate as an equipment leasing and finance program in which the capital our members invest is pooled together to make investments, pay fees and establish a small reserve. We primarily acquire equipment subject to lease, purchase equipment and lease it to third parties, provide equipment and other financing and, to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration. Some of our equipment leases will be acquired for cash and are expected to provide current cash flow, which we refer to as “income” leases. For our other equipment leases, we finance the majority of the purchase price through borrowings from third parties. We refer to these leases as “growth” leases. These growth leases generate little or no current cash flow because substantially all of the rental payments received from the lessee are used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price.

With the proceeds from the sale of our shares of limited liability company interests (“Shares”), we intend to invest in equipment subject to leases, other equipment financing, and in residual ownership rights in items of leased equipment and establish a cash reserve.  After the net offering proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not needed for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called “reinvestment.” We anticipate purchasing equipment from time to time for five years. This time frame is called the “operating period” and may be extended, at the sole discretion of our Manager, for up to an additional three years.  After the operating period, we will then sell our assets in the ordinary course of business during a time frame called the “liquidation period.”

Our manager is ICON Capital Corp. (our “Manager”), a Delaware Corporation. Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our limited liability company agreement (our “LLC Agreement”). Our initial closing was on May 25, 2007 (the “Commencement of Operations”), when the minimum offering of $1,200,000 was achieved. For the three months ended March 31, 2009, we raised total equity of $44,397,807. From our Commencement of Operations through March 31, 2009, we raised total equity of $317,522,937.  Investors from the Commonwealth of Pennsylvania could not be admitted until we raised total equity of $20,000,000. The $20,000,000 minimum offering for Pennsylvania was achieved on July 13, 2007.

Recent Significant Transactions

We entered into the following recent significant transactions during the three months ended March 31, 2009:

Marine Vessels

On March 24, 2009, Victorious, LLC (“Victorious”), a Marshall Islands limited liability company that is controlled by us through our wholly-owned subsidiary, ICON Victorious, LLC (“ICON Victorious”), purchased a new, 300-man accommodation and work barge (the “Barge”) from Swiber Engineering Ltd. (“Swiber”) for $42,500,000.  Simultaneously with the purchase, the Barge was chartered back to Swiber Offshore Marine Pte. Ltd. (the “Charterer”) for 96 months.  The purchase price of the Barge was funded by (i) a $19,125,000 equity investment from ICON Victorious, (ii) a $18,375,000 contribution-in-kind by Swiber and (iii) a subordinated, non-recourse and unsecured $5,000,000 payable.  The payable bears interest at 3.5% per year, accrues interest quarterly and is only required to be repaid after the LLC achieves its minimum targeted return. At the end of the charter, the Charterer has the option to purchase the Barge for $21,000,000 plus 50% of the difference between the then fair market value less $21,000,000. ICON Victorious is the sole manager of Victorious and holds a senior, controlling equity interest and all management rights with respect to Victorious. Swiber holds a subordinate, non-controlling equity interest in Victorious and the obligations of the Swiber entities that are parties to the transaction are guaranteed by Swiber’s parent company, Swiber Holdings Limited. We paid an acquisition fee to our Manager of $1,275,000 in connection to this transaction.

Telecommunications Equipment

During March 2009, we, through ICON Global Crossing IV, LLC (“ICON Global Crossing IV”), purchased additional telecommunications equipment for approximately $3,859,000 that is subject to a lease with Global Crossing Telecommunications Inc. (“Global Crossing”). The lease expires on March 31, 2012.  We paid acquisition fees to our Manager of approximately $116,000 relating to this transaction.

Mining Equipment

On February 18, 2009, we, through our wholly-owned subsidiary, ICON Murray, LLC (“ICON Murray”), purchased mining equipment for approximately $3,348,000 that is subject to lease with American Energy Corporation and Ohio American Energy, Incorporated (“American Energy”). The lease expires on March 31, 2011. The payment and performance obligations of American Energy Corporation are secured by a guaranty of Murray Energy Corporation. We paid an acquisition fee to our Manager of approximately $100,000 relating to this transaction.

Manufacturing Equipment

On February 2, 2009, ICON Income Fund Ten, LLC (“Fund Ten”) and ICON Leasing Fund Eleven, LLC (“Fund Eleven”), entities also managed by our Manager (together, with us, the “Participating Funds”) and IEMC Corp., a subsidiary of our Manager (“IEMC”), entered into an amended Forbearance Agreement with MW Universal, Inc. (“MWU”), LC Manufacturing, LLC (“LC Manufacturing”), MW Crow, Inc. (“Crow”) and seven other subsidiaries of MWU with respect to certain lease defaults. In consideration for restructuring LC Manufacturing’s lease payment schedule, we received, among other things, a warrant to purchase 10% of the outstanding stock of LC Manufacturing at an exercise price of $0.01 per share, exercisable for a period of five years from the grant date. At March 31, 2009, our Manager determined the fair value of each of the MWU and LC Manufacturing warrants was $0.

Note Receivable Secured by Credit Card Machines

On November 25, 2008, ICON Northern Leasing, LLC (“ICON Northern Leasing”), a joint venture among us, Fund Ten and Fund Eleven, purchased four promissory notes (the “Notes”) and received an assignment of the underlying Master Loan and Security Agreement (the “MLSA”) dated July 28, 2006. We, Fund Ten and Fund Eleven have ownership interests of 52.75%, 12.25% and 35%, respectively. The aggregate purchase price for the Notes was approximately $31,573,000, net of a discount of approximately $5,165,000. The Notes are secured by an underlying pool of leases for credit card machines. Northern Leasing Systems, Inc. (“Northern Leasing Systems”), the originator and servicer of the Notes, provided a limited guaranty of the MLSA for payment deficiencies up to approximately $5,748,000. The Notes accrue interest at rates ranging from 7.97% to 8.40% per year and require monthly payments ranging from approximately $183,000 to $422,000. The Notes mature between October 15, 2010 and August 14, 2011 and require balloon payments at the end of each note ranging from approximately $594,000 to $1,255,000. Our share of the purchase price of the Notes was approximately $16,655,000 and we paid an acquisition fee to our Manager of approximately $500,000 relating to this transaction.

On March 31, 2009, ICON Northern Leasing II, LLC (“ICON Northern Leasing II”), our wholly-owned subsidiary, provided a senior secured loan in the amount of approximately $7,870,000 (the “Loan”) to Northern Capital Associates XV, L.P. (“NCA XV”) and Northern Capital Associates XIV, L.P. (“NCA XIV”), pursuant to the “MLSA” dated March 31, 2009. The Loan accrues interest at a rate of 18% per year and the Loan is secured by a first priority security interest in an underlying pool of leases for credit card machines of NCA XV and a second priority security interest in an underlying pool of leases for credit card machines of NCA XIV (subject only to the first priority security interest of ICON Northern Leasing). Northern Leasing Systems, the originator and servicer of the Loan, provided a limited guaranty for payment deficiencies up to 10% of the Loan, or approximately $787,000. We paid an acquisition fee to our Manager of approximately $314,000 relating to this transaction.

Note Receivable Secured by a Machine Paper Coating Manufacturing Line

On March 26, 2009, the loan and security agreement and secured term loan note to Appleton Papers, Inc. (“Appleton”) was amended due to a default on one of the covenants in Appleton’s credit facility. As a result of the cross-default provisions of the loan and sercuity agreement, the interest on the term note was adjusted to accrue interest at 14.25% per year and is payable monthly in arrears. Appleton is current on all amounts due under the loan and security agreement as of March 31, 2009.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure and is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008. The measurement and disclosure requirements related to financial assets and financial liabilities were adopted by us on January 1, 2008. We adopted FSP 157-2 on January 1, 2009. The adoption of SFAS No. 157 and FSP 157-2 for financial and non-financial assets and financial and non-financial liabilities did not have a significant impact on our consolidated financial statements.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and, therefore, we were required to provide such disclosures beginning with the interim period ended March 31, 2009.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. Additionally, FSP 157-4 provides guidance on identifying circumstances that indicate a transaction is not orderly.   The FASB expanded the scope of FSP 157-4 to all assets and liabilities measured at fair value.  FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Our Manager is currently evaluating the impact of FSP 157-4 on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for interim and annual reporting ending after June 15, 2009.

Results of Operations for the Three Months Ended March 31, 2009 (the “2009 Quarter”) and 2008 (the “2008 Quarter”)

Our offering period ended on April 30, 2009 and our operating period commenced on May 1, 2009. We expect to invest most of the net proceeds from our offering in equipment leases and other financing transactions. During our operating period, we will continue to make investments with the cash generated from our initial investments and our additional investments to the extent that the cash is not needed for expenses, reserves and distributions to members. As our investments mature, we may reinvest the proceeds in additional investments in equipment. We anticipate incurring gains or losses on our investments during our operating period. Additionally, we expect to see our rental income and finance income increase, as well as related expenses such as depreciation and amortization expense and interest expense. We anticipate that the fees we pay our Manager to operate and manage our business portfolio will increase during this period as our Manager will be spending a greater portion of its time managing our portfolio.

Revenue for the 2009 Quarter and 2008 Quarter are summarized as follows:

	Three Months Ended March 31,
	2009	2008	Change
Rental income	$12,830,390	$3,207,548	$9,622,842
Finance income	880,910	750,921	129,989
Income from investment in joint venture	161,904	-	161,904
Interest and other income	2,415,816	289,161	2,126,655

Total revenue	$16,289,020	$4,247,630	$12,041,390

Total revenue for the 2009 Quarter increased $12,041,390 as compared to the 2008 Quarter. The increase in total revenue was primarily due to increases in rental income of approximately $9,134,000 due to the acquisitions of (i) the Barge owned by ICON Victorious in March 2009, (ii) the mining equipment owned by ICON Murray in February 2009, (iii) the vessels owned by ICON Carina Holdings, LLC (“ICON Carina Holdings”) and ICON Corona Holdings, LLC (“ICON Corona Holdings”) in December 2008, (iv) the vessels owned by ICON Eagle Holdings, LLC (“ICON Eagle Holdings”) in November 2008, (v) additional equipment acquired by ICON EAR, LLC (“ICON EAR”) during June 2008, (vi) the Bucyrus Erie model 1570 Dragline (the “Dragline”) owned by ICON Magnum, LLC (“ICON Magnum”)  in May 2008 and (vii) the vessels owned by ICON Aegean Express, LLC (“ICON Aegean”) and ICON Arabian Express, LLC (“ICON Arabian”) in April 2008. In addition, we recorded a full three months of rental income for the March 2008 acquisition of the additional equipment owned by ICON Global Crossing IV in the 2009 Quarter. The increase in interest and other income was primarily due to the interest received from the notes receivable invested in by ICON Appleton, LLC (“ICON Appleton”), as amended, and ICON Northern Leasing, LLC (“ICON Northern Leasing”) in November 2008 and interest on our money market accounts. The increase in interest and other income was offset by a decrease in interest income from Solyndra, Inc. as this note was paid in full in July 2008.

Expenses for the 2009 Quarter and 2008 Quarter are summarized as follows:

	Three Months Ended March 31,
	2009	2008	Change

Management fees - Manager	$700,029	$187,137	$512,892
Administrative expense reimbursements - Manager	850,069	690,819	159,250
General and administrative	459,932	234,391	225,541
Interest	2,241,378	284,958	1,956,420
Depreciation and amortization	7,599,589	1,746,208	5,853,381

Total expenses	$11,850,997	$3,143,513	$8,707,484

Total expenses for the 2009 Quarter increased $8,707,484 as compared to the 2008 Quarter. The increase in total expenses was primarily due to increases in depreciation and amortization expense of approximately $5,491,000 due to the additions of (i) the Barge owned by ICON Victorious in March 2009, (ii) the mining equipment owned by ICON Murray in February 2009, (iii) the vessels owned by ICON Carina Holdings and ICON Corona Holdings in December 2008, (iv) the vessels owned by ICON Eagle Holdings in November 2008, (v) the amortization expense for capitalized fees on notes receivable invested in by ICON Appleton and ICON Northern Leasing in November 2008 and the equipment owned by ICON French Equipment II, LLC in March 2008, (vi) additional equipment acquired by ICON EAR during June 2008, (vii) the Dragline owned by ICON Magnum in May 2008 and (viii) the vessels owned by ICON Aegean and ICON Arabian in April 2008. In addition, we recorded a full three months of depreciation expense for the March 2008 acquisition of the additional equipment owned by ICON Global Crossing IV in the 2009 Quarter. The increase in interest expense was primarily due to the interest incurred on the non-recourse debt owed by ICON Eagle Holdings, ICON Corona Holdings, ICON Carina Holdings, ICON Aegean and ICON Arabian. The increase in Management fees – Manager resulted from our increased investment in leased assets during the 2009 Quarter. General and administrative expenses increased due to an increase in professional fees and certain state taxes.

Noncontrolling Interests

Noncontrolling interests for the 2009 Quarter increased $991,051 as compared to the 2008 Quarter. The increase in noncontrolling interests was primarily due to our investment in ICON Victorious in March 2009 and our investments in ICON Carina Holdings, ICON Corona Holdings and ICON Northern Leasing in 2008. Swiber has a noncontrolling interest in Victorious and Fund Ten has noncontrolling interests in ICON Carina Holdings, ICON Corona Holdings and ICON Northern Leasing, which resulted in the increase in noncontrolling interests. The increase in noncontrolling interests was also due to the noncontrolling interests that Fund Eleven has in ICON EAR and ICON Northern Leasing, which were acquired in 2008.

Net Income Attributable to Fund Twelve

As a result of the foregoing factors, the net income attributable to Fund Twelve for the 2009 Quarter and 2008 Quarter was $3,071,678 and $728,823, respectively. The net income attributable to Fund Twelve per weighted average additional Share for the 2009 Quarter and 2008 Quarter was $10.31 and $6.29, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2009, compared to December 31, 2008.

Total Assets

Total assets increased $50,528,696, from $439,863,118 at December 31, 2008 to $490,391,814 at March 31, 2009.  The increase was primarily due to the cash proceeds received from our equity raise, which resulted in funds available for additional acquisitions during the 2009 Quarter. We acquired the Barge and the mining equipment through ICON Murray during the 2009 Quarter, which accounted for the increase in our leased equipment at cost. The increase in notes receivable was due to our investment in a note receivable through ICON Northern Leasing II during the 2009 Quarter. The increase in net investment in finance leases resulted from our investment in additional telecommunications equipment during the 2009 Quarter.

Current Assets

Current assets increased $6,830,002, from $71,097,660 at December 31, 2008 to $77,927,662 at March 31, 2009, primarily due to cash proceeds received from our equity raise, which resulted in funds available for an additional investment in a note receivable through ICON Northern Leasing II and the lease of additional telecommunications equipment during the 2009 Quarter.

Total Liabilities

Total liabilities decreased $2,255,487, from $176,270,646 at December 31, 2008 to $174,015,159 at March 31, 2009.  The decrease was primarily due to the repayments made on the non-recourse long-term debt during the 2009 Quarter and the reversal of December 31, 2008 prepaid rents (included in deferred revenue) recognized by ICON Aegean, ICON Arabian and ICON Mayon during the 2009 Quarter.

Equity

Equity increased $52,784,183, from $263,592,472 at December 31, 2008 to $316,376,655 at March 31, 2009. The majority of this balance was primarily due to our equity raise which was partially offset by the distributions paid to our members and the noncontrolling interests, the organizational and offering fees paid to our Manager, sales commissions to third parties and underwriting fees paid to ICON Securities Corp. (“ICON Securities”).  Equity also increased as a result of our net income for the 2009 Quarter and by the contribution made by Swiber in connection with our joint venture in Victorious during the 2009 Quarter. These increases were partially offset by increases in accumulated other comprehensive loss as a result of the changes in the fair value of our derivative instruments and currency translation adjustments during the 2009 Quarter.

Liquidity and Capital Resources

Cash Flows Summary

At March 31, 2009 and December 31, 2008, we had cash and cash equivalents of $48,260,530 and $45,408,378, respectively. During our offering period, our main source of cash had been from financing activities and our main use of cash had been in investing activities. During our operating period, our main source of cash will be from operating activities and our main use of cash will be in investing and financing activities.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less. Our cash and cash equivalents are held principally at two financial institutions and at times may exceed insured limits. We have placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

Pursuant to the terms of our offering, we have established a reserve in the amount of 0.5% of the gross offering proceeds. As of March 31, 2009, the reserve is in the amount of $1,587,615, or 0.5% of the gross offering proceeds of $317,522,937.

Cash Flows

The following table sets forth summary cash flow data:

	Three Months Ended March 31,
	2009	2008

Net cash provided by (used in):

Operating activities	$3,970,661	$3,904,323
Investing activities	(31,783,750)	(18,288,426)
Financing activities	30,659,765	34,285,097
Effects of exchange rates on cash and cash equivalents	5,476	-

Net increase in cash and cash equivalents	$2,852,152	$19,900,994

Note: See the Consolidated Statements of Cash Flows included in Item 1, “Consolidated Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

Operating Activities

Sources of Cash

Sources of cash from operating activities increased $66,338 from $3,904,323 in the 2008 Quarter to $3,970,661 in the 2009 Quarter.  The increase was primarily due to the increase in distributions received from our joint venture, ICON Pliant, LLC, which commenced operations on June 30, 2008.

Investing Activities

Sources of Cash

Sources of cash from investing activities increased $4,416,470 from $0 in the 2008 Quarter to $4,416,470 in the 2009 Quarter.  The increase was primarily due to payments received on the notes receivable through ICON Appleton and ICON Northern Leasing as well as restricted cash in connection with ICON Eagle Holdings, ICON Carina Holdings and ICON Corona Holdings.

Uses of Cash

Uses of cash from investing activities increased $17,911,794 from $18,288,426 in the 2008 Quarter to $36,200,220 in the 2009 Quarter.

We invested in four equipment leases and one other financing transaction during the 2009 Quarter as compared to two equipment lease transactions during the 2008 Quarter. During the 2009 Quarter, we purchased the mining equipment from American Energy, the Barge from Swiber and additional telecommunications equipment from Global Crossing. In addition, we invested in a note receivable through ICON Northern Leasing II. During the 2008 Quarter, we purchased the telecommunications equipment from Global Crossing and auto parts manufacturing equipment from Sealynx Automotive Holding.

Financing Activities

Sources of Cash

Sources of cash from financing activities increased $3,097,243 from $36,887,159 in the 2008 Quarter to $39,984,402 in the 2009 Quarter, as we were in the process of raising capital in our offering period. In connection with the Commencement of Operations, a portion of our financing activities were related to our offering. The proceeds from our offering were reduced by sales commissions to third parties, organizational and offering expense allowances to our Manager and underwriting fees to ICON Securities.

Uses of Cash

Uses of cash from financing activities increased $6,722,575 from $2,602,062 in the 2008 Quarter to $9,324,637 in the 2009 Quarter.  The increase was primarily due to the cash distributions paid to our members and the noncontrolling interests. With increases in net capital raised and rents received from our additional leases we are able to invest in equipment and distribute cash to our members and the noncontrolling interests.

Sources of Liquidity

Cash generated by our financing activities was our most significant source of liquidity during our offering period. We believe that cash generated from our financing activities, as well as the expected results of our operations, will be sufficient to finance our liquidity requirements for the year ending December 31, 2009, including the repayment of principal and interest on our non-recourse debt obligations, distributions to our members, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements. We anticipate that our liquidity requirements for the years ending December 31, 2010 through December 31, 2013 will be financed by the expected results of operations, as well as cash received from our investments at maturity. In addition, our revolving line of credit has $23,215,000 available as of March 31, 2009 (see Note 7 to our consolidated financial statements) for additional working capital needs or new investment opportunities. Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessees’ business that are beyond our control.

As discussed above, we anticipate being able to meet our liquidity requirements into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at March 31, 2009 of $156,142,978.  All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee.

Distributions

We, at our Manager’s discretion, pay monthly distributions to our members and noncontrolling interests starting with the first month after each member’s admission and the commencement of our joint venture operations and we expect to continue to pay such distributions until the end of our operating period.  We paid distributions to our Manager, additional members and noncontrolling interests of $68,483, $6,779,850 and $2,476,304, respectively, for the three months ended March 31, 2009.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

 At March 31, 2009, we had non-recourse debt obligations. The lender has a security interest in the equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At March 31, 2009, our outstanding non-recourse long-term indebtedness was $156,142,978. We did not have borrowings under our revolving line of credit at March 31, 2009.

Each of the Participating Funds has entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investment. The term of each credit support agreement matches that of the lease agreement. No amounts were accrued at March 31, 2009 and our Manager cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

Off-Balance Sheet Transactions

None.

Subsequent Event

On April 1, 2009, we, through our wholly-owned subsidiary, ICON Coach, LLC, acquired title to certain buses from CUSA PRTS, LLC (“CUSA”), an affiliate of Coach America Holdings, Inc. (“Coach America”), for approximately $5,314,000 that is subject to a lease that expires on March 31, 2014.  The payment and performance obligations of CUSA are secured by a guaranty of Coach America. We paid an acquisition fee to our Manager of approximately $159,000 relating to this transaction.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our market risk sensitive instruments since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2009, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

For the period from May 25, 2007 through December 31, 2008 we raised $273,127,131 of capital contributions. We have paid or accrued sales commissions to unrelated third parties in the amount of $21,228,770, organizational and offering fees to our Manager in the amount of $5,115,631 and underwriting fees to ICON Securities in the amount of $5,307,193.

During the three months ended March 31, 2009, we raised $44,397,807 of capital contributions. We have paid or accrued $3,353,133 of sales commissions to third parties, $221,989 of organizational and offering expenses to our Manager and $838,283 of underwriting fees to ICON Securities.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended March 31, 2009.

Item 5.  Other Information

Not applicable.

Item 6. Exhibits

3.1	Certificate of Formation of Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 filed with the SEC on November 13, 2006 (File No. 333-138661)).

4.1	Limited Liability Company Agreement of Registrant (Incorporated by reference to Exhibit A to Registrant’s Prospectus filed with the SEC on May 8, 2007 (File No. 333-138661)).

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

May 15, 2009

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

May 15, 2009

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

 May 15, 2009

/s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Accounting and Financial Officer)

35