Form 10-Q
period 2009-06-30
ICON Leasing Fund Twelve, LLC
filed 2009-08-14
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2009

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-53189

ICON Leasing Fund Twelve, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5651009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[ ] Yes     [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,’’ “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]     Accelerated filer [  ]     Non-accelerated filer [X]     Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on July 31, 2009 is 348,729.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets
(unaudited)

Assets

	June 30,	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$34,069,704	$45,408,378
Current portion of net investment in finance leases	14,843,476	6,175,219
Current portion of notes receivable	19,787,244	17,058,414
Other current assets	5,265,842	2,455,649

Total current assets	73,966,266	71,097,660

Non-current assets:
Net investment in finance leases, less current portion	119,995,735	20,723,514
Leased equipment at cost (less accumulated depreciation of
$29,107,288 and $14,178,194, respectively)	304,474,388	302,253,674
Notes receivable	46,231,592	35,641,940
Investment in joint venture	4,998,617	5,374,899
Derivative instrument	-	92,388
Due from Manager and affiliates	2,344,135	1,919,144
Prepaid acquisition fees	2,662,032	-
Other non-current assets, net	3,482,597	2,759,899

Total non-current assets	484,189,096	368,765,458

Total Assets	$558,155,362	$439,863,118

Liabilities and Equity
Current liabilities:
Current portion of non-recourse long-term debt	$33,413,063	$29,073,897
Derivative instruments	4,395,338	5,431,968
Deferred revenue	4,570,074	4,608,711
Due to Manager and affiliates	1,853,998	1,608,556
Accrued expenses and other current liabilities	3,072,185	2,046,343

Total current liabilities	47,304,658	42,769,475

Non-current liabilities:
Non-recourse long-term debt, less current portion	150,340,797	133,501,171
Other non-current liabilities	20,975,042	-

Total non-current liabilities	171,315,839	133,501,171

Total Liabilities	218,620,497	176,270,646

Commitments and contingencies (Note 12)

Equity:
Members' Equity:
Additional Members	288,242,816	229,360,768
Manager	(202,330)	(121,406)
Accumulated other comprehensive loss	(4,735,870)	(5,751,632)

Total Members' Equity	283,304,616	223,487,730

Noncontrolling Interests	56,230,249	40,104,742

Total Equity	339,534,865	263,592,472

Total Liabilities and Equity	$558,155,362	$439,863,118

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue:
Rental income	$13,213,846	$5,345,686	$26,044,236	$8,553,234
Finance income	2,567,011	1,052,969	3,447,921	1,803,890
Income from investment in joint venture	130,962	-	292,866	-
Interest and other income	2,583,355	329,610	4,999,171	618,594

Total revenue	18,495,174	6,728,265	34,784,194	10,975,718

Expenses:
Management fees - Manager	766,823	372,010	1,466,852	559,147
Administrative expense reimbursements - Manager	1,109,954	741,180	1,960,023	1,431,999
General and administrative	576,073	491,507	1,022,570	725,898
Interest	2,265,842	644,751	4,507,220	929,709
Depreciation and amortization	7,999,787	2,925,719	15,599,376	4,671,927
Loss (gain) on financial instruments	5,860	(197,695)	19,295	(197,872)

Total expenses	12,724,339	4,977,472	24,575,336	8,120,808

Net income	5,770,835	1,750,793	10,208,858	2,854,910

Less: Net income attributable to noncontrolling interests	(2,057,940)	(334,977)	(3,424,285)	(710,271)

Net income attributable to Fund Twelve	$3,712,895	$1,415,816	$6,784,573	$2,144,639

Net income attributable to Fund Twelve allocable to:
Additional Members	$3,675,766	$1,401,658	$6,716,727	$2,123,193
Manager	37,129	14,158	67,846	21,446

	$3,712,895	$1,415,816	$6,784,573	$2,144,639

Weighted average number of additional shares of
limited liability company interests outstanding	342,374	157,613	318,735	136,157

Net income attributable to Fund Twelve per weighted
average additional share of limited liability company interests	$10.74	$8.89	$21.07	$15.59

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity
(unaudited)

	Members' Equity

	Additional Shares			Accumulated Other
	of Limited Liability Company Interests	Additional Members	Manager	Comprehensive Loss	Total Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2008	273,989	$229,360,768	$(121,406)	$(5,751,632)	$223,487,730	$40,104,742	$263,592,472
Comprehensive income:
Net income	-	3,040,961	30,717	-	3,071,678	1,366,345	4,438,023
Change in valuation of
derivative instruments	-	-	-	(20,555)	(20,555)	(65,752)	(86,307)
Currency translation adjustment	-	-	-	(609,296)	(609,296)	-	(609,296)
Total comprehensive income	-	-	-	(629,851)	2,441,827	1,300,593	3,742,420
Proceeds from issuance of additional
shares of limited liability company interests	44,673	44,397,807	-	-	44,397,807	-	44,397,807
Sales and offering expenses	-	(4,413,405)	-	-	(4,413,405)	-	(4,413,405)
Cash distributions to members and noncontrolling interests		(6,779,850)	(68,483)	-	(6,848,333)	(2,476,304)	(9,324,637)
Investment in joint venture by noncontrolling interests	-	-	-	-	-	18,381,998	18,381,998

Balance, March 31, 2009	318,662	$265,606,281	$(159,172)	$(6,381,483)	$259,065,626	$57,311,029	$316,376,655
Comprehensive income:
Net income	-	3,675,766	37,129	-	3,712,895	2,057,940	5,770,835
Change in valuation of
derivative instruments	-	-	-	1,058,589	1,058,589	267,767	1,326,356
Currency translation adjustment	-	-	-	587,024	587,024	-	587,024
Total comprehensive income	-	-	-	1,645,613	5,358,508	2,325,707	7,684,215
Proceeds from issuance of additional
shares of limited liability company interests	30,164	30,162,009			30,162,009	-	30,162,009
Sales and offering expenses	-	(3,167,221)	-	-	(3,167,221)	-	(3,167,221)
Cash distributions to members and noncontrolling interests	-	(7,948,350)	(80,287)		(8,028,637)	(3,406,487)	(11,435,124)
Shares of limited liability company interests redeemed	(304)	(85,669)	-	-	(85,669)	-	(85,669)

Balance, June 30, 2009	348,522	$288,242,816	$(202,330)	$(4,735,870)	$283,304,616	$56,230,249	$339,534,865

See accompanying notes to consolidated financial statements

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net income	$10,208,858	$2,854,910
Adjustments to reconcile net income to net cash provided by
operating activities:
Rental income paid directly to lenders by lessees	(16,916,011)	(3,692,450)
Finance income	(3,447,921)	(1,803,890)
Income from investment in joint venture	(292,866)	-
Depreciation and amortization	15,599,376	4,671,927
Interest expense on non-recourse financing paid directly
to lenders by lessees	3,974,954	903,648
Interest expense from amortization of debt financing costs	428,255	26,061
Interest expense other	60,261	-
Loss (gain) on financial instruments	19,295	(197,872)
Changes in operating assets and liabilities:
Collection of finance leases	6,885,840	4,719,024
Prepaid acquisition fees	(2,662,032)	-
Other assets, net	(2,499,180)	(843,143)
Accrued expenses and other current liabilities	(133,628)	215,198
Deferred revenue	(2,200,335)	(535,874)
Due from/to Manager and affiliates, net	(179,549)	354,532
Distributions from joint venture	292,866	-

Net cash provided by operating activities	9,138,183	6,672,071

Cash flows from investing activities:
Purchase of equipment	(53,977,555)	(49,921,909)
Distributions received from joint venture	376,282	-
Restricted cash	(569,796)	-
Investment in note receivable	(21,239,728)	(164,822)
Repayment of notes receivable	8,771,761	-

Net cash used in investing activities	(66,639,036)	(50,086,731)

Cash flows from financing activities:
Issuance of additional shares of limited liability company interests,
net of sales and offering expenses	66,979,190	76,614,018
Shares of limited liability company interests redeemed	(85,669)	-
Distributions to noncontrolling interests	(5,882,791)	(351,338)
Cash distributions to members	(14,876,970)	(5,897,582)

Net cash provided by financing activities	46,133,760	70,365,098

Effects of exchange rates on cash and cash equivalents	28,419	378

Net (decrease) increase in cash and cash equivalents	(11,338,674)	26,950,816

Cash and cash equivalents, beginning of the period	45,408,378	22,154,903

Cash and cash equivalents, end of the period	$34,069,704	$49,105,719

See accompanying notes to consolidated financial statements

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2009	2008

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$43,750	$-

Supplemental disclosure of non-cash investing and financing activities:

Principal and interest on non-recourse long-term debt paid directly to lenders by lessees	$16,916,011	$3,692,450

Equipment purchased with non-recourse long-term debt paid directly by lender	$34,800,000	$38,699,640

Equipment purchased with subordinated financing provided by seller	$27,500,000	$-

Investment in joint venture by noncontrolling interest	$18,381,998	$4,076,251

See accompanying notes to consolidated financial statements

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
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

The LLC’s principal investment objective is to obtain the maximum economic return from its investments for the benefit of its members.  To achieve this objective, the LLC: (i) acquires a diversified portfolio by making investments in leases, notes receivable and other financing transactions; (ii) makes monthly cash distributions, at the LLC’s manager’s discretion, to its members commencing with each member’s admission to the LLC, continuing until the end of the operating period; (iii) reinvests substantially all undistributed cash from operations and cash from sales of equipment and other financing transactions during the operating period; and (iv) will dispose of its investments and distribute the excess cash from such dispositions to its members beginning with the commencement of the liquidation period.

The manager of the LLC is ICON Capital Corp., a Delaware corporation (the “Manager”). The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and other financing transactions that the LLC enters into pursuant to the terms of the LLC’s limited liability company agreement (the “LLC Agreement”).  Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

The LLC offered shares of limited liability company interests (“Shares”) with the intent to raise up to $410,800,000 of capital, consisting of 400,000 issuances pursuant to Shares at a purchase price of $1,000 per share and an additional 12,000 Shares, which were reserved for the LLC’s Distribution Reinvestment Plan. The Distribution Reinvestment Plan allowed investors to purchase additional Shares with distributions received from the LLC and/or certain other funds managed by the Manager at a discounted share price of $900. The LLC had its initial closing on May 25, 2007 (the “Commencement of Operations”) with the admission of investors that purchased Shares.

The LLC’s offering period ended on April 30, 2009, and its operating period commenced on May 1, 2009. Through April 30, 2009, the LLC sold approximately 348,826 Shares, including approximately 11,393 Shares issued in connection with the LLC’s Distribution Reinvestment Plan, representing $347,686,947 of capital contributions. Through June 30, 2009, 304 Shares have been repurchased by the LLC pursuant to its repurchase plan. Beginning with the Commencement of Operations through June 30, 2009, the LLC paid $26,995,024 of sales commissions to third parties, $5,488,440 of organizational and offering expense allowance to the Manager and $6,748,756 of underwriting fees to ICON Securities Corp. (“ICON Securities”), a wholly-owned subsidiary of the Manager, the dealer-manager of the LLC’s offering.

Members’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has (a) received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital account to zero and (b) received, in addition, other distributions and allocations that would provide an 8% per year cumulative return, compounded daily, on their outstanding adjusted capital account. After such time, distributions will be allocated 90% to the additional members and 10% to the Manager.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for the interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  In the opinion of the Manager, all adjustments considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2008. The results for the interim period are not necessarily indicative of the results for the full year. The Manager has evaluated all subsequent events through August 14, 2009, the date the financial statements were issued.

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

Effective January 1, 2009, the LLC adopted and, for presentation and disclosure purposes, retrospectively applied Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”   As a result, noncontrolling interests are reported as a separate component of consolidated equity and income attributable to the noncontrolling interest is included in consolidated net income. The attribution of income between controlling and noncontrolling interests is disclosed on the accompanying consolidated statements of operations. Accordingly, the prior year consolidated financial statements have been revised to conform to the current year presentation.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
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
June 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

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

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. Additionally, FSP 157-4 provides guidance on identifying circumstances that indicate a transaction is not orderly.   The FASB expanded the scope of FSP 157-4 to all assets and liabilities measured at fair value.  FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The LLC adopted FSP 157-4 during the quarter ended June 30, 2009. The adoption of FSP 157-4 did not have a significant impact on the LLC’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS No. 107, “Disclosures about the Fair Value of Financial Instruments” (“SFAS No. 107”). Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for interim and annual reporting periods ending after June 15, 2009. The LLC adopted FSP 107-1/APB 28-1 during the quarter ended June 30, 2009. The adoption of FSP 107-1/APB 28-1 did not have a significant impact on the LLC’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009. The LLC adopted SFAS No. 165 during the quarter ended June 30, 2009. The adoption of SFAS No. 165 did not have a significant impact on the LLC’s consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	June 30,
	2009	December 31,
	(unaudited)	2008

Minimum rents receivable	$179,663,770	$29,642,020
Estimated residual values	24,861,519	4,283,003
Initial direct costs, net	4,287,443	682,275
Unearned income	(73,973,521)	(7,708,565)

Net investment in finance leases	134,839,211	26,898,733

Less: Current portion of net investment in finance leases	14,843,476	6,175,219

Net investment in finance leases, less current portion	$119,995,735	$20,723,514

Marine Vessels and Equipment

On March 24, 2009, Victorious, LLC (“Victorious”), a Marshall Islands limited liability company that is controlled by the LLC through its wholly-owned subsidiary, ICON Victorious, LLC (“ICON Victorious”), purchased a new, 300-man accommodation and work barge (the “Barge”) from Swiber Engineering Ltd. (“Swiber”) for $42,500,000.  Simultaneously with the purchase, the Barge was chartered back to Swiber Offshore Marine Pte. Ltd. (the “Charterer”) for 96 months.  The purchase price of the Barge was funded by (i) a $19,125,000 equity investment from ICON Victorious, (ii) a $18,375,000 contribution-in-kind by Swiber and (iii) a subordinated, non-recourse and unsecured $5,000,000 payable.  The payable bears interest at 3.5% per year, accrues interest quarterly and is only required to be repaid after the LLC achieves its minimum targeted return. At the end of the charter, the Charterer has the option to purchase the Barge for $21,000,000 plus 50% of the difference between the then fair market value less $21,000,000. ICON Victorious is the sole manager of Victorious and holds a senior, controlling equity interest and all management rights with respect to Victorious. Swiber holds a subordinate, non-controlling equity interest in Victorious and the obligations of the Swiber entities that are parties to the transaction are guaranteed by Swiber’s parent company, Swiber Holdings Limited (“Swiber Holdings”). The LLC paid an acquisition fee to the Manager of $1,275,000 in connection with this transaction.

On June 25, 2009, the LLC, through its wholly-owned subsidiaries, purchased certain marine diving equipment (the “Diving Equipment”) from Swiber for $10,000,000. Simultaneously with the purchase of the Diving Equipment, the LLC entered into a 60-month lease with Swiber Offshore Construction Pte. Ltd. (the “Lessee”), which commenced on July 1, 2009. The purchase price of the Diving Equipment was comprised of $8,000,000 in cash and a subordinated, interest-free $2,000,000 payable to Swiber, which is due upon sale of the Diving Equipment at the conclusion of the lease term. If an event of loss or an event of default occurs, the LLC’s obligation to repay the payable is terminated. The payable has been recorded at fair value as of June 30, 2009.  The LLC paid an acquisition fee to the Manager of $300,000 relating to this transaction.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(3)	Net Investment in Finance Leases - continued

At the conclusion of the lease, the Lessee has the option to (x) (i) purchase the Diving Equipment for $4,250,000 (“Purchase Option”) and (ii) pay an amount equal to 50% of the difference between the fair market value of the Diving Equipment less $4,250,000 or (y) return the Diving Equipment. In the event the Lessee does not exercise the Purchase Option and the Diving Equipment is not sold to a third-party, but rather the lease is renewed or is re-leased to a third-party, all lease payments received by the LLC will be paid as follows: (i) first, to the LLC until it receives in full its purchase price of $10,000,000 less the $2,000,000 payable and achieves a return thereon at an agreed-upon rate and (ii) then, to Swiber to repay in full the $2,000,000 payable without interest thereon. In addition, Victorious, a Marshall Islands limited liability company that is controlled by the LLC through its wholly-owned subsidiary, ICON Victorious and Swiber granted the LLC’s subsidiaries a first priority mortgage in the Barge that is owned by Victorious and is on bareboat charter from Victorious to an affiliate of Swiber as security for the Lessee’s obligations under the lease.  The obligations of the Lessee, Swiber, and Swiber Holdings, under the operative transactional documents are subordinate only to ICON Victorious’ rights in the Barge. The obligations of the Lessee are guaranteed by Swiber Holdings.

On June 26, 2009, the LLC, through its wholly-owned subsidiaries ICON Mynx Pte. Ltd. (“ICON Mynx”), ICON Stealth Pte. Ltd. (“ICON Stealth”) and ICON Eclipse Pte. Ltd. (“ICON Eclipse”), each a Singapore corporation, executed Memoranda of Agreement (“MOA”) to purchase three barges (each a “Vessel” and, collectively, the “Vessels”) from Leighton Contractors (Singapore) Pte. Ltd. (“Leighton”) for an aggregate purchase price of $133,000,000. The LLC paid aggregate acquisition fees to the Manager of $3,990,000 relating to these transactions. Simultaneously with the execution of the MOA, each of ICON Mynx, ICON Stealth and ICON Eclipse entered into a bareboat charter to charter the Vessel that it owns to Leighton for a term of 96 months. During the term of the bareboat charters, Leighton will have the option to purchase each of the Vessels for a specified purchase option price on the dates defined in each respective bareboat charter.  All of Leighton’s obligations are guaranteed by its ultimate parent company, Leighton Holdings Limited, a publicly traded company that is listed on the Australian Stock Exchange.

Two of the three Vessels were acquired on June 26, 2009 for $58,000,000, including the incurrence of $34,800,000 of senior debt (the “Senior Tranche”) pursuant to a $79,800,000 senior facility agreement with Standard Charter Bank, Singapore Branch (the “Facility Agreement”) and $20,500,000 of subordinated seller’s credit (the “Subordinated Tranche”) pursuant to a $47,000,000 seller’s credit agreement with Leighton (the “Seller’s Credit Agreement”). The Seller’s Credit Agreement is subordinated only to the Facility Agreement. The Senior Tranche will be repaid by the LLC in 20 quarterly principal and interest payments beginning on September 30, 2009. The Senior Tranche will bear an interest rate of 4.8475% during the period from June 26, 2009 to September 30, 2009 (the “Stub Period”) and, thereafter, the interest rate will be fixed pursuant to a swap agreement at 7.05%. The interest-free Subordinated Tranche will be repaid by the LLC in eight annual principal payments beginning on June 25, 2010. The bareboat charter for each Vessel expires on June 25, 2017.

The remaining Vessel included in the MOA to be purchased by ICON Eclipse is currently under construction. Upon completion, ICON Eclipse will purchase the Vessel for $75,000,000. Completion is likely to occur on or about September 30, 2009, but no later than October 23, 2009 (the “Closing Date”).  In order to purchase the Vessel, ICON Eclipse will borrow $45,000,000 of senior debt (the “Eclipse Senior Tranche”) pursuant to the Facility Agreement and $26,500,000 of subordinated seller’s credit (the “Eclipse Subordinated Tranche”) pursuant to the Seller’s Credit Agreement. The Leighton Eclipse bareboat charter will commence on the Closing Date.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(3)	Net Investment in Finance Leases - continued

Telecommunications Equipment

During March 2009, the LLC, through its wholly-owned subsidiary, ICON Global Crossing IV, LLC (“ICON Global Crossing IV”), purchased additional telecommunications equipment for approximately $3,859,000 that is subject to a lease with Global Crossing Telecommunications, Inc. (“Global Crossing”). The lease expires on March 31, 2012.  The LLC paid acquisition fees to the Manager of approximately $116,000 relating to this transaction.

Non-cancelable minimum annual amounts due on investment in finance leases over the remaining term of the leases were as follows at June 30, 2009 (unaudited):

For the period July 1 to December 31, 2009	$14,583,194
For the year ending December 31, 2010	27,697,010
For the year ending December 31, 2011	27,180,622
For the year ending December 31, 2012	20,320,398
For the year ending December 31, 2013	16,990,400
Thereafter	72,892,146

$179,663,770

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	June 30,
	2009	December 31,
	(unaudited)	2008
Marine vessels and equipment	$261,719,265	$261,719,265
Manufacturing equipment	35,761,085	35,761,085
Mining equipment	20,122,453	12,834,631
Telecommunications equipment	6,116,887	6,116,887
Motor coaches	5,473,082	-
Gas compressors	4,388,904	-

	333,581,676	316,431,868
Less: Accumulated depreciation	(29,107,288)	(14,178,194)

	$304,474,388	$302,253,674

Depreciation expense was $7,617,357 and $2,848,499 for the three months ended June 30, 2009 and 2008, respectively. Depreciation expense was $14,929,094 and $4,543,868 for the six months ended June 30, 2009 and 2008, respectively.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(4)	Leased Equipment at Cost - continued

Manufacturing Equipment

On February 2, 2009, the LLC, ICON Income Fund Ten, LLC (“Fund Ten”) and ICON Leasing Fund Eleven, LLC (“Fund Eleven”), entities also managed by the Manager (together, with the LLC, the “Participating Funds”) and IEMC Corp., a subsidiary of the Manager (“IEMC”), entered into an amended Forbearance Agreement with MW Universal, Inc. (“MWU”), LC Manufacturing, LLC (“LC Manufacturing”), MW Crow, Inc. (“Crow”) and seven other subsidiaries of MWU with respect to certain lease defaults. In consideration for restructuring LC Manufacturing’s lease payment schedule, the LLC received, among other things, a warrant to purchase 10% of the outstanding stock of LC Manufacturing at an exercise price of $0.01 per share, exercisable for a period of five years from the grant date. At June 30, 2009, the fair value of the LC Manufacturing warrants was $0.

On June 1, 2009, the LLC amended and restructured the master lease agreement with LC Manufacturing dated September 28, 2007 to reduce the assets under lease of the original equipment from $14,890,000 to approximately $12,420,000. Contemporaneously, the LLC entered into a new master lease agreement with Metavation, LLC (“Metavation”), an affiliate of LC Manufacturing, for the assets previously under lease with LC Manufacturing with a cost of approximately $2,470,000. The equipment is subject to a 43-month lease with Metavation that expires on December 31, 2012.

Mining Equipment

On February 18, 2009, the LLC, through its wholly-owned subsidiary, ICON Murray, LLC, (“ICON Murray”) purchased mining equipment for approximately $3,348,000 that is subject to a lease with American Energy Corp. and Ohio American Energy, Incorporated. The lease expires on March 31, 2011.  The payment and performance obligations of American Energy Corp. are secured by a guaranty of Murray Energy Corporation. The LLC paid an acquisition fee to the Manager of approximately $100,000 relating to this transaction.

On May 26, 2009, the LLC, through its wholly-owned subsidiary, ICON Murray II, LLC (“ICON Murray II”), purchased mining equipment subject to a lease between Varilease Finance, Inc. (“Varilease”), as lessor and American Energy Corp. and The Ohio Valley Coal Company, as lessees. The equipment was purchased from Varilease for approximately $3,196,000 and is subject to a 30-month lease that expires on December 31, 2011. The LLC paid an acquisition fee to the Manager of approximately $96,000 relating to this transaction.

Motor Coaches

On April 1, 2009, the LLC, through its wholly-owned subsidiary, ICON Coach, LLC (“ICON Coach”), acquired title to certain buses from CUSA PRTS, LLC (“CUSA”), an affiliate of Coach America Holdings, Inc. (“Coach America”), for approximately $5,314,000. The buses are subject to a 60-month lease with CUSA that expires on March 31, 2014. The payment and performance obligations of CUSA are guaranteed by Coach America. The LLC paid an acquisition fee to the Manager of approximately $159,000 relating to this transaction.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(4)	Leased Equipment at Cost - continued

Gas Compressors

On June 26, 2009, the LLC and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., an entity managed by an affiliate of the Manager (“Fund Fourteen”), entered into a joint venture, ICON Atlas, LLC (“ICON Atlas”), for the purpose of investing in eight new Ariel natural gas compressors (the “Gas Compressors”) from AG Equipment Co. (“AG”).  The Gas Compressors, which will be purchased by ICON Atlas for approximately $11,618,000, are subject to a 48-month lease to Atlas Pipeline Mid-Continent, LLC (“APMC”), an affiliate of Atlas Pipeline Partners, L.P. (“APP”), which expires in 2013.  APP will guarantee all of APMC’s obligations under the lease.

As of June 30, 2009, the LLC has a 100% ownership interest in ICON Atlas. It is expected that the LLC and Fund Fourteen will have ownership interests equal to 55% and 45%, respectively, by December 31, 2009.

All subsequent capital contributions by Fund Fourteen and related distributions to the LLC will be effectuated so that the aggregate amount of capital contributed by Fund Fourteen does not exceed the aggregate amount of capital contributed by the LLC for the purpose of acquiring and holding the Gas Compressors, adjusted for any income received and expenses paid or incurred by the joint venture while holding such equipment and any compensation that the Manager and any of its affiliates is otherwise entitled to receive pursuant to the LLC Agreement. All of Fund Fourteen’s subsequent contributions will be made on or prior to the six month anniversary of the date that the joint venture acquired the Gas Compressors.

On June 26, 2009, ICON Atlas purchased four of the Gas Compressors for approximately $4,270,000, which was funded entirely by capital contributions from the LLC, which also paid an acquisition fee to the Manager of approximately $322,000 relating to this transaction.  On or prior to September 1, 2009, ICON Atlas will purchase the four additional Gas Compressors for the purchase price of approximately $7,348,000.  On July 1, 2009, Fund Fourteen contributed $500,000 to ICON Atlas and as of August 1, 2009, Fund Fourteen made an additional contribution of approximately $1,470,000 to ICON Atlas.

Aggregate annual minimum future rents receivable from each of the LLC’s non-cancelable operating leases over the next five years consisted of the following at June 30, 2009:

For the period July 1 to December 31, 2009	$25,334,213
For the year ending December 31, 2010	$56,440,677
For the year ending December 31, 2011	$51,174,730
For the year ending December 31, 2012	$45,598,604
For the year ending December 31, 2013	$29,219,660
Thereafter	$1,512,900

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(5)	Notes Receivable

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

Note Receivable Secured by a Machine Paper Coating Manufacturing Line

On March 26, 2009, the loan and security agreement and the secured term loan note issued by Appleton Papers, Inc. (“Appleton”) were amended due to a default on one of the covenants in Appleton’s credit facility. As a result of the cross-default provisions of the loan and security agreement, the interest on the term note was adjusted to accrue interest at 14.25% per year and is payable monthly in arrears. Appleton is current on all amounts due under the loan and security agreement as of June 30, 2009.

Notes Receivable Secured by Analog Seismic System Equipment

On June 29, 2009, the LLC and Fund Fourteen entered into a joint venture, ICON ION, LLC (“ICON ION”), for the purpose of making secured term loans (the “Loans”) in the aggregate amount of $20,000,000, to ARAM Rentals Corporation, a Canadian bankruptcy remote Nova Scotia unlimited liability company (the “Canadian Borrower”) and ARAM Seismic Rentals Inc., a U.S. bankruptcy remote Texas corporation (the “US Borrower”, together with the Canadian Borrower, the “Borrowers”) in the amounts of approximately $16,325,000 and $3,675,000, respectively. The Borrowers are wholly-owned subsidiaries of ION Geophysical Corporation, a Delaware corporation (“ION”). The Loans are secured by (i) a first priority security interest in all of the ARAM analog seismic system equipment owned by the Borrowers and (ii) a pledge of all of the equity interests in the Borrowers.  In addition, ION guaranteed all obligations of the Borrowers under the Loans.  Interest accrues at the rate of 15% per year and the Loans are payable monthly in arrears for a period of 60 months beginning on August 1, 2009.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(5)	Notes Receivable - continued

As of June 30, 2009, the LLC has a 100% ownership interest in ICON ION. It is expected that the LLC and Fund Fourteen will have ownership interests equal to 55% and 45%, respectively.  All of Fund Fourteen’s subsequent contributions will be made on or prior to the six month anniversary of the date that the joint venture acquired the equipment.

All subsequent capital contributions by Fund Fourteen and related distributions to the LLC will be effectuated so that the aggregate amount of capital contributed by Fund Fourteen does not exceed the aggregate amount of capital contributed by the LLC for the purpose of acquiring and holding the equipment, adjusted for any income received and expenses paid or incurred by the joint venture while holding such equipment and any compensation that the Manager and any of its affiliates is otherwise entitled to receive pursuant to the LLC Agreement.

On June 29, 2009, ICON ION funded the first tranche of the Loans in the amount of $12,500,000, which was funded entirely by capital contributions from the LLC, which also paid an acquisition fee to the Manager of approximately $555,000 relating to this transaction.  On July 1, 2009, Fund Fourteen contributed $500,000 to ICON ION.  On July 17, 2009, ICON ION funded the second tranche of the Loans in the amount of $7,500,000.  As of August 1, 2009, Fund Fourteen contributed an additional $2,370,000 to ICON ION, inclusive of acquisition fees of $70,000.

(6)	Non-Recourse Long-Term Debt

The LLC had the following non-recourse long-term debt:

	June 30,
	2009	December 31,
	(unaudited)	2008

ICON Eagle Holdings	$50,386,913	$55,000,000
ICON Stealth	28,800,000	-
ICON Corona Holdings	25,498,610	28,000,000
ICON Carina Holdings	24,582,736	27,000,000
ICON Aegean	16,510,135	17,504,149
ICON Arabian	16,510,135	17,504,149
ICON Mayon	15,465,331	17,566,770
ICON Mynx	6,000,000	-

Total non-recourse long-term debt	183,753,860	162,575,068

Less: Current portion of non-recourse long-term debt	33,413,063	29,073,897

Total non-recourse long-term debt, less current portion	$150,340,797	$133,501,171

On June 30, 2009 ICON Eclipse entered into a forward swap agreement with a start date of September 30, 2009. Pursuant to the forward swap agreement, the interest rate will be fixed at 7.25% for the entire term of the Eclipse Senior Tranche. The interest-free Eclipse Subordinated Tranche will be repaid by ICON Eclipse in eight annual principal payments beginning on the first anniversary of the Closing Date.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(6)	Non-Recourse Long-Term Debt - continued

On June 26, 2009, ICON Mynx, ICON Stealth, and ICON Eclipse entered into the Facility Agreement with Standard Charter Bank in connection with the acquisition of the Vessels. The non-recourse long-term debt obligations incurred in connection with the Vessels acquired by ICON Mynx and ICON Stealth mature on June 30, 2014 and accrue interest at 4.8475% during the Stub Period and, thereafter, at London Interbank Offered Rate (“LIBOR”) plus 4.25% per year.  The LLC also entered into an interest rate swap contract effective June 26, 2009 to fix the interest rate on this debt at 7.05% per year. ICON Mynx, ICON Stealth and ICON Eclipse jointly and severally guaranteed and indemnified Standard Charter Bank for the performance of each entity’s obligations under the Facility Agreement.

As of June 30, 2009 and December 31, 2008, the LLC had net debt financing costs of $2,771,522 and $2,180,047, respectively. For the three months ended June 30, 2009 and 2008, the LLC recognized amortization expense related to the capitalized debt financing costs of $192,614 and $20,182, respectively. For the six months ended June 30, 2009 and 2008, the LLC recognized amortization expense related to the capitalized debt financing costs of $428,255 and $26,061, respectively.

The aggregate maturities of non-recourse long-term debt over the next five years were as follows at June 30, 2009:

For the period July 1 to December 31, 2009	$17,192,689
For the year ending December 31, 2010	34,628,713
For the year ending December 31, 2011	36,992,767
For the year ending December 31, 2012	31,452,842
For the year ending December 31, 2013	40,428,301
Thereafter	23,058,548
$183,753,860

(7)	Revolving Line of Credit, Recourse

The LLC and certain entities sponsored and organized by the Manager, ICON Income Fund Eight B, L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC, Fund Ten and Fund Eleven (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At June 30, 2009, no amounts were accrued related to the LLC’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year. The interest rate at June 30, 2009 was 3.25%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.25% on unused commitments under the Facility.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(7)	Revolving Line of Credit, Recourse - continued

Aggregate borrowings by all Borrowers under the Facility amounted to $10,330,000 at June 30, 2009. The LLC had no borrowings outstanding under the Facility as of such date. The balances of $885,000, $2,185,000 and $7,260,000 were borrowed by Fund Eight B, Fund Ten and Fund Eleven, respectively. Subsequent to June 30, 2009, Fund Eight B and Fund Ten repaid $120,000 and $350,000, which reduced Fund Eight B’s and Fund Ten’s outstanding loan balances to $765,000 and $1,835,000, respectively.

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain covenants.  At June 30, 2009, the Borrowers were in compliance with all covenants.

On August 12, 2009, the Borrowers entered into a Loan Modification Agreement to the Loan Agreement. The changes to the Loan Agreement are (i) an extension  of the Facility from April 30, 2010 to June 30, 2011, (ii) an increase of the quarterly commitment fee from 0.25% to 0.50% on unused commitments under the Facility, (iii) the interest rate on all current and future borrowings under the Facility will be at a rate not less than 4.0% per year, and (iv) the addition of Fund Fourteen, as a permitted borrower under the Facility. The Borrowers may request a one year extension to the revolving line of credit within 390 days of the current expiration date, but CB&T has no obligation to extend.

(8)	Transactions with Related Parties

The LLC entered into certain agreements with its Manager and ICON Securities, whereby the LLC paid certain fees and reimbursements to these parties.  The Manager was entitled to receive an organizational and offering expense allowance of 3.5% of capital raised up to $50,000,000, 2.5% of capital raised between $50,000,001 and $100,000,000, 1.5% of capital raised between $100,000,001 and $200,000,000, 1.0% of capital raised between $200,000,001 and $250,000,000 and 0.5% of capital raised over $250,000,000.  ICON Securities was entitled to receive a 2% underwriting fee from the gross proceeds from sales of Shares to additional members.

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

Administrative expense reimbursements are costs incurred by the Manager or its affiliates that are necessary to the LLC’s operations.  These costs include the Manager’s and its affiliates’ legal, accounting, investor relations and operations personnel costs, as well as professional fees and other costs that are charged to the LLC based upon the percentage of time such personnel dedicate to the LLC.  Excluded are salaries and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(8)	Transactions with Related Parties - continued

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows (unaudited):

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2009	2008	2009	2008
ICON Capital Corp.	Manager	Organizational and
		offering expenses (1)	$150,820	$670,919	$372,809	$1,358,767
ICON Securities Corp.	Managing broker-	Underwriting fees (1)	$603,280	$865,710	$1,441,563	$1,678,369
	dealer
ICON Capital Corp.	Manager	Acquisition fees (2)	$5,422,675	$682,486	$7,228,249	$2,740,654
ICON Capital Corp.	Manager	Administrative expense
		reimbursements (3)	$1,109,954	$741,180	$1,960,023	$1,431,999
ICON Capital Corp.	Manager	Management fees (3)	$766,823	$372,010	$1,466,852	$559,147

(1) Amount charged directly to members' equity.
(2) Amount capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(3) Amount charged directly to operations.

At June 30, 2009, the LLC was due $2,344,135 primarily from an affiliate for the investment in ICON Carina Holdings, LLC (“ICON Carina Holdings”) and ICON Corona Holdings, LLC (“ICON Corona Holdings”). The LLC also had a payable of $1,853,998 primarily related to administrative expenses due to the Manager and to an affiliate for the M/V Eagle Auriga and the M/V Eagle Centaurus tanker acquisitions.

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(9)	Derivative Financial Instruments - continued

Interest Rate Risk

The LLC’s objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. The LLC’s hedging strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. Interest rate swaps designated as cash flow hedges involve the receipt of floating-rate interest payments from a counterparty in exchange for the LLC making fixed interest rate payments over the life of the agreements without exchange of the underlying notional amount.

As of June 30, 2009, the LLC had ten floating-to-fixed interest rate swaps relating to ICON Mynx, ICON Stealth, ICON Eclipse, ICON Corona Holdings, ICON Carina Holdings, ICON Aegean Express, LLC (“ICON Aegean”), ICON Arabian Express, LLC (“ICON Arabian”), ICON Mayon and two interest rate swaps for ICON Eagle Holdings, LLC (“ICON Eagle Holdings”) designated and qualifying as cash flow hedges with aggregate notional amount of $228,753,860. These interest rate swaps have maturity dates from July 25, 2011 to September 30, 2014.

For these derivatives, the LLC reports the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same income statement line item as the impact of the hedged transaction. During the six months ended June 30, 2009, the LLC recorded approximately $33,000 of hedge ineffectiveness in earnings. At June 30, 2009, the total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was approximately $3,768,000.

During the twelve months ended June 30, 2010, the LLC estimates that an additional $3,966,662 will be transferred from AOCI to interest expense.

Foreign Exchange Risk

The LLC is exposed to fluctuations in Euros. The LLC used foreign currency derivatives, including currency forward agreements, to manage its exposure to fluctuations in the USD-Euro exchange rate. Currency forward agreements involved fixing the USD-Euro exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements were typically cash settled in U.S. dollars for their fair value at or close to their settlement date.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk was recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, was recognized directly in earnings. As of June 30, 2009, the foreign exchange Euro-to-USD forward contract matured.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(9)	Derivative Financial Instruments - continued

Non-designated Derivatives

Warrants are the only derivatives that the LLC holds for purposes other than hedging. All changes in the fair value of the warrants are recorded directly in earnings. As of June 30, 2009, the outstanding derivatives that were not designated as hedges in qualifying hedging relationships were warrants.

The table below presents the fair value of the LLC’s derivative financial instruments as well as the classification within the LLC’s consolidated balance sheet as of June 30, 2009 (unaudited):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging
instruments under SFAS 133:
Interest Rate Swaps		$-	Derivative Instrument	$4,395,338

Derivatives not designated as hedging
instruments under SFAS 133:
Warrants	Other Non-Current Assets	$58,308		$-

The tables below present the effect of the LLC’s derivative financial instruments under SFAS No. 133 designated as cash flow hedging instruments on the consolidated statements of operations for the three and six months ended June 30, 2009 (unaudited):

Three Months Ended June 30, 2009

					Gain (Loss) Recognized
	Amount of Gain (Loss)	Location of Gain (Loss)		Location of Gain (Loss) Recognized in Income on	in Income on Derivative (Ineffective Portion and
Derivatives	Recognized in AOCI on Derivative (Effective Portion)	Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Amounts Excluded from Effectiveness Testing)

Foreign Exchange Contracts	$(17,968)	(Loss) Gain on Financial Instruments	$41,414	(Loss) Gain on Financial Instruments	$-
Interest Rate Swaps	351,401	Interest Expense	(766,570)	(Loss) Gain on Financial Instruments	(16,982)

Total	$333,433		$(725,156)		$(16,982)

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(9)	Derivative Financial Instruments - continued

Six Months Ended June 30, 2009

					Gain (Loss) Recognized
					in Income on
					Derivative
	Amount of Gain (Loss)	Location of Gain (Loss)		Location of Gain (Loss) Recognized in Income on	(Ineffective Portion and
Derivatives	Recognized in AOCI on Derivative (Effective Portion)	Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Amounts Excluded from Effectiveness Testing)

Foreign Exchange Contracts	$(44,960)	(Loss) Gain on Financial Instruments	$41,414	(Loss) Gain on Financial Instruments	$-
Interest Rate Swaps	(318,569)	Interest Expense	(1,442,977)	(Loss) Gain on Financial Instruments	(33,042)

Total	$(363,529)		$(1,401,563)		$(33,042)

The LLC’s derivative financial instruments not designated as hedging instruments under SFAS No. 133 generated a net gain on the statements of operations for the three and six months ended June 30, 2009 of $2,510 and ($3,272), respectively. This gain (loss) was recorded as a component of loss on financial instruments. The gain recorded for the three months ended June 30, 2009 was comprised of an unrealized gain relating to warrants. The loss recorded for the six months ended June 30, 2009 was comprised of an unrealized loss of $3,272 relating to warrants.

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

As of June 30, 2009, the fair value of the derivatives in a liability position related to these agreements was $4,395,338. In the event that the LLC breaches any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $4,588,353.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(10)	Accumulated Other Comprehensive Loss

AOCI includes accumulated losses on derivative financial instruments and currency translation adjustments of $3,767,622 and $968,248, respectively, at June 30, 2009 and accumulated losses on derivative financial instruments and currency translation adjustments of $4,805,656 and $945,976, respectively, at December 31, 2008.

(11)	Fair Value of Financial Instruments

SFAS No. 157

Effective January 1, 2008, the LLC adopted SFAS No. 157. SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
•	Level 3: Pricing inputs that are generally unobservable and cannot be corroborated by market data.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Manager’s assessment, on the LLC’s behalf, of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 (unaudited):

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:

Warrants	$-	$58,308	$-	$58,308

Liabilities:

Derivative Liabilities	$-	$4,395,338	$-	$4,395,338

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(11)	Fair Value of Financial Instruments - continued

SFAS No. 107

Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) SFAS No. 107 does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of recourse debt, if any, approximates fair value due to their short-term maturities and variable interest rates.

The estimated fair value of the LLC’s notes receivable was based on the discounted value of future cash flows expected to be received from the loans, based on terms consistent with the range of the LLC’s internal pricing strategies for the transactions of this type.

	June 30, 2009 (unaudited)
	Carrying Amount	Fair Value
Fixed rate notes receivable	$66,018,836	$67,177,941

(12)	Commitments and Contingencies

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

Each of the Participating Funds has entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investment. The term of each credit support agreement matches that of the lease agreement.  No amounts were accrued at June 30, 2009 and the Manager cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

The LLC has entered into certain residual sharing and remarketing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts may be shared with these third parties based on specific formulas. The obligation related to these agreements is recorded at fair value.

Item 2. Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Overview

Our offering period ended on April 30, 2009 and our operating period commenced. We operate as an equipment leasing and finance program in which the capital our members invest is pooled together to make investments, pay fees and establish a small reserve. With the proceeds from the sale of our Shares, we intend to invest in equipment subject to leases, other equipment financing, and in residual ownership rights in items of leased equipment and establish a cash reserve.  After the net offering proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not needed for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called “reinvestment.” We anticipate purchasing equipment from time to time for five years. This time frame is called the “operating period” and may be extended, at the sole discretion of our Manager, for up to an additional three years.  After the operating period, we will then sell our assets in the ordinary course of business during a time frame called the “liquidation period.”

Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our LLC Agreement. Our initial closing was on May 25, 2007, when the minimum offering of $1,200,000 was achieved. For the three months ended June 30, 2009, we raised total equity of $30,162,009. From our Commencement of Operations through June 30, 2009, we raised total equity of $347,686,947.

Recent Significant Transactions

We entered into the following recent significant transactions since December 31, 2008:

Marine Vessels and Equipment

On March 24, 2009, Victorious, a Marshall Islands limited liability company that is controlled by us through our wholly-owned subsidiary, ICON Victorious, purchased the Barge from Swiber for $42,500,000.  Simultaneously with the purchase, the Barge was chartered back to the Charterer for 96 months.  The purchase price of the Barge was funded by (i) a $19,125,000 equity investment from ICON Victorious, (ii) a $18,375,000 contribution-in-kind by Swiber and (iii) a subordinated, non-recourse and unsecured $5,000,000 payable. The payable bears interest at 3.5% per year, accrues interest quarterly and is only required to be repaid after we achieve our minimum targeted return. At the end of the charter, the Charterer has the option to purchase the Barge for $21,000,000 plus 50% of the difference between the then fair market value less $21,000,000. ICON Victorious is the sole manager of Victorious and holds a senior, controlling equity interest and all management rights with respect to Victorious. Swiber holds a subordinate, non-controlling equity interest in Victorious and the obligations of the Swiber entities that are parties to the transaction are guaranteed by Swiber Holdings. We paid an acquisition fee to our Manager of $1,275,000 in connection to this transaction.

On June 25, 2009, we, through our wholly-owned subsidiaries, purchased the Diving Equipment from Swiber for $10,000,000. Simultaneously with the purchase of the Diving Equipment, we entered into a 60-month lease with the Lessee, which commenced on July 1, 2009. The purchase price of the Diving Equipment was comprised of $8,000,000 in cash and a subordinated, interest-free $2,000,000 payable to Swiber, which is due upon sale of the Diving Equipment at the conclusion of the lease term. If an event of loss or an event of default occurs, our obligation to repay the payable is terminated. The payable has been recored at fair value as of June 30, 2009.  We paid an acquisition fee to our Manager of $300,000 relating to this transaction.

At the conclusion of the lease, the Lessee has the option to (x) (i) purchase the Diving Equipment for $4,250,000 and (ii) pay an amount equal to 50% of the difference between the fair market value of the Diving Equipment less $4,250,000 or (y) return the Diving Equipment. In the event the Lessee does not exercise the Purchase Option and the Diving Equipment is not sold to a third-party, but rather the lease is renewed or is re-leased to a third-party, all lease payments received by us will be paid as follows: (i) first, to us until we receive in full the purchase price of $10,000,000 less the $2,000,000 payable and achieves a return thereon at an agreed-upon rate and (ii) then, to Swiber to repay in full the $2,000,000 payable without interest thereon. In addition, Victorious, a Marshall Islands limited liability company that is controlled by us through our wholly-owned subsidiary, ICON Victorious and Swiber granted our subsidiaries a first priority mortgage in the Barge that is owned by Victorious and is on bareboat charter from Victorious to an affiliate of Swiber as security for the Lessee’s obligations under the lease.  The obligations of the Lessee, Swiber, and Swiber Holdings, under the operative transactional documents are subordinate only to ICON Victorious’ rights in the Barge. The obligations of the Lessee are guaranteed by Swiber Holdings.

On June 26, 2009, we, through our wholly-owned subsidiaries ICON Mynx, ICON Stealth and ICON Eclipse, each a Singapore corporation, executed MOA to purchase the three barges for an aggregate purchase price of $133,000,000. We paid aggregate acquisition fees to our Manager of $3,990,000 relating to these transactions. Simultaneously with the execution of the MOA, each of ICON Mynx, ICON Stealth and ICON Eclipse entered into a bareboat charter to charter the Vessel that it owns to Leighton for a term of 96 months. During the term of the bareboat charters, Leighton will have the option to purchase each of the Vessels for a specified purchase option price on the dates defined in each respective bareboat charter. All of Leighton’s obligations are guaranteed by its ultimate parent company, Leighton Holdings Limited, a publicly traded company that is listed on the Australian Stock Exchange.

Two of the three Vessels were acquired on June 26, 2009 for $58,000,000, including the Senior Tranche pursuant to a $79,800,000 Facility Agreement and $20,500,000 of the Subordinated Tranche pursuant to a $47,000,000 Seller’s Credit Agreement. The Seller’s Credit Agreement is subordinated only to the Facility Agreement. The Senior Tranche will be repaid by us in 20 quarterly principal and interest payments beginning on September 30, 2009. The Senior Tranche will bear an interest rate of 4.8475% during the Stub Period and, thereafter, the interest rate will be fixed pursuant to a swap agreement at 7.05%. The interest-free Subordinated Tranche will be repaid by us in eight annual principal payments beginning on June 25, 2010. The bareboat charter for each Vessel expires on June 25, 2017.

The remaining Vessel included in the MOA to be purchased by ICON Eclipse is currently under construction. Upon completion, ICON Eclipse will purchase the Vessel for $75,000,000. Completion is likely to occur on or about September 30, 2009, but no later than the Closing Date.  In order to purchase the Vessel, ICON Eclipse will borrow $45,000,000 of the Eclipse Senior Tranche pursuant to the Facility Agreement and $26,500,000 of the Eclipse Subordinated Tranche pursuant to the Seller’s Credit Agreement. The Leighton Eclipse bareboat charter will commence on the Closing Date.

Telecommunications Equipment

During March 2009, we, through ICON Global Crossing IV, purchased additional telecommunications equipment for approximately $3,859,000 that is subject to a lease with Global Crossing. The lease expires on March 31, 2012. We paid acquisition fees to our Manager of approximately $116,000 relating to this transaction.

Manufacturing Equipment

On February 2, 2009, we, Fund Ten and Fund Eleven, entities also managed by our Manager  and IEMC, entered into an amended Forbearance Agreement with MWU, LC Manufacturing, Crow and seven other subsidiaries of MWU with respect to certain lease defaults. In consideration for restructuring LC Manufacturing’s lease payment schedule, we received, among other things, a warrant to purchase 10% of the outstanding stock of LC Manufacturing at an exercise price of $0.01 per share, exercisable for a period of five years from the grant date. At June 30, 2009, the fair value of the LC Manufacturing warrants was $0.

On June 1, 2009, we amended and restructured the master lease agreement with LC Manufacturing dated September 28, 2007 to reduce the assets under lease of the original equipment from $14,890,000 to approximately $12,420,000. Contemporaneously, we entered into a new master lease agreement with Metavation, an affiliate of LC Manufacturing, for the assets previously under lease with LC Manufacturing with a cost of approximately $2,470,000. The equipment is subject to a 43-month lease with Metavation that expires on December 31, 2012.

Mining Equipment

On February 18, 2009, we, through our wholly-owned subsidiary, ICON Murray, purchased mining equipment for approximately $3,348,000 that is subject to lease with American Energy Corp. and Ohio American Energy, Incorporated. The lease expires on March 31, 2011. The payment and performance obligations of American Energy Corp. are secured by a guaranty of Murray Energy Corporation. We paid an acquisition fee to our Manager of approximately $100,000 relating to this transaction.

On May 26, 2009, we, through our wholly-owned subsidiary, ICON Murray II, purchased mining equipment subject to a lease between Varilease, as lessor and American Energy Corp. and The Ohio Valley Coal Company, as lessees. The equipment was purchased from Varilease for approximately $3,196,000 and is subject to a 30-month lease that expires on December 31, 2011. We paid an acquisition fee to our Manager of approximately $96,000 relating to this transaction.

Motor Coaches

On April 1, 2009, we, through our wholly-owned subsidiary, ICON Coach, acquired title to certain buses from CUSA, an affiliate of Coach America, for approximately $5,314,000. The buses are subject to a 60-month lease that expires on March 31, 2014.  The payment and performance obligations of CUSA are guaranteed by Coach America. We paid an acquisition fee to our Manager of approximately $159,000 relating to this transaction.

Gas Compressors

On June 26, 2009, we and Fund Fourteen entered into a joint venture, ICON Atlas, for the purpose of investing in eight new Ariel natural Gas Compressors from AG.  The Gas Compressors, which will be purchased by ICON Atlas for approximately $11,618,000, are subject to a 48-month lease to APMC, an affiliate of APP, which expires in 2013.  APP will guarantee all of APMC’s obligations under the lease.

The ultimate ownership of ICON Atlas is intended to be such that we and Fund Fourteen will have ownership interests equal to 55% and 45%, respectively.  The joint venture was entered into by us and Fund Fourteen in order to promptly invest each fund’s available cash in business-essential equipment and corporate infrastructure, while also diversifying each fund’s investment portfolio to reduce the risk that changes in any one market sector or a financing counterparty’s default or bankruptcy will significantly impact such fund’s investment portfolio taken as a whole.  Fund Fourteen did not have the necessary amount of net proceeds from its public offering available to initially contribute capital to ICON Atlas in an amount sufficient to have a 45% interest in the joint venture.  Accordingly, as we had available cash in amounts sufficient to cover all of ICON Atlas’ capital needs, we initially contributed the cash to cover all of ICON Atlas’ capital needs. Fund Fourteen will subsequently contribute capital in an amount sufficient for Fund Fourteen to have up to a 45% interest in the joint venture.

All subsequent capital contributions by Fund Fourteen and related distributions to us will be effectuated so that the aggregate amount of capital contributed by Fund Fourteen does not exceed the aggregate amount of capital contributed by us for the purpose of acquiring and holding the Gas Compressors, adjusted for any income received and expenses paid or incurred by the joint venture while holding such equipment and any compensation that our Manager and any of its affiliates is otherwise entitled to receive pursuant to our LLC Agreement. Neither our Manager nor any of its affiliates will realize any benefit, other than compensation for its services, if any, permitted by our LLC Agreement as a result of this transaction.  All of Fund Fourteen’s subsequent contributions will be made on or prior to the six month anniversary of the date that the joint venture acquired the Gas Compressors.

On June 26, 2009, ICON Atlas purchased four of the Gas Compressors for approximately $4,270,000, which was funded entirely by capital contributions from the us, which also paid an acquisition fee to our Manager of approximately $322,000 relating to this transaction.  On or prior to September 1, 2009, ICON Atlas will purchase the four additional Gas Compressors for the purchase price of approximately $7,348,000.  On July 1, 2009, Fund Fourteen contributed $500,000 to ICON Atlas and as of August 1, 2009, Fund Fourteen made an additional contribution of approximately $1,470,000 to ICON Atlas, inclusive of acquisition fees of approximately $48,000, after which our and Fund Fourteen’s interests in ICON Atlas were 55% and 45%, respectively.

Note Receivable Secured by Credit Card Machines

On November 25, 2008, ICON Northern Leasing, a joint venture among us, Fund Ten and Fund Eleven, purchased the Notes and received an assignment of the underlying MLSA dated July 28, 2006. We, Fund Ten and Fund Eleven have ownership interests of 52.75%, 12.25% and 35%, respectively. The aggregate purchase price for the Notes was approximately $31,573,000, net of a discount of approximately $5,165,000. The Notes are secured by an underlying pool of leases for credit card machines. Northern Leasing Systems, the originator and servicer of the Notes, provided a limited guaranty of the MLSA for payment deficiencies up to approximately $5,748,000. The Notes accrue interest at rates ranging from 7.97% to 8.40% per year and require monthly payments ranging from approximately $183,000 to $422,000. The Notes mature between October 15, 2010 and August 14, 2011 and require balloon payments at the end of each note ranging from approximately $594,000 to $1,255,000. Our share of the purchase price of the Notes was approximately $16,655,000 and we paid an acquisition fee to our Manager of approximately $500,000 relating to this transaction.

On March 31, 2009, ICON Northern Leasing II, our wholly-owned subsidiary, provided the Loan to NCA XV and NCA XIV, pursuant to the MLSA dated March 31, 2009. The Loan accrues interest at a rate of 18% per year and the Loan is secured by a first priority security interest in an underlying pool of leases for credit card machines of NCA XV and a second priority security interest in an underlying pool of leases for credit card machines of NCA XIV (subject only to the first priority security interest of ICON Northern Leasing). Northern Leasing Systems, the originator and servicer of the Loan, provided a limited guaranty for payment deficiencies up to 10% of the Loan, or approximately $787,000. We paid an acquisition fee to our Manager of approximately $314,000 relating to this transaction.

Note Receivable Secured by a Machine Paper Coating Manufacturing Line

On March 26, 2009, the loan and security agreement and the secured term loan note issued by Appleton was amended due to a default on one of the covenants in Appleton’s credit facility. As a result of the cross-default provisions of the loan and security agreement, the interest on the term note was adjusted to accrue interest at 14.25% per year and is payable monthly in arrears. Appleton is current on all amounts due under the loan and security agreement as of June 30, 2009.

Notes Receivable Secured by Analog Seismic System Equipment

On June 29, 2009, we and Fund Fourteen entered into a joint venture, ICON ION, for the purpose of making the Loans in the aggregate amount of $20,000,000 to the Canadian Borrower and the US Borrower in the amounts of approximately $16,325,000 and $3,675,000, respectively. The Borrowers are wholly-owned subsidiaries of ION.  The Loans are secured by (i) a first priority security interest in all of the ARAM analog seismic system equipment held by the Borrowers and (ii) a pledge of all of the equity interests in the Borrowers.  In addition, ION guaranteed all obligations of the Borrowers under the Loans.  Interest accrues at the rate of 15% per year and the Loans are payable monthly in arrears for a period of 60 months beginning on August 1, 2009.

The ultimate ownership of ICON ION is intended to be such that we and Fund Fourteen will have ownership interests equal to 55% and 45%, respectively.  The joint venture was entered into by us and Fund Fourteen in order to promptly invest each fund’s available cash in business-essential equipment and corporate infrastructure, while also diversifying each fund’s investment portfolio to reduce the risk that changes in any one market sector or a financing counterparty’s default or bankruptcy will significantly impact such fund’s investment portfolio taken as a whole.  Fund Fourteen did not have the necessary amount of net proceeds from its public offering available to initially contribute capital to ICON ION in an amount sufficient to have a 45% interest in the joint venture.  Accordingly, as we had available cash in amounts sufficient to cover all of ICON ION’s capital needs, we initially contributed the cash to cover all of ICON ION’s capital needs. Fund Fourteen will subsequently contribute capital in an amount sufficient for Fund Fourteen to have up to a 45% interest in the joint venture.

All subsequent capital contributions by Fund Fourteen and related distributions to us will be effectuated so that the aggregate amount of capital contributed by Fund Fourteen does not exceed the aggregate amount of capital contributed by us for the purpose of acquiring and holding the equipment, adjusted for any income received and expenses paid or incurred by the joint venture while holding such equipment and any compensation that our Manager and any of its affiliates is otherwise entitled to receive pursuant to our LLC Agreement.  Neither our Manager nor any of its affiliates will realize any benefit, other than compensation for its services, if any, permitted by our LLC Agreement as a result of this transaction.  All of Fund Fourteen’s subsequent contributions will be made on or prior to the six month anniversary of the date that the joint venture acquired the equipment.

On June 29, 2009, ICON ION funded the first tranche of the Loans in the amount of $12,500,000 which was funded entirely by capital contributions from us, which also paid an acquisition fee to our Manager of approximately $555,000 relating to this transaction.  On July 1, 2009, Fund Fourteen contributed $500,000 to ICON ION.  On July 17, 2009, ICON ION funded the second tranche of the Loans in the amount of $7,500,000.  As of August 1, 2009, Fund Fourteen contributed an additional $2,370,000 to ICON ION, inclusive of acquisition fees of $70,000, after which our and Fund Fourteen’s interests in ICON ION were approximately 86% and 14%, respectively.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure and is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP No. 157-2, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008. The measurement and disclosure requirements related to financial assets and financial liabilities were adopted by us on January 1, 2008. We adopted FSP 157-2 on January 1, 2009. The adoption of SFAS No. 157 and FSP 157-2 for financial and non-financial assets and financial and non-financial liabilities did not have a significant impact on our consolidated financial statements.

On March 19, 2008, the FASB issued SFAS No. 161, which enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and, therefore, we were required to provide such disclosures beginning with the interim period ended March 31, 2009.

In April 2009, the FASB issued FSP No. 157-4, which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. Additionally, FSP 157-4 provides guidance on identifying circumstances that indicate a transaction is not orderly.   The FASB expanded the scope of FSP 157-4 to all assets and liabilities measured at fair value. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We adopted FSP 157-4 during the quarter ended June 30, 2009. The adoption of FSP 157-4 did not have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP 107-1/APB 28-1, which requires interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS No. 107. Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for interim and annual reporting periods ending after June 15, 2009. We adopted FSP 107-1/APB 28-1 during the quarter ended June 30, 2009. The adoption of FSP 107-1/APB 28-1 did not have a significant impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted SFAS No. 165 during the quarter ended June 30, 2009. The adoption of SFAS No. 165 did not have a significant impact on our consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2009 (the “2009 Quarter”) and 2008 (the “2008 Quarter”)

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

Revenue for the 2009 Quarter and 2008 Quarter are summarized as follows:

	Three Months Ended June 30,
	2009	2008	Change
Rental income	$13,213,846	$5,345,686	$7,868,160
Finance income	2,567,011	1,052,969	1,514,042
Income from investment in joint venture	130,962	-	130,962
Interest and other income	2,583,355	329,610	2,253,745

Total revenue	$18,495,174	$6,728,265	$11,766,909

Total revenue for the 2009 Quarter increased $11,766,909 as compared to the 2008 Quarter. The increase in total revenue was primarily due to increases in rental income of approximately $7,868,000 due to the acquisitions of (i) the Gas Compressors by ICON Atlas in June 2009, (ii) mining equipment by ICON Murray II in May 2009, (iii) buses by ICON Coach in April 2009, (iv) mining equipment by ICON Murray in February 2009, (v) vessels by ICON Carina Holdings and ICON Corona Holdings in December 2008 and (vi) vessels by ICON Eagle Holdings in November 2008.  In addition, we recorded a full three months of rental income during the 2009 Quarter related to the acquisition of (i) additional equipment by ICON EAR, LLC (“ICON EAR”) in June 2008, (ii) a Bucyrus Erie model 1570 Dragline (the “Dragline”) by ICON Magnum, LLC (“ICON Magnum”) in May 2008 and (iii) vessels by ICON Aegean and ICON Arabian in April 2008. The increase in interest and other income was primarily due to the interest received from the notes receivable invested in by ICON ION in June 2009, ICON Northern Leasing II in March 2009, ICON Appleton, LLC (“ICON Appleton”) and ICON Northern Leasing in November 2008, as well as interest earned in our money market accounts. The increase in interest and other income was offset by a decrease in interest income from Solyndra, Inc. as this note was paid in full in July 2008. The increase in finance income was primarily due to the acquisitions of (i) the Vessels by ICON Mynx and ICON Stealth in June 2009, (ii) the Diving Equipment by ICON DMI in June 2009 and (iii) the Barge by Victorious in March 2009.

Expenses for the 2009 Quarter and 2008 Quarter are summarized as follows:

	Three Months Ended June 30,
	2009	2008	Change

Management fees - Manager	$766,823	$372,010	$394,813
Administrative expense reimbursements - Manager	1,109,954	741,180	368,774
General and administrative	576,073	491,507	84,566
Interest	2,265,842	644,751	1,621,091
Depreciation and amortization	7,999,787	2,925,719	5,074,068
Loss (gain) on financial instruments	5,860	(197,695)	203,555

Total expenses	$12,724,339	$4,977,472	$7,746,867

Total expenses for the 2009 Quarter increased $7,746,867 as compared to the 2008 Quarter. The increase in total expenses was primarily due to increases in depreciation and amortization expense of approximately $5,074,000 due to the acquisitions of (i) the Vessels by ICON Mynx and ICON Stealth in June 2009, (ii) the Diving Equipment by ICON DMI in June 2009, (iii) the Gas Compressors by ICON Atlas in June 2009, (iv) mining equipment by ICON Murray II in May 2009, (v) buses by ICON Coach in April 2009, (vi) the Barge by ICON Victorious in March 2009, (vii) mining equipment by ICON Murray in February 2009, (viii) vessels by ICON Carina Holdings and ICON Corona Holdings in December 2008, and (ix) vessels by ICON Eagle Holdings in November 2008, as well as the amortization expense for capitalized fees on notes receivable invested in by ICON ION in June 2009, ICON Northern Leasing II in March 2009 and ICON Appleton and ICON Northern Leasing in November 2008. In addition, we recorded a full three months of depreciation expense during the 2009 Quarter related to the acquisitions of (i) additional equipment by ICON EAR in June 2008, (ii) the Dragline by ICON Magnum in May 2008 and (iii) vessels by ICON Aegean and ICON Arabian in April 2008. The increase in interest expense was primarily due to the interest incurred on the non-recourse debt owed by ICON Mynx, ICON Stealth, ICON Eagle Holdings, ICON Corona Holdings, ICON Carina Holdings, ICON Mayon, ICON Aegean and ICON Arabian. The increase in Management fees – Manager and Administrative expense reimbursements – Manager resulted from our increased investment in equipment subject to lease and other financing transactions during the 2009 Quarter.

Noncontrolling Interests

Noncontrolling interests for the 2009 Quarter increased $1,722,963 as compared to the 2008 Quarter. The increase in noncontrolling interests was primarily due to our investment in controlling interests in Victorious in March 2009 and ICON Carina Holdings, ICON Corona Holdings and ICON Northern Leasing in 2008. Swiber has a noncontrolling interest in Victorious and Fund Ten has noncontrolling interests in ICON Carina Holdings, ICON Corona Holdings and ICON Northern Leasing, which resulted in the increase in noncontrolling interests. In addition, Fund Eleven acquired a noncontrolling interest in ICON EAR and ICON Northern Leasing in 2008, which contributed to the increase in noncontrolling interests.

Net Income Attributable to Fund Twelve

As a result of the foregoing factors, net income attributable to Fund Twelve for the 2009 Quarter and 2008 Quarter was $3,712,895 and $1,415,816, respectively. Net income attributable to Fund Twelve per weighted average additional Share for the 2009 Quarter and 2008 Quarter was $10.74 and $8.89, respectively.

Results of Operations for the Six Months Ended June 30, 2009 (the “2009 Period”) and 2008 (the “2008 Period”)

Revenue for the 2009 Period and 2008 Period are summarized as follows:

	Six Months Ended June 30,
	2009	2008	Change
Rental income	$26,044,236	$8,553,234	$17,491,002
Finance income	3,447,921	1,803,890	1,644,031
Income from investment in joint venture	292,866	-	292,866
Interest and other income	4,999,171	618,594	4,380,577

Total revenue	$34,784,194	$10,975,718	$23,808,476

Total revenue for the 2009 Period increased $23,808,476 as compared to the 2008 Period. The increase in total revenue was primarily due to increases in rental income of approximately $17,491,000 due to the acquisitions of (i) the Gas Compressors by ICON Atlas in June 2009, (ii) mining equipment by ICON Murray II in May 2009, (iii) buses by ICON Coach in April 2009, (iv) mining equipment by ICON Murray in February 2009, (v) vessels by ICON Carina Holdings and ICON Corona Holdings in December 2008 and (vi) vessels by ICON Eagle Holdings in November 2008. In addition, we recorded a full six months of rental income during the 2009 Period related to the acquisition of (i) additional equipment by ICON EAR in June 2008, (ii) the Dragline by ICON Magnum in May 2008 and (iii) vessels by ICON Aegean and ICON Arabian in April 2008. The increase in interest and other income was primarily due to the interest received from the notes receivable invested in by ICON ION in June 2009, ICON Northern Leasing II in March 2009, ICON Appleton and ICON Northern Leasing in November 2008, as well as interest earned in our money market accounts. The increase in interest and other income was offset by a decrease in interest income from Solyndra, Inc. as this note was paid in full in July 2008. The increase in finance income was primarily due to the acquisitions of (i) the Vessels by ICON Mynx and ICON Stealth in June 2009, (ii) the Diving Equipment by ICON DMI in June 2009 and (iii) the Barge by Victorious in March 2009.

Expenses for the 2009 Period and 2008 Period are summarized as follows:

	Six Months Ended June 30,
	2009	2008	Change

Management fees - Manager	$1,466,852	$559,147	$907,705
Administrative expense reimbursements - Manager	1,960,023	1,431,999	528,024
General and administrative	1,022,570	725,898	296,672
Interest	4,507,220	929,709	3,577,511
Depreciation and amortization	15,599,376	4,671,927	10,927,449
Loss (gain) on financial instruments	19,295	(197,872)	217,167

Total expenses	$24,575,336	$8,120,808	$16,454,528

Total expenses for the 2009 Period increased $16,454,528 as compared to the 2008 Period. The increase in total expenses was primarily due to increases in depreciation and amortization expense of approximately $10,927,000 due to the aquisitions of (i) the Vessels by ICON Mynx and ICON Stealth in June 2009, (ii) the Diving Equipment by ICON DMI in June 2009, (iii) the Gas Compressors by ICON Atlas in June 2009, (iv) mining equipment by ICON Murray II in May 2009, (v) buses by ICON Coach in April 2009, (vi) the Barge by Victorious in March 2009, (vii) mining equipment by ICON Murray in February 2009, (viii) vessels by ICON Carina Holdings and ICON Corona Holdings in December 2008, and (ix) vessels by ICON Eagle Holdings in November 2008, as well as the amortization expense for capitalized fees on notes receivable invested in by ICON Northern Leasing II in March 2009 and ICON Appleton and ICON Northern Leasing in November 2008. In addition, we recorded a full six months of depreciation and amortization expense during the 2009 Period related to the acquisitions of (i) equipment by ICON French Equipment II, LLC in March 2008, (ii) additional equipment by ICON EAR in June 2008, (iii) the Dragline by ICON Magnum in May 2008 and (iv) vessels by ICON Aegean and ICON Arabian in April 2008. The increase in interest expense was primarily due to the interest incurred on the non-recourse debt owed by ICON Mynx, ICON Stealth, ICON Eagle Holdings, ICON Corona Holdings, ICON Carina Holdings, ICON Mayon, ICON Aegean and ICON Arabian. The increase in Management fees – Manager and Administrative expense reimbursements – Manager resulted from our increased investment in equipment subject to lease and other financing transactions during the 2009 Period.

Noncontrolling Interests

Noncontrolling interests for the 2009 Period increased $2,714,014 as compared to the 2008 Period. The increase in noncontrolling interests was primarily due to our investment in controlling interest in Victorious in March 2009 and ICON Carina Holdings, ICON Corona Holdings and ICON Northern Leasing in 2008. Swiber has a noncontrolling interest in Victorious and Fund Ten has noncontrolling interests in ICON Carina Holdings, ICON Corona Holdings and ICON Northern Leasing, which resulted in the increase in noncontrolling interests. In addition, Fund Eleven acquired a noncontrolling interest in ICON EAR and ICON Northern Leasing in 2008, which contributed to the increase in noncontrolling interest.

Net Income Attributable to Fund Twelve

As a result of the foregoing factors, net income attributable to Fund Twelve for the 2009 Period and 2008 Period was $6,784,573 and $2,144,639, respectively. Net income attributable to Fund Twelve per weighted average additional Share for the 2009 Period and 2008 Period was $21.07 and $15.59, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2009, compared to December 31, 2008.

Total Assets

Total assets increased $118,292,244, from $439,863,118 at December 31, 2008 to $558,155,362 at June 30, 2009.  The increase was primarily due to the cash proceeds received from our equity raise, which resulted in funds available for additional investments during the 2009 Period. We acquired the Vessels, the Diving Equipment, the Gas Compressors, the Barge, the buses owned by ICON Coach, and the mining equipment owned by ICON Murray and ICON Murray II during the 2009 Period, which accounted for the increase in our leased equipment at cost. The increase in notes receivable was due to our investment in notes receivable through ICON ION and ICON Northern Leasing II during the 2009 Period. The increase in net investment in finance leases resulted from our investment in additional telecommunications equipment during the 2009 Period.

Current Assets

Current assets increased $2,868,606, from $71,097,660 at December 31, 2008 to $73,966,266 at June 30, 2009, primarily due to cash proceeds used to invest in additional equipment subject to lease and other financing transactions entered into during the 2009 Period. The majority of these acquisitions and investments were classified as long-term assets.

Total Liabilities

Total liabilities increased $42,349,851, from $176,270,646 at December 31, 2008 to $218,620,497 at June 30, 2009.  The increase was primarily due to the debt obligations incurred by ICON Mynx and ICON Stealth and the payable incurred by ICON Victorious during the 2009 Period.

Current Liabilities

Current liabilities increased $4,535,183, from $42,769,475 at December 31, 2008 to $47,304,658 at June 30, 2009.  The increase was primarily due to the debt obligations and other fees incurred by ICON Mynx and ICON Stealth in connection with the acquisition of the Vessels during the 2009 Period.

Equity

Equity increased $75,942,393, from $263,592,472 at December 31, 2008 to $339,534,865 at June 30, 2009. The majority of this balance was primarily due to our equity raise, which was partially offset by the distributions paid to our members and noncontrolling interests, the organizational and offering expense allowance paid to our Manager, the sales commissions paid to third party broker-dealers and underwriting fees paid to ICON Securities. Equity also increased as a result of our net income for the 2009 Period, the contribution made by Swiber in connection with our joint venture in Victorious and a decrease in AOCI as a result of the change in the fair value of our derivative instruments and currency translation adjustments during the 2009 Period.

Liquidity and Capital Resources

Cash Flows Summary

At June 30, 2009 and December 31, 2008, we had cash and cash equivalents of $34,069,704 and $45,408,378, respectively. During our offering period, our main source of cash was from financing activities and our main use of cash was in investing activities. During our operating period, our main source of cash will be from operating activities and our main use of cash will be in investing and financing activities.

Pursuant to the terms of our offering, we established a reserve in the amount of 0.5% of the gross offering proceeds in the amount of $1,738,435 as of June 30, 2009.

Cash Flows

The following table sets forth summary cash flow data:

	Six Months Ended June 30,
	2009	2008

Net cash provided by (used in):

Operating activities	$9,138,183	$6,672,071
Investing activities	(66,639,036)	(50,086,731)
Financing activities	46,133,760	70,365,098
Effects of exchange rates on cash and cash equivalents	28,419	378

Net (decrease) increase in cash and cash equivalents	$(11,338,674)	$26,950,816

Note: See the Consolidated Statements of Cash Flows included in Item 1, “Consolidated Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

Operating Activities

Sources of Cash

Sources of cash from operating activities increased $2,466,112 from $6,672,071 in the 2008 Period to $9,138,183 in the 2009 Period.  The increase was primarily due to the increase in distributions received from our joint venture, ICON Pliant, LLC (“ICON Pliant”), which commenced operations on June 30, 2008. In addition, net income for the 2009 Period increased $7,353,948 as compared to the 2008 Period. This increase was primarily due to the increase in the number of operating leases we have invested in, which resulted in an increase in the total amount of rents collected.

Investing Activities

Sources of Cash

Sources of cash from investing activities increased $9,148,043 from $0 in the 2008 Period to $9,148,043 in the 2009 Period.  The increase was primarily due to payments received on the notes receivable held by ICON Appleton, ICON Northern Leasing, ICON Northern Leasing II and distributions received from Pliant.

Uses of Cash

Uses of cash from investing activities increased $25,700,348 from $50,086,731 in the 2008 Period to $75,787,079 in the 2009 Period. We invested in eight equipment leases and two other financing transactions during the 2009 Period as compared to six equipment lease transactions during the 2008 Period. During the 2009 Period, we purchased the Vessels from Leighton, the Gas Compressors from AG, buses from CUSA, mining equipment from Varilease, the Barge and Diving Equipment from Swiber and additional telecommunications equipment from Global Crossing. In addition, we used cash to make investments in notes receivable of $21,239,728 borrowed by ION and Northern Leasing Systems during the 2009 Period. During the 2008 Period, we used cash to purchase telecommunications equipment from Global Crossing, auto parts manufacturing equipment from Sealynx Automotive Transieres SAS, semiconductor manufacturing equipment from Equipment Acquisition Resources, Inc., the Dragline and two containership vessels from Vroon Group B.V.

Financing Activities

Sources of Cash

Sources of cash from financing activities decreased $9,634,828 from $76,614,018 in the 2008 Period to $66,979,190 in the 2009 Period, primarily from a decrease in the proceeds received from the issuance of additional Shares, as our offering period ended on April 30, 2009.

Uses of Cash

Uses of cash from financing activities increased $14,596,510 from $6,248,920 in the 2008 Period to $20,845,430 in the 2009 Period.  The increase was primarily due to the increase in the cash distributions paid to our members and noncontrolling interests. From the additional income received from our additional investments, we will continue to invest in equipment and distribute cash to our members.

Sources of Liquidity

Cash generated by our financing activities was our most significant source of liquidity during our offering period. Cash generated by our operating activities is anticipated to be our most significant source of liquidity during our operating period. We believe that cash generated from our financing activities, as well as the expected results of our operations, will be sufficient to finance our liquidity requirements for the year ending December 31, 2009, including the repayment of principal and interest on our non-recourse debt obligations, distributions to our members, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements. We anticipate that our liquidity requirements for the years ending December 31, 2010 through December 31, 2013 will be financed by the expected results of operations, as well as cash received from our investments at maturity. In addition, our revolving line of credit has $19,670,000 available as of June 30, 2009 (see Note 7 to our consolidated financial statements) for additional working capital needs or new investment opportunities. On August 12, 2009, this line of credit was modified to, among other things, extend the expiration date to June 30, 2011 and add Fund Fourteen as a permitted borrower.  Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessees’ business that are beyond our control.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at June 30, 2009 of $183,753,860.  Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender.  If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.

Distributions

We, at our Manager’s discretion, pay monthly distributions to our members and noncontrolling interests starting with the first month after each member’s admission and the commencement of our joint venture operations, respectively, and we expect to continue to pay such distributions until the end of our operating period. We paid distributions to our Manager, additional members and noncontrolling interests of $148,770, $14,728,200 and $5,882,791, respectively, for the six months ended June 30, 2009.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2009, we had non-recourse debt obligations. The lender has a security interest in the majority of the equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. As noted above, our outstanding non-recourse long-term indebtedness was $183,753,860, and we did not have borrowings under our revolving line of credit at June 30, 2009.

Each of the Participating Funds has entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investment. The term of each credit support agreement matches that of the lease agreement. No amounts were accrued at June 30, 2009 and our Manager cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

We have entered into certain residual sharing and remarketing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts may be shared with these third parties based on specific formulas. The obligation related to these agreements is recorded at fair value.

Off-Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosure related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2009, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

For the period from May 25, 2007 through March 31, 2009, we received additional capital contributions in the amount of $317,524,938. We have paid or accrued sales commissions to unrelated third parties in the amount of $24,581,903, an organizational and offering expense allowance to our Manager in the amount of $5,337,620 and underwriting fees to ICON Securities in the amount of $6,145,476.

During the 2009 Quarter, we received additional capital contributions in the amount of $30,162,009. We have paid or accrued $2,413,121 of sales commissions to third parties, $150,820 in organizational and offering expense allowance to our Manager and $603,280 of underwriting fees to ICON Securities.

There were 304 Shares repurchased during the 2009 Quarter. The repurchase amounts are calculated according to a specified repurchase formula in accordance with the LLC Agreement.  Repurchased units have no voting rights and do not share in distributions.  The LLC Agreement limits the number of Shares which can be repurchased in any one year and repurchased Shares may not be reissued.  The following table details our Share repurchases:

	Total Number of Shares Repurchased	Price Paid Per Share
April 1, 2009 through April 30, 2009	-	$-
May 1, 2009 through May 31, 2009	-	$-
June 1, 2009 through June 30, 2009	304	$281.81
July 1, 2009 through July 31, 2009	-	$-

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the 2009 Quarter.

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

10.1
Commercial Loan Agreement, dated as of August 31, 2005, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 25, 2007).

10.2
Loan Modification Agreement, dated as of December 26, 2006, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated June 25, 2007).

10.3
Loan Modification Agreement, dated as of June 20, 2007, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated June 25, 2007).

10.4
Loan Modification Agreement, dated as of May 1, 2008, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q dated May 15, 2008).

10.5
Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC, ICON Leasing Fund Twelve, LLC and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P, dated August 12, 2009.

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

August 14, 2009

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

 August 14, 2009

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

 August 14, 2009

/s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

41