Form 10-Q
period 2009-09-30
ICON LEASING FUND TWELVE, LLC
filed 2009-11-13
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2009

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-53189

ICON Leasing Fund Twelve, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5651009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on November 1, 2009 is 348,709.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets
(unaudited)

Assets

	September 30,	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$34,066,844	$45,408,378
Current portion of net investment in finance leases	16,562,962	6,175,219
Current portion of notes receivable	21,009,533	17,058,414
Other current assets	5,939,430	2,455,649

Total current assets	77,578,769	71,097,660

Non-current assets:
Net investment in finance leases, less current portion	116,217,508	20,723,514
Leased equipment at cost (less accumulated depreciation of $37,051,061 and $14,178,194, respectively)	300,323,915	302,253,674
Notes receivable, less current portion	48,342,113	35,641,940
Investment in joint venture	4,787,312	5,374,899
Derivative instrument	-	92,388
Due from Manager and affiliates	766,559	641,568
Prepaid acquisition fees	2,250,000	-
Other non-current assets, net	4,551,801	2,759,899

Total non-current assets	477,239,208	367,487,882

Total Assets	$554,817,977	$438,585,542

Liabilities and Equity

Current liabilities:
Current portion of non-recourse long-term debt	$34,198,878	$29,073,897
Derivative instruments	6,179,662	5,431,968
Deferred revenue	5,177,808	4,608,711
Due to Manager and affiliates	935,620	330,980
Accrued expenses and other current liabilities	2,200,057	2,046,343

Total current liabilities	48,692,025	41,491,899

Non-current liabilities:
Non-recourse long-term debt, less current portion	141,657,751	133,501,171
Other non-current liabilities	21,155,525	-

Total non-current liabilities	162,813,276	133,501,171

Total Liabilities	211,505,301	174,993,070

Commitments and contingencies (Note 12)

Equity:
Members' Equity:
Additional Members	282,478,109	229,360,768
Manager	(260,394)	(121,406)
Accumulated other comprehensive loss	(5,988,288)	(5,751,632)

Total Members' Equity	276,229,427	223,487,730

Noncontrolling Interests	67,083,249	40,104,742

Total Equity	343,312,676	263,592,472

Total Liabilities and Equity	$554,817,977	$438,585,542

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue:
Rental income	$13,580,106	$6,407,949	$39,624,342	$14,961,183
Finance income	3,890,129	994,347	7,338,050	2,798,237
Income from investment in joint venture	123,268	163,331	416,134	163,331
Interest and other income	3,189,649	368,694	8,188,820	987,288

Total revenue	20,783,152	7,934,321	55,567,346	18,910,039

Expenses:
Management fees - Manager	898,974	392,159	2,365,826	951,306
Administrative expense reimbursements - Manager	831,947	615,161	2,791,970	2,047,160
General and administrative	1,007,195	122,926	2,029,765	848,824
Interest	3,065,680	880,638	7,572,900	1,810,347
Depreciation and amortization	8,546,647	3,484,995	24,146,023	8,156,922
Impairment loss	3,429,316	-	3,429,316	-
Loss (gain) on financial instruments	53,931	(16,924)	73,226	(214,796)

Total expenses	17,833,690	5,478,955	42,409,026	13,599,763

Net income	2,949,462	2,455,366	13,158,320	5,310,276

Less: Net income attributable to noncontrolling interests	(256,980)	(429,116)	(3,681,265)	(1,139,387)

Net income attributable to Fund Twelve	$2,692,482	$2,026,250	$9,477,055	$4,170,889

Net income attributable to Fund Twelve allocable to:
Additional Members	$2,665,557	$2,005,987	$9,382,284	$4,129,180
Manager	26,925	20,263	94,771	41,709

	$2,692,482	$2,026,250	$9,477,055	$4,170,889

Weighted average number of additional shares of
limited liability company interests outstanding	348,749	203,998	328,813	158,358

Net income attributable to Fund Twelve per weighted
average additional share of limited liability company interests	$7.64	$9.83	$28.53	$26.07

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity
(unaudited)

	Members' Equity

				Accumulated
	Additional Shares			Other
	of Limited Liability Company Interests	Additional Members	Manager	Comprehensive Loss	Total Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2008	273,989	$229,360,768	$(121,406)	$(5,751,632)	$223,487,730	$40,104,742	$263,592,472

Comprehensive income:
Net income	-	3,040,961	30,717	-	3,071,678	1,366,345	4,438,023
Change in valuation of
derivative instruments	-	-	-	(20,555)	(20,555)	(65,752)	(86,307)
Currency translation adjustment	-	-	-	(609,296)	(609,296)	-	(609,296)
Total comprehensive income	-	-	-	(629,851)	2,441,827	1,300,593	3,742,420
Proceeds from issuance of additional
shares of limited liability company interests	44,673	44,397,807	-	-	44,397,807	-	44,397,807
Sales and offering expenses	-	(4,413,405)	-	-	(4,413,405)	-	(4,413,405)
Cash distributions to members and noncontrolling interests	-	(6,779,850)	(68,483)	-	(6,848,333)	(2,476,304)	(9,324,637)
Investment in joint venture by noncontrolling interest	-	-	-	-	-	18,381,998	18,381,998

Balance, March 31, 2009	318,662	$265,606,281	$(159,172)	$(6,381,483)	$259,065,626	$57,311,029	$316,376,655

Comprehensive income:
Net income	-	3,675,766	37,129	-	3,712,895	2,057,940	5,770,835
Change in valuation of
derivative instruments	-	-	-	1,058,589	1,058,589	267,767	1,326,356
Currency translation adjustment	-	-	-	587,024	587,024	-	587,024
Total comprehensive income	-	-	-	1,645,613	5,358,508	2,325,707	7,684,215
Proceeds from issuance of additional
shares of limited liability company interests	30,164	30,162,009	-	-	30,162,009	-	30,162,009
Sales and offering expenses	-	(3,167,221)	-	-	(3,167,221)	-	(3,167,221)
Cash distributions to members and noncontrolling interests	-	(7,948,350)	(80,287)	-	(8,028,637)	(3,406,487)	(11,435,124)
Shares of limited liability company interests redeemed	(97)	(85,669)	-	-	(85,669)	-	(85,669)

Balance, June 30, 2009	348,729	$288,242,816	$(202,330)	$(4,735,870)	$283,304,616	$56,230,249	$339,534,865

Comprehensive income:
Net income	-	2,665,557	26,925	-	2,692,482	256,980	2,949,462
Change in valuation of
derivative instruments	-	-	-	(1,630,341)	(1,630,341)	(81,456)	(1,711,797)
Currency translation adjustment	-	-	-	377,923	377,923	-	377,923
Total comprehensive income	-	-	-	(1,252,418)	1,440,064	175,524	1,615,588
Cash distributions to members and noncontrolling interests	-	(8,413,877)	(84,989)	-	(8,498,866)	(3,758,727)	(12,257,593)
Shares of limited liability company interests redeemed	(20)	(16,387)	-	-	(16,387)	-	(16,387)
Investment in joint ventures by noncontrolling interest	-	-	-	-	-	14,436,203	14,436,203

Balance, September 30, 2009	348,709	$282,478,109	$(260,394)	$(5,988,288)	$276,229,427	$67,083,249	$343,312,676

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net income	$13,158,320	$5,310,276
Adjustments to reconcile net income to net cash provided by
operating activities:
Rental income paid directly to lenders by lessees	(25,976,664)	(6,953,850)
Finance income	(7,338,050)	(2,798,237)
Income from investment in joint venture	(416,134)	(163,331)
Depreciation and amortization	24,146,023	8,156,922
Impairment loss	3,429,316	-
Interest expense on non-recourse financing paid directly
to lenders by lessees	6,214,847	1,760,062
Interest expense from amortization of debt financing costs	705,186	50,285
Interest expense other	134,263	18,375
Loss (gain) on financial instruments	73,226	(214,796)
Changes in operating assets and liabilities:
Collection of finance leases	13,367,737	7,008,164
Prepaid acquisition fees	(2,250,000)	(2,451,067)
Other assets, net	(7,759,721)	(763,647)
Accrued expenses and other current liabilities	(1,125,538)	577,348
Deferred revenue	569,097	(520,295)
Due from/to Manager and affiliates, net	479,649	118,215
Distributions from joint venture	416,134	-

Net cash provided by operating activities	17,827,691	9,134,424

Cash flows from investing activities:
Purchase of equipment	(61,602,811)	(49,921,909)
Investment in joint venture	-	(5,615,735)
Distributions received from joint venture in excess of profits	587,588	-
Change in restricted cash	(757,037)	-
Investment in notes receivable	(28,739,728)	(164,822)
Repayment of notes receivable	13,661,570	4,367,055

Net cash used in investing activities	(76,850,418)	(51,335,411)

Cash flows from financing activities:
Issuance of additional shares of limited liability company interests,
net of sales and offering expenses	66,979,190	118,796,988
Repayments of non-recourse long-term debt	(652,500)	-
Shares of limited liability company interests redeemed	(102,056)	-
Investment in joint ventures by noncontrolling interest	14,436,203	-
Distributions to noncontrolling interests	(9,641,518)	(800,563)
Cash distributions to members	(23,375,836)	(10,481,498)

Net cash provided by financing activities	47,643,483	107,514,927

Effects of exchange rates on cash and cash equivalents	37,710	(509)

Net (decrease) increase in cash and cash equivalents	(11,341,534)	65,313,431

Cash and cash equivalents, beginning of the period	45,408,378	22,154,903

Cash and cash equivalents, end of the period	$34,066,844	$87,468,334

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2009	2008

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$518,604	$-

Supplemental disclosure of non-cash investing and financing activities:

Principal and interest paid on non-recourse long-term debt directly
to lenders by lessees	$25,976,664	$6,953,850

Equipment purchased with non-recourse long-term debt paid directly by lender	$34,800,000	$38,699,640

Equipment purchased with subordinated financing provided by seller	$27,500,000	$-

Investment in joint venture by noncontrolling interest	$18,381,998	$4,076,251

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
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

The LLC offered shares of limited liability company interests (“Shares”) with the intent to raise up to $410,800,000 of capital, consisting of 400,000 Shares at a purchase price of $1,000 per share and an additional 12,000 Shares, which were reserved for the LLC’s distribution reinvestment plan (the “Distribution Reinvestment Plan”). The Distribution Reinvestment Plan allowed investors to purchase additional Shares with distributions received from the LLC and/or certain other funds managed by the Manager at a discounted share price of $900. The LLC had its initial closing on May 25, 2007 (the “Commencement of Operations”) with the admission of investors that purchased Shares.

The LLC’s offering period ended on April 30, 2009, and its operating period commenced on May 1, 2009. Through April 30, 2009, the LLC sold approximately 348,826 Shares, including approximately 11,393 Shares issued in connection with the LLC’s Distribution Reinvestment Plan, representing $347,686,947 of capital contributions. Through September 30, 2009, 117 Shares have been repurchased by the LLC pursuant to its repurchase plan. Beginning with the Commencement of Operations through September 30, 2009, the LLC paid $26,995,024 of sales commissions to third parties, $5,488,440 of organizational and offering expense allowance to the Manager and $6,748,756 of underwriting fees to ICON Securities Corp., a wholly-owned subsidiary of the Manager (“ICON Securities”), the dealer-manager of the LLC’s offering.

Members’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has (a) received cash distributions and liquidation proceeds sufficient to reduce its adjusted capital account to zero and (b) received, in addition, other distributions and allocations that would provide an 8% per year cumulative return, compounded daily, on its outstanding adjusted capital account. After such time, distributions will be allocated 90% to the additional members and 10% to the Manager.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of the Manager, all adjustments considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2008. The results for the interim period are not necessarily indicative of the results for the full year. The Manager has evaluated all subsequent events through November 13, 2009, the date the consolidated financial statements were issued.

The consolidated financial statements include the accounts of the LLC and its majority-owned subsidiaries and other controlled entities. All intercompany accounts and transactions have been eliminated in consolidation. In joint ventures where the LLC has majority ownership, the financial condition and results of operations of the joint venture are consolidated.  Noncontrolling interest represents the minority owner’s proportionate share of its equity in the joint venture. The noncontrolling interest is adjusted for the minority owner’s share of the earnings, losses, investments and distributions of the joint venture.

The LLC accounts for its noncontrolling interest in a joint venture where the LLC has influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting. In such case, the LLC’s original investment is recorded at cost and adjusted for its share of earnings, losses and distributions.  The LLC accounts for its investment in a joint venture where the LLC has virtually no influence over financial and operational matters using the cost method of accounting.  In such case, the LLC’s original investment is recorded at cost and any distributions received are recorded as revenue.  All of the LLC’s investments in joint ventures are subject to its impairment review policy.

Effective January 1, 2009, the LLC adopted and, for presentation and disclosure purposes, retrospectively applied the accounting pronouncement relating to noncontrolling interests in consolidated financial statements.  As a result, noncontrolling interests are reported as a separate component of consolidated equity and net income attributable to the noncontrolling interest is included in consolidated net income. The attribution of income between controlling and noncontrolling interests is disclosed on the accompanying consolidated statements of operations. Accordingly, the prior year consolidated financial statements have been revised to conform to the current year presentation.

Risks and Uncertainties

In the normal course of business, the LLC is exposed to two significant types of economic risk: credit and market.   Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to lessees, borrowers or other counterparties are dispersed across different industry segments within the United States of America and throughout the world.  Although the LLC does not currently foresee a concentrated credit risk associated with its lessees, borrowers or other counterparties, contractual payments are dependent upon the financial stability of the industry segments in which such counterparties operate.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

Market risk reflects the change in the value of debt instruments, derivatives and credit facilities due to changes in interest rate spreads or other market factors. The LLC believes that the carrying value of its investments and derivative obligations is reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

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

Recently Adopted Accounting Pronouncements

On January 1, 2009, the LLC adopted the accounting pronouncement relating to accounting for fair value measurements, which establishes a framework for measuring fair value and enhances fair value measurement disclosure for non-financial assets and liabilities. The adoption of this accounting pronouncement for non-financial assets and liabilities did not have a significant impact on the LLC’s consolidated financial statements.

On January 1, 2009, the LLC adopted the accounting pronouncement that amended the current accounting and disclosure requirements for derivative instruments. The requirements were amended to enhance how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The LLC was required to provide such disclosures beginning with the quarter ended March 31, 2009.

During the quarter ended June 30, 2009, the LLC adopted the accounting pronouncement that provides additional guidance for estimating fair value in accordance with the accounting standard for fair value measurements when the volume and level of activity for the asset or liability have significantly decreased. This pronouncement also provides guidance for identifying transactions that are not orderly. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. The adoption of this accounting pronouncement did not have a significant impact on the LLC’s consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

During the quarter ended June 30, 2009, the LLC adopted the accounting pronouncement that amends the requirements for disclosures about fair value of financial instruments, regarding the fair value of financial instruments for annual, as well as interim, reporting periods. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. The adoption of this accounting pronouncement did not have a significant impact on the LLC’s consolidated financial statements.

During the quarter ended June 30, 2009, the LLC adopted the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued. This pronouncement was effective prospectively for interim and annual reporting periods ending after June 15, 2009. The adoption of this accounting pronouncement did not have a significant impact on the LLC’s consolidated financial statements.

During the quarter ended September 30, 2009, the LLC adopted Accounting Standards Codification 105, “Generally Accepted Accounting Principles,” which establishes the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), which supersedes all existing accounting standard documents and is the single source of authoritative non-governmental US GAAP.  All other accounting literature not included in the Codification is considered non-authoritative.  This accounting standard is effective for interim and annual periods ending after September 15, 2009.  The LLC has conformed its consolidated financial statements and related notes to the new Codification for the quarter ended September 30, 2009.

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	September 30,	December 31,
	2009	2008

Minimum rents receivable	$173,592,012	$29,642,020
Estimated residual values	24,944,579	4,283,003
Initial direct costs, net	4,470,233	682,275
Unearned income	(70,226,354)	(7,708,565)

Net investment in finance leases	132,780,470	26,898,733

Less: Current portion of net investment in finance leases	16,562,962	6,175,219

Net investment in finance leases, less current portion	$116,217,508	$20,723,514

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(3)	Net Investment in Finance Leases - continued

Marine Vessels and Equipment

On March 24, 2009, Victorious, LLC (“Victorious”), a Marshall Islands limited liability company that is controlled by the LLC through its wholly-owned subsidiary, ICON Victorious, LLC (“ICON Victorious”), purchased a new, 300-man accommodation and work barge (the “Barge”) from Swiber Engineering Ltd. (“Swiber”) for $42,500,000.  Simultaneously with the purchase, the Barge was chartered back to Swiber Offshore Marine Pte. Ltd. (the “Charterer”) for 96 months.  The purchase price of the Barge was funded by (i) a $19,125,000 equity investment from ICON Victorious, (ii) an $18,375,000 contribution-in-kind by Swiber and (iii) a subordinated, non-recourse and unsecured $5,000,000 payable.  The payable bears interest at 3.5% per year, accrues interest quarterly, is only required to be repaid after the LLC achieves its minimum targeted return and is recorded within other non-current liabilities. At the end of the charter, the Charterer has the option to purchase the Barge for $21,000,000 plus 50% of the difference between the then fair market value less $21,000,000. ICON Victorious is the sole manager of Victorious and holds a senior, controlling equity interest and all management rights with respect to Victorious. Swiber holds a subordinate, noncontrolling equity interest in Victorious and the obligations of the Swiber entities that are parties to the transaction are guaranteed by Swiber’s parent company, Swiber Holdings Limited (“Swiber Holdings”). The LLC paid an acquisition fee to the Manager of $1,275,000 in connection with this transaction.

On June 25, 2009, the LLC, through its wholly-owned subsidiaries, purchased certain marine diving equipment (the “Diving Equipment”) from Swiber for $10,000,000. Simultaneously with the purchase of the Diving Equipment, the LLC entered into a 60-month lease with Swiber Offshore Construction Pte. Ltd. (the “Lessee”), which commenced on July 1, 2009. The purchase price of the Diving Equipment was comprised of $8,000,000 in cash and a subordinated, interest-free $2,000,000 payable to Swiber, which is due upon sale of the Diving Equipment at the conclusion of the lease term. The $2,000,000 payable is recorded on a discounted basis within other non-current liabilities and is being accreted to its carrying value as interest expense over its term. If an event of loss or an event of default occurs, the LLC’s obligation to repay the payable is terminated. The LLC paid an acquisition fee to the Manager of $300,000 relating to this transaction.

At the conclusion of the lease, the Lessee has the option to (x) purchase the Diving Equipment for $4,250,000 (the “Purchase Option”) and pay an amount equal to 50% of the difference between the fair market value of the Diving Equipment less $4,250,000 or (y) return the Diving Equipment. In the event the Lessee does not exercise the Purchase Option and the Diving Equipment is not sold to a third party, but rather the lease is renewed or is re-leased to a third party, all lease payments received by the LLC will be paid as follows: (i) first, to the LLC until it receives in full its purchase price of $10,000,000 less the $2,000,000 payable and achieves a return thereon at an agreed-upon rate and (ii) then, to Swiber to repay in full the $2,000,000 payable without interest thereon. In addition, Victorious, ICON Victorious and Swiber granted the LLC’s subsidiaries a first priority mortgage in the Barge as security for the Lessee’s obligations under the lease. The obligations of the Lessee, Swiber, and Swiber Holdings under the operative transactional documents are subordinate only to ICON Victorious’ rights in the Barge. The obligations of the Lessee are guaranteed by Swiber Holdings.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(3)	Net Investment in Finance Leases - continued

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

Two of the three Vessels were acquired on June 26, 2009 for $58,000,000, including the incurrence of $34,800,000 of senior debt (the “Senior Tranche”) pursuant to a $79,800,000 senior facility agreement (the “Facility Agreement”) with Standard Chartered Bank, Singapore Branch (“Standard Chartered”) and $20,500,000 of subordinated seller’s credit (the “Subordinated Tranche”) pursuant to a $47,000,000 seller’s credit agreement with Leighton (the “Seller’s Credit Agreement”). The Seller’s Credit Agreement is subordinated only to the Facility Agreement. The Senior Tranche will be repaid by the LLC in 20 quarterly principal and interest payments beginning on September 30, 2009. The Senior Tranche bore an interest rate of 4.8475% during the period from June 26, 2009 to September 30, 2009 (the “Stub Period”) and, thereafter, the interest rate will be fixed pursuant to a swap agreement at 7.05%. The interest-free Subordinated Tranche will be repaid by the LLC in eight annual principal payments beginning on June 25, 2010. The Subordinated Tranche is recorded on a discounted basis within other non-current liabilities and is being accreted to its carrying value as interest expense over its term. The bareboat charter for each of these two Vessels expires on June 25, 2017.

On October 28, 2009, the LLC, through ICON Eclipse, purchased the remaining third Vessel from Leighton for $75,000,000. To purchase the Vessel, ICON Eclipse borrowed $45,000,000 of senior debt (the “Eclipse Senior Tranche”) pursuant to the Facility Agreement and $26,500,000 of subordinated seller’s credit (the “Eclipse Subordinated Tranche”) pursuant to the Seller’s Credit Agreement. The Eclipse Senior Tranche will be repaid by the LLC in 20 quarterly principal and interest payments beginning on December 31, 2009. The interest-free Eclipse Subordinated Tranche will be repaid by the LLC in eight annual principal payments beginning on October 28, 2010. The Eclipse Subordinated Tranche is recorded on a discounted basis within other non-current liabilities and is being accreted to its carrying value as interest expense over its term.

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(3)	Net Investment in Finance Leases - continued

Manufacturing Equipment

On March 3, 2008, the LLC, through its wholly-owned subsidiary, ICON French Equipment II, LLC (“ICON French Equipment II”), purchased auto parts manufacturing equipment and simultaneously leased back the equipment to Sealynx Automotive Transieres SAS (“Sealynx”). The purchase price was approximately $11,626,000 (€7,638,400). The lease term commenced on March 3, 2008 and continues for a period of 60 months. As additional security for Sealynx’s obligations under the lease, the LLC was granted a lien on property owned by Sealynx in France, valued at €3,746,400 at the acquisition date, and a guarantee from Sealynx’s parent company, Sealynx Automotive Holding.  Subsequently, due to the global downturn in the automotive industry, Sealynx has requested a restructuring of its lease payments during the three months ended September 30, 2009. The LLC has agreed to reduce Sealynx’s lease payments, but is continuing to negotiate terms acceptable to both parties. The LLC expects to collect all amounts due in accordance with the lease.

Non-cancelable minimum annual amounts due on investment in finance leases over the remaining term of the leases were as follows at September 30, 2009:

For the period October 1 to December 31, 2009	$8,187,828
For the year ending December 31, 2010	27,808,554
For the year ending December 31, 2011	27,292,167
For the year ending December 31, 2012	20,431,942
For the year ending December 31, 2013	16,990,400
Thereafter	72,881,121

$173,592,012

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	September 30,	December 31,
	2009	2008
Marine vessels and equipment	$261,719,265	$261,719,265
Manufacturing equipment	35,761,085	35,761,085
Mining equipment	20,122,453	12,834,631
Telecommunications equipment	6,116,887	6,116,887
Motor coaches	5,473,082	-
Gas compressors	11,611,520	-
Impairment charge	(3,429,316)	-

	337,374,976	316,431,868
Less: Accumulated depreciation	37,051,061	14,178,194

	$300,323,915	$302,253,674

Depreciation expense was $7,943,773 and $3,411,187 for the three months ended September 30, 2009 and 2008, respectively. Depreciation expense was $22,872,867 and $7,955,055 for the nine months ended September 30, 2009 and 2008, respectively.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(4)	Leased Equipment at Cost - continued

Manufacturing Equipment

On December 11, 2007, the LLC and ICON Leasing Fund Eleven, LLC (“Fund Eleven”) formed ICON EAR, LLC (“ICON EAR”), with ownership interests of 55% and 45%, respectively.  On December 28, 2007, ICON EAR purchased and simultaneously leased back semiconductor manufacturing equipment to Equipment Acquisition Resources, Inc. (“EAR”) for a purchase price of $6,935,000.  During June 2008, the LLC and Fund Eleven made additional contributions to ICON EAR, which were used to complete a purchase and simultaneous leaseback of additional semiconductor manufacturing equipment to EAR for a total purchase price of approximately $8,795,000.  The LLC and Fund Eleven retained ownership interests of 55% and 45%, respectively, subsequent to this transaction.  The lease term commenced on July 1, 2008 and expires on June 30, 2013.  As additional security for the purchase and lease, ICON EAR received mortgages on certain parcels of real property located in Jackson Hole, Wyoming.

In October 2009, certain facts came to light that led the Manager to believe that EAR was perpetrating a fraud against EAR’s lenders, including ICON EAR. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Although the LLC believes that it is adequately secured under the transaction documents, due to the bankruptcy filing and ongoing investigation regarding the alleged fraud, at this time it is not possible to determine the LLC’s ability to collect the amounts due to it in accordance with the leases or the additional security it received.

The Manager periodically reviews the significant assets in the LLC’s portfolio to determine whether events or changes in circumstances indicate that the net book value of an asset may not be recoverable. In light of the developments surrounding the semiconductor manufacturing equipment on lease to EAR, the Manager determined that the net book value of such equipment may not be recoverable.

The following factors, among others, indicated that the net book value of the equipment may not be recoverable: (i) EAR’s failure to pay rental payments for the period from August 2009 through September 30, 2009 and (ii) EAR’s petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

In accordance with accepted valuation techniques and the LLC’s accounting policies, as described in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2008, long-lived assets are required to be reviewed for impairment when circumstances indicate that the net book value of a long-lived asset may not be recoverable based on the expected undiscounted future cash flows of the asset. Based on the Manager’s review, the net book value of the semiconductor manufacturing equipment exceeded the fair value and, as a result, the LLC recognized a non-cash impairment charge of approximately $3,429,000.

In addition, ICON EAR had a net accounts receivable balance outstanding of approximately $573,000, which was charged to bad debt expense during the three months ended September 30, 2009 in accordance with the LLC’s accounting policies and the above mentioned factors.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(4)	Leased Equipment at Cost - continued

On February 27, 2009, the LLC, ICON Income Fund Ten, LLC (“Fund Ten”) and Fund Eleven, entities also managed by the Manager (together with the LLC, the “Participating Funds”), and IEMC Corp., a subsidiary of the Manager (“IEMC”), entered into an amended forbearance agreement with MW Universal, Inc. (“MWU”), LC Manufacturing, LLC (“LC Manufacturing”), MW Crow, Inc. (“Crow”) and seven other subsidiaries of MWU with respect to certain lease defaults. In consideration for restructuring LC Manufacturing’s lease payment schedule, the LLC received, among other things, a warrant, exercisable until March 31, 2015, to purchase 10% of the fully diluted membership interests of LC Manufacturing at the time of exercise at an aggregate exercise price of $1,000. At September 30, 2009, the Manager determined that the fair value of the LC Manufacturing warrant was $0.

On June 1, 2009, the LLC amended and restructured the master lease agreement with LC Manufacturing dated September 28, 2007 to reduce the assets under lease from $14,890,000 to approximately $12,420,000. Contemporaneously, the LLC entered into a new lease with Metavation, LLC, an affiliate of LC Manufacturing (“Metavation”), for the assets previously under lease with LC Manufacturing with a cost of approximately $2,470,000. The equipment is subject to a 43-month lease with Metavation that expires on December 31, 2012. The obligations of Metavation under the lease are guaranteed by its parent company, Cerion, LLC (“Cerion”). In consideration for restructuring LC Manufacturing’s lease payment schedule, the LLC received a warrant, exercisable until March 31, 2015, to purchase 65% of the fully diluted membership interests of LC Manufacturing at the time of exercise at an aggregate exercise price of $1,000. At September 30, 2009, the Manager determined that the fair value of the LC Manufacturing warrant was $0.

Mining Equipment

On February 18, 2009, the LLC, through its wholly-owned subsidiary, ICON Murray, LLC (“ICON Murray”), purchased mining equipment for approximately $3,348,000 that is subject to a lease with American Energy Corp. and Ohio American Energy, Incorporated. The lease expires on March 31, 2011.  The payment and performance obligations of American Energy Corp. are secured by a guarantee of its parent company, Murray Energy Corporation. The LLC paid an acquisition fee to the Manager of approximately $100,000 relating to this transaction.

On May 26, 2009, the LLC, through its wholly-owned subsidiary, ICON Murray II, LLC (“ICON Murray II”), purchased mining equipment subject to a lease between Varilease Finance, Inc. (“Varilease”), as lessor, and American Energy Corp. and The Ohio Valley Coal Company, as lessees. The equipment was purchased from Varilease for approximately $3,196,000 and is subject to a 30-month lease that expires on December 31, 2011. The LLC paid an acquisition fee to the Manager of approximately $96,000 relating to this transaction.

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
September 30, 2009
(unaudited)

(4)	Leased Equipment at Cost - continued

Gas Compressors

On June 26, 2009, the LLC and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., an entity managed by an affiliate of the Manager (“Fund Fourteen”), entered into a joint venture, ICON Atlas, LLC (“ICON Atlas”), for the purpose of investing in eight new Ariel natural gas compressors (the “Gas Compressors”) from AG Equipment Co. (“AG”). On June 26, 2009, ICON Atlas purchased four of the Gas Compressors from AG for approximately $4,270,000. Simultaneously with the purchase, ICON Atlas entered into a lease with Atlas Pipeline Mid-Continent, LLC (“APMC”), an affiliate of Atlas Pipeline Partners, L.P. (“APP”).  As of June 30, 2009, the LLC had a 100% ownership interest in ICON Atlas.

On August 17, 2009, ICON Atlas purchased the four additional Gas Compressors from AG for approximately $7,028,000. Simultaneously with that purchase, ICON Atlas entered into a second schedule to the lease with APMC.  The lease for both schedules is for a period of 48 months and expires on August 31, 2013.  The obligations of APMC are guaranteed by its parent company, APP.  As of September 30, 2009, the LLC contributed approximately $6,214,000 to ICON Atlas, after which the LLC’s and Fund Fourteen’s ownership interests in ICON Atlas were 55% and 45%, respectively. The LLC paid an acquisition fee to the Manager in the amount of approximately $186,000 in connection with this transaction.

Aggregate annual minimum future rents receivable from each of the LLC’s non-cancelable operating leases over the next five years consisted of the following at September 30, 2009:

For the period October 1 to December 31, 2009	$13,041,941
For the year ending December 31, 2010	$57,950,205
For the year ending December 31, 2011	$52,684,258
For the year ending December 31, 2012	$47,108,133
For the year ending December 31, 2013	$29,722,836
Thereafter	$1,512,900

(5)	Notes Receivable

Notes Receivable Secured by Credit Card Machines

On November 25, 2008, ICON Northern Leasing, LLC (“ICON Northern Leasing”), a joint venture among the LLC, Fund Ten and Fund Eleven, purchased four promissory notes (the “Notes”) and received an assignment of the underlying master loan and security agreement (the “MLSA”), dated July 28, 2006. The LLC, Fund Ten and Fund Eleven have ownership interests of 52.75%, 12.25% and 35%, respectively, in ICON Northern Leasing. The aggregate purchase price for the Notes was approximately $31,573,000, net of a discount of approximately $5,165,000. The Notes are secured by an underlying pool of leases for credit card machines. Northern Leasing Systems, Inc. (“Northern Leasing Systems”), the originator and servicer of the Notes, provided a limited guarantee of the MLSA for payment deficiencies up to approximately $5,748,000. The Notes accrue interest at rates ranging from 7.97% to 8.40% per year and require monthly payments ranging from approximately $183,000 to $422,000. The Notes mature between October 15, 2010 and August 14, 2011 and require balloon payments at the end of each note ranging from approximately $594,000 to $1,255,000. The LLC’s share of the purchase price of the Notes was approximately $16,655,000 and the LLC paid an acquisition fee to the Manager of approximately $500,000 relating to this transaction.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(5)	Notes Receivable - continued

On March 31, 2009, ICON Northern Leasing II, LLC (“ICON Northern Leasing II”), a wholly-owned subsidiary of the LLC, provided a senior secured loan in the amount of approximately $7,870,000 (the “Northern Leasing II Loan”) to Northern Capital Associates XV, L.P. (“NCA XV”) and Northern Capital Associates XIV, L.P. (“NCA XIV”), pursuant to the MLSA dated March 31, 2009. The Northern Leasing II Loan accrues interest at a rate of 18% per year and is secured by a first priority security interest in an underlying pool of leases for credit card machines of NCA XV and a second priority security interest in an underlying pool of leases for credit card machines of NCA XIV (subject only to the first priority security interest of ICON Northern Leasing). Northern Leasing Systems, the originator and servicer of the Northern Leasing II Loan, provided a limited guarantee for payment deficiencies of up to 10% of the Northern Leasing II Loan, or approximately $787,000. The LLC paid an acquisition fee to the Manager of approximately $314,000 relating to this transaction.

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

Notes Receivable Secured by Analog Seismic System Equipment

On June 29, 2009, the LLC and Fund Fourteen entered into a joint venture, ICON ION, LLC (“ICON ION”), for the purpose of making secured term loans (the “ION Loans”) in the aggregate amount of $20,000,000 to ARAM Rentals Corporation, a Canadian bankruptcy remote Nova Scotia unlimited liability company (“ARC”) and ARAM Seismic Rentals Inc., a U.S. bankruptcy remote Texas corporation (“ASR,” together with ARC, collectively referred to as the “ARAM Borrowers”).  On that date, ICON ION funded the first tranche of the ION Loans in the amounts of $8,825,000 and $3,675,000 to ARC and ASR, respectively.  As of June 30, 2009, the LLC had a 100% ownership interest in ICON ION. On July 20, 2009, ICON ION funded the second tranche of the ION Loans to ARC in the amount of $7,500,000.

The ARAM Borrowers are wholly-owned subsidiaries of ION Geophysical Corporation, a Delaware corporation (“ION”).  The ION Loans are secured by (i) a first priority security interest in all of the ARAM analog seismic system equipment owned by the ARAM Borrowers and (ii) a pledge of all of the equity interests in the ARAM Borrowers.  In addition, ION guaranteed all obligations of the ARAM Borrowers under the ION Loans.  Interest accrues at the rate of 15% per year and the ION Loans are payable monthly in arrears for a period of 60 months beginning on August 1, 2009.  As of September 30, 2009, the LLC contributed $11,000,000 to ICON ION, after which the LLC’s and Fund Fourteen’s ownership interests in ICON ION were 55% and 45%, respectively.  The LLC paid an acquisition fee to the Manager in the amount of $330,000 in connection with this transaction.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(6)	Non-Recourse Long-Term Debt

The LLC had the following non-recourse long-term debt:

	September 30,	December 31,
	2009	2008

ICON Eagle Holdings, LLC	$48,073,046	$55,000,000
ICON Stealth, LLC	28,260,000	-
ICON Eagle Corona Holdings, LLC	24,306,572	28,000,000
ICON Eagle Carina Holdings, LLC	23,409,438	27,000,000
ICON Aegean Express, LLC	15,887,584	17,504,149
ICON Arabian Express, LLC	15,887,584	17,504,149
ICON Mayon, LLC	14,144,905	17,566,770
ICON Mynx, LLC	5,887,500	-

Total non-recourse long-term debt	175,856,629	162,575,068

Less: Current portion of non-recourse long-term debt	34,198,878	29,073,897

Total non-recourse long-term debt, less current portion	$141,657,751	$133,501,171

On June 26, 2009, ICON Mynx, ICON Stealth, and ICON Eclipse entered into the Facility Agreement with Standard Chartered in connection with the acquisition of the Vessels. The non-recourse long-term debt obligations incurred in connection with the Vessels acquired by ICON Mynx and ICON Stealth mature on June 30, 2014 and accrue interest at 4.8475% during the Stub Period and, thereafter, at London Interbank Offered Rate (“LIBOR”) plus 4.25% per year.  The LLC also entered into an interest rate swap contract effective June 26, 2009 to fix the interest rate on this debt at 7.05% per year. ICON Mynx, ICON Stealth and ICON Eclipse are jointly and severally liable for the obligations under the Facility Agreement and the Vessels are cross-collateralized.

On June 30, 2009, ICON Eclipse entered into a forward swap agreement with a start date of September 30, 2009. Pursuant to the forward swap agreement, the interest rate will be fixed at 7.25% for the entire term of the Eclipse Senior Tranche.

As of September 30, 2009 and December 31, 2008, the LLC had net debt financing costs of $3,467,693 and $2,180,047, respectively. For the three months ended September 30, 2009 and 2008, the LLC recognized amortization expense related to the capitalized debt financing costs of $276,931 and $24,224, respectively. For the nine months ended September 30, 2009 and 2008, the LLC recognized amortization expense related to the capitalized debt financing costs of $705,186 and $50,285, respectively.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(6)	Non-Recourse Long-Term Debt - continued

The aggregate maturities of non-recourse long-term debt over the next five years were as follows at September 30, 2009:

For the period October 1 to December 31, 2009	$9,295,458
For the year ending December 31, 2010	34,628,713
For the year ending December 31, 2011	36,992,767
For the year ending December 31, 2012	31,452,842
For the year ending December 31, 2013	40,428,301
Thereafter	23,058,548
$175,856,629

(7)	Revolving Line of Credit, Recourse

The LLC and certain entities sponsored and organized by the Manager, ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC, Fund Ten, Fund Eleven and Fund Fourteen (collectively, the “ICON Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the ICON Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the ICON Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At September 30, 2009, no amounts were accrued related to the LLC’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the ICON Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the ICON Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at September 30, 2009 was 4.0%. In addition, the ICON Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

Aggregate borrowings by all ICON Borrowers under the Facility amounted to $7,625,000 at September 30, 2009. The LLC had no borrowings outstanding under the Facility as of such date. The balances of $365,000 and $7,260,000 were borrowed by Fund Eight B and Fund Eleven, respectively. Subsequent to September 30, 2009, Fund Eight B and Fund Eleven repaid $150,000 and $5,000,000, respectively, which reduced Fund Eight B’s and Fund Eleven’s outstanding loan balances to $215,000 and $2,260,000, respectively.

Pursuant to the Loan Agreement, the ICON Borrowers are required to comply with certain covenants.  At September 30, 2009, the ICON Borrowers were in compliance with all covenants.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

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

In accordance with the terms of the LLC Agreement, the LLC pays or paid the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals and other contractual payments recognized either directly by the LLC or through its joint ventures, and (ii) acquisition fees, through the end of the operating period, of 3% of the purchase price of the LLC’s investments.  In addition, the Manager is reimbursed for administrative expenses incurred in connection with the LLC’s operations. The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds.

The Manager performs certain services relating to the management of the LLC’s equipment leasing and other financing activities.  Such services include, but are not limited to, the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaising with and general supervision of lessees to ensure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

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

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Capacity	Description	2009	2008	2009	2008
ICON Capital Corp.	Manager	Organizational and
		offering expenses (1)	$-	$572,769	$372,809	$1,931,536
ICON Securities Corp.	Managing broker-	Underwriting fees (1)	-	909,326	1,441,563	2,586,093
	dealer
ICON Capital Corp.	Manager	Acquisition fees (2)	(8,881)	2,475,000	7,219,368	5,215,654
ICON Capital Corp.	Manager	Administrative expense
		reimbursements (3)	831,947	615,161	2,791,970	2,047,160
ICON Capital Corp.	Manager	Management fees (3)	898,974	392,159	2,365,826	951,306
			$1,722,040	$4,964,415	$14,191,536	$12,731,749

(1) Amount charged directly to members' equity.
(2) Amount capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(3) Amount charged directly to operations.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(8)	Transactions with Related Parties - continued

At September 30, 2009, the LLC was due $766,559 primarily from an affiliate for the investments in ICON Eagle Carina Holdings, LLC (“ICON Carina Holdings”) and ICON Eagle Corona Holdings, LLC (“ICON Corona Holdings”). The LLC also had a payable of $935,620 primarily related to administrative expense reimbursements due to the Manager.

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

The LLC accounts for derivative financial instruments in accordance with the accounting pronouncements that established accounting and reporting standards for derivative financial instruments.  These accounting pronouncements require the LLC to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. The LLC recognizes the fair value of all derivatives as either assets or liabilities in the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by the accounting pronouncements are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in accumulated other comprehensive income (loss) (“AOCI”), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

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

As of September 30, 2009, the LLC had ten floating-to-fixed interest rate swaps, one relating to each of ICON Mynx, ICON Stealth, ICON Eclipse, ICON Corona Holdings, ICON Carina Holdings, ICON Aegean Express, LLC (“ICON Aegean”), ICON Arabian Express, LLC (“ICON Arabian”) and ICON Mayon, LLC (“ICON Mayon”) and two relating to ICON Eagle Holdings, LLC (“ICON Eagle Holdings”), designated and qualifying as cash flow hedges with an aggregate notional amount of $220,856,629. These interest rate swaps have maturity dates ranging from July 25, 2011 to September 30, 2014.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(9)	Derivative Financial Instruments - continued

For these derivatives, the LLC records the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statements of operations as the impact of the hedged transaction. During the nine months ended September 30, 2009, the LLC recorded $61,311 of hedge ineffectiveness in earnings. At September 30, 2009, the total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was approximately $5,397,963.

During the twelve months ending September 30, 2010, the LLC estimates that approximately $4,549,000 will be transferred from AOCI to interest expense.

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

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges of foreign exchange risk was recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, was recognized directly in earnings. As of June 30, 2009, the remaining outstanding foreign exchange Euro-to-USD forward contract matured.

Non-designated Derivatives

Warrants are the only derivatives that the LLC holds for purposes other than hedging. All changes in the fair value of the warrants are recorded directly in earnings. As of September 30, 2009, the outstanding derivatives that were not designated as hedges in qualifying hedging relationships were warrants.

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheets as of September 30, 2009:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging
instruments:
Interest rate swaps		$-	Derivative instruments	$6,179,662

Derivatives not designated as hedging
instruments:
Warrants	Other non-current assets	$25,689		$-

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(9)	Derivative Financial Instruments - continued

The tables below present the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the three and nine months ended September 30, 2009:

Three Months Ended September 30, 2009

Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss)Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest rate swaps	$(2,659,637)	Interest expense	$(1,029,296)	(Loss) gain on financial instruments	$(21,312)

Nine Months Ended September 30, 2009

Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Foreign exchange contracts	$(44,960)	Finance income	$41,414	(Loss) gain on financial instruments	$23,976
Interest rate swaps	(2,978,206)	Interest expense	(2,472,273)	(Loss) gain on financial instruments	(61,311)

Total	$(3,023,166)		$(2,430,859)		$(37,335)

The LLC’s derivative financial instruments not designated as hedging instruments generated a net loss on the statements of operations for the three and nine months ended September 30, 2009 of $32,619 and $35,891, respectively. The losses were comprised of unrealized losses relating to warrants, which were recorded as a component of loss (gain) on financial instruments.

Derivative Risks

The LLC manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that the LLC has with any individual bank and through the use of minimum credit quality standards for all counterparties. The LLC does not require collateral or other security in relation to derivative financial instruments. Since it is the LLC’s policy to enter into derivative contracts with banks of internationally acknowledged standing only, the LLC considers the counterparty risk to be remote.

As of September 30, 2009, the fair value of the derivatives in a liability position was $6,179,662. In the event that the LLC would be required to settle its obligations under the agreements as of September 30, 2009, the termination value would be $6,541,589.

(10)	Accumulated Other Comprehensive Loss

AOCI includes accumulated losses on derivative financial instruments and currency translation adjustments of $5,397,963 and $590,325, respectively, at September 30, 2009 and accumulated losses on derivative financial instruments and currency translation adjustments of $4,805,656 and $945,976, respectively, at December 31, 2008.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(11)	Fair Value Measurements

The LLC accounts for the fair value of financial instruments in accordance with the accounting pronouncements, which require assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
•	Level 3: Pricing inputs that are generally unobservable and cannot be corroborated by market data.

Financial Assets and Liabilities Measured on a Recurring Basis

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

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:

Warrants	$-	$25,689	$-	$25,689

Liabilities:

Derivative Liabilities	$-	$6,179,662	$-	$6,179,662

(1) Quoted prices in active markets for identical assets or liabilities.
(2) Observable inputs other than quoted prices in active markets for identical assets and liabilities.
(3) No observable pricing inputs in the market.

The LLC’s derivative contracts, including interest rate swaps and warrants, are valued using models based on readily observable market parameters for all substantial terms of the LLC’s derivative contracts and are classified within Level 2.  As permitted by the accounting pronouncements, the LLC uses market prices and pricing models for fair value measurements of its derivative instruments.  The fair value of the warrants was recorded in other non-current assets and the fair value of the derivative liabilities was recorded in derivative instruments within the consolidated balance sheets.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(11)	Fair Value Measurements - continued

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The LLC is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements.  The LLC’s non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2009:

	September 30, 2009	Level 1(1)	Level 2(2)	Level 3(3)	Total Impairment Loss

Leased equipment at cost	$12,662,425	$-	$9,233,109	$-	$3,429,316

(1) Quoted prices in active markets for identical assets or liabilities.
(2) Observable inputs other than quoted prices in active markets for identical assets and liabilities.
(3) No observable pricing inputs in the market.

Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The estimated fair value of the LLC’s other non-current liabilities and notes receivable was based on the discounted value of future cash flows expected to be received from the loans based on terms consistent with the range of the LLC’s internal pricing strategies for transactions of this type.

	September 30, 2009
	Carrying Amount	Fair Value
Fixed rate notes receivable	$69,351,646	$70,394,201

Other non-current liabilities	$21,155,525	$20,895,498

(12)	Commitments and Contingencies

At the time the LLC acquires or divests of its interest in an equipment lease or other financing transaction, the LLC may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  The Manager believes that any liability of the LLC that may arise as a result of any such indemnification obligations will not have a material adverse effect on the consolidated financial condition of the LLC taken as a whole.

The Participating Funds have entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investments. The term of the credit support agreement matches the term of the schedules to the master lease agreement. No amounts were accrued at September 30, 2009 and the Manager cannot reasonably estimate at this time the maximum potential amounts, if any, that may become payable under the credit support agreement.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(12)	Commitments and Contingencies - continued

The LLC has entered into certain residual sharing and remarketing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas. The obligation related to these agreements is recorded at fair value.

(13)	Subsequent Event

On October 30, 2009, ICON Ionian, LLC (“ICON Ionian”), a Marshall Islands limited liability company that is wholly-owned by the LLC, purchased a product tanker vessel, the Ocean Princess (the “Ocean Princess”), from Lily Shipping Ltd. (“Lily Shipping”), a wholly-owned subsidiary of the Ionian Group (“Ionian”), for the purchase price of $10,750,000. Simultaneously with the purchase, the Ocean Princess was bareboat chartered back to Lily Shipping for 60 months. The purchase price consisted of (i) a non-recourse loan in the amount of $5,500,000, (ii) $950,000 in cash and (iii) a subordinated, interest-free $4,300,000 payable to Lily Shipping, which is due upon the sale of the Ocean Princess in accordance with the terms of the bareboat charter. If an event of default occurs, ICON Ionian’s obligation to repay the payable is terminated.  The obligations of Lily Shipping are guaranteed by Delta Petroleum Ltd., a wholly-owned subsidiary of Ionian. The LLC paid an acquisition fee to the Manager of approximately $323,000 in connection with this transaction.

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

Overview

Our offering period ended on April 30, 2009 and our operating period commenced on May 1, 2009. We operate as an equipment leasing and finance program in which the capital our members invested is pooled together to make investments, pay fees and establish a small reserve. With the proceeds from the sale of our Shares, we intend to invest in equipment subject to leases, other equipment financing, and residual ownership rights in items of leased equipment and establish a cash reserve.  After the net offering proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not needed for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called “reinvestment.” We anticipate investing in equipment from time to time for five years. This time frame is called the “operating period” and may be extended, at the sole discretion of our Manager, for up to an additional three years.  After the operating period, we will then sell our assets in the ordinary course of business during a time frame called the “liquidation period.”

Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our LLC Agreement. Our initial closing was on May 25, 2007, when the minimum offering of $1,200,000 was achieved. From our Commencement of Operations through September 30, 2009, we raised total equity of $347,686,947.

Recent Significant Transactions

We entered into the following recent significant transactions since December 31, 2008:

Marine Vessels and Equipment

On March 24, 2009, Victorious, a Marshall Islands limited liability company that is controlled by us through our wholly-owned subsidiary, ICON Victorious, purchased the Barge from Swiber for $42,500,000.  Simultaneously with the purchase, the Barge was chartered back to the Charterer for 96 months.  The purchase price of the Barge was funded by (i) a $19,125,000 equity investment from ICON Victorious, (ii) an $18,375,000 contribution-in-kind by Swiber and (iii) a subordinated, non-recourse and unsecured $5,000,000 payable. The payable bears interest at 3.5% per year, accrues interest quarterly, is only required to be repaid after we achieve our minimum targeted return and is recorded within other non-current liabilities. At the end of the charter, the Charterer has the option to purchase the Barge for $21,000,000 plus 50% of the difference between the then fair market value less $21,000,000. ICON Victorious is the sole manager of Victorious and holds a senior, controlling equity interest and all management rights with respect to Victorious. Swiber holds a subordinate, noncontrolling equity interest in Victorious and the obligations of the Swiber entities that are parties to the transaction are guaranteed by Swiber Holdings. We paid an acquisition fee to our Manager of $1,275,000 in connection with this transaction.

On June 25, 2009, we, through our wholly-owned subsidiaries, purchased the Diving Equipment from Swiber for $10,000,000. Simultaneously with the purchase of the Diving Equipment, we entered into a 60-month lease with the Lessee, which commenced on July 1, 2009. The purchase price of the Diving Equipment was comprised of $8,000,000 in cash and a subordinated, interest-free $2,000,000 payable to Swiber, which is due upon sale of the Diving Equipment at the conclusion of the lease term. The $2,000,000 payable is recorded on a discounted basis within other non-current liabilities and is being accreted to its carrying value as interest expense over its term. If an event of loss or an event of default occurs, our obligation to repay the payable is terminated. We paid an acquisition fee to our Manager of $300,000 relating to this transaction.

At the conclusion of the lease, the Lessee has the option to (x) purchase the Diving Equipment for $4,250,000 and pay an amount equal to 50% of the difference between the fair market value of the Diving Equipment less $4,250,000 or (y) return the Diving Equipment. In the event the Lessee does not exercise the Purchase Option and the Diving Equipment is not sold to a third party, but rather the lease is renewed or is re-leased to a third party, all lease payments received by us will be paid as follows: (i) first, to us until we receive in full the purchase price of $10,000,000 less the $2,000,000 payable and achieve a return thereon at an agreed-upon rate and (ii) then, to Swiber to repay in full the $2,000,000 payable without interest thereon. In addition, Victorious, ICON Victorious and Swiber granted our subsidiaries a first priority mortgage in the Barge as security for the Lessee’s obligations under the lease.  The obligations of the Lessee, Swiber, and Swiber Holdings under the operative transactional documents are subordinate only to ICON Victorious’ rights in the Barge. The obligations of the Lessee are guaranteed by Swiber Holdings.

On June 26, 2009, we, through our wholly-owned subsidiaries ICON Mynx, ICON Stealth and ICON Eclipse, each a Singapore corporation, executed MOA to purchase the Vessels from Leighton for an aggregate purchase price of $133,000,000. We paid aggregate acquisition fees to our Manager of $3,990,000 relating to these transactions. Simultaneously with the execution of the MOA, each of ICON Mynx, ICON Stealth and ICON Eclipse entered into a bareboat charter to charter the Vessel that it owns to Leighton for a term of 96 months. During the term of the bareboat charters, Leighton will have the option to purchase each of the Vessels for a specified purchase option price on the dates defined in each respective bareboat charter. All of Leighton’s obligations are guaranteed by its ultimate parent company, Leighton Holdings Limited, a publicly traded company that is listed on the Australian Stock Exchange.

Two of the three Vessels were acquired on June 26, 2009 for $58,000,000, including the incurrence of $34,800,000 of the Senior Tranche pursuant to a $79,800,000 Facility Agreement with Standard Chartered and $20,500,000 of the Subordinated Tranche pursuant to a $47,000,000 Seller’s Credit Agreement. The Seller’s Credit Agreement is subordinated only to the Facility Agreement. The Senior Tranche will be repaid by us in 20 quarterly principal and interest payments beginning on September 30, 2009. The Senior Tranche bore an interest rate of 4.8475% during the Stub Period and, thereafter, the interest rate will be fixed pursuant to a swap agreement at 7.05%. The interest-free Subordinated Tranche will be repaid by us in eight annual principal payments beginning on June 25, 2010. The Subordinated Tranche is recorded on a discounted basis within other non-current liabilities and is being accreted to its carrying value as interest expense over its term. The bareboat charter for each of these two Vessels expires on June 25, 2017.

On October 28, 2009, we, through ICON Eclipse, purchased the remaining third Vessel from Leighton for $75,000,000. To purchase the Vessel, ICON Eclipse borrowed $45,000,000 of the Eclipse Senior Tranche pursuant to the Facility Agreement and $26,500,000 of the Eclipse Subordinated Tranche pursuant to the Seller’s Credit Agreement. The Eclipse Senior Tranche will be repaid by us in 20 quarterly principal and interest payments beginning on December 31, 2009. The interest-free Eclipse Subordinated Tranche will be repaid by us in eight annual principal payments beginning on October 28, 2010. The Eclipse Subordinated Tranche is recorded on a discounted basis within other non-current liabilities and is being accreted to its carrying value as interest expense over its term.

Telecommunications Equipment

During March 2009, we, through our wholly-owned subsidiary, ICON Global Crossing IV, purchased additional telecommunications equipment for approximately $3,859,000 that is subject to a lease with Global Crossing. The lease expires on March 31, 2012. We paid acquisition fees to our Manager of approximately $116,000 relating to this transaction.

Manufacturing Equipment

On December 11, 2007, we and Fund Eleven formed ICON EAR, with ownership interests of 55% and 45%, respectively.  On December 28, 2007, ICON EAR purchased and simultaneously leased back semiconductor manufacturing equipment to EAR for a purchase price of $6,935,000.  During June 2008, we and Fund Eleven made additional contributions to ICON EAR, which were used to complete a purchase and simultaneous leaseback of additional semiconductor manufacturing equipment to EAR for a total purchase price of approximately $8,795,000. We and Fund Eleven retained ownership interests of 55% and 45%, respectively, subsequent to this transaction.  The lease term commenced on July 1, 2008 and expires on June 30, 2013. As additional security for the purchase and lease, ICON EAR received mortgages on certain parcels of real property located in Jackson Hole, Wyoming.

In October 2009, certain facts came to light that led our Manager to believe that EAR was perpetrating a fraud against EAR’s lenders, including ICON EAR. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Although we believe that we are adequately secured under the transaction documents, due to the bankruptcy filing and ongoing investigation regarding the alleged fraud, at this time it is not possible to determine our ability to collect the amounts due to us in accordance with the leases or the additional security we received.

Our Manager periodically reviews the significant assets in our portfolio to determine whether events or changes in circumstances indicate that the net book value of an asset may not be recoverable. In light of the developments surrounding the semiconductor manufacturing equipment on lease to EAR, our Manager determined that the net book value of such equipment may not be recoverable.

The following factors, among others, indicated that the net book value of the equipment may not be recoverable: (i) EAR’s failure to pay rental payments for the period from August 2009 through September 30, 2009 and (ii) EAR’s petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

In accordance with accepted valuation techniques and our accounting policies, as described in our Annual Report on Form 10-K for the year ended December 31, 2008, long-lived assets are required to be reviewed for impairment when circumstances indicate that the net book value of a long-lived asset may not be recoverable based on the expected undiscounted future cash flows of the asset. Based on our Manager’s review, the net book value of the semiconductor manufacturing equipment exceeded the fair value and, as a result, we recognized a non-cash impairment charge of approximately $3,429,000. No amount of this impairment charge represents a cash expenditure and our Manager does not expect that any amount of these impairment charges will result in any future cash expenditures.

In addition, ICON EAR had a net accounts receivable balance outstanding of approximately $573,000, which was charged to bad debt expense during the three months ended September 30, 2009 in accordance with our accounting policies and the above mentioned factors.

On March 3, 2008, we, through our wholly-owned subsidiary, ICON French Equipment II, purchased auto parts manufacturing equipment and simultaneously leased back the equipment to Sealynx. The purchase price was approximately $11,626,000 (€7,638,400). The lease term commenced on March 3, 2008 and continues for a period of 60 months. As additional security for Sealynx’s obligations under the lease, we were granted a lien on property owned by Sealynx in France, valued at €3,746,400 at the acquisition date, and a guarantee from Sealynx’s parent company, Sealynx Automotive Holding.  Subsequently, due to the global downturn in the automotive industry, Sealynx has requested a restructuring of its lease payments during the three months ended September 30, 2009. We have agreed to reduce Sealynx’s lease payments, but are continuing to negotiate terms acceptable to both parties. We expect to collect all amounts due in accordance with the lease.

On February 27, 2009, we, Fund Ten and Fund Eleven, entities also managed by our Manager, and IEMC entered into an amended forbearance agreement with MWU, LC Manufacturing, Crow and seven other subsidiaries of MWU with respect to certain lease defaults. In consideration for restructuring LC Manufacturing’s lease payment schedule, we received, among other things, a warrant, exercisable until March 31, 2015, to purchase 10% of the fully diluted membership interests of LC Manufacturing at the time of exercise at an aggregate exercise price of $1,000. At September 30, 2009, our Manager determined that the fair value of the LC Manufacturing warrant was $0.

On June 1, 2009, we amended and restructured the master lease agreement with LC Manufacturing dated September 28, 2007 to reduce the assets under lease from $14,890,000 to approximately $12,420,000. Contemporaneously, we entered into a new lease with Metavation for the assets previously under lease with LC Manufacturing with a cost of approximately $2,470,000. The equipment is subject to a 43-month lease with Metavation that expires on December 31, 2012. The obligations of Metavation under the lease are guaranteed by its parent company, Cerion. In consideration for restructuring LC Manufacturing’s lease payment schedule, we received a warrant, exercisable until March 31, 2015, to purchase 65% of the fully diluted membership interests of LC Manufacturing at the time of exercise at an aggregate exercise price of $1,000. At September 30, 2009, our Manager determined that the fair value of the LC Manufacturing warrant was $0.

Mining Equipment

On February 18, 2009, we, through our wholly-owned subsidiary, ICON Murray, purchased mining equipment for approximately $3,348,000 that is subject to a lease with American Energy Corp. and Ohio American Energy, Incorporated. The lease expires on March 31, 2011. The payment and performance obligations of American Energy Corp. are secured by a guarantee of its parent company, Murray Energy Corporation. We paid an acquisition fee to our Manager of approximately $100,000 relating to this transaction.

On May 26, 2009, we, through our wholly-owned subsidiary, ICON Murray II, purchased mining equipment subject to a lease between Varilease, as lessor, and American Energy Corp. and The Ohio Valley Coal Company, as lessees. The equipment was purchased from Varilease for approximately $3,196,000 and is subject to a 30-month lease that expires on December 31, 2011. We paid an acquisition fee to our Manager of approximately $96,000 relating to this transaction.

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

Gas Compressors

On June 26, 2009, we and Fund Fourteen entered into a joint venture, ICON Atlas, for the purpose of investing in eight new Gas Compressors from AG. On June 26, 2009, ICON Atlas purchased four of the Gas Compressors from AG for approximately $4,270,000. Simultaneously with the purchase, ICON Atlas entered into a lease with APMC, an affiliate of APP.  As of June 30, 2009, we had a 100% ownership interest in ICON Atlas.

On August 17, 2009, ICON Atlas purchased the four additional Gas Compressors from AG for approximately $7,028,000. Simultaneously with that purchase, ICON Atlas entered into a second schedule to the lease with APMC.  The lease for both schedules is for a period of 48 months and expires on August 31, 2013. The obligations of APMC are guaranteed by its parent company, APP. As of September 30, 2009, we contributed approximately $6,214,000 to ICON Atlas, after which our and Fund Fourteen’s ownership interests in ICON Atlas were 55% and 45%, respectively.  We paid an acquisition fee to our Manager in the amount of approximately $186,000 in connection with this transaction.

The ultimate ownership of ICON Atlas was intended to be such that we and Fund Fourteen would have ownership interests equal to 55% and 45%, respectively, which was achieved on or prior to September 1, 2009. All capital contributions by Fund Fourteen and related distributions to us were effectuated so that the aggregate amount of capital contributed by Fund Fourteen did not exceed the aggregate amount of capital contributed by us, adjusted for any income received and expenses paid or incurred by the respective joint venture and any compensation that our Manager and any of its affiliates were otherwise entitled to receive pursuant to the LLC Agreement.  Neither our Manager nor any of its affiliates realized any benefit, other than compensation for its services, if any, permitted by the LLC Agreement as a result of this transaction.

Notes Receivable Secured by Credit Card Machines

On November 25, 2008, ICON Northern Leasing, a joint venture among us, Fund Ten and Fund Eleven, purchased the Notes and received an assignment of the underlying MLSA dated July 28, 2006. We, Fund Ten and Fund Eleven have ownership interests of 52.75%, 12.25% and 35%, respectively, in ICON Northern Leasing. The aggregate purchase price for the Notes was approximately $31,573,000, net of a discount of approximately $5,165,000. The Notes are secured by an underlying pool of leases for credit card machines. Northern Leasing Systems, the originator and servicer of the Notes, provided a limited guarantee of the MLSA for payment deficiencies up to approximately $5,748,000. The Notes accrue interest at rates ranging from 7.97% to 8.40% per year and require monthly payments ranging from approximately $183,000 to $422,000. The Notes mature between October 15, 2010 and August 14, 2011 and require balloon payments at the end of each note ranging from approximately $594,000 to $1,255,000. Our share of the purchase price of the Notes was approximately $16,655,000 and we paid an acquisition fee to our Manager of approximately $500,000 relating to this transaction.

On March 31, 2009, ICON Northern Leasing II, our wholly-owned subsidiary, provided the Northern Leasing II Loan to NCA XV and NCA XIV, pursuant to the MLSA dated March 31, 2009. The Northern Leasing II Loan accrues interest at a rate of 18% per year and is secured by a first priority security interest in an underlying pool of leases for credit card machines of NCA XV and a second priority security interest in an underlying pool of leases for credit card machines of NCA XIV (subject only to the first priority security interest of ICON Northern Leasing). Northern Leasing Systems, the originator and servicer of the Northern Leasing II Loan, provided a limited guarantee for payment deficiencies of up to 10% of the Northern Leasing II Loan, or approximately $787,000. We paid an acquisition fee to our Manager of approximately $314,000 relating to this transaction.

Note Receivable Secured by a Machine Paper Coating Manufacturing Line

On March 26, 2009, the loan and security agreement and the secured term loan note issued by Appleton were amended due to a default on one of the covenants in Appleton’s credit facility. As a result of the cross-default provisions of the loan and security agreement, the interest on the term note was adjusted to accrue interest at 14.25% per year and is payable monthly in arrears.

Notes Receivable Secured by Analog Seismic System Equipment

On June 29, 2009, we and Fund Fourteen entered into a joint venture, ICON ION, for the purpose of making the ION Loans in the aggregate amount of $20,000,000 to ARC and ASR.  On that date, ICON ION funded the first tranche of the ION Loans in the amounts of $8,825,000 and $3,675,000 to ARC and ASR, respectively.  As of June 30, 2009, we had a 100% ownership interest in ICON ION. On July 20, 2009, ICON ION funded the second tranche of the ION Loans to ARC in the amount of $7,500,000.

The ARAM Borrowers are wholly-owned subsidiaries of ION.  The ION Loans are secured by (i) a first priority security interest in all of the ARAM analog seismic system equipment owned by the ARAM Borrowers and (ii) a pledge of all of the equity interests in the ARAM Borrowers.  In addition, ION guaranteed all obligations of the ARAM Borrowers under the ION Loans. Interest accrues at the rate of 15% per year and the ION Loans are payable monthly in arrears for a period of 60 months beginning on August 1, 2009.  As of September 30, 2009, we contributed $11,000,000 to ICON ION, after which our and Fund Fourteen’s ownership interests in ICON ION were 55% and 45%, respectively.  We paid an acquisition fee to our Manager in the amount of $330,000 in connection with this transaction.

The ultimate ownership of ICON ION was intended to be such that we and Fund Fourteen would have ownership interests equal to 55% and 45%, respectively, which was achieved on or prior to September 1, 2009. All capital contributions by Fund Fourteen and related distributions to us were effectuated so that the aggregate amount of capital contributed by Fund Fourteen did not exceed the aggregate amount of capital contributed by us, adjusted for any income received and expenses paid or incurred by the respective joint venture and any compensation that our Manager and any of its affiliates were otherwise entitled to receive pursuant to the LLC Agreement.  Neither our Manager nor any of its affiliates realized any benefit, other than compensation for its services, if any, permitted by the LLC Agreement as a result of this transaction.

Subsequent Event

On October 30, 2009, ICON Ionian, a Marshall Islands limited liability company that is wholly-owned by us, purchased a product tanker vessel, the Ocean Princess, from Lily Shipping, a wholly-owned subsidiary of Ionian, for the purchase price of $10,750,000. Simultaneously with the purchase, the Ocean Princess was bareboat chartered back to Lily Shipping for 60 months. The purchase price consisted of (i) a non-recourse loan in the amount of $5,500,000, (ii) $950,000 in cash and (iii) a subordinated, interest-free $4,300,000 payable to Lily Shipping, which is due upon the sale of the Ocean Princess in accordance with the terms of the bareboat charter. If an event of default occurs, ICON Ionian’s obligation to repay the payable is terminated.  The obligations of Lily Shipping are guaranteed by Delta Petroleum Ltd., a wholly-owned subsidiary of Ionian. We paid an acquisition fee to our Manager of approximately $323,000 in connection with this transaction.

Other Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a significant impact on our consolidated financial statements as of September 30, 2009. See Note 2 to our consolidated financial statements for a discussion of accounting pronouncements that we have recently adopted.

Other Recent Events

Since the onset of the recession in December 2007, the rate of payment defaults by lessees, borrowers and other financial counterparties has generally risen significantly. Nevertheless, none of the other equipment leasing and financing funds managed by our Manager has experienced any material defaults in payment that would materially impact such fund’s liquidity, cash flows or profitability.   Our Manager continuously reviews and evaluates our transactions to take such action as it deems necessary to mitigate any adverse developments on our liquidity, cash flows or profitability, which may include agreeing to restructure a transaction with one or more of our lessees, borrowers or other financial counterparties.  In the event of a restructuring of a transaction, our Manager generally expects that the lessee, borrower and/or other financial counterparty will ultimately be able to satisfy its obligations to us.  As a result thereof, our Manager has discussed and continues to discuss restructuring options with some of our lessees, borrowers and other financial counterparties.  In many instances, the transaction is not restructured and continues as initially structured.  There can be no assurance that any future restructurings will not have an adverse effect on our financial position, results of operations or cash flows. Except as otherwise disclosed in this Quarterly Report on Form 10-Q, our Manager has not agreed to restructure any of our transactions and we have not taken any impairment charges and there is no information that would cause our Manager to take an  impairment charge on any of our transactions at this time.

Results of Operations for the Three Months Ended September 30, 2009 (the “2009 Quarter”) and 2008 (the “2008 Quarter”)

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

Revenue for the 2009 Quarter and the 2008 Quarter are summarized as follows:

	Three Months Ended September 30,
	2009	2008	Change
Rental income	$13,580,106	$6,407,949	$7,172,157
Finance income	3,890,129	994,347	2,895,782
Income from investment in joint venture	123,268	163,331	(40,063)
Interest and other income	3,189,649	368,694	2,820,955

Total revenue	$20,783,152	$7,934,321	$12,848,831

Total revenue for the 2009 Quarter increased $12,848,831 as compared to the 2008 Quarter. The increase in total revenue was primarily due to increases in rental income of approximately $7,172,000 due to the acquisitions of (i) the Gas Compressors by ICON Atlas in June 2009 and August 2009, (ii) mining equipment by ICON Murray II in May 2009, (iii) buses by ICON Coach in April 2009, (iv) mining equipment by ICON Murray in February 2009, (v) vessels by ICON Carina Holdings and ICON Corona Holdings in December 2008 and (vi) vessels by ICON Eagle Holdings in November 2008. The increase in finance income was primarily due to the acquisitions of (i) two of the Vessels by ICON Mynx and ICON Stealth in June 2009, (ii) the Diving Equipment by ICON Diving Marshall Islands, LLC (“ICON DMI”) in June 2009, (iii) the Barge by Victorious in March 2009 and (iv) the additional telecommunications equipment by ICON Global Crossing IV in March 2009. The increase in interest and other income was primarily due to the interest received from the notes receivable invested in by ICON ION in June 2009 and July 2009, ICON Northern Leasing II in March 2009 and ICON Appleton, LLC (“ICON Appleton”) and ICON Northern Leasing in November 2008, as well as interest earned in our money market accounts. The increase in interest and other income was offset by a decrease in interest income from Solyndra, Inc., as this note was paid in full in July 2008.

Expenses for the 2009 Quarter and the 2008 Quarter are summarized as follows:

	Three Months Ended September 30,
	2009	2008	Change

Management fees - Manager	$898,974	$392,159	$506,815
Administrative expense reimbursements - Manager	831,947	615,161	216,786
General and administrative	1,007,195	122,926	884,269
Interest	3,065,680	880,638	2,185,042
Depreciation and amortization	8,546,647	3,484,995	5,061,652
Impairment loss	3,429,316	-	3,429,316
Loss (gain) on financial instruments	53,931	(16,924)	70,855

Total expenses	$17,833,690	$5,478,955	$12,354,735

Total expenses for the 2009 Quarter increased $12,354,735 as compared to the 2008 Quarter. The increase in total expenses was primarily due to increases in depreciation and amortization expense of approximately $5,062,000 due to the acquisitions of (i) the Gas Compressors by ICON Atlas in June 2009 and August 2009, (ii) mining equipment by ICON Murray II in May 2009, (iii) buses by ICON Coach in April 2009, (iv) mining equipment by ICON Murray in February 2009, (v) vessels by ICON Carina Holdings and ICON Corona Holdings in December 2008 and (vi) vessels by ICON Eagle Holdings in November 2008. The increase in depreciation and amortization expense was also due to the amortization expense for capitalized fees on direct finance leases for (i) two of the Vessels by ICON Mynx and ICON Stealth in June 2009, (ii) the Diving Equipment by ICON DMI in June 2009 and (iii) the Barge by ICON Victorious in March 2009, as well as the amortization expense for capitalized fees on the notes receivable invested in by ICON ION in June 2009 and July 2009, ICON Northern Leasing II in March 2009 and ICON Appleton and ICON Northern Leasing in November 2008. The increase in impairment loss was due to the impairment charge recognized on the semiconductor manufacturing equipment owned by ICON EAR in the 2009 Quarter. The increase in interest expense was primarily due to the interest incurred on the non-recourse debt owed by ICON Mynx, ICON Stealth, ICON Eagle Holdings, ICON Corona Holdings, ICON Carina Holdings, ICON Mayon, ICON Aegean and ICON Arabian. The increase in general and administrative expense was primarily due to the accounts receivable balance for ICON EAR that was charged to bad debt expense and the increase in professional fees during the 2009 Quarter. The increase in Management fees – Manager and Administrative expense reimbursements – Manager resulted from our increased investment in equipment subject to lease and other financing transactions during the 2009 Quarter.

Noncontrolling Interests

Noncontrolling interests for the 2009 Quarter decreased $172,136 as compared to the 2008 Quarter. The decrease in noncontrolling interests was primarily due to the impairment loss recorded by ICON EAR, in which Fund Eleven has a noncontrolling interest. The decrease in noncontrolling interests was partially offset by our investment in controlling interests in ICON Atlas and ICON ION during the 2009 Quarter, in each of which Fund Fourteen has a noncontrolling interest.

Net Income Attributable to Fund Twelve

As a result of the foregoing factors, net income attributable to Fund Twelve for the 2009 Quarter and the 2008 Quarter was $2,692,482 and $2,026,250, respectively. Net income attributable to Fund Twelve per weighted average additional Share for the 2009 Quarter and the 2008 Quarter was $7.64 and $9.83, respectively.

Results of Operations for the Nine Months Ended September 30, 2009 (the “2009 Period”) and 2008 (the “2008 Period”)

Revenue for the 2009 Period and the 2008 Period are summarized as follows:

	Nine Months Ended September 30,
	2009	2008	Change
Rental income	$39,624,342	$14,961,183	$24,663,159
Finance income	7,338,050	2,798,237	4,539,813
Income from investment in joint venture	416,134	163,331	252,803
Interest and other income	8,188,820	987,288	7,201,532

Total revenue	$55,567,346	$18,910,039	$36,657,307

Total revenue for the 2009 Period increased $36,657,307 as compared to the 2008 Period. The increase in total revenue was primarily due to increases in rental income of approximately $24,663,000 due to the acquisitions of (i) the Gas Compressors by ICON Atlas in June 2009 and August 2009, (ii) mining equipment by ICON Murray II in May 2009, (iii) buses by ICON Coach in April 2009, (iv) mining equipment by ICON Murray in February 2009, (v) vessels by ICON Carina Holdings and ICON Corona Holdings in December 2008 and (vi) vessels by ICON Eagle Holdings in November 2008. In addition, we recorded a full nine months of rental income during the 2009 Period related to the acquisitions of (i) additional equipment by ICON EAR in June 2008, (ii) a Bucyrus Erie model 1570 Dragline (the “Dragline”) by ICON Magnum, LLC (“ICON Magnum”) in May 2008, (iii) vessels by ICON Aegean and ICON Arabian in April 2008 and (iv) the additional telecommunications equipment by ICON Global Crossing IV in March 2008. The increase in interest and other income was primarily due to the interest received from the notes receivable invested in by ICON ION in June 2009 and July 2009, ICON Northern Leasing II in March 2009 and ICON Appleton and ICON Northern Leasing in November 2008, as well as interest earned in our money market accounts. The increase in interest and other income was offset by a decrease in interest income from Solyndra, Inc. as this note was paid in full in July 2008. The increase in finance income was primarily due to the acquisitions of (i) two of the Vessels by ICON Mynx and ICON Stealth in June 2009, (ii) the Diving Equipment by ICON DMI in June 2009, (iii) the Barge by Victorious in March 2009 and (iv) the additional telecommunications equipment by ICON Global Crossing IV in March 2009. In addition, we recorded a full nine months of finance income during the 2009 Period related to the acquisition of equipment by ICON French Equipment II in March 2008.

Expenses for the 2009 Period and the 2008 Period are summarized as follows:

	Nine Months Ended September 30,
	2009	2008	Change

Management fees - Manager	$2,365,826	$951,306	$1,414,520
Administrative expense reimbursements - Manager	2,791,970	2,047,160	744,810
General and administrative	2,029,765	848,824	1,180,941
Interest	7,572,900	1,810,347	5,762,553
Depreciation and amortization	24,146,023	8,156,922	15,989,101
Impairment loss	3,429,316	-	3,429,316
Loss (gain) on financial instruments	73,226	(214,796)	288,022

Total expenses	$42,409,026	$13,599,763	$28,809,263

Total expenses for the 2009 Period increased $28,809,263 as compared to the 2008 Period. The increase in total expenses was primarily due to increases in depreciation and amortization expense of approximately $15,989,000 due to the acquisitions of (i) the Gas Compressors by ICON Atlas in June 2009 and August 2009, (ii) mining equipment by ICON Murray II in May 2009, (iii) buses by ICON Coach in April 2009, (iv) mining equipment by ICON Murray in February 2009, (v) vessels by ICON Carina Holdings and ICON Corona Holdings in December 2008 and (vi) vessels by ICON Eagle Holdings in November 2008. The increase in depreciation and amortization expense was also due to the amortization expense for capitalized fees on direct finance leases for (i) two of the Vessels by ICON Mynx and ICON Stealth in June 2009, (ii) the Diving Equipment by ICON DMI in June 2009 and (iii) the Barge by ICON Victorious in March 2009, as well as the amortization expense for capitalized fees on the notes receivable invested in by ICON ION in June 2009 and July 2009, ICON Northern Leasing II in March 2009 and ICON Appleton and ICON Northern Leasing in November 2008. In addition, we recorded a full nine months of depreciation and amortization expense during the 2009 Period related to the acquisitions of (i) equipment by ICON French Equipment II in March 2008, (ii) additional equipment by ICON EAR in June 2008, (iii) the Dragline by ICON Magnum in May 2008 and (iv) vessels by ICON Aegean and ICON Arabian in April 2008. The increase in interest expense was primarily due to the interest incurred on the non-recourse debt owed by ICON Mynx, ICON Stealth, ICON Eagle Holdings, ICON Corona Holdings, ICON Carina Holdings, ICON Mayon, ICON Aegean and ICON Arabian. The increase in impairment loss was due to the impairment charge recognized on the semiconductor manufacturing equipment owned by ICON EAR in the 2009 Period. The increase in general and administrative expense was primarily due to the accounts receivable balance for ICON EAR that was charged to bad debt expense and the increase in professional fees during the 2009 Period. The increase in Management fees – Manager and Administrative expense reimbursements – Manager resulted from our increased investment in equipment subject to lease and other financing transactions during the 2009 Period.

Noncontrolling Interests

Noncontrolling interests for the 2009 Period increased $2,541,878 as compared to the 2008 Period. The increase in noncontrolling interests was primarily due to our investment in controlling interests in (i) ICON Atlas and ICON ION during the 2009 Period, in each of which Fund Fourteen has a noncontrolling interest, (ii) Victorious acquired in March 2009, in which Swiber has a noncontrolling interest and (iii) ICON Carina Holdings, ICON Corona Holdings and ICON Northern Leasing in 2008, in each of which Fund Ten has a noncontrolling interest. In addition, Fund Eleven acquired a noncontrolling interest in ICON Northern Leasing in 2008, which contributed to the increase in noncontrolling interests. The increase in noncontrolling interests was offset by the impairment loss recorded by ICON EAR, in which Fund Eleven has a noncontrolling interest.

Net Income Attributable to Fund Twelve

As a result of the foregoing factors, net income attributable to Fund Twelve for the 2009 Period and the 2008 Period was $9,477,055 and $4,170,889, respectively. Net income attributable to Fund Twelve per weighted average additional Share for the 2009 Period and the 2008 Period was $28.53 and $26.07, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2009, compared to December 31, 2008.

Total Assets

Total assets increased $116,232,435, from $438,585,542 at December 31, 2008 to $554,817,977 at September 30, 2009.  The increase was primarily due to cash proceeds received from our equity raise, which resulted in funds available for additional investments during the 2009 Period. We acquired the Gas Compressors, the buses owned by ICON Coach, and the mining equipment owned by ICON Murray and ICON Murray II during the 2009 Period, which accounted for the increase in our leased equipment at cost. The increase in notes receivable was due to our investment in notes receivable through ICON ION and ICON Northern Leasing II during the 2009 Period. The increase in net investment in finance leases resulted from our investment in the Vessels, the Diving Equipment, the Barge and additional telecommunications equipment during the 2009 Period.

Current Assets

Current assets increased $6,481,109 from $71,097,660 at December 31, 2008 to $77,578,769 at September 30, 2009, primarily due to the cash proceeds used to invest in additional equipment subject to lease and other financing transactions entered into during the 2009 Period.

Total Liabilities

Total liabilities increased $36,512,231, from $174,993,070 at December 31, 2008 to $211,505,301 at September 30, 2009.  The increase was primarily due to the debt obligations incurred by ICON Mynx and ICON Stealth and the payable incurred by ICON Victorious during the 2009 Period.

Current Liabilities

Current liabilities increased $7,200,126, from $41,491,899 at December 31, 2008 to $48,692,025 at September 30, 2009.  The increase was primarily due to the debt obligations incurred by ICON Mynx and ICON Stealth. The change in the fair value of our derivative instruments and the administrative expense reimbursements due to our Manager during the 2009 Period also contributed to the increase.

Equity

Equity increased $79,720,204, from $263,592,472 at December 31, 2008 to $343,312,676 at September 30, 2009. The majority of this balance was primarily due to our equity raise, which was partially offset by the distributions paid to our members and noncontrolling interests, the organizational and offering expense allowance paid to our Manager, the sales commissions paid to third party broker-dealers and underwriting fees paid to ICON Securities. Equity also increased as a result of our net income for the 2009 Period and the contributions made by Swiber and Fund Fourteen in connection with our joint ventures.

Liquidity and Capital Resources

Cash Flows Summary

At September 30, 2009 and December 31, 2008, we had cash and cash equivalents of $34,066,844 and $45,408,378, respectively. During our offering period, our main source of cash was from financing activities and our main use of cash was in investing activities. During our operating period, our main source of cash will be from operating activities and our main use of cash will be in investing and financing activities.

Pursuant to the terms of our offering, we established a reserve in the amount of 0.5% of the gross offering proceeds in the amount of $1,738,435 as of September 30, 2009.

      Cash Flows

The following table sets forth summary cash flow data:

	Nine Months Ended September 30,
	2009	2008

Net cash provided by (used in):

Operating activities	$17,827,691	$9,134,424
Investing activities	(76,850,418)	(51,335,411)
Financing activities	47,643,483	107,514,927
Effects of exchange rates on cash and cash equivalents	37,710	(509)

Net (decrease) increase in cash and cash equivalents	$(11,341,534)	$65,313,431

Note: See the Consolidated Statements of Cash Flows included in “Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

Operating Activities

Sources of Cash

Sources of cash from operating activities increased $8,693,267 from $9,134,424 in the 2008 Period to $17,827,691 in the 2009 Period.  The increase was primarily due to the increase in distributions received from our joint venture, ICON Pliant, LLC (“ICON Pliant”), which commenced operations on June 30, 2008. In addition, net income for the 2009 Period increased $7,848,044 as compared to the 2008 Period. This increase was primarily due to the increase in the number of leases we have invested in, which resulted in an increase in the total amount of rents collected.

Investing Activities

Sources of Cash

Sources of cash from investing activities increased $9,882,103 from $4,367,055 in the 2008 Period to $14,249,158 in the 2009 Period.  The increase was primarily due to payments received on the notes receivable held by ICON Appleton, ICON Northern Leasing, ICON Northern Leasing II and ICON ION. Also contributing to the increase were the distributions received from ICON Pliant.

Uses of Cash

Uses of cash in investing activities increased $35,397,110 from $55,702,466 in the 2008 Period to $91,099,576 in the 2009 Period. We invested in eight equipment leases and two other financing transactions during the 2009 Period as compared to six equipment leases and one other financing transaction during the 2008 Period. During the 2009 Period, we purchased two of the Vessels from Leighton, the Gas Compressors from AG, buses from CUSA, mining equipment from Varilease, the Barge and Diving Equipment from Swiber and additional telecommunications equipment from Global Crossing. In addition, we used cash to make investments in notes receivable of $28,739,728 borrowed by ION and Northern Leasing Systems during the 2009 Period. During the 2008 Period, we used cash to purchase telecommunications equipment from Global Crossing, auto parts manufacturing equipment from Sealynx, semiconductor manufacturing equipment from EAR, the Dragline and two containership vessels from Vroon Group B.V. In addition, we used cash to make an investment in our joint venture, ICON Pliant.

Financing Activities

Sources of Cash

Sources of cash from financing activities decreased $37,381,595 from $118,796,988 in the 2008 Period to $81,415,393 in the 2009 Period, primarily from a decrease in the proceeds received from the issuance of additional Shares, as our offering period ended on April 30, 2009. The decrease in sources of cash from financing activities was offset by an increase in noncontrolling interests investment during the 2009 Period for ICON Atlas and ICON ION.

Uses of Cash

Uses of cash in financing activities increased $22,489,849 from $11,282,061 in the 2008 Period to $33,771,910 in the 2009 Period.  The increase was primarily due to the increase in the cash distributions paid to our members and noncontrolling interests. From the additional income received from our additional investments, we will continue to invest in equipment and distribute cash to our members.

Sources of Liquidity

Cash generated by our financing activities was our most significant source of liquidity during our offering period. Cash generated by our operating activities is anticipated to be our most significant source of liquidity during our operating period. We believe that cash generated from our financing activities, as well as the expected results of our operations, will be sufficient to finance our liquidity requirements for the year ending December 31, 2009, including the repayment of principal and interest on our non-recourse debt obligations, distributions to our members, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements. We anticipate that our liquidity requirements for the years ending December 31, 2010 through December 31, 2013 will be financed by the expected results of our operations, as well as cash received from our investments at maturity. In addition, our revolving line of credit had $22,375,000 available as of September 30, 2009 (see Note 7 to our consolidated financial statements) for additional working capital needs or new investment opportunities.

As discussed above, we anticipate being able to meet our liquidity requirements into the foreseeable future. Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at September 30, 2009 of $175,856,629.  Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender.  If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.

Distributions

We, at our Manager’s discretion, pay monthly distributions to our members and noncontrolling interests starting with the first month after each member’s admission and the commencement of our joint venture operations, respectively, and we expect to continue to pay such distributions until the end of our operating period. We paid distributions to our Manager, additional members and noncontrolling interests of $233,759, $23,142,077 and $9,641,518, respectively, for the 2009 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2009, we had non-recourse debt obligations. The lender has a security interest in the majority of the equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. As noted above, our outstanding non-recourse long-term indebtedness was $175,856,629, and we did not have borrowings under our revolving line of credit at September 30, 2009.

The Participating Funds have entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investments. The term of the credit support agreement matches the term of the schedules to the master lease agreement. No amounts were accrued at September 30, 2009 and our Manager cannot reasonably estimate at this time the maximum potential amounts, if any, that may become payable under the credit support agreement.

We have entered into certain residual sharing and remarketing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas. The obligation related to these agreements is recorded at fair value.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosure related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2009, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

For the period from May 25, 2007 (the Commencement of Operations) through April 30, 2009 (the end of our offering period), we received capital contributions in the amount of $347,686,947. We have paid sales commissions to unrelated third parties in the amount of $26,995,024, an organizational and offering expense allowance to our Manager in the amount of $5,488,440 and underwriting fees to ICON Securities in the amount of $6,748,756.

We repurchased 20 Shares during the 2009 Quarter. The repurchase amounts are calculated according to a specified repurchase formula in accordance with the LLC Agreement.  Repurchased Shares have no voting rights and do not share in distributions.  The LLC Agreement limits the number of Shares that can be repurchased in any one year and repurchased Shares may not be reissued.  The following table details our Share repurchases for the three months ended September 30, 2009:

	Total Number of
Period	Shares Repurchased	Average Price Paid Per Share
July 1, 2009 through July 31, 2009	-	$-
August 1, 2009 through August 31, 2009	-	$-
September 1, 2009 through September 30, 2009	20	$819.35
Total	20

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

10.1
Commercial Loan Agreement, dated as of August 31, 2005, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 20, 2007).

10.2
Loan Modification Agreement, dated as of December 26, 2006, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated June 20, 2007).

10.3
Loan Modification Agreement, dated as of June 20, 2007, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated June 20, 2007).

10.4
Third Loan Modification Agreement, dated as of May 1, 2008, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed May 15, 2008).

10.5
Fourth Loan Modification Agreement, dated as of August 12, 2009, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC, ICON Leasing Fund Twelve, LLC and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed August 14, 2009).

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

ICON Leasing Fund Twelve, LLC
(Registrant)

By: ICON Capital Corp.
(Manager of the Registrant)

November 13, 2009

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

November 13, 2009

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

November 13, 2009

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Accounting and Financial Officer)

42