Form 10-K
period 2009-12-31
ICON LEASING FUND TWELVE, LLC
filed 2010-03-31
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transitional period from _____ to _____

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
Yes     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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
  Yes    No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer       Accelerated filer         Non-accelerated filer ☑     Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
   Yes     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Not applicable.  There is no established market for shares of limited liability company interests of the registrant.

Number of outstanding shares of limited liability company interests of the registrant on March 19, 2010 is 348,510.

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

Item 1. Business

Our History

ICON Leasing Fund Twelve, LLC (the “LLC” or “Fund Twelve”) was formed on October 3, 2006 as a Delaware limited liability company.  The LLC will continue until December 31, 2026, unless terminated sooner.  When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” or similar terms refer to the LLC and its consolidated subsidiaries.

Our manager is ICON Capital Corp., a Delaware corporation (our “Manager”). Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions that we enter into pursuant to the terms of our limited liability company agreement (our “LLC Agreement”).

Our offering period ended on April 30, 2009 and our operating period commenced on May 1, 2009. Our initial capitalization was $2,000, which consisted of contributions of $1,000 from our Manager and $1,000 from an officer of our Manager. We offered shares of limited liability company interests (“Shares”) on a “best efforts” basis with the intention of raising up to $410,800,000 of capital, consisting of 400,000 Shares at a purchase price of $1,000 and an additional 12,000 Shares, which were reserved for issuances pursuant to our distribution reinvestment plan (our “Distribution Reinvestment Plan”).  The Distribution Reinvestment Plan allowed investors to purchase additional Shares with distributions received from us and/or certain other funds managed by our Manager at a discounted share price of $900.  As of April 30, 2009, approximately 11,393 Shares were issued in connection with our Distribution Reinvestment Plan.  Upon raising the minimum of $1,200,000, additional members were admitted.  Additional members represent all members other than our Manager.

Our Business

We operate as an equipment leasing and finance program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve. We primarily acquire equipment subject to lease, purchase equipment and lease it to third-party end users or finance equipment for third parties and, to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as “income” leases. For our other equipment leases, we finance the majority of the purchase price through borrowings from third parties. We refer to these leases as “growth” leases. These growth leases generate little or no current cash flow because substantially all of the rental payments received from the lessee are used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price.

We divide the life of the program into three distinct phases:

(1) Offering Period: We invested most of the net proceeds from the sale of Shares in equipment leases and other financing transactions.

(2) Operating Period: After the close of the offering period, we reinvested and continue to reinvest the cash generated from our initial investments to the extent that cash is not needed for our expenses, reserves and distributions to members. We anticipate that the operating period will end five years from the end of our offering period.  However, our Manager may, at its sole discretion, extend the operating period for up to an additional three years.

(3) Liquidation Period: After the operating period, we will then sell our assets in the ordinary course of business. Our goal is to complete the liquidation period within three years from the end of the operating period, but it may take longer to do so.

At December 31, 2009 and 2008, we had total assets of $620,978,386 and $438,585,542, respectively. For the year ended December 31, 2009, we had three lessees that accounted for approximately 56.0% of our total rental and finance income of $66,851,398. Net income attributable to us for the year ended December 31, 2009 was $13,858,916. For the year ended December 31, 2008, we had three lessees that accounted for approximately 55.0% of our total rental and finance income of $26,635,823. Net income attributable to us for the year ended December 31, 2008 was $5,942,580.  For the year ended December 31, 2007, four lessees accounted for approximately 99.6% of our total rental and finance income of $4,508,242. Net income attributable to us for the year ended December 31, 2007 was $116,852.

Our initial closing date was May 25, 2007 (the “Commencement of Operations”), the date at which we raised $1,200,000.  From the Commencement of Operations to April 30, 2009, we sold approximately 348,826 Shares, representing $347,686,947 of capital contributions and admitted 6,503 additional members. In addition, pursuant to the terms of our offering, we established a reserve in the amount of 0.5% of the gross offering proceeds. As of December 31, 2009, the reserve is in the amount of $1,738,435, or 0.5% of the gross offering proceeds of $347,686,947 raised as of the end of our offering on April 30, 2009. Through December 31, 2009, we repurchased 117 Shares pursuant to our repurchase plan. Beginning with the Commencement of Operations through April 30, 2009, we paid $26,995,024 of sales commissions to third parties, $5,488,440 of organizational and offering expense allowance to our Manager and $6,748,756 of underwriting fees to ICON Securities Corp., a wholly-owned subsidiary of our Manager (“ICON Securities”), the dealer-manager of our offering.

At December 31, 2009, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Marine Vessels and Equipment

•
We have a 51% ownership interest in ICON Mayon, LLC (“ICON Mayon”), which purchased an Aframax product tanker, the Mayon Spirit, from an affiliate of the Teekay Corporation (“Teekay”) on July 24, 2007.  The Mayon Spirit has a 48-month bareboat charter that expires on July 23, 2011.

•
We, through our wholly-owned subsidiaries ICON Arabian Express, LLC (“ICON Arabian”) and ICON Aegean Express, LLC (“ICON Aegean”), own two 1,500 twenty-foot equivalent unit (“TEU”) containership vessels that we acquired from Vroon Group B.V. (“Vroon”) on April 24, 2008. The vessels are subject to 72-month bareboat charters with subsidiaries of Vroon that expire on April 23, 2014.

•
We, through our wholly-owned subsidiary, ICON Eagle Holdings, LLC (“ICON Eagle Holdings”), own two Aframax product tankers that we acquired from Aframax Tanker I AS, the M/V Eagle Auriga (the “Eagle Auriga”) and the M/V Eagle Centaurus (the “Eagle Centaurus”). The Eagle Auriga and the Eagle Centaurus are subject to 84-month bareboat charters with AET, Inc. Limited (“AET”) that expire on November 14, 2013 and November 13, 2013, respectively.

•
We have a 64.3% ownership interest in ICON Eagle Carina Holdings, LLC (“ICON Carina Holdings”), which owns ICON Eagle Carina Pte. Ltd. (“ICON Eagle Carina”), which purchased the Aframax product tanker M/V Eagle Carina (the “Eagle Carina”) from Aframax Tanker II AS. The Eagle Carina is subject to an 84-month bareboat charter with AET that expires on November 14, 2013.

•
We have a 64.3% ownership interest in ICON Eagle Corona Holdings, LLC (“ICON Corona Holdings”), which owns ICON Eagle Corona Pte. Ltd. (“ICON Eagle Corona”), which purchased the Aframax product tanker M/V Eagle Corona (the “Eagle Corona”) from Aframax Tanker II AS. The Eagle Corona is subject to an 84-month bareboat charter with AET that expires on November 14, 2013.

•
We, through Victorious, LLC (“Victorious”), a Marshall Islands limited liability company controlled by us through our wholly-owned subsidiary, ICON Victorious, LLC (“ICON Victorious”), own a 300-man accommodation and work barge (the “Barge”) that was purchased from Swiber Engineering Ltd. (“Swiber”). The Barge is subject to a 96-month bareboat charter with Swiber Offshore Marine Pte. Ltd. (the “Charterer”) that expires on March 23, 2017.

•
We, through our wholly-owned subsidiaries, ICON Diving Marshall Islands, LLC (“ICON Diving Marshall Islands”) and ICON Diving Netherlands, B.V., own certain marine diving equipment (the “Diving Equipment”) that was purchased from Swiber. The Diving Equipment is subject to a 60-month lease with Swiber Offshore Construction Pte. Ltd. that expires on June 30, 2014.

•
We, through our wholly-owned subsidiaries, ICON Mynx Pte. Ltd. (“ICON Mynx”), ICON Stealth Pte. Ltd. (“ICON Stealth”) and ICON Eclipse Pte. Ltd. (“ICON Eclipse”), own three barges (each a “Leighton Vessel” and, collectively, the “Leighton Vessels”). Each of the Leighton Vessels is subject to a 96-month bareboat charter that expires on June 25, 2017.

•
We, through our wholly-owned subsidiary, ICON Ionian, LLC (“ICON Ionian”), a Marshall Islands limited liability company, own a product tanker vessel, the Ocean Princess (the “Ocean Princess”).  The Ocean Princess is subject to a 60-month bareboat charter that expires on October 30, 2014.

Manufacturing Equipment

•
We own machining and metal working equipment subject to lease with MW Crow, Inc. (“Crow”), a wholly-owned subsidiary of MW Universal, Inc. (“MWU”), and Metavation, LLC, an affiliate of Crow (“Metavation”). The equipment is subject to 60-month leases that expire on December 31, 2012.

•
We have a 55% ownership interest in ICON EAR, LLC (“ICON EAR”), which purchased and simultaneously leased back semiconductor manufacturing equipment to Equipment Acquisition Resources, Inc. (“EAR”). The lease was scheduled to expire on June 30, 2013; however, in October 2009, certain facts came to light that led our Manager to believe that EAR was perpetrating a fraud against EAR’s lenders, including ICON EAR. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Our Manager concluded that the net book value of the semiconductor manufacturing equipment exceeded the fair value and, as a result, we recognized a non-cash impairment charge of approximately $3,429,000.

•
We, through our wholly-owned subsidiary, ICON French Equipment II, LLC (“ICON French Equipment II”), own auto parts manufacturing equipment on lease to Sealynx Automotive Transieres SAS (“Sealynx”). The equipment is subject to a 60-month lease that expires on February 28, 2013.

•
We have a 45% ownership interest in ICON Pliant, LLC (“ICON Pliant”), which owns manufacturing equipment purchased from and simultaneously leased back to Pliant Corporation (“Pliant”). The equipment is subject to a 60-month lease that expires on September 30, 2013.

Mining Equipment

•
We, through our wholly-owned subsidiary, ICON Magnum, LLC (“ICON Magnum”), own a Bucyrus Erie model 1570 Dragline (the “Dragline”). The Dragline is subject to a 60-month lease that expires on May 31, 2013.

•	We, through our wholly-owned subsidiary, ICON Murray, LLC (“ICON Murray”), own mining equipment that is subject to a 24-month lease that expires on March 31, 2011.

•	We, through our wholly-owned subsidiary, ICON Murray II, LLC (“ICON Murray II”), own mining equipment that is subject to a 30-month lease that expires on December 31, 2011.

Telecommunications Equipment

•
We, through our wholly-owned subsidiary, ICON Global Crossing IV, LLC (“ICON Global Crossing IV”), own telecommunications equipment that is subject to two 36-month leases and one 48-month lease with Global Crossing Telecommunications, Inc. (“Global Crossing”). The leases expire in March 2011, November 2011 and March 2012.

Motor Coaches

•
We, through our wholly-owned subsidiary, ICON Coach, LLC (“ICON Coach”), have title to certain motor coaches purchased from CUSA PRTS, LLC (“CUSA”), an affiliate of Coach America Holdings, Inc. (“Coach America”). The motor coaches are subject to a 60-month lease that expires on March 31, 2014.

Gas Compressors

•
We have a 55% ownership interest in ICON Atlas, LLC (“ICON Atlas”), which owns eight Ariel natural gas compressors (the “Gas Compressors”) that were purchased from AG Equipment Co. (“AG”). The Gas Compressors are subject to 48-month leases with Atlas Pipeline Mid-Continent, LLC (“APMC”) that expire on August 31, 2013.

Note Receivable Secured by a Machine Paper Coating Manufacturing Line

•
We, through our wholly-owned subsidiary, ICON Appleton, LLC (“ICON Appleton”), provided a secured term loan to Appleton Papers, Inc. (“Appleton”). The loan is secured by a machine paper coating manufacturing line.

Notes Receivable Secured by Credit Card Machines

•
We have a 52.75% ownership interest in ICON Northern Leasing, LLC (“ICON Northern Leasing”), which holds four promissory notes (the “Notes”) issued by Northern Capital Associates XIV, L.P. (“NCA XIV”), as borrower, in favor of Merrill Lynch Commercial Finance Corp. The Notes are secured by an underlying pool of leases for credit card machines.

•
We, through our wholly-owned subsidiary, ICON Northern Leasing II, LLC (“ICON Northern Leasing II”), provided a senior secured loan to Northern Capital Associates XV, L.P. (“NCA XV”) and NCA XIV. The loan is secured by an underlying pool of leases for credit card machines.

Notes Receivable Secured by Analog Seismic System Equipment

•
We have a 55% ownership interest in ICON ION, LLC (“ICON ION”), which provided secured term loans (the “ION Loans”) to ARAM Rentals Corporation, a Canadian bankruptcy remote Nova Scotia unlimited liability company (“ARC”) and ARAM Seismic Rentals Inc., a U.S. bankruptcy remote Texas corporation (“ASR,” together with ARC, collectively referred to as the “ARAM Borrowers”). The ION Loans are secured by (i) a first priority security interest in all of the ARAM analog seismic system equipment owned by the ARAM Borrowers and (ii) a pledge of all of the equity interests in the ARAM Borrowers.

Note Receivable Secured by Rail Support Construction Equipment

•
We have a 55% ownership interest in ICON Quattro, LLC (“ICON Quattro”), which participted in a £24,800,000 loan facility by making a second priority secured term loan to Quattro Plant Limited (“Quattro Plant”) in the amount of £5,800,000.  The loan is secured by (i) all of Quattro Plant’s rail support construction equipment, which consists of railcars, attachments to railcars, bulldozers, excavators, tractors, lowboy trailers, street sweepers, service trucks, forklifts (collectively, the “Construction Equipment”) and any other existing or future asset owned by Quattro Plant, (ii) all of Quattro Plant’s accounts receivable, and (iii) a mortgage over certain real estate in London, England owned by the majority shareholder of Quattro Plant.  In addition, ICON Quattro will receive a key man insurance policy insuring the life of the majority shareholder of ICON Quattro in an amount not less than £5,500,000 and not more than £5,800,000.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2009, 2008 and 2007, please refer to “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We are engaged in one business segment, the business of purchasing equipment and leasing it to third parties, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.

Competition

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. When we made our current investments and as we seek to make new investments, we competed and compete with a variety of competitors, including other equipment leasing and finance funds, hedge funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and finance industry.  Our competitors may have been and/or may be in a position to offer equipment to prospective customers on financial terms that were or are more favorable than those that we could offer or that we can currently offer, which may have affected our ability to make our current investments and may affect our ability to make future investments, in each case, in a manner that would enable us to achieve our investment objectives. For additional information about our competition and other risks related to our operations, please see “Item 1A. Risk Factors.”

Employees

We have no direct employees.  Our Manager has full and exclusive control over our management and operations.

Available Information

Our Annual Report on Form 10-K, our most recent Quarterly Reports on Form 10-Q and any amendments to those reports and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Manager’s internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The information contained on our Manager’s website is not deemed part of this Annual Report on Form 10-K. Our reports are also available on the SEC’s website at http://www.sec.gov.

Financial Information Regarding Geographic Areas

We have long-lived assets, which include finance leases and operating leases, and we generate revenues in geographic areas outside of the United States. For additional information, see Note 14 to our consolidated financial statements.

Item 1A. Risk Factors

We are subject to a number of risks.  Careful consideration should be given to the following risk factors, in addition to the other information included in this Annual Report. The risks and uncertainties described below are not the only ones we may face.  Each of these risk factors could adversely affect our business operating results and/or financial condition, as well as adversely affect the value of an investment in our Shares.  In addition to the following disclosures, please refer to the other information contained in this Annual Report including the consolidated financial statements and the related notes.

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

The Internal Revenue Service (the “IRS”) may deem the majority of your distributions to be a return of capital for tax purposes during our early years. Distributions would be deemed to be a return of capital for tax purposes to the extent that we are distributing cash in an amount greater than our taxable income. The fact that the IRS deems distributions to be a return of capital in part and we report an adjusted tax basis to you on Form K-1 is not an indication that we are performing greater than or less than expectations and cannot be utilized to forecast what your final return might be.

Your ability to resell your Shares is limited by the absence of a public trading market and, therefore, you should be prepared to hold your Shares for the life of the fund.

A public market does not exist for our Shares and we do not anticipate that a public market will develop for our Shares, our Shares are not currently and will not be listed on any national securities exchange at any time, and we will take steps to assure that no public trading market develops for our Shares. In addition, our LLC Agreement imposes significant restrictions on your right to transfer your Shares.  We have established these restrictions to comply with federal and State securities laws and so that we will not be considered to be a publicly traded partnership that is taxed as a corporation for federal income tax purposes. Your ability to sell or otherwise transfer your Shares is extremely limited and will depend on your ability to identify a buyer. Thus, you will probably not be able to sell or otherwise liquidate your Shares in the event of an emergency and if you were able to arrange a sale, the price you receive would likely be at a substantial discount to the price you paid for your Shares.  As a result, you must view your investment in our Shares as a long-term, illiquid investment.

If you choose to request that we repurchase your Shares, you may receive significantly less than you would receive if you were to hold your Shares for the life of the fund.

You may request that we repurchase up to all of your Shares. We are under no obligation to do so, however, and will have only limited cash available for this purpose. If we repurchase your Shares, the repurchase price has been unilaterally set and, depending upon when you request repurchase, the repurchase price may be less than the unreturned amount of your investment. If your Shares are repurchased, the repurchase price may provide you a significantly lower value than the value you would realize by retaining your Shares for the duration of the fund.

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

Your Shares may be diluted.

Some investors, including our Manager and its officers, directors and other affiliates, may have purchased Shares at discounted prices and generally will share in our revenues and distributions based on the number of Shares that they purchase, rather than the discounted subscription price paid by them for their Shares. As a result, investors who paid discounted prices for their investments will receive higher returns on their investments in us as compared to investors who paid the entire $1,000 per Share.

Our assets may be plan assets for ERISA purposes, which could subject our Manager to additional restrictions on its ability to operate our business.

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Internal Revenue Code of 1986, as amended (the “Code”) may apply what is known as the look-through rule to an investment in our Shares. Under that rule, the assets of an entity in which a qualified plan or IRA has made an equity investment may constitute assets of the qualified plan or IRA. If you are a fiduciary of a qualified plan or IRA, you should consult with your advisors and carefully consider the effect of that treatment if that were to occur. If the look-through rule were to apply, our Manager may be viewed as an additional fiduciary with respect to the qualified plan or IRA to the extent of any decisions relating to the undivided interest in our assets represented by the Shares held by such qualified plan or IRA. This could result in some restriction on our Manager’s willingness to engage in transactions that might otherwise be in the best interest of all Share holders due to the strict rules of ERISA regarding fiduciary actions.

The statements of value that we include in this Annual Report on Form 10-K and future Annual Reports on Form 10-K and that we will send to fiduciaries of plans subject to ERISA and to certain other parties is only an estimate and may not reflect the actual value of our Shares.

The statements of estimated value are based on the estimated value of each Share (i) as of the close of our fiscal year, for the annual statements included in this and future Annual Reports on Form 10-K and (ii) as of September 30 of each fiscal year, for annual statements sent to fiduciaries of plans subject to ERISA and certain other parties. Management, in part, will rely upon third-party sources and advice in arriving at this estimated value. No independent appraisals on the particular value of our Shares will be obtained and the value will be based upon an estimated fair market value as of the referenced date for such value. Because this is only an estimate, we may subsequently revise any valuation that is provided. We cannot assure that:

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

•	the statement of value, or the method used to establish value, complies with any reporting and disclosure or valuation requirements under ERISA, Code requirements or other applicable law.

You have limited voting rights and are required to rely on our Manager to make all of our investment decisions and achieve our investment objectives.

Our Manager will make all of our investment decisions, including determining the investments and the dispositions we make. Our success will depend upon the quality of the investment decisions our Manager makes, particularly relating to our investments in equipment and the realization of such investments. You are not permitted to take part in managing, establishing or changing our investment objectives or policies.

The decisions of our Manager may be subject to conflicts of interest.

The decisions of our Manager may be subject to various conflicts of interest arising out of its relationship to us and our affiliates. Our Manager could be confronted with decisions in which it will, directly or indirectly, have an economic incentive to place its respective interests or the interests of our affiliates above ours. As of December 31, 2009, our Manager is managing seven other equipment leasing and finance funds. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”  These conflicts may include, but are not limited to:

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

Any conflicts in determining and allocating investments between us and our Manager, or between us and another fund managed by our Manager, are resolved by our Manager’s investment committee, which also serves as the investment committee for other funds managed by our Manager. Since all of the members of our Manager’s investment committee are officers of our Manager and are not independent, matters determined by such investment committee, including conflicts of interest between us and our Manager and our affiliates involving investment opportunities, may not be as favorable to you and our other investors as they would be if independent members were on the committee. Generally, if an investment is appropriate for more than one fund, our Manager’s investment committee will allocate the investment to a fund (which includes us) after taking into consideration at least the following factors:

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

Before making any distributions to our members, we will reimburse our Manager and its affiliates for expenses incurred on our behalf, and pay our Manager and its affiliates substantial fees for acquiring, managing, and realizing our investments for us. The expense reimbursements and fees of our Manager and its affiliates were established by our Manager in compliance with the NASAA Guidelines (the North American Securities Administrators Association guidelines for publicly offered, finite-life equipment leasing and finance funds) in effect on the date of our prospectus, are not based on arm’s-length negotiations, but are subject to the limitations set forth in our LLC Agreement. Nevertheless, the amount of these expense reimbursements and fees is likely to exceed the income portion of distributions made to you in our early years.

In general, expense reimbursements and fees are paid without regard to the amount of our cash distributions to our additional members, and regardless of the success or profitability of our operations. Some of those fees and expense reimbursements will be required to be paid as we acquire our portfolio and we may pay other expenses, such as accounting and interest expenses, costs for supplies, etc., even though we may not yet have begun to receive revenues from all of our investments. This lag between the time when we must pay fees and expenses at the time when we receive revenues may result in losses to us during our early years, which our Manager believes is typical for start-up companies such as us.

Furthermore, we are likely to borrow a significant portion of the purchase price of our investments. This use of indebtedness should permit us to make more investments than if borrowings were not utilized. As a consequence, we will pay greater fees to our Manager than if no indebtedness were incurred because management and acquisition fees are based upon the gross payments earned or receivable from, or the purchase price (including any indebtedness incurred) of, our investments.  Also, our Manager will determine the amount of cash reserves that we will maintain for future expenses, contingencies or investments. The reimbursement of expenses, payment of fees or creation of reserves could adversely affect our ability to make distributions to our additional members.

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

We may face operational risk from errors made in the execution, confirmation or settlement of transactions. We may also face operational risk from our transactions not being properly recorded, evaluated or accounted for. We rely heavily on our Manager’s financial, accounting, and other software systems. If any of these systems fail to operate properly or become disabled, we could suffer financial loss and a disruption of our business.  In addition, we are highly dependent on our Manager’s information systems and technology. There can be no assurance that these information systems and technology will be able to accommodate our Manager’s growth or that the cost of maintaining such systems will not increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.  Furthermore, we depend on the headquarters of our Manager, which are located in New York City, for the operation of our business. A disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, may have an adverse impact on our ability to continue to operate our business without interruption that could have a material adverse effect on us. Although we have disaster recovery programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for any losses.  Finally, we rely on third-party service providers for certain aspects of our business, including certain accounting and financial services. Any interruption or deterioration in the performance of these third parties could impair the quality of our operations and could adversely affect our business and result in losses.

Our internal controls over financial reporting may not be effective or our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

Our Manager is required to evaluate our internal controls over financial reporting in order to allow management to report on, and if and when required, our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC thereunder, which we refer to as “Section 404.” During the course of testing, our Manager may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to complete our annual evaluations required by Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and the achievement of our investment objectives.

We are subject to certain reporting requirements and are required to file certain periodic reports with the SEC.

We are subject to reporting requirements under the Securities Exchange Act of 1934, as amended, including the filing of quarterly and annual reports. Prior public funds sponsored by our Manager have been and are subject to the same requirements. Some of these funds have been required to amend previously filed reports to, among other things, restate the audited or unaudited financial statements filed in such reports. As a result, the prior funds have been delinquent in filing subsequent quarterly and annual reports when they became due. If we experience delays in the filing of our reports, our members may not have access to timely information concerning us, our operations, and our financial results.

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

Although we acquired some of our investments for cash, we borrowed and may in the future borrow a substantial portion of the purchase price of certain of our investments. While we believe the use of leverage will result in our ability to make more investments with less risk than if leverage is not utilized, there can be no assurance that the benefits of greater size and diversification of our portfolio will offset the heightened risk of loss in an individual investment using leverage.  With respect to non-recourse borrowings, if we are unable to pay our debt service obligations because a lessee, borrower or other counterparty defaults, a lender could foreclose on the investment securing the non-recourse indebtedness. This could cause us to lose all or part of our investment or could force us to meet debt service payment obligations so as to protect our investment subject to such indebtedness and prevent it from being subject to repossession.  Additionally, while the majority of our borrowings are non-recourse, we are jointly and severally liable for recourse indebtedness incurred under a revolving line of credit facility with California Bank & Trust (“CB&T”) that is secured by certain of our assets that are not otherwise pledged to other lenders. CB&T has a security interest in such assets and the right to sell those assets to pay off the indebtedness if we default on our payment obligations.  This recourse indebtedness may increase our risk of loss because we must meet the debt service payment obligations regardless of the revenue we receive from the investment that is subject to such secured indebtedness.

Restrictions imposed by the terms of our indebtedness may limit our financial flexibility.

We, together with certain of our affiliates (entities managed by our Manager), ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC (“Fund Nine”), ICON Income Fund Ten, LLC (“Fund Ten”), ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), are party to the revolving line of credit agreement with CB&T, as amended.  The terms of that agreement could restrict us from paying distributions to our members if such payments would cause us not to be in compliance with our financial covenants in that agreement. For additional information on the terms of our credit agreement, see “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

A significant part of the value of a significant portion of the equipment that we invest in is expected to be the potential value of the equipment once the lease term expires (with respect to leased equipment). Generally, equipment is expected to decline in value over its useful life. In making these types of investments, we assume a residual value for the equipment at the end of the lease or other investment that, at maturity, is expected to be enough to return the cost of our investment in the equipment and provide a rate of return despite the expected decline in the value of the equipment over the term of the investment. However, the actual residual value of the equipment at maturity and whether that value meets our expectations will depend to a significant extent upon the following factors, many of which are beyond our control:

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

We typically obtain representations from the sellers and lessees of used equipment that:

•	the equipment has been maintained in compliance with the terms of applicable agreements;
•	that neither the seller nor the lessee is in violation of any material terms of such agreements; and
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

We enter into transactions with parties that have senior debt rated below investment grade or no credit rating. We do not require such parties to have a minimum credit rating. Lessees, borrowers, and other counterparties with lower or no credit ratings may default on payments to us more frequently than lessees, borrowers or other counterparties with higher credit ratings. For example, if a lessee does not make lease payments to us or to a lender on our behalf or a borrower does not make loan payments to us when due, or violates the terms of its contract in another important way, we may be forced to terminate our agreements with such parties and attempt to recover the equipment. We may do this at a time when we may not be able to arrange for a new lease or to sell our investment right away, if at all. We would then lose the expected revenues and might not be able to recover the entire amount or any of our original investment. The costs of recovering equipment upon a lessee’s or borrower’s default, enforcing the obligations under the contract, and transporting, storing, repairing, and finding a new lessee or purchaser for the equipment may be high and may negatively affect the value of our investment in the equipment. These costs could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

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

Furthermore, when we acquire a residual interest in foreign equipment, we may not be able to hedge our foreign currency exposure with respect to the value of such residual interests because the terms and conditions of such hedge contracts might not be in the best interests of our members. Even with transactions requiring payments in U.S. dollars, the equipment may be sold at maturity for an amount that cannot be pre-determined to a buyer paying in a foreign currency. This could positively or negatively affect our income from such a transaction when the proceeds are converted into U.S. dollars.

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

We have the ability to invest in joint ventures with other businesses our Manager manages, as well as with unrelated third parties. Investing in joint ventures involves additional risks not present when acquiring leased equipment that will be wholly owned by us. These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture may be required to guarantee all of the joint venture’s obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with our investment objectives and want to manage the joint venture in ways that do not maximize our return. Among other things, actions by a co-investor might subject leases that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the joint owners control a joint venture, there might be a stalemate on decisions, including when to sell the equipment or the prices or terms of a lease. Finally, while we typically have the right to buy out the other joint owner’s interest in the equipment in the event of the sale, we may not have the resources available to do so. These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

We may not be able to obtain insurance for certain risks and would have to bear the cost of losses from non-insurable risks.

Equipment may be damaged or lost. Fire, weather, accidents, theft or other events can cause damage or loss of equipment. While our transaction documents generally require lessees and borrowers to have comprehensive insurance and assume the risk of loss, some losses, such as from acts of war, terrorism or earthquakes, may be either uninsurable or not economically feasible to insure. Furthermore, not all possible liability claims or contingencies affecting equipment can be anticipated or insured against, and, if insured, the insurance proceeds may not be sufficient to cover a loss. If such a disaster occurs to the equipment, we could suffer a total loss of any investment in the affected equipment. In investing in some types of equipment, we may have been exposed to environmental tort liability. Although we use our best efforts to minimize the possibility and exposure of such liability including by means of attempting to obtain insurance, we cannot assure you that our assets will be protected against any such claims. These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

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

State laws determine what rates of interest are deemed usurious, when the applicable rate of interest is determined, and how it is calculated. In addition, some U.S. courts have also held that certain lease features, such as equity interests, constitute additional interest. Although we generally seek assurances and/or opinions to the effect that our transactions do not violate applicable usury laws, a finding that our transactions violate usury laws could result in the interest obligation to us being declared void and we could be liable for damages and penalties under applicable law. We cannot assure you as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard. We also cannot make any assurances as to the standards that courts in foreign jurisdictions may use or that courts in foreign jurisdictions will take a position similar to that taken in the United States.

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

Some of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than either we or our Manager and its affiliates have.  For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us.  A lower cost of funds could enable a competitor to offer financing at rates that are less than ours, potentially forcing us to lower our rates or lose potential lessees, borrowers or other counterparties.  In addition, our competitors may have been and/or may be in a position to offer equipment to prospective customers on other terms that are more favorable than those that we can offer or that we will be able to offer when liquidating our portfolio, which may affect our ability to make investments and may affect our ability to liquidate our portfolio, in each case, in a manner that would enable us to achieve our investment objectives.

General Tax Risks

If the IRS classifies us as a corporation rather than a partnership, your distributions would be reduced under current tax law.

We did not and will not apply for an IRS ruling that we will be classified as a partnership for federal income tax purposes. Although counsel rendered an opinion to us at the time of our offering that we will be taxed as a partnership and not as a corporation, that opinion is not binding on the IRS and the IRS has not ruled on any federal income tax issue relating to us. If the IRS successfully contends that we should be treated as a corporation for federal income tax purposes rather than as a partnership, then:

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

In any particular year, your tax liability from owning our Shares may exceed the cash distributions you receive from this investment. While we expect that your net taxable income from owning our Shares for most years will be less than your cash distributions in those years, to the extent any of our debt is repaid with income or proceeds from equipment sales, taxable income could exceed the amount of cash distributions you receive in those years. Additionally, a sale of our investments may result in taxes in any year that are greater than the amount of cash from the sale, resulting in a tax liability in excess of cash distributions. Further, due to the operation of the various loss disallowance rules, in a given tax year you may have taxable income when, on a net basis, we have a loss, or you may recognize a greater amount of taxable income than our net income because, due to a loss disallowance, income from some of our activities cannot be offset by losses from some of our other activities.

You may be subject to greater income tax obligations than originally anticipated due to special depreciation rules.

We may acquire equipment subject to lease that the Code requires us to depreciate over a longer period than the standard depreciation period. Similarly, some of the equipment that we purchase may not be eligible for accelerated depreciation under the Modified Accelerated Costs Recovery System, which was established by the Tax Reform Act of 1986 to set forth the guidelines for accelerated depreciation under the Code. Further, if we acquire equipment that the Code deems to be tax-exempt use property and the leases do not satisfy certain requirements, losses attributable to such equipment are suspended and may be deducted only against income we receive from such equipment or when we dispose of such equipment. Depending on the equipment that we acquire and its eligibility for accelerated depreciation under the Code, we may have less depreciation deductions to offset gross lease revenue, thereby increasing our taxable income.

There are limitations on your ability to deduct our losses.

Your ability to deduct your share of our losses is limited to the amounts that you have at risk from owning our Shares. This is generally the amount of your investment, plus any profit allocations and minus any loss allocation and distributions. This determination is further limited by a tax rule that applies the at-risk rules on an activity by activity basis, further limiting losses from a specific activity to the amount at risk in that activity. Based on the tax rules, we expect that we will have multiple activities for purposes of the at-risk rules. Specifically, our lending activities must be analyzed separately from our leasing activities, and our leasing activities must be further divided into separate year-by-year groups according to the tax year the equipment is placed in service. As such, you cannot aggregate income and loss from our separate activities for purposes of determining your ability to deduct your share of our losses under the at-risk rules.

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

To the extent that we borrow money in order to finance our lending activities, a portion of our income from such activities will be treated as attributable to debt-financed property and, to the extent so attributable, will constitute UBTI. We presently do not expect to finance our lending activities with borrowed funds. Nevertheless, the debt-financed UBTI rules are broad and there is much uncertainty in determining when, and the extent to which, property should be considered debt-financed. Thus, the IRS might assert that a portion of the assets we acquire as part of our lending activities are debt-financed property generating UBTI, especially with regard to any indebtedness we incur to fund working capital at a time when we hold loans we have acquired or made to others. If the IRS were to successfully assert that debt we believed should have been attributed to our leasing activities should instead be attributed to our lending activities, the amount of our income that constitutes UBTI would be increased.

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for the Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our Shares are not publicly traded and there is no established public trading market for our Shares. It is unlikely that any such market will develop.

Number of Members
Title of Class	as of March 19, 2010
Manager (as a member)	1
Additional members	8,356

We, at our Manager’s discretion, pay monthly distributions to each of our members beginning the first month after each member is admitted through the end of our operating period, which we currently anticipate will be in May 2014. We paid distributions to additional members totaling $31,554,863, $16,072,151 and $2,040,455 for the years ended December 31, 2009, 2008 and 2007, respectively.  Additionally, we paid our Manager distributions of $318,725, $162,440 and $20,561 for the years ended December 31, 2009, 2008 and 2007, respectively. The terms of our loan agreement with CB&T, as amended, could restrict us from paying cash distributions to our members if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of Shares pursuant to the offering or to participate in any future offering of our Shares, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our members a per Share estimated value of our Shares, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Manager prepares statements of our estimated Share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Shares.  For these purposes, the estimated value of our Shares is deemed to be $768.11 per Share as of December 31, 2009.  This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose.  Because this is only an estimate, we may subsequently revise this valuation.

During the offering of our Shares, the value of our Shares was estimated to be the offering price of $1,000 per Share (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds.

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

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Shares or our assets. Except for independent third-party appraisals of certain assets, no independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our Shares at this time and none is expected to develop, there can be no assurance that members could receive $768.11 per Share if such a market did exist and they sold their Shares or that they will be able to receive such amount for their Shares in the future. Furthermore, there can be no assurance:

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
•
that the foregoing valuation, or the method used to establish value, will not be subject to challenge by the IRS if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the current value of the Shares.

The repurchase price we offer in our repurchase plan utilizes a different methodology than that which we use to determine the current value of our Shares for the ERISA and FINRA purposes described above and, therefore, the $768.11 per Share does not reflect the amount that a member would currently receive under our repurchase plan.  In addition, there can be no assurance that you will be able to redeem your Shares under our repurchase plan.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2009	2008	2007 (d)
Total revenue (a)	$78,491,218	$29,346,502	$4,830,315
Net income attributable to Fund Twelve (b)	$13,858,916	$5,942,580	$116,852
Net income attributable to Fund Twelve allocable to the additional members	$13,720,327	$5,883,154	$115,683
Net income attributable to Fund Twelve allocable to the Manager	$138,589	$59,426	$1,169

Weighted average number of additional shares of
limited liability company interests outstanding	333,979	181,777	47,186
Net income attributable to Fund Twelve per weighted average
additional share of limited liability company interests	$41.08	$32.36	$2.45
Distributions to additional members	$31,554,863	$16,072,151	$2,040,455
Distributions per weighted average additional share of
limited liability company interests	$94.48	$88.42	$43.24
Distributions to the Manager	$318,725	$162,440	$20,561

	December 31,
	2009	2008	2007	2006
Total assets (a)	$620,978,386	$438,585,542	$114,242,189	$2,000
Non-recourse long-term debt and other liabilities (a)	$264,349,884	$162,575,068	$22,480,270	$-
Members' equity (c)	$273,079,715	$223,487,730	$79,289,609	$2,000

(a)
Increases in total revenue, total assets and non-recourse long-term debt and other liabilities were primarily due to our investments in equipment leases and other financing transactions during 2009 and 2008. Our non-recourse long-term debt and other liabilities increased because of debt agreements entered into in connection with our acquisitions. We are currently in our operating period, during which we will continue to reinvest the cash generated from our initial investments to the extent that cash is not used for our expenses, reserves and distributions to members.

(b)
In 2009, net income attributable to Fund Twelve increased $7,916,336 from 2008. In 2008, net income attributable to Fund Twelve increased $5,825,728 from 2007. Both increases were a result of the increase in rental and finance income resulting from our acquisitions of marine vessels, telecommunications equipment, coal-mining equipment and manufacturing equipment, which was primarily offset by the recognition of depreciation and amortization expense associated with the assets acquired.

(c)	Members' equity has increased each year since the Commencement of Operations on May 25, 2007, primarily due to our equity raise, along with the increases in our net income.

(d)	The Commencement of Operations was on May 25, 2007. As a result, no operating activities are presented for the year ending December 31, 2006.

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

Overview

Our offering period ended on April 30, 2009 and our operating period commenced on May 1, 2009. We operate as an equipment leasing and finance program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve. With the proceeds from the sale of our Shares, we invested and continue to invest in equipment subject to leases, other equipment financing, and residual ownership rights in items of leased equipment and establish a cash reserve. After the net offering proceeds were invested, additional investments will be made with the cash generated from our initial investments to the extent that cash is not used for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called “reinvestment.” We anticipate investing in equipment from time to time for five years. This time frame is called the “operating period” and may be extended, at the sole discretion of our Manager, for up to an additional three years.  After the operating period, we will then sell our assets in the ordinary course of business during a time frame called the “liquidation period.”

Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our LLC Agreement. Our initial closing was on May 25, 2007, when the minimum offering of $1,200,000 was achieved. From the Commencement of Operations through April 30, 2009, the end of the offering period, we raised total equity of $347,686,947.

Current Business Environment and Outlook

Recent trends indicate that domestic and global equipment financing volume is correlated to overall business investments in equipment, which are typically impacted by general economic conditions. As the economy slows or builds momentum, the demand for productive equipment generally slows or builds and equipment financing volume generally decreases or increases, depending on a number of factors.  These factors include the availability of liquidity to provide equipment financing and/or provide it on terms satisfactory to borrowers, lessees, and other counterparties, as well as the desire to upgrade equipment and/or expand operations during times of growth, but also in times of recession in order to, among other things, seize the opportunity to obtain competitive advantage over distressed competitors and/or increase business as the economy recovers.

Industry Trends Prior to the Recent “Credit Crisis”

The U.S. economy experienced a downturn from 2001 through 2003, resulting in a decrease in equipment financing volume during that period. From 2004 through most of 2007, however, the economy in the United States and the global economy in general experienced significant growth, including growth in business investment in equipment and equipment financing volume.  According to information provided by the Equipment Leasing and Finance Foundation, a non-profit foundation dedicated to providing research regarding the equipment leasing and finance industry (“ELFF”), based on information from the United States Department of Commerce Bureau of Economic Analysis and Global Insight, Inc., a global forecasting company, total domestic business investment in equipment and software increased annually from approximately $922 billion in 2002 to approximately $1,205 billion in 2006 and 2007.  Similarly, during the same period, total domestic equipment financing volume increased from approximately $515 billion in 2002 to approximately $684 billion in 2007.

According to the World Leasing Yearbook 2010, which was published by Euromoney Institutional Investor PLC, global equipment leasing volume increased annually from approximately $462 billion in 2002 to approximately $760 billion in 2007. The most significant source of that increase was due to increased volume in Europe, Asia, and South America. For example, during the same period, total equipment leasing volume in Europe increased from approximately $162 billion in 2002 to approximately $367 billion in 2007, total equipment leasing volume in Asia increased from approximately $71 billion in 2002 to approximately $119 billion in 2007, and total equipment leasing volume in South America increased from approximately $3 billion in 2002 to approximately $41 billion in 2007. It is believed that global business investment in equipment, and global equipment financing volume, including equipment loans and other types of equipment financing, increased as well during the same period.

Current Industry Trends

In general, the U.S. and global credit markets have deteriorated significantly over the past two years. The U.S. economy entered into a recession in December 2007 and global credit markets continue to experience dislocation and tightening.  Many financial institutions and other financing providers have failed or significantly reduced financing operations, creating both uncertainty and opportunity in the finance industry.

Commercial and Industrial Loan Trends. According to information provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”), the change in the volume of outstanding commercial and industrial loans issued by FDIC-insured institutions started to decline dramatically beginning in the fourth quarter of 2007.  Thereafter, the change in volume turned negative for the first time since 2002 in the fourth quarter of 2008, with reductions of approximately $61 billion between the last quarter of 2008 and the first quarter of 2009, approximately $68 billion between the first and second quarters of 2009, and approximately $89 billion between the second and third quarters of 2009.

While some of the reduction is due to voluntary and involuntary deleveraging by corporate borrowers, some of the other main factors cited for the decline in outstanding commercial lending and financing volume include the following:

•	lack of liquidity to provide new financing and/or refinancing;
•
heightened credit standards and lending criteria (including ever-increasing spreads, fees, and other costs, as well as lower advance rates and shorter tenors, among other factors) that have hampered some demand for and issuance of new financing and/or refinancing;

•	net charge offs of and write-downs on outstanding financings; and
•
many lenders being sidetracked from providing new lending by industry consolidation, management of existing portfolios and relationships, and amendments (principally covenant relief and “amend and extend”).

In addition, the volume of issuance of high yield bonds and, to a lesser extent, investment grade bonds has risen significantly over the past few quarters, a significant portion of the proceeds of which have been used to pay down and/or refinance existing commercial and industrial loans.  As a result of all of these factors affecting the commercial and industrial finance segment of the finance industry, financial institutions and other financing providers with liquidity to provide financing can do so selectively, at higher spreads and other more favorable terms than have been available in many years.  As noted below, this trend in the wider financing market is also prevalent in the specific market for equipment financing.

Equipment Financing Trends.  According to information provided by the Equipment Leasing and Finance Association, an equipment finance trade association and affiliate of ELFF (“ELFA”), total domestic business investment in equipment and software decreased to $1,187 billion in 2008.  Similarly, during the same period, total domestic equipment financing volume decreased to $671 billion in 2008. Global business investment in equipment, and global equipment financing volume, decreased as well during the same period.  According to the World Leasing Yearbook 2010, global equipment leasing volume decreased to approximately $644 billion in 2008. For 2009, domestic business investment in equipment and software is forecasted to drop to an estimated $1,011 billion with a corresponding decrease in equipment financing volume to an estimated $518 billion.  Nevertheless, ELFA projects that domestic investment in equipment and software and equipment financing volume will begin to recover in 2010, with domestic business investment in equipment and software projected to increase to an estimated $1,108 billion in 2010 and $1,255 billion in 2011 and corresponding increases in equipment financing volume to an estimated $583 billion in 2010 and $668 billion in 2011.

Prior to the recent credit crisis, a substantial portion of equipment financing was provided by the leasing and lending divisions of commercial and industrial banks, large independent leasing and finance companies, and captive and vendor leasing and finance companies. These institutions (i) generally provided financing to companies seeking to lease small ticket and micro ticket equipment, (ii) used credit scoring methodologies to underwrite a lessee’s creditworthiness, and (iii) relied heavily on the issuance of commercial paper and/or lines of credit from other financial institutions to finance new business. Many of these financial institutions and other financing providers have failed or significantly reduced their financing operations.  By contrast, we (i) focus on financing middle- to large-ticket, business-essential equipment and other capital assets, (ii) generally underwrite and structure such financing in a manner similar to providers of senior indebtedness (i.e., our underwriting includes both creditworthiness and asset due diligence and considerations and our structuring often includes guarantees, equity pledges, warrants, liens on related assets, etc.), and (iii) are not significantly reliant on receiving outside financing to meet our investment objectives. In short, in light of the tightening of the credit markets, our Manager in its role as the sponsor and manager of other equipment financing funds has, since the onset of the “credit crisis,” reviewed and expects to continue to review more potential financing opportunities than it has in its history.

Lease and Other Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2009, 2008 and 2007:

Telecommunications Equipment

During 2007, we, through our wholly-owned subsidiary, ICON Global Crossing IV, purchased telecommunications equipment for approximately $21,294,000 that is subject to a lease with Global Crossing. The lease expires on November 30, 2011. We incurred professional fees of approximately $149,000 and paid acquisition fees to our Manager of approximately $639,000 relating to this transaction. On March 11, 2008, ICON Global Crossing IV purchased additional telecommunications equipment for approximately $5,939,000 that is also subject to a lease with Global Crossing. The lease expires on March 31, 2011. We paid an acquisition fee to our Manager of approximately $178,000 relating to this transaction. During March 2009, ICON Global Crossing IV purchased additional telecommunications equipment for approximately $3,859,000 that is subject to a lease with Global Crossing. The lease expires on March 31, 2012.  We paid acquisition fees to our Manager of approximately $116,000 relating to this transaction.

 Marine Vessels and Equipment

On June 26, 2007, we and Fund Ten formed ICON Mayon, with ownership interests of 51% and 49%, respectively. On July 24, 2007, ICON Mayon purchased a 98,507 deadweight ton (“DWT”) Aframax product tanker, the Mayon Spirit, from an affiliate of Teekay. The purchase price for the Mayon Spirit was approximately $40,250,000, with approximately $15,312,000 funded in the form of a capital contribution to ICON Mayon and approximately $24,938,000 of non-recourse debt borrowed from Fortis Capital Corp. Simultaneously with the closing of the purchase of the Mayon Spirit, the Mayon Spirit was bareboat chartered back to Teekay for a term of 48 months.  The charter commenced on July 24, 2007. The total capital contributions made to ICON Mayon were approximately $16,020,000, of which our share was approximately $8,472,000. We paid approximately $845,000 in transaction-related costs, which included approximately $616,000 of acquisition fees paid to our Manager.

On April 24, 2008, we, through our wholly-owned subsidiaries, ICON Arabian and ICON Aegean, acquired two 1,500 TEU containership vessels from Vroon, the Aegean Express and the Arabian Express (collectively, the “Vroon Vessels”), for an aggregate purchase price of $51,000,000, of which $38,700,000 of non-recourse debt was borrowed from Fortis Bank NV/SA (“Fortis”). Simultaneously with the purchase, the Vroon Vessels were bareboat chartered back to subsidiaries of Vroon for a period of 72 months. We paid approximately $2,082,000 in transaction-related costs, including $1,530,000 in acquisition fees paid to our Manager.

On November 18, 2008, ICON Eagle Auriga Pte. Ltd. (“ICON Eagle Auriga”), a wholly-owned subsidiary of ICON Eagle Holdings, purchased a 102,352 DWT Aframax product tanker, the Eagle Auriga, from Aframax Tanker I AS for $42,000,000, of which $28,000,000 of non-recourse debt was borrowed from Fortis and DVB Bank SE (“DVB”). On November 21, 2008, ICON Eagle Centaurus Pte. Ltd. (“ICON Eagle Centaurus”), also a wholly-owned subsidiary of ICON Eagle Holdings, purchased a 95,644 DWT Aframax product tanker, the Eagle Centaurus, for $40,500,000, of which $27,000,000 of non-recourse debt was borrowed from Fortis and DVB. The Eagle Auriga and the Eagle Centaurus are subject to 84-month bareboat charters with AET that expire on November 14, 2013 and November 13, 2013, respectively. We paid an acquisition fee to our Manager of $2,475,000 relating to this transaction.

On December 3, 2008, ICON Eagle Carina, a Singapore corporation wholly-owned by ICON Carina Holdings, a Marshall Islands limited liability company owned 64.3% by us and 35.7% by Fund Ten, executed a Memorandum of Agreement to purchase a 95,639 DWT Aframax product tanker, the Eagle Carina, from Aframax Tanker II AS. On December 18, 2008, the Eagle Carina was purchased for $39,010,000, of which $27,000,000 was financed as non-recourse debt borrowed from Fortis and DVB.  The Eagle Carina is subject to an 84-month bareboat charter with AET that expires on November 14, 2013. ICON Carina Holdings paid an acquisition fee to our Manager of approximately $1,170,000 relating to this transaction, of which our share was approximately $752,000.

On December 3, 2008, ICON Eagle Corona, a Singapore corporation wholly-owned by ICON Corona Holdings, a Marshall Islands limited liability company owned 64.3% by us and 35.7% by Fund Ten, executed a Memorandum of Agreement to purchase a 95,634 DWT Aframax product tanker, the Eagle Corona, from Aframax Tanker II AS.  On December 31, 2008, the Eagle Corona was purchased for $41,270,000, of which $28,000,000 was financed as non-recourse debt borrowed from Fortis and DVB.  The Eagle Corona is subject to an 84-month bareboat charter with AET that expires on November 14, 2013. ICON Corona Holdings paid an acquisition fee to our Manager of approximately $1,238,000 relating to this transaction, of which our share was approximately $796,000.

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

On June 25, 2009, we, through our wholly-owned subsidiaries, purchased the Diving Equipment from Swiber for $10,000,000. Simultaneously with the purchase of the Diving Equipment, we entered into a 60-month lease with Swiber Offshore Construction Pte. Ltd. (the “Lessee”), which commenced on July 1, 2009. The purchase price of the Diving Equipment was comprised of $8,000,000 in cash and a subordinated, interest-free $2,000,000 payable to Swiber, which is due upon sale of the Diving Equipment at the conclusion of the lease term. The $2,000,000 payable is recorded on a discounted basis within other non-current liabilities and is being accreted to its carrying value as interest expense over its term. If an event of loss or an event of default occurs, our obligation to repay the payable is terminated. We paid an acquisition fee to our Manager of $300,000 relating to this transaction.

At the conclusion of the lease, the Lessee has the option to (x) purchase the Diving Equipment for $4,250,000 (the “Purchase Option”) and pay an amount equal to 50% of the difference between the fair market value of the Diving Equipment less $4,250,000 or (y) return the Diving Equipment. In the event the Lessee does not exercise the Purchase Option and the Diving Equipment is not sold to a third party, but rather the lease is renewed or is re-leased to a third party, all lease payments received by us will be paid as follows: (i) first, to us until we receive in full our purchase price of $10,000,000 less the $2,000,000 payable and achieve a return thereon at an agreed-upon rate and (ii) then, to Swiber to repay in full the $2,000,000 payable without interest thereon. In addition, Victorious, ICON Victorious and Swiber granted our subsidiaries a first priority mortgage in the Barge as security for the Lessee’s obligations under the lease. The obligations of the Lessee, Swiber, and Swiber Holdings under the operative transactional documents are subordinate only to ICON Victorious’ rights in the Barge. The obligations of the Lessee are guaranteed by Swiber Holdings.

On June 26, 2009, we, through ICON Mynx, ICON Stealth and ICON Eclipse, executed Memoranda of Agreement (“MOA”) to purchase the Leighton Vessels from Leighton Contractors (Singapore) Pte. Ltd. (“Leighton”) for an aggregate purchase price of $133,000,000. We paid aggregate acquisition fees to our Manager of $3,990,000 relating to these transactions. Simultaneously with the execution of the MOA, each of ICON Mynx, ICON Stealth and ICON Eclipse entered into a bareboat charter to charter the Leighton Vessel that it owns to Leighton for a term of 96 months. During the term of the bareboat charters, Leighton will have the option to purchase each of the Leighton Vessels for a specified purchase option price on the dates defined in each respective bareboat charter. All of Leighton’s obligations are guaranteed by its ultimate parent company, Leighton Holdings Limited (“Leighton Holdings”), a publicly traded company that is listed on the Australian Stock Exchange.

Two of the three Leighton Vessels were acquired on June 26, 2009 for $58,000,000, including the incurrence of $34,800,000 of senior debt (the “Senior Tranche”) pursuant to a $79,800,000 senior facility agreement (the “Facility Agreement”) with Standard Chartered Bank, Singapore Branch (“Standard Chartered”) and $20,500,000 of subordinated seller’s credit (the “Subordinated Tranche”) pursuant to a $47,000,000 seller’s credit agreement with Leighton (the “Seller’s Credit Agreement”). The Seller’s Credit Agreement is subordinated only to the Facility Agreement. The Senior Tranche will be repaid by us in 20 quarterly principal and interest payments beginning on September 30, 2009. The Senior Tranche bore an interest rate of 4.8475% during the period from June 26, 2009 to September 30, 2009 (the “Stub Period”) and, thereafter, the interest rate was fixed pursuant to a swap agreement at 7.05%. The interest-free Subordinated Tranche will be repaid by us in eight annual principal payments beginning on June 25, 2010. The Subordinated Tranche is recorded on a discounted basis within other non-current liabilities and is being accreted to its carrying value as interest expense over its term. The bareboat charter for each of these two Leighton Vessels expires on June 25, 2017.

On October 28, 2009, we, through ICON Eclipse, purchased the remaining third Leighton Vessel from Leighton for $75,000,000. To purchase the Leighton Vessel, ICON Eclipse borrowed $45,000,000 of senior debt (the “Eclipse Senior Tranche”) pursuant to the Facility Agreement and $26,500,000 of subordinated seller’s credit (the “Eclipse Subordinated Tranche”) pursuant to the Seller’s Credit Agreement. The Eclipse Senior Tranche will be repaid by us in 20 quarterly principal and interest payments beginning on December 31, 2009. The interest-free Eclipse Subordinated Tranche will be repaid by us in eight annual principal payments beginning on October 28, 2010. The Eclipse Subordinated Tranche is recorded on a discounted basis within other non-current liabilities and is being accreted to its carrying value as interest expense over its term.

On October 30, 2009, ICON Ionian purchased the Ocean Princess from Lily Shipping Ltd. (“Lily Shipping”), a wholly-owned subsidiary of the Ionian Group (“Ionian”), for the purchase price of $10,750,000. Simultaneously with the purchase, the Ocean Princess was bareboat chartered back to Lily Shipping for 60 months. The purchase price consisted of (i) a non-recourse loan in the amount of $5,500,000 from Nordea Bank Norge ASA (“Nordea”), (ii) $950,000 in cash and (iii) a subordinated, interest-free $4,300,000 seller’s credit to Lily Shipping, which is due upon the sale of the Ocean Princess in accordance with the terms of the bareboat charter. If an event of default occurs, ICON Ionian’s obligation to repay the seller’s credit to Lily Shipping is terminated.  The obligations of Lily Shipping are guaranteed by Delta Petroleum Ltd., a wholly-owned subsidiary of Ionian. We paid an acquisition fee to our Manager of approximately $323,000 in connection with this transaction.

Manufacturing Equipment

On September 28, 2007, we completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of LC Manufacturing, LLC, a wholly-owned subsidiary of MWU (“LC Manufacturing”), for a purchase price of $14,890,000. The lease term commenced on January 1, 2008 and continues for a period of 60 months. We paid an acquisition fee to our Manager of approximately $447,000. On December 10, 2007, we completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of Crow, another wholly-owned subsidiary of MWU, for a purchase price of $4,100,000.  The lease term commenced on January 1, 2008 and continues for a period of 60 months. We paid an acquisition fee to our Manager of $123,000.

Simultaneously with the closing of the transactions with LC Manufacturing and Crow, Fund Ten and Fund Eleven (together with us, the “Participating Funds”) completed similar acquisitions with seven other subsidiaries of MWU, pursuant to which the funds purchased substantially all of the machining and metal working equipment of each subsidiary. The MWU subsidiaries’ obligations under their leases (including the leases of LC Manufacturing and Crow) are cross-collateralized and cross-defaulted, and all of the subsidiaries’ obligations are guaranteed by MWU. The Participating Funds have also entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investments. On September 5, 2008, the Participating Funds and IEMC Corp., a subsidiary of our Manager (“IEMC”), entered into an amended forbearance agreement with MWU, LC Manufacturing, Crow and seven other subsidiaries of MWU (collectively, the “MWU entities”) to cure certain non-payment related defaults by the MWU entities under their lease covenants with us. The terms of the agreement included, among other things, the pledge of additional collateral and the grant of a warrant for the purchase of 12% of the fully diluted common stock of MWU at an aggregate exercise price of $1,000, exercisable until March 31, 2015. The obligations of the MWU entities are guaranteed by their affiliate, American Metals Industries, Inc.  As of December 31, 2009, our proportionate share was 35.3% of the warrant issued for the fully diluted common stock of MWU. At December 31, 2009, our Manager determined that the fair value of the MWU warrant was $0.

On February 27, 2009, the Participating Funds and IEMC entered into a further amended forbearance agreement with the MWU entities to cure certain lease defaults. In consideration for restructuring LC Manufacturing’s lease payment schedule, we received, among other things, a warrant, exercisable until March 31, 2015, to purchase 10% of the fully diluted membership interests of LC Manufacturing at the time of exercise at an aggregate exercise price of $1,000. At December 31, 2009, our Manager determined that the fair value of the LC Manufacturing warrant was $0.

On June 1, 2009, we amended and restructured the master lease agreement with LC Manufacturing dated September 28, 2007 to reduce the assets under lease from $14,890,000 to approximately $12,420,000. Contemporaneously, we entered into a new lease with Metavation for the assets previously under lease with LC Manufacturing with a cost of approximately $2,470,000. The equipment is subject to a 43-month lease with Metavation that expires on December 31, 2012. The obligations of Metavation under the lease are guaranteed by its parent company, Cerion, LLC. In consideration for restructuring LC Manufacturing’s lease payment schedule, we received a warrant, exercisable until March 31, 2015, to purchase 65% of the fully diluted membership interests of LC Manufacturing at the time of exercise at an aggregate exercise price of $1,000. At December 31, 2009, our Manager determined that the fair value of the LC Manufacturing warrant was $0.

On December 11, 2007, we and Fund Eleven formed ICON EAR, with ownership interests of 55% and 45%, respectively. On December 28, 2007, ICON EAR purchased and simultaneously leased back semiconductor manufacturing equipment to EAR for a purchase price of $6,935,000, of which our share was approximately $3,814,000.  During June 2008, we and Fund Eleven made additional contributions to ICON EAR, which were used to complete another purchase and simultaneous leaseback of additional semiconductor manufacturing equipment to EAR for a total purchase price of approximately $8,795,000, of which our share was approximately $4,837,000. We and Fund Eleven retained ownership interests of 55% and 45%, respectively, subsequent to this transaction. The lease term commenced on July 1, 2008 and expires on June 30, 2013. As additional security for the purchase and lease, ICON EAR received mortgages on certain parcels of real property located in Jackson Hole, Wyoming. We paid acquisition fees to our Manager of approximately $259,000 relating to these transactions.

In October 2009, certain facts came to light that led our Manager to believe that EAR was perpetrating a fraud against EAR’s lenders, including ICON EAR. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Although we believe that we are adequately secured under the transaction documents, due to the bankruptcy filing and ongoing investigation regarding the alleged fraud, at this time it is not possible to determine our ability to collect the amounts due to us in accordance with the leases or the additional security we received.  Accordingly, such assets have been classified as held for sale, net of estimated selling costs, on the accompanying consolidated balance sheet at December 31, 2009.

Our Manager periodically reviews the significant assets in our portfolio to determine whether events or changes in circumstances indicate that the net book value of an asset may not be recoverable. In light of the developments surrounding the semiconductor manufacturing equipment on lease to EAR, our Manager determined that the net book value of such equipment may not be recoverable. The following factors, among others, indicated that the net book value of the equipment may not be recoverable: (i) EAR’s failure to pay rental payments for the period from August 2009 through the date it filed for bankruptcy and (ii) EAR’s petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Based on our Manager’s review, the net book value of the semiconductor manufacturing equipment exceeded the undiscounted cash flows and, as a result, we recognized a non-cash impairment charge of approximately $3,429,000 relating to the write down in value of the semiconductor manufacturing equipment. No amount of this impairment charge represents a cash expenditure and our Manager does not expect that any amount of this impairment charge will result in any future cash expenditures. In addition, ICON EAR had a net accounts receivable balance outstanding of approximately $573,000, which was charged to bad debt expense during the year ended December 31, 2009 in accordance with our accounting policies and the above mentioned factors.

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

Subsequently, due to the global downturn in the automotive industry, Sealynx requested a restructuring of its lease payments during the third quarter of 2009 and we agreed to reduce Sealynx’s lease payments.  On January 4, 2010, we restructured the payment obligations of Sealynx under the lease to provide it with cash flow flexibility while at the same time attempting to preserve our projected economic return on this investment.  As additional security for restructuring the payment obligations, we received an additional mortgage on certain real property owned by Sealynx located in Charleval, France.

On June 30, 2008, we and Fund Eleven formed ICON Pliant, which entered into an agreement with Pliant to acquire manufacturing equipment for a purchase price of $12,115,000, of which we paid approximately $5,452,000. On July 16, 2008, we and Fund Eleven completed the acquisition of and simultaneously leased back manufacturing equipment to Pliant. We and Fund Eleven have ownership interests in ICON Pliant of 45% and 55%, respectively. The lease expires on September 30, 2013. ICON Pliant paid an acquisition fee to our Manager of approximately $363,000, of which our share was approximately $163,000.

On February 11, 2009, Pliant commenced a voluntary Chapter 11 proceeding in U.S. Bankruptcy Court to eliminate all of its high-yield debt. In connection with this action, Pliant submitted a financial restructuring plan to eliminate its debt as part of a pre-negotiated package with its high yield creditors.  On September 22, 2009, Pliant assumed its lease with ICON Pliant and on December 3, 2009, Pliant emerged from bankruptcy.  To date, Pliant has made all of its lease payments.

Mining Equipment

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

On May 26, 2009, we, through our wholly-owned subsidiary, ICON Murray II, purchased mining equipment subject to a lease between Varilease Finance, Inc. (“Varilease”), as lessor, and American Energy Corp. and The Ohio Valley Coal Company, as lessees. The equipment was purchased from Varilease for approximately $3,196,000 and is subject to a 30-month lease that expires on December 31, 2011. We paid an acquisition fee to our Manager of approximately $96,000 relating to this transaction.

Motor Coaches

On April 1, 2009, we, through our wholly-owned subsidiary, ICON Coach, acquired title to certain motor coaches from CUSA, an affiliate of Coach America, for approximately $5,314,000. The motor coaches are subject to a 60-month lease with CUSA that expires on March 31, 2014. The payment and performance obligations of CUSA are guaranteed by Coach America. We paid an acquisition fee to our Manager of approximately $159,000 relating to this transaction.

On December 11, 2009, ICON Coach borrowed approximately $3,207,000 from Wells Fargo Equipment Finance, Inc. (“Wells Fargo”).  The terms of the loan require ICON Coach to make 38 monthly payments of approximately $95,000 each from January 1, 2010 through February 1, 2013.  Interest is computed at a rate of 7.5% per year throughout the term of the loan.  In consideration for making the loan, Wells Fargo received a first priority security interest in (i) the fourteen 2009 MCI Model D4505 passenger motor coaches owned by ICON Coach, (ii) the master lease agreement between ICON Coach and CUSA, and (iii) the guaranty of Coach America.  ICON Coach has the option to prepay the loan (a) beginning January 1, 2011 through December 31, 2011 in consideration for a fee of 3% of the amount being prepaid or (b) beginning January 1, 2012 through the end of the term in consideration for a fee of 2% of the amount being prepaid.

Gas Compressors

On June 26, 2009, we and Fund Fourteen entered into a joint venture, ICON Atlas, for the purpose of investing in eight new Gas Compressors from AG. On June 26, 2009, ICON Atlas purchased four of the Gas Compressors from AG for approximately $4,270,000. Simultaneously with the purchase, ICON Atlas entered into a lease with APMC, an affiliate of Atlas Pipeline Partners, L.P. (“APP”).

On August 17, 2009, ICON Atlas purchased the other four Gas Compressors from AG for approximately $7,028,000. Simultaneously with that purchase, ICON Atlas entered into a second schedule to the lease with APMC.  Each schedule is for a period of 48 months and expires on August 31, 2013.  The obligations of APMC are guaranteed by its parent company, APP.  As of December 31, 2009, our and Fund Fourteen’s ownership interests in ICON Atlas were 55% and 45%, respectively. We paid an acquisition fee to our Manager in the amount of approximately $186,000 in connection with this transaction.

Note Receivable Secured by Solar Panel Production Equipment

On August 13, 2007, we, along with a consortium of other lenders, entered into an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately-held manufacturer of solar panels, for the building of a new production facility.  The financing facility was set to mature on June 30, 2013 and was secured by the equipment as well as all other assets of Solyndra.  The equipment was comprised of two fully-automated manufacturing lines that combine glass tubes and thin film semiconductors to produce solar panels.  In connection with the transaction, we received a warrant for the purchase of up to 40,290 shares of Solyndra common stock at an exercise price of $4.96 per share.  The warrant is set to expire on April 6, 2014.  The financing facility was for a maximum amount of $93,500,000, of which we committed to invest up to $5,000,000. As of June 30, 2008, we had loaned approximately $4,367,000.  On July 27, 2008, Solyndra fully repaid the outstanding note receivable and the entire financing facility was terminated.  We received approximately $4,437,000 from the repayment, which consisted of principal and accrued interest.  The repayment does not affect the warrant held by us and we retain our rights thereunder.  At December 31, 2009, our Manager determined that the fair value of this warrant was $79,371.

Note Receivable Secured by a Machine Paper Coating Manufacturing Line

On November 7, 2008, we, through our wholly-owned subsidiary, ICON Appleton, made a secured term loan to Appleton in the amount of $22,000,000. The loan is secured by a machine paper coating manufacturing line. Interest on the term note accrued at 12.5% per year and was payable monthly in arrears in accordance with the promissory note for a period of 60 months. We paid an acquisition fee to our Manager of $660,000 relating to this transaction.

On March 26, 2009, the loan and security agreement and the secured term loan note issued by Appleton were amended due to a default on one of its covenants. As a result of the default provisions of the loan and security agreement, the interest on the term note was adjusted to accrue interest at 14.25% per year and is payable monthly in arrears.  On February 26, 2010, we amended certain financial covenants in the loan agreement with Appleton.  In consideration for amending the loan, we received an amendment fee in the amount of approximately $117,000 from Appleton.

Notes Receivable Secured by Credit Card Machines

On November 25, 2008, ICON Northern Leasing, a joint venture among us, Fund Ten and Fund Eleven, purchased the Notes and received an assignment of the underlying master loan and security agreement (the “MLSA”), dated July 28, 2006. We, Fund Ten and Fund Eleven have ownership interests of 52.75%, 12.25% and 35%, respectively, in ICON Northern Leasing. The aggregate purchase price for the Notes was approximately $31,573,000, net of a discount of approximately $5,165,000. The Notes are secured by an underlying pool of leases for credit card machines. Northern Leasing Systems, Inc. (“Northern Leasing Systems”), the originator and servicer of the Notes, provided a limited guarantee of the MLSA for payment deficiencies up to approximately $6,355,000. The Notes accrue interest at rates ranging from 7.97% to 8.40% per year and require monthly payments ranging from approximately $183,000 to $422,000. The Notes mature between October 15, 2010 and August 14, 2011 and require balloon payments at the end of each note ranging from approximately $594,000 to $1,255,000. Our share of the purchase price of the Notes was approximately $16,655,000 and we paid an acquisition fee to our Manager of approximately $500,000 relating to this transaction.

On March 31, 2009, we, through our wholly-owned subsidiary, ICON Northern Leasing II, provided a senior secured loan in the amount of approximately $7,870,000 (the “Northern Leasing II Loan”) to NCA XV and NCA XIV, pursuant to the MLSA dated March 31, 2009. The Northern Leasing II Loan accrues interest at a rate of 18% per year and is secured by a first priority security interest in an underlying pool of leases for credit card machines of NCA XV and a second priority security interest in an underlying pool of leases for credit card machines of NCA XIV (subject only to the first priority security interest of ICON Northern Leasing). Northern Leasing Systems, the originator and servicer of the Northern Leasing II Loan, provided a limited guarantee for payment deficiencies of up to 10% of the Northern Leasing II Loan, or approximately $787,000. We paid an acquisition fee to our Manager of approximately $314,000 relating to this transaction.

Notes Receivable Secured by Analog Seismic System Equipment

On June 29, 2009, we and Fund Fourteen entered into a joint venture, ICON ION, for the purpose of making the ION Loans in the aggregate amount of $20,000,000 to the ARAM Borrowers.  On that date, ICON ION funded the first tranche of the ION Loans in the amounts of $8,825,000 and $3,675,000 to ARC and ASR, respectively.  On July 20, 2009, ICON ION funded the second tranche of the ION Loans to ARC in the amount of $7,500,000.

The ARAM Borrowers are wholly-owned subsidiaries of ION Geophysical Corporation, a Delaware corporation (“ION”).  The ION Loans are secured by (i) a first priority security interest in all of the ARAM analog seismic system equipment owned by the ARAM Borrowers and (ii) a pledge of all of the equity interests in the ARAM Borrowers.  In addition, ION guaranteed all obligations of the ARAM Borrowers under the ION Loans.  Interest accrues at the rate of 15% per year and the ION Loans are payable monthly in arrears for a period of 60 months beginning on August 1, 2009.  As of December 31, 2009, our and Fund Fourteen’s ownership interests in ICON ION were 55% and 45%, respectively.  We paid an acquisition fee to our Manager in the amount of $330,000 in connection with this transaction.

Note Receivable Secured by Rail Support Construction Equipment

On December 23, 2009, ICON Quattro, a joint venture owned 55% by us and 45% by Fund Fourteen, participated in a £24,800,000 facility by making a second priority secured term loan to Quattro Plant in the amount of £5,800,000.  Quattro Plant is a wholly-owned subsidiary of Quattro Group Limited (“Quattro Group”).  The loan is secured by (i) all of Quattro Plant’s Construction Equipment and any other existing or future asset owned by Quattro Plant, (ii) all of Quattro Plant’s accounts receivable, and (iii) a mortgage over certain real estate in London, England owned by the majority shareholder of Quattro Plant.  In addition, ICON Quattro will receive a key man insurance policy insuring the life of the majority shareholder of ICON Quattro in an amount not less than £5,500,000 and not more than £5,800,000.  All of Quattro Plant’s obligations under the loan are guaranteed by Quattro Group and its subsidiaries, Quattro Hire Limited and Quattro Occupational Academy Limited (collectively, the “Quattro Companies”).

Interest on the secured term loan accrues at a rate of 20% per year and the loan will be amortized to a balloon payment of 15% at the end of the term.  The loan is payable monthly in arrears for a period of 33 months, which began on January 1, 2010.  Quattro Plant has the option to prepay the entire outstanding amount of the loan beginning January 1, 2012 in consideration for a fee of 5% of the amount being prepaid.

Simultaneously with ICON Quattro’s loan, KBC Bank N.V. (“KBC”) participated in the £24,800,000 loan financing by making a loan of £19,000,000 to Quattro Plant (the “KBC Loan”).  The KBC Loan is secured by (i) a first priority security interest in all of Quattro Plant’s Construction Equipment and any other existing or future asset owned by Quattro Plant and (ii) a first priority security interest in all of Quattro Plant’s accounts receivable.

Simultaneously with the consummation of ICON Quattro’s loan and the KBC Loan, ICON Quattro, KBC, Quattro Plant, Quattro Group and the Quattro Companies entered into an intercreditor deed governing the relationship between ICON Quattro and KBC.  In the event either ICON Quattro or KBC seeks to enforce its security interest under its respective loan, the proceeds from the enforcement of any security interest shall be applied (i) first, to pay all costs and expenses incurred by or on behalf of ICON Quattro or KBC, (ii) second, to KBC in an amount that would allow KBC to receive its return on its investment, and (iii) third, to ICON Quattro in an amount that would allow ICON Quattro to receive its return on its investment.  ICON Quattro paid an acquisition fee to our Manager of approximately $807,000 relating to this transaction, of which our share was approximately $480,000.

Recently Adopted Accounting Pronouncements

In 2009, we adopted and, for presentation and disclosure purposes, retrospectively applied the accounting pronouncement which relates to noncontrolling interests in consolidated financial statements. As a result, noncontrolling interests are reported as a separate component of consolidated equity and income (loss) attributable to the noncontrolling interest is included in consolidated net income (loss). The attribution of income (loss) between controlling and noncontrolling interests is disclosed on the accompanying consolidated statements of operations.  See Note 2 to our consolidated financial statements.

In 2009, we adopted the accounting pronouncement relating to accounting for fair value measurements, which establishes a framework for measuring fair value and enhances fair value measurement disclosure for non-financial assets and liabilities. See Note 2 to our consolidated financial statements.

In 2009, we adopted the accounting pronouncement that amended the current accounting and disclosure requirements for derivative instruments. The requirements were amended to enhance how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. See Note 2 to our consolidated financial statements.

In 2009, we adopted the accounting pronouncement that provides additional guidance for estimating fair value in accordance with the accounting standard for fair value measurements when the volume and level of activity for the asset or liability have significantly decreased. This pronouncement also provides guidance for identifying transactions that are not orderly. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. See Note 2 to our consolidated financial statements.

In 2009, we adopted the accounting pronouncement that amends the requirements for disclosures about fair value of financial instruments, regarding the fair value of financial instruments for annual, as well as interim, reporting periods. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. See Note 2 to our consolidated financial statements.

In 2009, we adopted the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before the financial statements are issued. This pronouncement was effective prospectively for interim and annual reporting periods ending after June 15, 2009. See Note 2 to our consolidated financial statements.

In 2009, we adopted Accounting Standards Codification 105, “Generally Accepted Accounting Principles,” which establishes the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), which supersedes all existing accounting standard documents and is the single source of authoritative non-governmental U.S. Generally Accepted Accounting Principles (“US GAAP”).  All other accounting literature not included in the Codification is considered non-authoritative. This accounting standard is effective for interim and annual periods ending after September 15, 2009. The Codification did not change or alter existing US GAAP and it did not result in a change in accounting practices for us upon adoption. We have conformed our consolidated financial statements and related notes to the new Codification for the year ended December 31, 2009. See Note 2 to our consolidated financial statements.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with US GAAP requires our Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•	Lease classification and revenue recognition;
•	Asset impairments;
•	Depreciation;
•	Notes receivable;
•	Initial direct costs;
•	Acquisition fees;
•	Foreign currency translation;
•	Warrants; and
•	Derivative financial instruments.

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified as either a finance lease or an operating lease, which is determined based upon the terms of each lease.  For a finance lease, initial direct costs are capitalized and amortized over the lease term.  For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

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

For notes receivable, we use the effective interest rate method to recognize interest income, which produces a constant periodic rate of return on the investment, when earned.

The recognition of revenue may be suspended when deemed appropriate by our Manager in accordance with our policy on doubtful accounts.

Our Manager has an investment committee that approves each new equipment lease and other financing transaction. As part of its process, the investment committee determines the residual value, if any, to be used once the investment has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with our impairment review policy.

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

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender.  Generally in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and we do not recover our residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Depreciation

We record depreciation expense on equipment when the lease is classified as an operating lease.  In order to calculate depreciation, we first determine the depreciable equipment cost, which is the cost less the estimated residual value.  The estimated residual value is our estimate of the value of the equipment at lease termination.  Depreciation expense is recorded by applying the straight-line method of depreciation to the depreciable equipment cost over the lease term.

Notes Receivable

Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs on originated loans are reported as other current and other non-current assets in our consolidated balance sheets. Unearned income, discounts and premiums are amortized to income as a component of interest income using the effective interest rate method in our consolidated statements of operations.  Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our consolidated balance sheets.

Initial Direct Costs

We capitalize initial direct costs associated with the origination and funding of leased assets and other financing transactions in accordance with the accounting pronouncement that accounts for nonrefundable fees and costs associated with originating or acquiring loans and initial direct costs of leases. The costs are amortized on a lease by lease basis based on the actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable in our consolidated statements of operations. Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense in our consolidated statements of operations.

Acquisition Fees

Pursuant to our LLC Agreement, we pay acquisition fees to our Manager equal to 3% of the purchase price for our investments. These fees are capitalized and included in the cost of the investment in our consolidated balance sheets.

Foreign Currency Translation

Assets and liabilities having non-U.S. dollar functional currencies are translated at month-end exchange rates. Contributed capital accounts are translated at the historical rate of exchange when the capital was contributed or distributed. Revenues, expenses and cash flow items are translated at the weighted average exchange rate for the period. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss (“AOCI”) in our consolidated balance sheets.

Warrants

Warrants held by us are not registered for public sale and are revalued on a quarterly basis.  The revaluation of warrants is calculated using the Black-Scholes option pricing model.  The assumptions utilized in the Black-Scholes model include share price, strike price, expiration date, risk-free rate and the volatility percentage.  The change in the fair value of warrants is recognized in our consolidated statements of operations.

Derivative Financial Instruments

We may enter into derivative transactions for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on our non-recourse long-term debt. We enter into these instruments only for hedging underlying exposures. We do not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though we believe that these are effective economic hedges.

We account for derivative financial instruments in accordance with the accounting pronouncements that established accounting and reporting standards for derivative financial instruments.  These accounting pronouncements require us to recognize all derivatives as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. We recognize the fair value of all derivatives as either assets or liabilities on the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by the accounting pronouncements are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in AOCI, a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Other Recent Events

Since the onset of the recession in December 2007, the rate of payment defaults by lessees, borrowers and other financial counterparties has generally risen significantly.  Our Manager continuously reviews and evaluates our transactions to take such action as it deems necessary to mitigate any adverse developments on our liquidity, cash flows or profitability, which may include agreeing to restructure a transaction with one or more of our lessees, borrowers or other financial counterparties.  In the event of a restructuring of a transaction, our Manager generally expects that the lessee, borrower and/or other financial counterparty will ultimately be able to satisfy its obligations to us.  As a result thereof, our Manager has discussed and continues to discuss restructuring options with some of our lessees, borrowers and other financial counterparties.  In many instances, the transaction is not restructured and continues as initially structured.  Nevertheless, none of the other equipment leasing and financing funds managed by our Manager has experienced any material defaults in payment that would materially impact such fund’s liquidity, cash flows or profitability.  There can be no assurance that any future restructurings will not have an adverse effect on our financial position, results of operations or cash flows. Except as otherwise disclosed in this Annual Report on Form 10-K, our Manager has not agreed to restructure any of our transactions and we have not taken any impairment charges and there is no information that would cause our Manager to take an impairment charge on any of our transactions at this time.

Results of Operations for the Years Ended December 31, 2009 (“2009”) and 2008 (“2008”)

Our offering period ended on April 30, 2009 and our operating period commenced on May 1, 2009. We invested most of the net proceeds from our offering in equipment leases and other financing transactions. During our operating period, we have made and will continue to make investments with the cash generated from our initial investments and our additional investments to the extent that the cash is not used for expenses, reserves and distributions to members. As our investments mature, we may reinvest the proceeds in additional investments in equipment or other financing transactions. We anticipate incurring gains or losses on our investments during our operating period. Additionally, we expect to see our rental income and finance income increase, as well as related expenses such as depreciation and amortization expense and interest expense. We anticipate that the fees we pay our Manager to manage our investment portfolio will increase during this period as the size and volume of activity in our investment portfolio will increase.

Revenue for 2009 and 2008 is summarized as follows:

	Years Ended December 31,
	2009	2008	Change
Rental income	$59,604,472	$22,940,645	$36,663,827
Finance income	7,246,926	3,695,178	3,551,748
Income from investment in joint venture	573,040	325,235	247,805
Interest and other income	11,066,780	2,385,444	8,681,336

Total revenue	$78,491,218	$29,346,502	$49,144,716

Total revenue for 2009 increased $49,144,716 as compared to 2008. The increase in total revenue was primarily due to increases in rental income of approximately $36,664,000 due to the acquisitions of (i) the Gas Compressors by ICON Atlas in June 2009 and August 2009, (ii) the Diving Equipment by ICON Diving Marshall Islands in June 2009, (iii) mining equipment by ICON Murray in February 2009 and ICON Murray II in May 2009, (iv) motor coaches by ICON Coach in April 2009, and (v) the Barge by Victorious in March 2009. In addition, we recorded a full year of rental income during 2009 related to the acquisitions of (i) marine vessels by ICON Carina Holdings and ICON Corona Holdings in December 2008, (ii) marine vessels by ICON Eagle Holdings in November 2008, (iii) additional manufacturing equipment by ICON EAR in June 2008, (iv) the Dragline by ICON Magnum in May 2008, (v) marine vessels by ICON Aegean and ICON Arabian in April 2008 and (vi) the additional telecommunications equipment by ICON Global Crossing IV in March 2008. The increase in interest and other income was primarily due to the interest received from the notes receivable invested in by ICON ION in June 2009 and July 2009 and ICON Northern Leasing II in March 2009 and the interest earned in our money market accounts. In addition, we recorded a full year of interest income for the notes receivable invested in by ICON Appleton and ICON Northern Leasing in November 2008. The increase in interest and other income was primarily offset by a decrease in interest income from Solyndra, as this note was paid in full in July 2008. The increase in finance income was primarily due to the acquisitions of (i) the Leighton Vessel by ICON Eclipse and the Ocean Princess by ICON Ionian in October 2009, (ii) the other two Leighton Vessels by ICON Mynx and ICON Stealth in June 2009, and (iii) the additional telecommunications equipment by ICON Global Crossing IV in March 2009. In addition, we recorded a full year of finance income during 2009 related to the acquisition of auto parts manufacturing equipment by ICON French Equipment II in March 2008.

Expenses for 2009 and 2008 are summarized as follows:

	Years Ended December 31,
	2009	2008	Change

Management fees - Manager	$3,390,239	$1,474,993	$1,915,246
Administrative expense reimbursements - Manager	3,594,400	2,705,118	889,282
General and administrative	2,276,211	1,350,134	926,077
Interest	11,616,105	3,086,275	8,529,830
Depreciation and amortization	34,507,641	12,875,095	21,632,546
Bad debt expense	572,721	-	572,721
Impairment loss	3,429,316	-	3,429,316
Loss on financial instruments	25,642	55,495	(29,853)
Total expenses	$59,412,275	$21,547,110	$37,865,165

Total expenses for 2009 increased $37,865,165 as compared to 2008. The increase in total expenses was primarily due to increases in depreciation and amortization expense of approximately $21,633,000 due to the acquisitions of (i) the Gas Compressors by ICON Atlas in June 2009 and August 2009, (ii) the Diving Equipment by ICON Diving Marshall Islands in June 2009, (iii) mining equipment by ICON Murray in February 2009 and ICON Murray II in May 2009, (iv) motor coaches by ICON Coach in April 2009, and (v) the Barge by Victorious in March 2009.  The increase in depreciation and amortization expense was also due to the amortization expense for capitalized fees on direct finance leases for (i) the Leighton Vessel acquired by ICON Eclipse and the Ocean Princess acquired by ICON Ionian in October 2009, (ii) the other two Leighton Vessels acquired by ICON Mynx and ICON Stealth in June 2009, and (iii) the additional telecommunications equipment acquired by ICON Global Crossing IV in March 2009, as well as the amortization expense for capitalized fees on the notes receivable invested in by ICON ION in June 2009 and July 2009 and ICON Northern Leasing II in March 2009. In addition, we recorded a full year of depreciation and amortization expense during 2009 related to the acquisitions of (i) marine vessels by ICON Carina Holdings and ICON Corona Holdings in December 2008, (ii) marine vessels by ICON Eagle Holdings in November 2008, (iii) the notes receivable invested in by ICON Appleton and ICON Northern Leasing in November 2008, (iv) the Dragline by ICON Magnum in May 2008, (v) marine vessels by ICON Aegean and ICON Arabian in April 2008 and (vi) auto parts manufacturing equipment by ICON French Equipment II in March 2008. The increase in interest expense was primarily due to the interest incurred on the non-recourse debt owed by ICON Eclipse, ICON Ionian, ICON Mynx, ICON Stealth, ICON Eagle Holdings, ICON Corona Holdings, ICON Carina Holdings, ICON Mayon, ICON Aegean and ICON Arabian. The increase in impairment loss was due to the impairment charge recognized on the semiconductor manufacturing equipment owned by ICON EAR in 2009. The increase in Management fees – Manager and Administrative expense reimbursements – Manager resulted from our increased investment in equipment subject to lease and other financing transactions during 2009. The increase in general and administrative expense was primarily due to the accounts receivable balance for ICON EAR that was charged to bad debt expense and the increase in professional fees during 2009.

Noncontrolling Interests

Net income attributable to noncontrolling interests for 2009 increased $3,363,215 as compared to 2008. The increase in income attributable to noncontrolling interests was primarily due to our investment in controlling interests in (i) ICON Quattro, ICON Atlas and ICON ION during 2009, in each of which Fund Fourteen has a noncontrolling interest, (ii) Victorious in March 2009, in which Swiber has a noncontrolling interest and (iii) ICON Carina Holdings, ICON Corona Holdings and ICON Northern Leasing in 2008, in each of which Fund Ten has a noncontrolling interest. In addition, Fund Eleven acquired a noncontrolling interest in ICON Northern Leasing in 2008, which contributed to the increase in income attributable to noncontrolling interests. The increase in income attributable to noncontrolling interests was offset by the impairment loss recorded by ICON EAR, in which Fund Eleven has a noncontrolling interest.

Net Income Attributable to Fund Twelve

As a result of the foregoing changes from 2008 to 2009, net income attributable to us for 2009 and 2008 was $13,858,916 and $5,942,580, respectively. Net income attributable to us per weighted average additional Share for 2009 and 2008 was $41.08 and $32.36, respectively.

Results of Operations for the Years Ended December 31, 2008 (“2008”) and 2007 (“2007”)

Revenue for 2008 and 2007 is summarized as follows:

	Years Ended December 31,
	2008	2007	Change
Rental income	$22,940,645	$3,745,463	$19,195,182
Finance income	3,695,178	762,779	2,932,399
Income from investment in joint venture	325,235	-	325,235
Interest and other income	2,385,444	322,073	2,063,371

Total revenue	$29,346,502	$4,830,315	$24,516,187

Total revenue for 2008 increased $24,516,187 as compared to 2007. The increase in total revenue was primarily attributable to increases in rental income due to the acquisitions of approximately $10,585,000 of (i) additional telecommunications equipment by ICON Global Crossing IV in March 2008, (ii) the Vroon Vessels owned by ICON Aegean and ICON Arabian in April 2008, (iii) the Dragline owned by ICON Magnum in May 2008, (iv) additional manufacturing equipment by ICON EAR prior to June 30, 2008, (v) the marine vessels owned by ICON Eagle Holdings in November 2008 and (vi) the marine vessels owned by ICON Carina Holdings and ICON Corona Holdings in December 2008. In addition, we recognized a full year of rental income for 2007 acquisitions of (i) the marine vessel owned by ICON Mayon in July 2007, (ii) the machining and metal working equipment acquired from LC Manufacturing in September 2007, (iii) the telecommunications equipment owned by ICON Global Crossing IV after the second quarter of 2007 and (iv) the equipment owned by ICON EAR and the machining and metal working equipment acquired from Crow in December 2007, which resulted in an increase of approximately $8,611,000.  The increase in finance income was from ICON French Equipment II’s investment in a finance lease with Sealynx in March 2008 and ICON Global Crossing IV’s investment in a finance lease with Global Crossing after the second quarter of 2007, which resulted in increases of approximately $1,510,000 and $1,422,000, respectively.  The increase in interest income was due to the interest received on our money market account as well as the notes receivable with Solyndra, Appleton and NCA XIV and NCA XV.

Expenses for 2008 and 2007 are summarized as follows:

	Years Ended December 31,
	2008	2007	Change

Management fees - Manager	$1,474,993	$178,289	$1,296,704
Administrative expense reimbursements - Manager	2,705,118	1,346,866	1,358,252
General and administrative	1,350,134	161,497	1,188,637
Interest	3,086,275	704,418	2,381,857
Depreciation and amortization	12,875,095	1,860,863	11,014,232
Loss on financial instruments	55,495	25,024	30,471

Total expenses	$21,547,110	$4,276,957	$17,270,153

Total expenses for 2008 increased $17,270,153 as compared to 2007. The increase in total expenses was primarily attributable to increases in depreciation and amortization expense due to acquisitions of approximately $6,089,000 of (i) additional telecommunications equipment by ICON Global Crossing IV in March 2008, (ii) the auto parts manufacturing equipment owned by ICON French Equipment II in March 2008, (iii) the Vroon Vessels owned by ICON Aegean and ICON Arabian in April 2008, (iv) the Dragline owned by ICON Magnum in May 2008, (v) the additional manufacturing equipment acquired by ICON EAR prior to June 30, 2008, (vi) the marine vessels owned by ICON Eagle Holdings and the notes receivable invested in by ICON Appleton and ICON Northern Leasing in November 2008 and (vii) the marine vessels owned by ICON Carina Holdings and ICON Corona Holdings in December 2008. In addition, we recognized a full year of depreciation for 2007 acquisitions of (i) the marine vessel owned by ICON Mayon in July 2007, (ii) the machining and metal working equipment acquired from LC Manufacturing in September 2007, (iii) the telecommunications equipment owned by ICON Global Crossing IV after the second quarter of 2007 and (iv) the manufacturing equipment owned by ICON EAR and the machining and metal working equipment acquired from Crow in December 2007, which resulted in an increase of approximately $4,925,000. The increase in interest expense was primarily due to the interest incurred on the non-recourse debt owed by ICON Aegean, ICON Arabian and ICON Mayon. The increase in Management fees – Manager resulted from our increased investment in leased assets in 2008. Administrative expense reimbursements - Manager are costs incurred by our Manager that are necessary to our operations.  These costs include our Manager’s legal, accounting, investor relations and operations personnel, as well as professional fees and other costs, that are charged to us based upon the percentage of time such personnel dedicate to our operations. Both Management fees – Manager and Administrative expense reimbursements – Manager are expected to increase as we make more investments. The increase in general and administrative expenses was primarily due to the increase in professional fees during 2008.

Noncontrolling Interests

Net income attributable to noncontrolling interests for 2008 increased $1,420,306 as compared to 2007. The increase in income attributable to noncontrolling interests was primarily due to our investments in ICON Carina Holdings, ICON Corona Holdings and ICON Northern Leasing in 2008. Fund Ten has a noncontrolling interest in ICON Carina Holdings, ICON Corona Holdings and ICON Northern Leasing, which resulted in the increase in income attributable to noncontrolling interests. Also contributing to the increase was the full year impact of Fund Ten’s noncontrolling interest in ICON Mayon, which acquired the Mayon Spirit in July 2007. The increase in income attributable to noncontrolling interests was also due to the noncontrolling interest that Fund Eleven has in ICON Northern Leasing, which was acquired in 2008 and the full year impact of Fund Eleven’s noncontrolling interest in ICON EAR, which was acquired in December 2007.

Net Income Attributable to Fund Twelve

As a result of the foregoing changes from 2007 to 2008, net income attributable to us for 2008 and 2007 was $5,942,580 and $116,852, respectively. Net income attributable to us per weighted average additional Share for 2008 and 2007 was $32.36 and $2.45, respectively.

Financial Condition

This section discusses the major balance sheet variances from 2009 compared to 2008.

Total Assets

Total assets increased $182,392,844, from $438,585,542 at December 31, 2008 to $620,978,386 at December 31, 2009. The increase was primarily due to cash proceeds received from our equity raise, which provided us with funds to make additional investments during 2009. We acquired the Gas Compressors owned by ICON Atlas, the Diving Equipment, the Barge, the motor coaches owned by ICON Coach, and the mining equipment owned by ICON Murray and ICON Murray II during 2009, which accounted for the increase in our leased equipment at cost. The increase in our leased equipment at cost was offset by the recognition of depreciation expense on all of our assets and impairment charges recognized on the semiconductor manufacturing equipment owned by ICON EAR. The increase in notes receivable was due to our investments in notes receivable through ICON Quattro, ICON ION and ICON Northern Leasing II during 2009. The increase in net investment in finance leases resulted from our investments in the Leighton Vessels, the Ocean Princess, and additional telecommunications equipment during 2009. In addition, we capitalized the deferred financing costs and initial direct costs associated with acquisitions entered into during 2009.

Current Assets

Current assets increased $10,524,732, from $71,097,660 at December 31, 2008 to $81,622,392 at December 31, 2009, primarily due to the cash proceeds used to invest in additional equipment subject to lease and other financing transactions entered into during 2009. In addition, we classified the assets owned by ICON EAR as assets held for sale, net of selling costs, as we intend to sell the assets during 2010. We also classified as other current assets a portion of the deferred financing costs and initial direct costs associated with acquisitions entered into during 2009.

Total Liabilities

Total liabilities increased $104,350,091, from $174,993,070 at December 31, 2008 to $279,343,161 at December 31, 2009.  The increase was primarily due to the non-recourse debt obligations incurred by ICON Eclipse, ICON Ionian, ICON Mynx, ICON Stealth and ICON Victorious during 2009.

Current Liabilities

Current liabilities increased $16,807,316, from $41,491,899 at December 31, 2008 to $58,299,215 at December 31, 2009.  The increase was primarily due to the non-recourse debt obligations incurred by ICON Eclipse, ICON Ionian, ICON Mynx and ICON Stealth during 2009.

Equity

Equity increased $78,042,753, from $263,592,472 at December 31, 2008 to $341,635,225 at December 31, 2009. The majority of this balance was primarily due to our equity raise, which was partially offset by the distributions paid to our members and noncontrolling interests, the organizational and offering expense allowance paid to our Manager, the sales commissions paid to third party broker-dealers and underwriting fees paid to ICON Securities. Equity also increased as a result of our net income for 2009 and the contributions made by Swiber and Fund Fourteen in connection with our joint ventures.

Liquidity and Capital Resources

Summary

At December 31, 2009 and 2008, we had cash and cash equivalents of $27,075,059 and $45,408,378, respectively. During our offering period, our main source of cash was from financing activities and our main use of cash was in investing activities. During our operating period, our main source of cash is from operating activities and our main use of cash is in investing and financing activities.

Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from sale of our investments exceed expenses and decreasing as we enter into new investments, pay distributions to our members and to the extent expenses exceed cash flows from operations and proceeds from sale of our investments.

We currently have adequate cash balances and generate a sufficient amount of cash flow from operations to meet our short-term working capital requirements.  We expect to generate sufficient cash flows from operations to sustain our working capital requirements in the foreseeable future. In the event that our working capital is not adequate to fund our short-term liquidity needs, we could borrow against our revolving line of credit, with $27,640,000 available at December 31, 2009, to meet such requirements. Our revolving line of credit is discussed in further detail in “Financings and Borrowings” below.

We anticipate that our liquidity requirements for the remaining life of the fund will be financed by the expected results of operations, as well as cash received from our investments at maturity.

We anticipate being able to meet our liquidity requirements into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.  See “Item 1A. Risk Factors.”

Cash Flows

The following table sets forth summary cash flow data:

			For the Period from
			May 25, 2007
			(Commencement of
	Years Ended December 31,		Operations) through
	2009	2008	December 31, 2007

Net cash provided by (used in):

Operating activities	$28,769,289	$13,684,207	$983,164
Investing activities	(88,951,923)	(159,142,765)	(58,350,968)
Financing activities	41,819,222	168,713,518	79,520,707
Effects of exchange rates on cash and cash equivalents	30,093	(1,485)	-

Net (decrease) increase in cash and cash equivalents	$(18,333,319)	$23,253,475	$22,152,903

Note: See the Consolidated Statements of Cash Flows included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities

Cash provided by operating activities increased $15,085,082, from $13,684,207 in 2008 to $28,769,289 in 2009. The increase was primarily related to the increase in collection of approximately $6,544,000 in receivables from our finance leases, primarily from our investments in ICON Eclipse and ICON Ionian in October 2009, ICON Mynx and ICON Stealth in June 2009 and the additional leases entered into by ICON Global Crossing IV in March 2009. In addition, we collected a full year of receivables from our finance lease for ICON French Equipment II, which lease commenced in March 2008.

Investing Activities

Cash used in investing activities decreased $70,190,842, from $159,142,765 in 2008 to $88,951,923 in 2009.  The decrease in the use of cash for investing activities was primarily related to our increased use of borrowings for the investments we made in 2009 as compared to 2008, which resulted in less cash being expended for our investing activities.

Financing Activities

Cash provided by financing activities decreased $126,894,296, from $168,713,518 in 2008 to $41,819,222 in 2009.  Our offering period ended on April 30, 2009, which primarily accounts for the decrease in cash provided by financing activities. We raised additional net capital of approximately $92,911,000 during 2008 as compared to 2009, as we raised equity for a full year in 2008 as compared to four months in 2009. The cash distributions paid to our members and noncontrolling interests were higher in 2009 as we had additional members receiving distributions in 2009 and collected payments from additional lease and other financing transactions. In addition, we received $27,000,000 from our borrowings of non-recourse long-term debt in 2008, as compared to approximately $3,205,000 in 2009.

Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at December 31, 2009 of $220,267,838.  Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender. If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.

Revolving Line of Credit, Recourse

We and certain entities managed by our Manager, Fund Eight B, Fund Nine, Fund Ten, Fund Eleven and Fund Fourteen (collectively, the “ICON Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with CB&T. The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the ICON Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the ICON Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At December 31, 2009, no amounts were accrued related to our joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the ICON Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the ICON Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at December 31, 2009 was 4.0%. In addition, the ICON Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

Aggregate borrowings by all ICON Borrowers under the Facility amounted to $2,360,000 at December 31, 2009.  We had no borrowings outstanding under the Facility as of such date.  The balances of $100,000 and $2,260,000 were borrowed by Fund Ten and Fund Eleven, respectively.  As of March 24, 2010, Fund Ten and Fund Eleven had outstanding borrowings under the Facility of $700,000 and $0, respectively.

Pursuant to the Loan Agreement, the ICON Borrowers are required to comply with certain covenants.  At December 31, 2009, the ICON Borrowers were in compliance with all covenants. For additional information, see Note 8 to our consolidated financial statements.

Distributions

We, at our Manager’s discretion, pay monthly distributions to our members and noncontrolling interests starting with the first month after each member’s admission and the commencement of our joint venture operations, respectively, and we expect to continue to pay such distributions until the end of our operating period. We paid distributions to our additional members of $31,554,863, $16,072,151 and $2,040,455, respectively, for the years ended December 31, 2009, 2008 and 2007.  We paid distributions to our Manager of $318,725, $162,440 and $20,561, respectively, for the years ended December 31, 2009, 2008 and 2007. We paid distributions to our noncontrolling interests of $13,458,787, $1,943,705 and $0, respectively, for the years ended December 31, 2009, 2008 and 2007.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2009, we had non-recourse debt obligations. The lender has a security interest in the majority of the equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the equipment.  In such cases, the lender is being paid directly by the lessee.  If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At December 31, 2009, our outstanding non-recourse long-term indebtedness was $220,267,838.  We are a party to the Facility, as discussed in “Financings and Borrowings” above. We had no borrowings under the Facility at December 31, 2009.

Principal and interest maturities of our debt and related interest consisted of the following at December 31, 2009:

	Payments Due by Period
		Less Than 1	1 - 3	4 -5
	Total	Year	Years	Years
Non-recourse debt	$220,267,838	$43,305,938	$83,977,704	$92,984,196
Non-recourse interest	34,752,683	12,329,760	16,168,094	6,254,829

	$255,020,521	$55,635,698	$100,145,798	$99,239,025

The Participating Funds have entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investments. The term of the credit support agreement matches the term of the schedules to the master lease agreement. No amounts were accrued at December 31, 2009 and our Manager cannot reasonably estimate at this time the maximum potential amounts, if any, that may become payable under the credit support agreement.

In connection with the acquisitions of the Eagle Auriga, the Eagle Centaurus, the Eagle Carina and the Eagle Corona, we, through ICON Eagle Holdings, ICON Carina Holdings and ICON Corona Holdings, maintain four restricted cash accounts with Fortis. These restricted cash accounts consist of the free cash balances that result from the difference between the bareboat charter payments from AET and the repayments on the non-recourse long-term debt to Fortis and DVB. The account of ICON Eagle Holdings is cross-collateralized and the free cash remains in the restricted cash account until an aggregate amount of $500,000 is funded into the account. Thereafter, all cash in excess of $500,000 can be distributed. The free cash for ICON Carina Holdings and ICON Corona Holdings remain in their restricted cash accounts until $500,000 is funded into each account. Thereafter, all free cash in excess of $500,000 can be distributed from the respective accounts.

In connection with the acquistions of the Leighton Vessels, we, through ICON Mynx, ICON Stealth and ICON Eclipse, are required to maintain a minimum aggregate cash balance of $450,000 among the respective bank accounts of ICON Mynx, ICON Stealth and ICON Eclipse.

In connection with the acquisition of the Ocean Princess, we, through ICON Ionian, are required to maintain a minimum cash balance of $300,000 with Nordea at all times.

The aforementioned cash amounts are presented within other non-current assets in our consolidated balance sheets as of December 31, 2009 and 2008.

We have entered into certain residual sharing and remarketing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas. The obligation related to these agreements is recorded at fair value.

Off-Balance Sheet Transactions

None.

Subsequent Event

On December 18, 2009, we, through our wholly-owned subsidiary, ICON Faulkner, LLC (“ICON Faulkner”), a Marshall Islands limited liability company, entered into a Memorandum of Agreement (the “Faulkner MOA”) to purchase the pipelay barge, the Leighton Faulkner, from Leighton Contractors (Asia) Limited (“Leighton Contractors”) for $20,000,000.  Simultaneously with the execution of the Faulkner MOA, ICON Faulkner entered into a bareboat charter with Leighton Contractors for a period of 96 months commencing on the closing date.  The acquisition closed on January 5, 2010.  The purchase price for the Leighton Faulkner consisted of $1,000,000 in cash and $19,000,000 in a non-recourse loan, which included $12,000,000 of senior debt pursuant to a senior facility agreement with Standard Chartered and $7,000,000 of subordinated seller’s credit.  The loan has a term of five years, with an option to extend for another three years. The interest rate has been fixed pursuant to a swap agreement.  All of Leighton Contractors’ obligations are guaranteed by its ultimate parent company, Leighton Holdings, a publicly traded company on the Australian Stock Exchange.  We paid an acquisition fee to our Manager of approximately $600,000 relating to this transaction.

Inflation and Interest Rates

The potential effects of inflation on us are difficult to predict. If the general economy experiences significant rates of inflation, it could affect us in a number of ways.  We do not currently have or expect to have rent escalation clauses tied to inflation in our leases. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease termination (and thus the overall cash flow from our leases) may increase with inflation as the cost of similar new and used equipment increases.

If interest rates increase significantly, leases already in place would generally not be affected.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We, like most other companies, are exposed to certain market risks, which include changes in interest rates and the demand for equipment owned by us.  We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant at this time to both our financial position and our results of operations.

We currently have twelve outstanding notes payable, which are our non-recourse debt obligations.  With respect to the non-recourse debt that is subject to variable interest, the interest rate for each non-recourse debt obligation is fixed pursuant to an interest rate swap to allow us to mitigate interest rate fluctuations.  As a result, we consider this a fixed position and, therefore, the conditions in the credit markets as of December 31, 2009 have not had any impact on us.  In addition, we have considered the risk of counterparty performance of our interest rate swaps by considering, among other things, the credit agency ratings of our counterparties.  Based on this assessment, we believe that the risk of counterparty non-performance is minimal.  With respect to our revolving line of credit, which is subject to a variable interest rate, we have no outstanding amounts due as of December 31, 2009.  Our Manager has evaluated the impact of the condition of the credit markets on our future cash flows and we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further.

We engage in leasing and other financing transactions relating to the use of equipment by domestic and foreign lessees and borrowers outside of the United States. Although certain of our transactions are denominated in Euros and pounds sterling, substantially all of our transactions are denominated in the U.S. dollar, therefore reducing our risk to currency translation exposures. In addition, to further reduce this risk, we at times enter into currency hedges to reduce our risk to currency translation exposure on our foreign denominated transactions. To date, our exposure to exchange rate volatility has not been significant.  We have also considered the risk of counterparty performance on our foreign currency hedges by considering, among other things, the credit ratings of our counterparty. Nevertheless, there can be no assurance that currency translation exposures will not have a material impact on our financial position, results of operations or cash flow in the future.

To hedge our variable interest rate risk, we have and may in the future enter into interest rate swap contracts that will effectively convert the underlying floating interest rates to a fixed interest rate. In general, these swap agreements will reduce our interest rate risk associated with variable interest rate borrowings.  However, we will be exposed to and will manage credit risk associated with our counterparties to our swap agreements by dealing only with institutions our Manager considers financially sound.

On July 24, 2007, we entered into an interest rate swap contract with Fortis in order to fix the variable interest rate on our non-recourse debt obligation related to the Mayon Spirit and to minimize our risk for interest rate fluctuations. After giving effect to the swap agreement, we have a fixed interest rate of 6.35% per year.

On April 24, 2008, we entered into interest rate swap contracts with Fortis in order to fix the variable interest rate on our non-recourse debt obligations related to the Vroon Vessels and to minimize our risk for interest rate fluctuations. After giving effect to the swap agreements, we have a fixed interest rate of 3.93% per year.

We entered into interest rate swap contracts with Fortis and DVB in order to fix the variable interest rates on our non-recourse debt obligations related to the Eagle Auriga on November 18, 2008, the Eagle Centaurus on November 12, 2008, the Eagle Carina on December 4, 2008 and the Eagle Corona on January 5, 2009 and to minimize our risk for interest rate fluctuations. After giving effect to the swap agreements, we have fixed interest rates of 4.94%, 4.63%, 3.85% and 4.015% with respect to the non-recourse debt obligations of the Eagle Auriga, the Eagle Centaurus, the Eagle Carina and for the Eagle Corona, respectively.

On June 26, 2009, we entered into interest rate swap contracts with Fortis in order to fix the variable interest rate on our non-recourse debt obligations related to ICON Mynx and ICON Stealth and to minimize our risk for interest rate fluctuations. After giving effect to the swap agreements, we have a fixed interest rate of 7.05% per year for the Senior Tranche.

On June 30, 2009, we entered into an interest rate swap contract with Standard Chartered in order to fix the variable interest rate on our non-recourse debt obligation related to ICON Eclipse and to minimize our risk for interest rate fluctuations. After giving effect to the swap agreement, we have a fixed interest rate of 7.25% per year for the Eclipse Senior Tranche.

On October 30, 2009, we entered into an interest rate swap contract with Nordea Bank Finland Plc. in order to fix the variable interest rate on our non-recourse debt obligation related to the Ocean Princess and to minimize our risk for interest rate fluctuations. After giving effect to the swap agreement, we have a fixed interest rate of 5.54% per year. We account for this swap contract as a non-designated derivative instrument and will recognize any change in the fair value directly in earnings.

We manage our exposure to equipment and residual risk by monitoring the markets our equipment is in and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON Leasing Fund Twelve, LLC

We have audited the accompanying consolidated balance sheets of ICON Leasing Fund Twelve, LLC (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Leasing Fund Twelve, LLC at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company adopted and, for presentation and disclosure purposes, retrospectively applied the new accounting pronouncement for noncontrolling interests on January 1, 2009.

/s/ Ernst & Young, LLP

March 30, 2010
New York, New York

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$27,075,059	$45,408,378
Current portion of net investment in finance leases	18,783,013	6,175,219
Current portion of notes receivable	22,786,334	17,058,414
Other current assets	3,995,632	2,455,649
Assets held for sale, net	8,982,354	-

Total current assets	81,622,392	71,097,660

Non-current assets:
Net investment in finance leases, less current portion	137,797,207	20,723,514
Leased equipment at cost (less accumulated depreciation of
$43,506,562 and $14,178,194, respectively)	335,480,153	302,253,674
Notes receivable, less current portion	51,122,271	35,641,940
Investment in joint venture	4,609,644	5,374,899
Derivative instrument	-	92,388
Due from Manager and affiliates	-	641,568
Other non-current assets, net	10,346,719	2,759,899

Total non-current assets	539,355,994	367,487,882

Total Assets	$620,978,386	$438,585,542

Liabilities and Equity

Current liabilities:
Current portion of non-recourse long-term debt	$43,305,938	$29,073,897
Derivative instruments	4,779,552	5,431,968
Deferred revenue	6,576,971	4,608,711
Due to Manager and affiliates	482,301	330,980
Accrued expenses and other current liabilities	3,154,453	2,046,343

Total current liabilities	58,299,215	41,491,899

Non-current liabilities:
Non-recourse long-term debt, less current portion	176,961,900	133,501,171
Other non-current liabilities	44,082,046	-

Total non-current liabilities	221,043,946	133,501,171

Total Liabilities	279,343,161	174,993,070

Commitments and contingencies (Note 16)

Equity:
Members' Equity:
Additional Members	278,405,366	229,360,768
Manager	(301,542)	(121,406)
Accumulated other comprehensive loss	(5,024,109)	(5,751,632)

Total Members' Equity	273,079,715	223,487,730

Noncontrolling Interests	68,555,510	40,104,742

Total Equity	341,635,225	263,592,472

Total Liabilities and Equity	$620,978,386	$438,585,542

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations

			For the Period from
			May 25, 2007
			(Commencement of
	Years Ended December 31,		Operations) through
	2009	2008	December 31, 2007

Revenue:
Rental income	$59,604,472	$22,940,645	$3,745,463
Finance income	7,246,926	3,695,178	762,779
Income from investment in joint venture	573,040	325,235	-
Interest and other income	11,066,780	2,385,444	322,073

Total revenue	78,491,218	29,346,502	4,830,315

Expenses:
Management fees - Manager	3,390,239	1,474,993	178,289
Administrative expense reimbursements - Manager	3,594,400	2,705,118	1,346,866
General and administrative	2,276,211	1,350,134	161,497
Interest	11,616,105	3,086,275	704,418
Depreciation and amortization	34,507,641	12,875,095	1,860,863
Bad debt expense	572,721	-	-
Impairment loss	3,429,316	-	-
Loss on financial instruments	25,642	55,495	25,024

Total expenses	59,412,275	21,547,110	4,276,957

Net income	19,078,943	7,799,392	553,358

Less: Net income attributable to noncontrolling interests	(5,220,027)	(1,856,812)	(436,506)

Net income attributable to Fund Twelve	$13,858,916	$5,942,580	$116,852

Net income attributable to Fund Twelve allocable to:
Additional Members	$13,720,327	$5,883,154	$115,683
Manager	138,589	59,426	1,169

	$13,858,916	$5,942,580	$116,852

Weighted average number of additional shares of
limited liability company interests outstanding	333,979	181,777	47,186

Net income attributable to Fund Twelve per weighted
average additional share of limited liability company
interests	$41.08	$32.36	$2.45

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity

	Additional Shares of Limited Liability Company Interests	Additional Members	Manager	Accumulated Other Comprehensive Loss	Total Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2006	1	$1,000	$1,000	$-	$2,000	$-	$2,000

Comprehensive income:
Net income	-	115,683	1,169	-	116,852	436,506	553,358
Change in valuation of
interest rate swap contracts	-	-	-	(349,950)	(349,950)	(336,226)	(686,176)
Total comprehensive loss					(233,098)	100,280	(132,818)
Proceeds from issuance of additional shares
of limited liability company interests	93,805	93,670,295	-	-	93,670,295	-	93,670,295
Shares of limited liability company interests repurchased	(1)	(1,000)			(1,000)	-	(1,000)
Sales and offering expenses	-	(12,087,572)	-	-	(12,087,572)	-	(12,087,572)
Cash distributions	-	(2,040,455)	(20,561)	-	(2,061,016)	-	(2,061,016)
Investment in joint venture by noncontrolling interest	-	-	-	-	-	10,762,478	10,762,478

Balance, December 31, 2007	93,805	$79,657,951	$(18,392)	$(349,950)	$79,289,609	$10,862,758	$90,152,367

Comprehensive income:
Net income	-	5,883,154	59,426	-	5,942,580	1,856,812	7,799,392
Change in valuation of
derivative instruments	-			(4,455,706)	(4,455,706)	(279,661)	(4,735,367)
Currency translation adjustment	-			(945,976)	(945,976)	-	(945,976)
Total comprehensive income					540,898	1,577,151	2,118,049
Proceeds from issuance of additional shares
of limited liability company interests	180,184	179,455,836	-	-	179,455,836	-	179,455,836
Sales and offering expenses	-	(19,564,022)	-	-	(19,564,022)	-	(19,564,022)
Cash distributions	-	(16,072,151)	(162,440)	-	(16,234,591)	(1,943,705)	(18,178,296)
Investments in joint ventures by noncontrolling interests	-	-	-	-	-	29,608,538	29,608,538

Balance, December 31, 2008	273,989	$229,360,768	$(121,406)	$(5,751,632)	$223,487,730	$40,104,742	$263,592,472

Comprehensive income:
Net income	-	13,720,327	138,589	-	13,858,916	5,220,027	19,078,943
Change in valuation of
derivative instruments	-	-	-	555,127	555,127	231,872	786,999
Currency translation adjustment	-	-	-	172,396	172,396	-	172,396
Total comprehensive income					14,586,439	5,451,899	20,038,338
Proceeds from issuance of additional shares
of limited liability company interests	74,837	74,561,816	-	-	74,561,816	-	74,561,816
Sales and offering expenses	-	(7,580,626)	-	-	(7,580,626)	-	(7,580,626)
Cash distributions	-	(31,554,863)	(318,725)	-	(31,873,588)	(13,458,787)	(45,332,375)
Shares of limited liability company interests repurchased	(117)	(102,056)	-	-	(102,056)	-	(102,056)
Investments in joint ventures by noncontrolling interests	-	-	-	-	-	36,457,656	36,457,656

Balance, December 31, 2009	348,709	$278,405,366	$(301,542)	$(5,024,109)	$273,079,715	$68,555,510	$341,635,225

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

			For the Period from
			May 25, 2007
			(Commencement of
	Years Ended December 31,		Operations) through
	2009	2008	December 31, 2007

Cash flows from operating activities:
Net income	$19,078,943	$7,799,392	$553,358
Adjustments to reconcile net income to net cash provided by
operating activities:
Rental income paid directly to lenders by lessees	(36,136,272)	(11,314,201)	(3,261,468)
Finance income	(7,246,926)	(3,695,178)	(762,779)
Income from investment in joint venture	(573,040)	(325,235)	-
Depreciation and amortization	34,507,641	12,875,095	1,860,863
Interest expense on non-recourse financing paid directly
to lenders by lessees	7,422,605	2,944,076	674,781
Interest expense from amortization of debt financing costs	959,712	142,199	18,436
Accretion of seller's credit and other	756,948	-	-
Impairment loss	3,429,316	-	-
Bad debt expense	572,721	-	-
Loss on financial instruments	25,642	55,495	25,024
Changes in operating assets and liabilities:
Collection of finance leases	15,788,477	9,244,453	1,142,760
Other assets, net	(11,727,785)	(4,617,634)	(189,187)
Accrued expenses and other current liabilities	(692,743)	1,194,823	132,620
Deferred revenue	1,968,260	(1,342,076)	541,830
Due to/from Manager and affiliates, net	62,750	397,763	246,926
Distributions from joint venture	573,040	325,235	-

Net cash provided by operating activities	28,769,289	13,684,207	983,164

Cash flows from investing activities:
Purchase of equipment	(69,304,587)	(120,866,253)	(54,022,668)
Investment in joint venture	-	(5,615,735)	-
Distributions received from joint venture in excess of profits	765,255	240,836	-
Restricted cash	(1,071,816)	-	-
Investment in notes receivable	(38,359,443)	(38,599,487)	(4,328,300)
Repayment of notes receivable	19,018,668	5,697,874	-

Net cash used in investing activities	(88,951,923)	(159,142,765)	(58,350,968)

Cash flows from financing activities:
Proceeds from non-recourse long-term debt	3,205,167	27,000,000	-
Repayments of non-recourse long-term debt	(1,740,000)	-	-
Issuance of additional shares of limited liability company interests,
net of sales and offering expenses	66,981,190	159,891,814	81,581,723
Shares of limited liability company interests repurchased	(102,056)	-	-
Investment in joint ventures by noncontrolling interest	18,807,296	-	-
Distributions to noncontrolling interests	(13,458,787)	(1,943,705)	-
Cash distributions to members	(31,873,588)	(16,234,591)	(2,061,016)

Net cash provided by financing activities	41,819,222	168,713,518	79,520,707

Effects of exchange rates on cash and cash equivalents	30,093	(1,485)	-

Net (decrease) increase in cash and cash equivalents	(18,333,319)	23,253,475	22,152,903

Cash and cash equivalents, beginning of the year	45,408,378	22,154,903	2,000

Cash and cash equivalents, end of the year	$27,075,059	$45,408,378	$22,154,903
[

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

			For the Period from
			May 25, 2007
			(Commencement of
	Years Ended December 31,		Operations) through
	2009	2008	December 31, 2007

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$1,723,285	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Principal and interest on non-recourse long-term debt
paid directly to lenders by lessees	$36,136,272	$11,314,201	$3,261,468

Equipment purchased with non-recourse long-term debt paid directly by lender	$85,300,000	$121,699,640	$24,938,433

Equipment purchased with subordinated financing provided by seller	$58,300,000	$-	$-

Investment in joint venture by noncontrolling interest	$18,381,998	$28,548,220	$10,762,478

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

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

The LLC’s principal investment objective is to obtain the maximum economic return from its investments for the benefit of its members.  To achieve this objective, the LLC: (i) acquires a diversified portfolio by making investments in leases, notes receivable and other financing transactions; (ii) makes monthly cash distributions, at the LLC’s manager’s discretion, to its members commencing with each member’s admission to the LLC, continuing until the end of the operating period; (iii) reinvests substantially all undistributed cash from operations and cash from sales of equipment and other financing transactions during the operating period; and (iv) will dispose of its investments and distribute the excess cash from such dispositions to its members beginning with the commencement of the liquidation period.  The LLC is currently in its operating period, which commenced on May 1, 2009.

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

The LLC offered shares of limited liability company interests (the “Shares”) with the intent to raise up to $410,800,000 of capital, consisting of 400,000 Shares at a purchase price of $1,000 per share and an additional 12,000 Shares, which were reserved for the LLC’s distribution reinvestment plan (the “Distribution Reinvestment Plan”). The Distribution Reinvestment Plan allowed investors to purchase additional Shares with distributions received from the LLC and/or certain other funds managed by the Manager at a discounted share price of $900. The LLC had its initial closing on May 25, 2007 (the “Commencement of Operations”) with the admission of investors that purchased Shares.

The LLC’s offering period ended on April 30, 2009, and its operating period commenced on May 1, 2009. Through April 30, 2009, the LLC sold approximately 348,826 Shares, including approximately 11,393 Shares issued in connection with the LLC’s Distribution Reinvestment Plan, representing $347,686,947 of capital contributions. Through December 31, 2009, 117 Shares have been repurchased by the LLC pursuant to its repurchase plan. Beginning with the Commencement of Operations through December 31, 2009, the LLC paid $26,995,024 of sales commissions to third parties, $5,488,440 of organizational and offering expense allowance to the Manager and $6,748,756 of underwriting fees to ICON Securities Corp., a wholly-owned subsidiary of the Manager (“ICON Securities”), the dealer-manager of the LLC’s offering.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(2)	Summary of Significant Accounting Policies - continued

The LLC’s cash and cash equivalents are held principally at two financial institutions and at times may exceed insured limits.  The LLC has placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

Risks and Uncertainties

In the normal course of business, the LLC is exposed to two significant types of economic risk: credit and market.   Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to lessees, borrowers or other counterparties are dispersed across different industry segments within the United States of America and throughout the world.  Although the LLC does not currently foresee a concentrated credit risk associated with its lessees, borrowers or other counterparties, contractual payments are dependent upon the financial stability of the industry segments in which such counterparties operate.  See Note 13 for a discussion of concentrations of risk.

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

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight-line basis over the lease term, which typically ranges from 3 to 8 years, to the asset’s residual value.

The Manager has an investment committee that approves each new equipment lease and other financing transaction.  As part of its process, the investment committee determines the residual value, if any, to be used once the investment has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with the LLC’s impairment review policy.

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
December 31, 2009

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

Revenue Recognition

The LLC leases equipment to third parties and each such lease is classified as either a finance lease or an operating lease, which is determined based upon the terms of each lease.  For a finance lease, initial direct costs are capitalized and amortized over the term of the related lease.  For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

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
December 31, 2009

(2)	Summary of Significant Accounting Policies - continued

For notes receivable, the LLC uses the effective interest rate method to recognize interest income, which produces a constant periodic rate of return on the investment, when earned.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due.  Additionally, the LLC periodically reviews the creditworthiness of companies with payments outstanding less than 90 days.  Based upon the Manager’s judgment, accounts may be placed in a non-accrual status.  Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the LLC believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received. No allowance was deemed necessary at December 31, 2009 and 2008.

Notes Receivable

Notes receivable are reported in the LLC’s consolidated balance sheets at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs on originated loans are reported as other current and other non-current assets in the LLC’s consolidated balance sheets. Unearned income, discounts and premiums are amortized to interest income using the effective interest rate method in the LLC’s consolidated statements of operations. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance. Notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the LLC periodically reviews the creditworthiness of companies with payments outstanding less than 90 days.  Based upon the Manager’s judgment, accounts may be placed in a non-accrual status.  Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the LLC believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Initial Direct Costs

The LLC capitalizes initial direct costs associated with the origination and funding of leased assets and other financing transactions in accordance with the accounting pronouncement that accounts for nonrefundable fees and costs associated with originating or acquiring loans and initial direct costs of leases. The costs are amortized on a lease by lease basis based on the actual lease term using a straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in the LLC’s consolidated statements of operations. Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense in the LLC’s consolidated statements of operations.

Acquisition Fees

Pursuant to the LLC Agreement, the LLC pays acquisition fees to the Manager equal to 3% of the purchase price of the LLC’s investments. These fees are capitalized and included in the cost of the investment in the LLC’s consolidated balance sheets.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(2)	Summary of Significant Accounting Policies - continued

Foreign Currency Translation

Assets and liabilities having non-U.S. dollar functional currencies are translated at month-end exchange rates. Contributed capital accounts are translated at the historical rate of exchange when the capital was contributed or distributed. Revenues, expenses and cash flow items are translated at the weighted average exchange rate for the period. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss (“AOCI”) in the LLC’s consolidated balance sheets.

Warrants

Warrants held by the LLC are not registered for public sale and are revalued on a quarterly basis.  The revaluation of warrants is calculated using the Black-Scholes option pricing model.  The assumptions utilized in the Black-Scholes model include share price, strike price, expiration date, risk-free rate and the volatility percentage.  The change in the fair value of warrants is recognized in the consolidated statements of operations.

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

The LLC accounts for derivative financial instruments in accordance with the accounting pronouncements that established accounting and reporting standards for derivative financial instruments.  These accounting pronouncements require the LLC to recognize all derivatives as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. The LLC recognizes the fair value of all derivatives as either assets or liabilities on the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by the accounting pronouncements are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in AOCI, a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Income Taxes

The LLC is taxed as a partnership for federal and State income tax purposes.  No provision for income taxes has been recorded since the liability for such taxes is that of each of the individual members rather than the LLC. The LLC’s income tax returns are subject to examination by the federal and State taxing authorities, and changes, if any, could adjust the individual income tax of the members.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(2)	Summary of Significant Accounting Policies - continued

Per Share Data

Net income attributable to the LLC per weighted average additional Share is based upon the weighted average number of additional Shares outstanding during the year.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is reported in the accompanying consolidated statements of changes in equity and consists of net income and other gains and losses affecting equity that are excluded from net income.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

In 2009, the LLC adopted the accounting pronouncement relating to accounting for fair value measurements, which establishes a framework for measuring fair value and enhances fair value measurement disclosure for non-financial assets and liabilities. The adoption of this accounting pronouncement for non-financial assets and liabilities did not have a significant impact on the LLC’s consolidated financial statements.

In 2009, the LLC adopted the accounting pronouncement that amended the current accounting and disclosure requirements for derivative instruments. The requirements were amended to enhance how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The LLC was required to provide such disclosures beginning with the quarter ended March 31, 2009.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(2)	Summary of Significant Accounting Policies - continued

In 2009, the LLC adopted the accounting pronouncement that provides additional guidance for estimating fair value in accordance with the accounting standard for fair value measurements when the volume and level of activity for the asset or liability have significantly decreased. This pronouncement also provides guidance for identifying transactions that are not orderly. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. The adoption of this accounting pronouncement did not have a significant impact on the LLC’s consolidated financial statements.

In 2009, the LLC adopted the accounting pronouncement that amends the requirements for disclosures about fair value of financial instruments, regarding the fair value of financial instruments for annual, as well as interim, reporting periods. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. The adoption of this accounting pronouncement did not have a significant impact on the LLC’s consolidated financial statements.

In 2009, the LLC adopted the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before the financial statements are issued. This pronouncement was effective prospectively for interim and annual reporting periods ending after June 15, 2009. The adoption of this accounting pronouncement did not have a significant impact on the LLC’s consolidated financial statements.

In 2009, the LLC adopted Accounting Standards Codification 105, “Generally Accepted Accounting Principles,” which establishes the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), which supersedes all existing accounting standard documents and is the single source of authoritative non-governmental US GAAP.  All other accounting literature not included in the Codification is considered non-authoritative.  This accounting standard is effective for interim and annual periods ending after September 15, 2009.  The Codification did not change or alter existing US GAAP and it did not result in a change in accounting practices for the LLC upon adoption. The LLC has conformed its consolidated financial statements and related notes to the new Codification for the year ended December 31, 2009.

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following at December 31, 2009 and 2008:

	2009	2008

Minimum rents receivable	$203,775,000	$29,642,020
Estimated residual values	16,545,104	4,283,003
Initial direct costs, net	5,663,856	682,275
Unearned income	(69,403,740)	(7,708,565)

Net investment in finance leases	156,580,220	26,898,733

Less: Current portion of net
investment in finance leases	18,783,013	6,175,219

Net investment in finance leases,
less current portion	$137,797,207	$20,723,514

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

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

During March 2009, ICON Global Crossing IV purchased additional telecommunications equipment for approximately $3,859,000 that is subject to a lease with Global Crossing. The lease expires on March 31, 2012.  The LLC paid acquisition fees to the Manager of approximately $116,000 relating to this transaction.

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

Subsequently, due to the global downturn in the automotive industry, Sealynx requested a restructuring of its lease payments during the third quarter of 2009 and the LLC agreed to reduce Sealynx’s lease payments. On January 4, 2010, the LLC restructured the payment obligations of Sealynx under the lease to provide it with cash flow flexibility while at the same time attempting to preserve the LLC’s projected economic return on this investment.  As additional security for restructuring the payment obligations, ICON French Equipment II received an additional mortgage on certain real property owned by Sealynx located in Charleval, France.

Marine Vessels

On June 26, 2009, the LLC, through its wholly-owned subsidiaries ICON Mynx Pte. Ltd. (“ICON Mynx”), ICON Stealth Pte. Ltd. (“ICON Stealth”) and ICON Eclipse Pte. Ltd. (“ICON Eclipse”), each a Singapore corporation, executed Memoranda of Agreement (“MOA”) to purchase three barges (each a “Leighton Vessel” and, collectively, the “Leighton Vessels”) from Leighton Contractors (Singapore) Pte. Ltd. (“Leighton”) for an aggregate purchase price of $133,000,000. The LLC paid aggregate acquisition fees to the Manager of $3,990,000 relating to these transactions. Simultaneously with the execution of the MOA, each of ICON Mynx, ICON Stealth and ICON Eclipse entered into a bareboat charter to charter the Leighton Vessel that it owns to Leighton for a term of 96 months. During the term of the bareboat charters, Leighton will have the option to purchase each of the Leighton Vessels for a specified purchase option price on the dates defined in each respective bareboat charter.  All of Leighton’s obligations are guaranteed by its ultimate parent company, Leighton Holdings Limited (“Leighton Holdings”), a publicly traded company that is listed on the Australian Stock Exchange.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(3)	Net Investment in Finance Leases - continued

Two of the three Leighton Vessels were acquired on June 26, 2009 for $58,000,000, including the incurrence of $34,800,000 of senior debt (the “Senior Tranche”) pursuant to a $79,800,000 senior facility agreement (the “Facility Agreement”) with Standard Chartered Bank, Singapore Branch (“Standard Chartered”) and $20,500,000 of subordinated seller’s credit (the “Subordinated Tranche”) pursuant to a $47,000,000 seller’s credit agreement with Leighton (the “Seller’s Credit Agreement”). The Seller’s Credit Agreement is subordinated only to the Facility Agreement. The Senior Tranche will be repaid by the LLC in 20 quarterly principal and interest payments beginning on September 30, 2009. The Senior Tranche bore an annual interest rate of 4.8475% during the period from June 26, 2009 to September 30, 2009 (the “Stub Period”) and, thereafter, the interest rate was fixed pursuant to a swap agreement at 7.05%. The interest-free Subordinated Tranche will be repaid by the LLC in eight annual principal payments beginning on June 25, 2010. The Subordinated Tranche is recorded on a discounted basis within other non-current liabilities and is being accreted to its carrying value as interest expense over its term. The bareboat charter for each of these two Leighton Vessels expires on June 25, 2017.

On October 28, 2009, the LLC, through ICON Eclipse, purchased the remaining third Leighton Vessel from Leighton for $75,000,000. To purchase the Leighton Vessel, ICON Eclipse borrowed $45,000,000 of senior debt (the “Eclipse Senior Tranche”) pursuant to the Facility Agreement and $26,500,000 of subordinated seller’s credit (the “Eclipse Subordinated Tranche”) pursuant to the Seller’s Credit Agreement. The Eclipse Senior Tranche will be repaid by the LLC in 20 quarterly principal and interest payments beginning on December 31, 2009. The interest-free Eclipse Subordinated Tranche will be repaid by the LLC in eight annual principal payments beginning on October 28, 2010. The Eclipse Subordinated Tranche is recorded on a discounted basis within other non-current liabilities and is being accreted to its carrying value as interest expense over its term.

On October 30, 2009, ICON Ionian, LLC (“ICON Ionian”), a Marshall Islands limited liability company that is wholly-owned by the LLC, purchased a product tanker vessel, the Ocean Princess (the “Ocean Princess”), from Lily Shipping Ltd. (“Lily Shipping”), a wholly-owned subsidiary of the Ionian Group (“Ionian”), for the purchase price of $10,750,000. Simultaneously with the purchase, the Ocean Princess was bareboat chartered back to Lily Shipping for 60 months. The purchase price consisted of (i) a non-recourse loan in the amount of $5,500,000 from Nordea Bank Norge ASA (“Nordea”), (ii) $950,000 in cash and (iii) a subordinated, interest-free $4,300,000 payable to Lily Shipping, which is due upon the sale of the Ocean Princess in accordance with the terms of the bareboat charter. If an event of default occurs, ICON Ionian’s obligation to repay the seller's credit to Lily Shipping is terminated.  The obligations of Lily Shipping are guaranteed by Delta Petroleum Ltd., a wholly-owned subsidiary of Ionian. The LLC paid an acquisition fee to the Manager of approximately $323,000 in connection with this transaction.

Non-cancelable minimum annual amounts due on investment in finance leases over the next five years were as follows at December 31, 2009:

Years Ending December 31,

2010	$31,399,942
2011	29,063,409
2012	22,213,771
2013	18,814,655
2014	22,831,155
Thereafter	79,452,068

$203,775,000

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at December 31, 2009 and 2008:

	2009	2008
Marine vessels and equipment	$316,103,074	$261,719,265
Manufacturing equipment	19,559,700	35,761,085
Mining equipment	20,122,452	12,834,631
Telecommunications equipment	6,116,887	6,116,887
Motor coaches	5,473,082	-
Gas compressors	11,611,520	-
	378,986,715	316,431,868
Less: Accumulated depreciation	(43,506,562)	(14,178,194)

	$335,480,153	$302,253,674

Depreciation expense was $32,869,210, $12,354,313 and $1,823,881 for the years ended December 31, 2009, 2008 and 2007, respectively.

Marine Vessels and Equipment

On June 26, 2007, the LLC and ICON Income Fund Ten, LLC (“Fund Ten”), an entity also managed by the Manager, formed ICON Mayon, LLC (“ICON Mayon”), with ownership interests of 51% and 49%, respectively. On July 24, 2007, ICON Mayon purchased a 98,507 deadweight ton (“DWT”) Aframax product tanker, the Mayon Spirit, from an affiliate of Teekay Corporation (“Teekay”). The purchase price for the Mayon Spirit was approximately $40,250,000, with approximately $15,312,000 funded in the form of a capital contribution to ICON Mayon and approximately $24,938,000 of non-recourse debt borrowed from Fortis Capital Corp. Simultaneously with the closing of the purchase of the Mayon Spirit, the Mayon Spirit was bareboat chartered back to Teekay for a term of 48 months.  The charter commenced on July 24, 2007. The total capital contributions made to ICON Mayon were approximately $16,020,000. The LLC paid approximately $845,000 in transaction-related costs, which included approximately $616,000 of acquisition fees paid to the Manager.

On April 24, 2008, the LLC, through its wholly-owned subsidiaries, ICON Arabian Express, LLC (“ICON Arabian”) and ICON Aegean Express, LLC (“ICON Aegean”), acquired two 1,500 twenty-foot equivalent unit (“TEU”) containership vessels from Vroon Group B.V. (“Vroon”), the Aegean Express and the Arabian Express (collectively, the “Vroon Vessels”), for an aggregate purchase price of $51,000,000, of which $38,700,000 of non-recourse debt was borrowed from Fortis Bank NV/SA (“Fortis”). Simultaneously with the purchase, the Vroon Vessels were bareboat chartered back to the subsidiaries of Vroon for a period of 72 months. The LLC paid approximately $2,082,000 in transaction-related costs, including $1,530,000 in acquisition fees paid to the Manager.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(4)	Leased Equipment at Cost - continued

On November 18, 2008, ICON Eagle Auriga Pte. Ltd. (“ICON Eagle Auriga”), a wholly-owned subsidiary of ICON Eagle Holdings, LLC (“ICON Eagle Holdings”), purchased a 102,352 DWT Aframax product tanker, the M/V Eagle Auriga (the “Eagle Auriga”), from Aframax Tanker I AS for $42,000,000, of which $28,000,000 of non-recourse debt was borrowed from Fortis and DVB Bank SE (“DVB”). On November 21, 2008, ICON Eagle Centaurus Pte. Ltd. (“ICON Eagle Centaurus”), also a wholly-owned subsidiary of ICON Eagle Holdings, purchased a 95,644 DWT Aframax product tanker, the M/V Eagle Centaurus (the “Eagle Centaurus”), for $40,500,000, of which $27,000,000 of non-recourse debt was borrowed from Fortis and DVB.  The Eagle Auriga and the Eagle Centaurus are subject to 84-month bareboat charters with AET, Inc. Limited (“AET”) that expire on November 14, 2013 and November 13, 2013, respectively. The LLC paid an acquisition fee to the Manager of $2,475,000 relating to these transactions.

On December 3, 2008, ICON Eagle Carina Pte. Ltd., a Singapore corporation wholly-owned by ICON Eagle Carina Holdings, LLC (“ICON Carina Holdings”), a Marshall Islands limited liability company owned 64.3% by the LLC and 35.7% by Fund Ten, executed a Memorandum of Agreement to purchase a 95,639 DWT Aframax product tanker, the M/V Eagle Carina (the “Eagle Carina”), from Aframax Tanker II AS. On December 18, 2008, the Eagle Carina was purchased for $39,010,000, of which $27,000,000 was financed as non-recourse debt borrowed from Fortis and DVB.  The Eagle Carina is subject to an 84-month bareboat charter with AET that expires on November 14, 2013.  ICON Carina Holdings paid an acquisition fee to the Manager of approximately $1,170,000 relating to this transaction.

On December 3, 2008, ICON Eagle Corona Pte. Ltd., a Singapore corporation wholly-owned by ICON Eagle Corona Holdings, LLC (“ICON Corona Holdings”), a Marshall Islands limited liability company owned 64.3% by the LLC and 35.7% by Fund Ten, executed a Memorandum of Agreement to purchase a 95,634 DWT Aframax product tanker, the M/V Eagle Corona (the “Eagle Corona”), from Aframax Tanker II AS.  On December 31, 2008, the Eagle Corona was purchased for $41,270,000, of which $28,000,000 was financed as non-recourse debt borrowed from Fortis and DVB. The Eagle Corona is subject to an 84-month bareboat charter with AET that expires on November 14, 2013.  ICON Corona Holdings paid an acquisition fee to the Manager of approximately $1,238,000 relating to this transaction.

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(4)	Leased Equipment at Cost - continued

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

Manufacturing Equipment

On September 28, 2007, the LLC completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of LC Manufacturing, LLC (“LC Manufacturing”), a wholly-owned subsidiary of MW Universal, Inc. (“MWU”), for a purchase price of $14,890,000.  The lease term commenced on January 1, 2008 and continues for a period of 60 months. The LLC paid an acquisition fee to the Manager of approximately $447,000. On December 10, 2007, the LLC completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of MW Crow, Inc. (“Crow”), another wholly-owned subsidiary of MWU, for a purchase price of $4,100,000.  The lease term commenced on January 1, 2008 and continues for a period of 60 months.  The LLC paid an acquisition fee to the Manager of $123,000.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(4)	Leased Equipment at Cost - continued

Simultaneously with the closing of the transactions with LC Manufacturing and Crow, Fund Ten and ICON Leasing Fund Eleven, LLC (“Fund Eleven”), entities also managed by the Manager (together with the LLC, the “Participating Funds”), completed similar acquisitions with seven other subsidiaries of MWU, pursuant to which the funds purchased substantially all of the machining and metal working equipment of each subsidiary.  The MWU subsidiaries’ obligations under their leases (including the leases of LC Manufacturing and Crow) are cross-collateralized and cross-defaulted, and all of the subsidiaries’ obligations are guaranteed by MWU.  The Participating Funds have also entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investments. On September 5, 2008, the Participating Funds and IEMC Corp., a subsidiary of the Manager (“IEMC”), entered into an amended forbearance agreement with MWU, LC Manufacturing, Crow and seven other subsidiaries of MWU (collectively, the “MWU entities”) to cure certain non-payment related defaults by the MWU entities under their lease covenants with the LLC. The terms of the agreement included, among other things, the pledge of additional collateral and the grant of a warrant for the purchase of 12% of the fully diluted common stock of MWU at an aggregate exercise price of $1,000, exercisable until March 31, 2015.  The obligations of the MWU entities are guaranteed by their affiliate, American Metals Industries, Inc.  As of December 31, 2009, the LLC’s proportionate share was 35.3% of the warrant issued for the fully diluted common stock of MWU. At December 31, 2009, the Manager determined that the fair value of the warrant was $0.

On February 27, 2009, the Participating Funds and IEMC entered into a further amended forbearance agreement with the MWU entities to cure certain lease defaults. In consideration for restructuring LC Manufacturing’s lease payment schedule, the LLC received, among other things, a warrant, exercisable until March 31, 2015, to purchase 10% of the fully diluted membership interests of LC Manufacturing at the time of exercise at an aggregate exercise price of $1,000. At December 31, 2009, the Manager determined that the fair value of the LC Manufacturing warrant was $0.

On June 1, 2009, the LLC amended and restructured the master lease agreement with LC Manufacturing dated September 28, 2007 to reduce the assets under lease from $14,890,000 to approximately $12,420,000. Contemporaneously, the LLC entered into a new lease with Metavation, LLC, an affiliate of LC Manufacturing (“Metavation”), for the assets previously under lease with LC Manufacturing with a cost of approximately $2,470,000. The equipment is subject to a 43-month lease with Metavation that expires on December 31, 2012. The obligations of Metavation under the lease are guaranteed by its parent company, Cerion, LLC (“Cerion”). In consideration for restructuring LC Manufacturing’s lease payment schedule, the LLC received a warrant, exercisable until March 31, 2015, to purchase 65% of the fully diluted membership interests of LC Manufacturing at the time of exercise at an aggregate exercise price of $1,000. At December 31, 2009, the Manager determined that the fair value of the LC Manufacturing warrant was $0.

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(4)	Leased Equipment at Cost - continued

In October 2009, certain facts came to light that led the Manager to believe that EAR was perpetrating a fraud against EAR’s lenders, including ICON EAR. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Although the LLC believes that it is adequately secured under the transaction documents, due to the bankruptcy filing and ongoing investigation regarding the alleged fraud, at this time it is not possible to determine the LLC’s ability to collect the amounts due to it in accordance with the leases or the additional security it received.  Accordingly, such assets have been classified as held for sale, net of estimated selling costs, on the accompanying consolidated balance sheet at December 31, 2009.

The Manager periodically reviews the significant assets in the LLC’s portfolio to determine whether events or changes in circumstances indicate that the net book value of an asset may not be recoverable. In light of the developments surrounding the semiconductor manufacturing equipment on lease to EAR, the Manager determined that the net book value of such equipment may not be recoverable. The following factors, among others, indicated that the net book value of the equipment may not be recoverable: (i) EAR’s failure to pay rental payments for the period from August 2009 through the date it filed for bankruptcy and (ii) EAR’s petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Based on the Manager’s review, the net book value of the semiconductor manufacturing equipment exceeded the undiscounted cash flows and exceeded the fair value and, as a result, the LLC recognized a non-cash impairment charge of approximately $3,429,000 relating to the write down in value of the semiconductor manufacturing equipment.  No amount of this impairment charge will result in any future cash expenditures. In addition, ICON EAR had a net accounts receivable balance outstanding of approximately $573,000, which was charged to bad debt expense during the year ended December 31, 2009 in accordance with the LLC’s accounting policies and the above mentioned factors.

Mining Equipment

On May 5, 2008, the LLC, through its wholly-owned subsidiary, ICON Magnum, LLC (“ICON Magnum”), purchased the Bucyrus Erie model 1570 Dragline (the “Dragline”) from Magnum Coal Company for a purchase price of approximately $12,461,000.  The Dragline was simultaneously leased back to Magnum Coal Company and its subsidiaries. The lease term commenced on June 1, 2008 and continues for a period of 60 months. The LLC paid an acquisition fee to the Manager of approximately $374,000 relating to this transaction.

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(4)	Leased Equipment at Cost - continued

Telecommunications Equipment

On March 11, 2008, ICON Global Crossing IV purchased additional telecommunications equipment for approximately $5,939,000 that is also subject to a lease with Global Crossing. The lease expires on March 31, 2011. The LLC paid an acquisition fee to the Manager of approximately $178,000 relating to this transaction.

Motor Coaches

On April 1, 2009, the LLC, through its wholly-owned subsidiary, ICON Coach, LLC (“ICON Coach”), acquired title to certain motor coaches from CUSA PRTS, LLC (“CUSA”), an affiliate of Coach America Holdings, Inc. (“Coach America”), for approximately $5,314,000. The motor coaches are subject to a 60-month lease with CUSA that expires on March 31, 2014. The payment and performance obligations of CUSA are guaranteed by Coach America. The LLC paid an acquisition fee to the Manager of approximately $159,000 relating to this transaction.

On December 11, 2009, ICON Coach borrowed approximately $3,207,000 from Wells Fargo Equipment Finance, Inc. (“Wells Fargo”).  The terms of the loan require ICON Coach to make 38 monthly payments of approximately $95,000 each from January 1, 2010 through February 1, 2013.  Interest is computed at a rate of 7.5% per annum throughout the term of the loan.  In consideration for making the loan, Wells Fargo received a first priority security interest in (i) the fourteen 2009 MCI Model D4505 passenger motor coaches owned by ICON Coach, (ii) the master lease agreement between ICON Coach and CUSA, and (iii) the guaranty of Coach America.  ICON Coach has the option to prepay the loan (a) beginning January 1, 2011 through December 31, 2011 in consideration for a fee of 3% of the amount being prepaid or (b) beginning January 1, 2012 through the end of the term in consideration for a fee of 2% of the amount being prepaid.

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

On August 17, 2009, ICON Atlas purchased the other four Gas Compressors from AG for approximately $7,028,000. Simultaneously with that purchase, ICON Atlas entered into a second schedule to the lease with APMC.  Each schedule is for a period of 48 months and expires on August 31, 2013.  The obligations of APMC are guaranteed by its parent company, APP.  As of December 31, 2009, the LLC’s and Fund Fourteen’s ownership interests in ICON Atlas were 55% and 45%, respectively. The LLC paid an acquisition fee to the Manager in the amount of approximately $186,000 in connection with this transaction.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(4)	Leased Equipment at Cost - continued

Aggregate annual minimum future rentals receivable from the LLC’s non-cancelable leases over the next five years consisted of the following at December 31, 2009. There will be no additional rents receivable after 2014.

Years Ending
December 31,

2010	$63,644,314
2011	$58,244,482
2012	$52,822,912
2013	$37,269,673
2014	$12,404,850
Thereafter	$21,260,000

(5)	Notes Receivable

Notes Receivable Secured by Solar Panel Production Equipment

On August 13, 2007, the LLC, along with a consortium of other lenders, entered into an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately-held manufacturer of solar panels, for the building of a new production facility.  The financing facility was set to mature on June 30, 2013 and was secured by the equipment as well as all other assets of Solyndra.  The equipment was comprised of two fully-automated manufacturing lines that combine glass tubes and thin film semiconductors to produce solar panels.  In connection with the transaction, the LLC received a warrant for the purchase of up to 40,290 shares of Solyndra common stock at an exercise price of $4.96 per share.  The warrant is set to expire on April 6, 2014.  The financing facility was for a maximum amount of $93,500,000, of which the LLC committed to invest up to $5,000,000. As of June 30, 2008, the LLC had loaned approximately $4,367,000.  On July 27, 2008, Solyndra fully repaid the outstanding note receivable and the entire financing facility was terminated.  The LLC received approximately $4,437,000 from the repayment, which consisted of principal and accrued interest.  The repayment does not affect the warrant held by the LLC and the LLC retains its rights thereunder.  At December 31, 2009, the Manager determined that the fair value of this warrant was $79,371.

Note Receivable Secured by a Machine Paper Coating Manufacturing Line

On November 7, 2008, the LLC, through its wholly-owned subsidiary, ICON Appleton, LLC (“ICON Appleton”), made a secured term loan to Appleton Papers, Inc. (“Appleton”) in the amount of $22,000,000. The loan is secured by a machine paper coating manufacturing line. Interest on the term note accrued at 12.5% per year and was payable monthly in arrears in accordance with the promissory note for a period of 60 months. The LLC paid an acquisition fee to the Manager of $660,000 relating to this transaction.

On March 26, 2009, the loan and security agreement and the secured term loan note issued by Appleton were amended due to a default on one of its covenants. As a result of the default provisions of the loan and security agreement, the interest on the term note was adjusted to accrue interest at 14.25% per year and is payable monthly in arrears. On February 26, 2010, the LLC amended certain financial covenants in the loan agreement with Appleton. In consideration for the amended loan, ICON Appleton received an amendment fee in the amount of approximately $117,000 from Appleton.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(5)	Notes Receivable - continued

Notes Receivable Secured by Credit Card Machines

On November 25, 2008, ICON Northern Leasing, LLC (“ICON Northern Leasing”), a joint venture among the LLC, Fund Ten and Fund Eleven, purchased four promissory notes (the “Notes”) made by Northern Capital Associates XIV, L.P., as borrower, in favor of Merrill Lynch Commercial Finance Corp. and received an assignment of the underlying master loan and security agreement (the “MLSA”), dated July 28, 2006. The LLC, Fund Ten and Fund Eleven have ownership interests of 52.75%, 12.25% and 35%, respectively, in ICON Northern Leasing. The aggregate purchase price for the Notes was approximately $31,573,000, net of a discount of approximately $5,165,000. The Notes are secured by an underlying pool of leases for credit card machines. Northern Leasing Systems, Inc. (“Northern Leasing Systems”), the originator and servicer of the Notes, provided a limited guarantee of the MLSA for payment deficiencies up to approximately $6,355,000. The Notes accrue interest at rates ranging from 7.97% to 8.40% per year and require monthly payments ranging from approximately $183,000 to $422,000. The Notes mature between October 15, 2010 and August 14, 2011 and require balloon payments at the end of each note ranging from approximately $594,000 to $1,255,000. The LLC’s share of the purchase price of the Notes was approximately $16,655,000 and the LLC paid an acquisition fee to the Manager of approximately $500,000 relating to this transaction.

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(5)	Notes Receivable - continued

The ARAM Borrowers are wholly-owned subsidiaries of ION Geophysical Corporation, a Delaware corporation (“ION”).  The ION Loans are secured by (i) a first priority security interest in all of the ARAM analog seismic system equipment owned by the ARAM Borrowers and (ii) a pledge of all of the equity interests in the ARAM Borrowers.  In addition, ION guaranteed all obligations of the ARAM Borrowers under the ION Loans.  Interest accrues at the rate of 15% per year and the ION Loans are payable monthly in arrears for a period of 60 months beginning on August 1, 2009.  As of December 31, 2009, the LLC’s and Fund Fourteen’s ownership interests in ICON ION were 55% and 45%, respectively.  The LLC paid an acquisition fee to the Manager in the amount of $330,000 in connection with this transaction

Note Receivable Secured by Rail Support Construction Equipment

On December 23, 2009, ICON Quattro, LLC (“ICON Quattro”), a joint venture owned 55% by the LLC and 45% by Fund Fourteen, participated in a £24,800,000 loan facility by making a second priority secured term loan to Quattro Plant Limited (“Quattro Plant”) in the amount of £5,800,000.  Quattro Plant is a wholly-owned subsidiary of Quattro Group Limited (“Quattro Group”).  The loan is secured by (i) all of Quattro Plant’s rail support construction equipment, which consists of railcars, attachments to railcars, bulldozers, excavators, tractors, lowboy trailers, street sweepers, service trucks, forklifts (collectively, the “Construction Equipment”) and any other existing or future asset owned by Quattro Plant, (ii) all of Quattro Plant’s accounts receivable, and (iii) a mortgage on certain real estate in London, England owned by the majority shareholder of Quattro Plant.  In addition, ICON Quattro will receive a key man insurance policy insuring the life of the majority shareholder of ICON Quattro in an amount not less than £5,500,000 and not more than £5,800,000.  All of Quattro Plant’s obligations under the loan are guaranteed by Quattro Group and its subsidiaries, Quattro Hire Limited and Quattro Occupational Academy Limited (collectively, the “Quattro Companies”).

Interest on the secured term loan accrues at a rate of 20% per year and the loan will be amortized to a balloon payment of 15% of the principal at the end of term.  The loan is payable monthly in arrears for a period of 33 months, which began on January 1, 2010.  Quattro Plant has the option to prepay the entire outstanding amount of the loan beginning January 1, 2012 in consideration for a fee of 5% of the amount being prepaid.

Simultaneously with ICON Quattro's loan, KBC Bank N.V. (“KBC”) participated in the £24,800,000 loan facility by making a loan of £19,000,000 to Quattro Plant (the “KBC Loan”).  The KBC Loan is secured by (i) a first priority security interest in all of Quattro Plant’s Construction Equipment and any other existing or future asset owned by Quattro Plant and (ii) a first priority security interest in all of Quattro Plant’s accounts receivable.

Simultaneously with the consummation of ICON Quattro’s loan and the KBC Loan, ICON Quattro, KBC, Quattro Plant, Quattro Group and the Quattro Companies entered into an intercreditor deed governing the relationship between ICON Quattro and KBC.  In the event either ICON Quattro or KBC seeks to enforce its security interest under its respective loan, the proceeds from the enforcement of any security interest shall be applied (i) first, to pay all costs and expenses incurred by or on behalf of ICON Quattro or KBC, (ii) second, to KBC in an amount that would allow KBC to receive its return on its investment, and (iii) third, to ICON Quattro in an amount that would allow ICON Quattro to receive its return on its investment.  ICON Quattro paid an acquisition fee to the Manager of approximately $807,000 relating to this transaction.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

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

On February 11, 2009, Pliant commenced a voluntary Chapter 11 proceeding in U.S. Bankruptcy Court to eliminate all of its high-yield debt. In connection with this action, Pliant submitted a financial restructuring plan to eliminate its debt as part of a pre-negotiated package with its high yield creditors. On September 22, 2009, Pliant assumed its lease with ICON Pliant and on December 3, 2009, Pliant emerged from bankruptcy.  To date, Pliant has made all payments.

(7)	Non-Recourse Long-Term Debt

The LLC had the following non-recourse long-term debt at December 31, 2009 and 2008:

	2009	2008
ICON Mayon, LLC	$12,341,338	$17,566,770
ICON Aegean Express, LLC	15,039,415	17,504,149
ICON Arabian Express, LLC	15,039,415	17,504,149
ICON Eagle Holdings, LLC	45,743,677	55,000,000
ICON Eagle Carina Holdings, LLC	22,229,602	27,000,000
ICON Eagle Corona Holdings, LLC	23,107,724	28,000,000
ICON Mynx, LLC	5,700,000	-
ICON Stealth, LLC	27,360,000	-
ICON Eclipse, LLC	45,000,000	-
ICON Ionian, LLC	5,500,000	-
ICON Coach, LLC	3,206,667	-

Total non-recourse long-term debt	220,267,838	162,575,068

Less: Current portion of non-recourse long-term debt	43,305,938	29,073,897

Total non-recourse long-term debt, less current portion	$176,961,900	$133,501,171

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(7)	Non-Recourse Long-Term Debt - continued

Along with the execution of the non-recourse long-term debt agreement mentioned above, the LLC entered into an interest rate swap contract with Fortis in order to hedge the variable interest rate on the non-recourse long-term debt and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contract, which was deemed effective as of June 19, 2008, fixed the interest rate at 6.35%. As of December 31, 2009 and 2008, ICON Mayon recorded in AOCI a cumulative decrease in the fair value of the interest swap of approximately $571,000 and approximately $1,128,000, of which the LLC’s share was approximately $291,000 and $575,000, respectively.

On April 24, 2008, ICON Aegean and ICON Arabian borrowed approximately $38,700,000 in connection with the acquisition of the Vroon Vessels. The non-recourse long-term debt obligations mature on April 24, 2014 and accrue interest at LIBOR plus 1.50% per year. The lender has a security interest in the Vroon Vessels and an assignment of the charter hire. The LLC paid and capitalized approximately $387,000 in debt financing costs.

Along with the execution of the non-recourse long-term debt agreements mentioned above, the LLC entered into interest rate swap contracts with Fortis in order to hedge the variable interest rates on the non-recourse long-term debt and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contracts, which were deemed effective as of June 19, 2008, fixed the interest rates of the debt of ICON Aegean and ICON Arabian at 3.93% per year. As of December 31, 2009 and 2008, ICON Aegean and ICON Arabian recorded in AOCI a cumulative decrease in the fair value of the interest rate swaps of approximately $1,544,000 and $2,488,000, respectively, in the aggregate.

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

Along with the execution of the non-recourse long-term debt agreements mentioned above, the LLC entered into interest rate swap contracts with Fortis and DVB for Eagle Auriga and Eagle Centaurus on November 18, 2008 and November 12, 2008, respectively, in order to hedge the variable interest rates on the non-recourse long-term debt and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contracts, which were deemed effective as of November 18, 2008, fixed the interest rates of the debt of ICON Eagle Holdings at 4.94% per year for ICON Eagle Auriga and 4.63% per year for ICON Eagle Centaurus. As of December 31, 2009 and 2008, ICON Eagle Holdings recorded in AOCI a cumulative decrease in the fair value of the interest rate swaps of approximately $1,116,000 and $1,705,000, respectively.

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(7)	Non-Recourse Long-Term Debt - continued

Along with the execution of the non-recourse long-term debt agreement mentioned above, the LLC entered into an interest rate swap contract with Fortis and DVB on December 4, 2008 in order to hedge the variable interest rate on the non-recourse long-term debt and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contract, which was deemed effective as of December 18, 2008, fixed the interest rates of the debt of ICON Carina Holdings at 3.85% per year. As of December 31, 2009 and 2008, ICON Carina Holdings recorded in AOCI a cumulative decrease in the fair value of the interest rate swap of approximately $115,000 and $192,000, respectively.

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

Along with the execution of the non-recourse long-term debt agreement mentioned above, the LLC entered into an interest rate swap contract with Fortis and DVB on January 5, 2009 in order to hedge the variable interest rate on the non-recourse long-term debt and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contract, which was deemed effective as of January 5, 2009, fixed the interest rates of the debt of ICON Corona Holdings at 4.015% per year. As of December 31, 2009, ICON Corona Holdings recorded in AOCI a cumulative decrease in the fair value of the interest rate swap of approximately $191,000.

On June 26, 2009, ICON Mynx, ICON Stealth, and ICON Eclipse entered into the Facility Agreement with Standard Chartered in connection with the acquisition of the Leighton Vessels. The non-recourse long-term debt obligations incurred in connection with the Leighton Vessels acquired by ICON Mynx and ICON Stealth mature on June 30, 2014 and accrued interest at 4.8475% during the Stub Period and, thereafter, accrue interest at LIBOR plus 4.25% per year.  The LLC also entered into interest rate swap contracts effective June 26, 2009 to fix the interest rate on this debt at 7.05% per year. ICON Mynx, ICON Stealth and ICON Eclipse are jointly and severally liable for the obligations under the Facility Agreement and the Leighton Vessels are cross-collateralized. As of December 31, 2009, ICON Mynx and ICON Stealth recorded in AOCI a cumulative decrease in the fair value of the interest rate swaps of approximately $68,000 and $328,000, respectively.

On June 30, 2009, ICON Eclipse entered into an interest rate swap agreement with Standard Chartered with a start date of September 30, 2009 in order to fix the variable interest rate on the non-recourse long-term debt related to the remaining Leighton Vessel and to minimize the LLC’s risk of interest rate fluctuations. After giving effect to the swap agreement, the interest rate was fixed at 7.25% per year for the Eclipse Senior Tranche. As of December 31, 2009, ICON Eclipse recorded in AOCI a cumulative decrease in the fair value of the interest rate swap of approximately $706,000.

On October 30, 2009, ICON Ionian borrowed $5,500,000 from Nordea in connection with the acquisition of the Ocean Princess. The non-recourse long-term debt obligation matures on October 30, 2014 and accrues interest at LIBOR plus a 3.5% per year margin. The LLC paid and capitalized approximately $96,000 in debt financing costs.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(7)	Non-Recourse Long-Term Debt - continued

On October 30, 2009, ICON Ionian entered into an interest rate swap agreement with Nordea Bank Finland Plc. in order to fix the variable interest rate on the non-recourse debt obligation related to the Ocean Princess and to minimize the LLC’s risk for interest rate fluctuations. After giving effect to the swap agreement, the interest rate was fixed at 5.54% per year.  The LLC accounts for this swap contract as a non-designated derivative instrument and will recognize any change in the fair value directly in earnings.

As of December 31, 2009 and 2008, the LLC had capitalized net debt financing costs of $3,699,981 and $2,180,047, respectively.  For the years ended December 31, 2009, 2008 and 2007, the LLC recognized amortization expense of $959,712, $142,199 and $18,436, respectively.

The aggregate maturities of non-recourse long-term debt over the next five years were as follows at December 31, 2009. There will be no additional maturities of non-recourse long-term debt after 2014.

Years Ending December 31,

2010	$43,305,938
2011	44,719,918
2012	39,257,786
2013	47,341,272
2014	45,642,924
$220,267,838

(8)	Revolving Line of Credit, Recourse

The LLC and certain entities managed by the Manager, ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC, Fund Ten, Fund Eleven and Fund Fourteen (collectively, the “ICON Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the ICON Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the ICON Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At December 31, 2009, no amounts were accrued related to the LLC’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the ICON Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the ICON Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at December 31, 2009 was 4.0%.  In addition, the ICON Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(8)	Revolving Line of Credit, Recourse - continued

The ICON Borrowers are also parties to a Contribution Agreement (the “Contribution Agreement”) that provides that, in the event that an ICON Borrower pays an amount in excess of its share of total obligations under the Facility, the other ICON Borrowers will contribute to such ICON Borrower so that the aggregate amount paid by each ICON Borrower reflects its allocable share of the aggregate obligations under the Facility.

Aggregate borrowings by all ICON Borrowers under the Facility amounted to $2,360,000 at December 31, 2009.  The LLC had no borrowings outstanding under the Facility as of such date.  The balances of $100,000 and $2,260,000 were borrowed by Fund Ten and Fund Eleven, respectively.  As of March 24, 2010, Fund Ten and Fund Eleven had outstanding borrowings under the Facility of $700,000 and $0, respectively.

The ICON Borrowers were in compliance with all covenants under the Loan Agreement at December 31, 2009. As of such date, no amounts were due to or payable by the LLC under the Contribution Agreement.

(9)	Transactions with Related Parties

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

The Manager performs certain services relating to the management of the LLC’s equipment leasing and other financing activities.  Such services include, but are not limited to, the collection of lease payments from the lessees of the equipment or loan payments from borrowers, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaising with and general supervision of lessees and borrowers to ensure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

Administrative expense reimbursements are costs incurred by the Manager or its affiliates that are necessary to the LLC’s operations.  These costs include the Manager’s and its affiliates’ legal, accounting, investor relations and operations personnel costs, as well as professional fees and other costs that are charged to the LLC based upon the percentage of time such personnel dedicate to the LLC.  Excluded are salaries and related costs, office rent, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(9)	Transactions with Related Parties - continued

The LLC paid distributions to the Manager of $318,725, $162,440 and $20,561 for the years ended December 31, 2009, 2008 and 2007, respectively.  The Manager’s interest in the LLC’s net income for the years ended December 31, 2009, 2008 and 2007 was $138,589, $59,426 and $1,169, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the years ended December 31, 2009, 2008 and 2007 were as follows:

					For the Period from
					May 25, 2007
					(Commencement of
			Years Ended December 31,		Operations) through
Entity	Capacity	Description	2009	2008	December 31, 2007
ICON Capital Corp.	Manager	Organizational and offering expenses (1)	$372,809	$2,273,874	$2,841,757
ICON Securities Corp.	Managing broker-dealer	Underwriting fees (1)	1,441,563	3,458,030	1,849,163
ICON Capital Corp.	Manager	Acquisition fees (2)	8,021,745	7,905,969	2,090,934
ICON Capital Corp.	Manager	Administrative expense reimbursements (3)	3,594,400	2,705,118	1,346,866
ICON Capital Corp.	Manager	Management fees (3)	3,390,239	1,474,993	178,289
Total fees paid to related parties			$16,820,756	$17,817,984	$8,307,009

(1) Amount charged directly to members' equity.
(2) Amount capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(3) Amount charged directly to operations.

At December 31, 2009, the LLC had a payable of $482,301 primarily related to administrative expense reimbursements due to the Manager. At December 31, 2008, the LLC had a payable of $330,980 primarily related to administrative expense reimbursements, organizational and offering fees due to the Manager and underwriting fees due to ICON Securities.  At December 31, 2008, the LLC was also due $641,568 primarily from an affiliate for the investments in ICON Carina Holdings and ICON Corona Holdings.

(10)	Derivative Financial Instruments

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(10)	Derivative Financial Instruments - continued

The LLC accounts for derivative financial instruments in accordance with the accounting pronouncements that established accounting and reporting standards for derivative financial instruments.  These accounting pronouncements require the LLC to recognize all derivatives as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. The LLC recognizes the fair value of all derivatives as either assets or liabilities on the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by the accounting pronouncements are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in AOCI, a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Interest Rate Risk

The LLC’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its variable non-recourse debt. The LLC’s hedging strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. Interest rate swaps designated as cash flow hedges involve the receipt of floating-rate interest payments from a counterparty in exchange for the LLC making fixed interest rate payments over the life of the agreements without exchange of the underlying notional amount.

As of December 31, 2009, the LLC had ten floating-to-fixed interest rate swaps, one relating to each of ICON Mynx, ICON Stealth, ICON Eclipse, ICON Corona Holdings, ICON Carina Holdings, ICON Aegean, ICON Arabian and ICON Mayon and two relating to ICON Eagle Holdings, that are designated and qualifying as cash flow hedges with an aggregate notional amount of $210,108,046. These interest rate swaps have maturity dates ranging from July 25, 2011 to September 30, 2014.

As of December 31, 2008, the LLC had six floating-to-fixed interest rate swaps, one relating to each of ICON Carina Holdings, ICON Aegean, ICON Arabian and ICON Mayon and two relating to ICON Eagle Holdings, that are designated and qualifying as cash flow hedges with an aggregate notional amount of approximately $134,575,000.

For these derivatives, the LLC records the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statements of operations as the impact of the hedged transaction. During the year ended December 31, 2009, the LLC recorded approximately $74,000 of hedge ineffectiveness in earnings. During the years ended December 31, 2008 and 2007, the LLC recorded an insignificant amount of hedge ineffectiveness in earnings. At December 31, 2009 and 2008, the total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was approximately $3,947,000 and $4,542,000, respectively.

During the twelve months ending December 31, 2010, the LLC estimates that approximately $4,277,000 will be transferred from AOCI to interest expense.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(10)	Derivative Financial Instruments - continued

Foreign Exchange Risk

The LLC is exposed to fluctuations in Euros and pounds sterling. The LLC, at times, uses foreign currency derivatives, including currency forward agreements, to manage its exposure to fluctuations in the USD-Euro and USD-pounds sterling exchange rate. Currency forward agreements involved fixing the foreign exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements were typically cash settled in U.S. dollars for their fair value at or close to their settlement date.

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

Non-designated Derivatives

The LLC holds an interest rate swap with a notional balance of approximately $5,500,000 that is not speculative and is used to meet the LLC’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. The LLC’s hedging strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. The interest rate swaps involve the receipt of floating-rate interest payments from a counterparty in exchange for the LLC making fixed interest rate payments over the life of the agreement without exchange of the underlying notional amount.

Additionally, the LLC holds warrants that are held for purposes other than hedging. All changes in the fair value of the interest rate swap not designated as a hedge and the warrants are recorded directly in earnings.  As of December 31, 2009, the only outstanding derivatives that were not designated as hedges in qualifying hedging relationships were warrants.

The LLC’s derivative financial instruments not designated as hedging instruments generated a loss on the statements of operations for the year ended December 31, 2008 of $11,600.  The net loss recorded for the year ended December 31, 2008 was comprised of an unrealized loss of $15,833 relating to Euro-to-USD forward contracts and an unrealized loss of $28,062 relating to warrants.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(10)	Derivative Financial Instruments - continued

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheet as of December 31, 2009:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging
instruments:
Interest rate swaps		$-	Derivative instruments	$4,766,243

Derivatives not designated as hedging
instruments:
Interest rate swaps		$-	Derivative instruments	$13,309
Warrants	Other non-current assets	$79,371		$-

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the year ended December 31, 2009:

					Gain (Loss) Recognized
			Gain (Loss)	Location of Gain (Loss)	in Income on Derivative
	Amount of Gain (Loss) Recognized	Location of Gain (Loss) Reclassified	Reclassified from AOCI into	Recognized in Income on Derivative (Ineffective Portion	(Ineffective Portion and Amounts Excluded
Derivatives	in AOCI on Derivative (Effective Portion)	from AOCI into Income(Effective Portion)	Income (Effective Portion)	and Amounts Excluded from Effectiveness Testing)	from Effectiveness Testing)

Foreign exchange contracts	$(44,960)	Finance income	$41,414	(Loss) gain on financial instruments	$-
Interest rate swaps	(3,203,150)	Interest expense	(3,844,651)	(Loss) gain on financial instruments	(59,267)

Total	$(3,248,110)		$(3,803,237)		$(59,267)

The LLC’s derivative financial instruments not designated as hedging instruments generated a net gain (loss) on the statements of operations for the years ended December 31, 2009, 2008 and 2007 of $17,792, $(28,062) and $(25,024), respectively. The gain (losses) were comprised of unrealized gain (losses) relating to warrants, which were recorded as a component of loss on financial instruments.

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(10)	Derivative Financial Instruments - continued

As of December 31, 2009 and 2008, the fair value of the derivatives in a liability position was $4,779,552 and $5,431,968, respectively. In the event that the LLC would be required to settle its obligations under the agreements as of December 31, 2009, the termination value would be $5,206,942.

(11)	Accumulated Other Comprehensive Income (Loss)

AOCI includes accumulated unrealized gain (loss) on derivative financial instruments of $555,127 and $(4,455,706) for the years ended December 31, 2009 and 2008, respectively. AOCI includes accumulated unrealized gain (loss) from currency translation adjustments of $172,396 and $(945,976) for the years ended December 31, 2009 and 2008, respectively.

(12)	Fair Value Measurements

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

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:

Warrants	$-	$79,371	$-	$79,371

Liabilities:

Derivative Instruments	$-	$4,779,552	$-	$4,779,552

(1) Quoted prices in active markets for identical assets or liabilities.
(2) Observable inputs other than quoted prices in active markets for identical assets and liabilities.
(3) No observable pricing inputs in the market.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(12)	Fair Value Measurements – continued

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The LLC is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements.  The LLC’s non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis for the year ended December 31, 2009:

	December 31, 2009(1)	Level 1(2)	Level 2(3)	Level 3(4)	Total Impairment Loss

Assets held for sale, net	$8,982,354	$-	$9,233,109	$-	$3,429,316

(1) Represents the current value of the assets prior to measurement at fair value.
(2) Quoted prices in active markets for identical assets or liabilities.
(3) Observable inputs other than quoted prices in active markets for identical assets and liabilities.
(4) No observable pricing inputs in the market.

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

	December 31, 2009
	Carrying Amount	Fair Value
Fixed rate notes receivable	$73,908,605	$75,503,258

Other non-current liabilities	$44,082,046	$43,765,995

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(13)	Concentrations of Risk

At times, the LLC’s cash and cash equivalents may exceed insured limits. The LLC has placed these funds in high quality institutions in order to minimize the risk of loss relating to exceeding insured limits.

For the years ended December 31, 2009, 2008 and 2007, the LLC had three, three and four lessees that accounted for approximately 56.0%, 55.0% and 99.6% of rental and finance income, respectively.

For the years ended December 31, 2009, 2008 and 2007, the LLC had three, two and one borrowers that accounted for approximately 98.4%, 51.7%  and 40.0% of interest and other income, respectively.

As of December 31, 2009 and 2008, the LLC had two and five lessees that accounted for approximately 43.9% and 46.4% of total assets, respectively.

As of December 31, 2009 and 2008, the LLC had three and two lenders that accounted for 71.3% and 92.4% of total liabilities, respectively.

(14)	Geographic Information

Geographic information for revenue, based on the country of origin, and long-lived assets, which include finance leases, operating leases (net of accumulated depreciation) and investment in joint venture, were as follows:

	Year Ended December 31, 2009
	United		Vessels and Equipment (a)
	States	Europe		Total
Revenue:
Rental income	$22,160,133	$-	$37,444,339	$59,604,472
Finance income	$2,154,751	$1,602,342	$3,489,833	$7,246,926
Income from investment in joint venture	$573,040	$-	$-	$573,040
Interest and other income	$10,985,470	$48,512	$32,798	$11,066,780

	As of December 31, 2009
	United		Vessels and Equipment (a)
	States	Europe		Total
Long-lived assets:
Net investment in finance leases	$15,720,979	$10,229,027	$130,630,214	$156,580,220
Leased equipment at cost, net	$50,681,620	$-	$284,798,533	$335,480,153
Notes receivable	$64,615,265	$9,293,340	$-	$73,908,605
Investment in joint venture	$4,609,644	$-	$-	$4,609,644

(a) The LLC's vessels and equipment are chartered to six separate companies: one vessel to Teekay, two vessels to Vroon, four vessels to AET, one vessel and equipment to Swiber, three vessels to Leighton and one vessel to Lily Shipping. When the LLC charters a vessel to a charterer, the charterer is free to trade the vessel worldwide.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(14)	Geographic Information – continued

	Year Ended December 31, 2008
	United
	States	Europe	Vessels (a)	Total
Revenue:
Rental income	$10,542,051	$-	$12,398,594	$22,940,645
Finance income	$2,185,240	$1,509,938	$-	$3,695,178
Income from investment in joint venture	$325,235	$-	$-	$325,235
Interest and other income	$2,364,435	$21,009	$-	$2,385,444

	As of December 31, 2008
	United
	States	Europe	Vessels (a)	Total
Long-lived assets:
Net investment in finance leases	$17,300,158	$9,598,575	$-	$26,898,733
Leased equipment at cost, net	$47,855,363	$-	$254,398,311	$302,253,674
Notes receivable	$52,700,354	$-	$-	$52,700,354
Investment in joint venture	$5,374,899	$-	$-	$5,374,899

     (a)  The LLC's vessels are chartered to three separate companies: one vessel to Teekay, two vessels to Vroon and four vessels to AET. When the LLC charters a vessel to a charterer, the charterer is free to trade the vessel worldwide.

(15)	Selected Quarterly Financial Data

The following table is a summary of selected financial data, by quarter:

	(unaudited)					Year ended
	Quarters Ended in 2009					December 31,
	March 31,	June 30,	September 30,	December 31,		2009

Total revenue	$16,289,020	$18,495,174	$20,783,152	$22,923,872	(a)	$78,491,218

Net income attributable to Fund Twelve
allocable to additional members	$3,040,961	$3,675,766	$2,665,557	$4,338,043	(a)	$13,720,327

Weighted average number of additional shares of
limited liability company interests outstanding	295,095	342,374	348,749	348,716		333,979

Net income attributable to Fund Twelve per
weighted average additional share of limited
liability company interests	$10.31	$10.74	$7.64	$12.44		$41.08

(a)	The LLC subsequently determined that a cumulative adjustment of $848,000 to increase revenue and a cumulative adjustment of $766,000 to decrease net income attributable to Fund Twelve was required to account for an operating lease previously accounted for as a finance lease during the quarter ended June 30, 2009. Management has determined that the impact on each of the fiscal quarters in 2009 is not material.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(15)	Selected Quarterly Financial Data - continued

	(unaudited)				Year ended
	Quarters Ended in 2008				December 31,
	March 31,	June 30,	September 30,	December 31,	2008

Total revenue	$4,247,630	$6,728,265	$7,934,321	$10,436,286	$29,346,502

Net income attributable to Fund Twelve
allocable to additional members	$721,535	$1,401,658	$2,005,987	$1,753,974	$5,883,154

Weighted average number of additional shares of
limited liability company interests outstanding	114,701	157,613	203,998	251,778	181,777

Net income attributable to Fund Twelve per
weighted average additional share of limited
liability company interests	$6.29	$8.89	$9.83	$6.97	$32.36

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

The Participating Funds have entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investments. The term of the credit support agreement matches the term of the schedules to the master lease agreement. No amounts were accrued at December 31, 2009 and the Manager cannot reasonably estimate at this time the maximum potential amounts, if any, that may become payable under the credit support agreement.

The LLC has entered into certain residual sharing and remarketing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas. The obligation related to these agreements is recorded at fair value.

In connection with the acquisitions of the Eagle Auriga, the Eagle Centaurus, the Eagle Carina and the Eagle Corona, the LLC, through ICON Eagle Holdings, ICON Carina Holdings and ICON Corona Holdings, maintains four restricted cash accounts with Fortis. These restricted cash accounts consist of the free cash balances that result from the difference between the bareboat charter payments from AET and the repayments on the non-recourse long-term debt to Fortis and DVB. The account of ICON Eagle Holdings is cross-collateralized and the free cash remains in the restricted cash account until an aggregate amount of $500,000 is funded into the account. Thereafter, all cash in excess of $500,000 can be distributed. The free cash for ICON Carina Holdings and ICON Corona Holdings remain in their restricted cash accounts until $500,000 is funded into each account. Thereafter, all free cash in excess of $500,000 can be distributed from the respective accounts.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(16)	Commitments and Contingencies and Off-Balance Sheet Transactions - continued

In connection with the acquistions of the Leighton Vessels, the LLC, through ICON Mynx, ICON Stealth and ICON Eclipse, is required to maintain a minimum aggregate cash balance of $450,000 among the respective bank accounts of ICON Mynx, ICON Stealth and ICON Eclipse.

In connection with the acquisition of the Ocean Princess, the LLC, through ICON Ionian, is required to maintain a minimum cash balance of $300,000 with Nordea at all times.

The aforementioned cash amounts are presented within other non-current assets in the LLC’s consolidated balance sheets as of December 31, 2009 and 2008.

(17)	Income Tax Reconciliation (unaudited)

No provision for income taxes has been recorded by the LLC since the liability for such taxes is the responsibility of each of the individual members rather than the LLC.  The LLC’s income tax returns are subject to examination by federal and State taxing authorities, and changes, if any, could adjust the individual income taxes of the members.

At December 31, 2009 and 2008, the members’ capital accounts included in the consolidated financial statements totaled $273,079,715 and $223,487,730, respectively. The members’ capital for federal income tax purposes at December 31, 2009 and 2008 totaled $261,185,416 and $215,058,845, respectively.  The difference arises primarily from sales and offering expenses reported as a reduction in the additional members’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in depreciation and amortization between financial reporting purposes and federal income tax purposes.

The following table reconciles net income attributable to Fund Twelve for financial statement reporting purposes to the net income (loss) attributable to Fund Twelve for federal income tax purposes for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Net income attributable to Fund Twelve per	$13,858,916	$5,942,580	$116,852
consolidated financial statements

Rental income	1,978,218	1,791,376	2,745,798
Depreciation and amortization	(7,413,456)	(20,199,124)	(6,286,562)
Tax gain (loss) from consolidated joint venture	1,952,754	(2,047,725)	529,288
Other	(155,169)	1,691,381	669,836
Net income (loss) attributable to Fund Twelve for
federal income tax purposes	$10,221,263	$(12,821,512)	$(2,224,788)

(18)	Subsequent Event

On December 18, 2009, the LLC, through its wholly-owned subsidiary, ICON Faulkner, LLC (“ICON Faulkner”), a Marshall Islands limited liability company, entered into a Memorandum of Agreement (the “Faulkner MOA”) to purchase the pipelay barge, the Leighton Faulkner, from Leighton Contractors (Asia) Limited (“Leighton Contractors”) for $20,000,000.  Simultaneously with the execution of the Faulkner MOA, ICON Faulkner entered into a bareboat charter with Leighton Contractors for a period of 96 months commencing on the closing date.  The acquisition closed on January 5, 2010.  The purchase price for the Leighton Faulkner consisted of $1,000,000 in cash and $19,000,000 in a non-recourse loan, which included $12,000,000 of senior debt pursuant to a senior facility agreement with Standard Chartered and $7,000,000 of subordinated seller’s credit.  The loan has a term of five years, with an option to extend for another three years. The interest rate has been fixed pursuant to a swap agreement.  All of Leighton Contractors’ obligations are guaranteed by its ultimate parent company, Leighton Holdings, a publicly traded company on the Australian Stock Exchange.  The LLC paid an acquisition fee to the Manager of approximately $600,000 relating to this transaction.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2009, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Our Manager assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.”

Based on its assessment, our Manager believes that, as of December 31, 2009, its internal control over financial reporting is effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our Manager’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's Manager and Corporate Governance

Our Manager, ICON Capital Corp., a Delaware corporation (“ICON”), was formed in 1985. Our Manager's principal offices are located at 100 Fifth Avenue, 4th Floor, New York, New York 10011, and its telephone number is (212) 418-4700.

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
Name	Age	Title
Michael A. Reisner	39	Co-Chairman, Co-Chief Executive Officer and Co-President
Mark Gatto	37	Co-Chairman, Co-Chief Executive Officer and Co-President
Joel S. Kress	37	Executive Vice President — Business and Legal Affairs
Anthony J. Branca	41	Senior Vice President and Chief Financial Officer
H. Daniel Kramer	58	Senior Vice President and Chief Marketing Officer
David J. Verlizzo	37	Senior Vice President — Business and Legal Affairs
Craig A. Jackson	51	Senior Vice President — Remarketing and Asset Management
Harry Giovani	35	Senior Vice President — Credit

Michael A. Reisner, Co-Chairman, Co-Chief Executive Officer and Co-President, joined ICON in 2001. Mr. Reisner has been a Director since May 2007.  Mr. Reisner was formerly Chief Financial Officer from January 2007 through April 2008.  Mr. Reisner was also formerly Executive Vice President – Acquisitions from February 2006 through January 2007. Mr. Reisner was Senior Vice President and General Counsel from January 2004 through January 2006. Mr. Reisner was Vice President and Associate General Counsel from March 2001 until December 2003. Previously, from 1996 to 2001, Mr. Reisner was an attorney with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions.  Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-Chairman, Co-Chief Executive Officer and Co-President, has been a Director since May 2007.  Mr. Gatto originally joined ICON in 1999 and was previously Executive Vice President and Chief Acquisitions Officer from May 2007 to January 2008.  Mr. Gatto was formerly Executive Vice President – Business Development from February 2006 to May 2007 and Associate General Counsel from November 1999 through October 2000.  Before serving as Associate General Counsel, Mr. Gatto was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. From November 2000 to June 2003, Mr. Gatto was Director of Player Licensing for the Topps Company and, in July 2003, he co-founded ForSport Enterprises, LLC, a specialty business consulting firm in New York City, and served as its managing partner before re-joining ICON in April 2005.  Mr. Gatto received an M.B.A. from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Joel S. Kress, Executive Vice President – Business and Legal Affairs, started his tenure with ICON in August 2005 as Vice President and Associate General Counsel.  In February 2006, he was promoted to Senior Vice President and General Counsel, and in May 2007, he was promoted to his current position.  Previously, from September 2001 to July 2005, Mr. Kress was an attorney with Fried, Frank, Harris, Shriver & Jacobson LLP in New York and London, England, concentrating on mergers and acquisitions, corporate finance and financing transactions (including debt and equity issuances) and private equity investments.  Mr. Kress received a J.D. from Boston University School of Law and a B.A. from Connecticut College.

Anthony J. Branca has been Chief Financial Officer since May 2008. Mr. Branca was formerly Senior Vice President – Accounting and Finance from January 2007 through April 2008. Mr. Branca was Director of Corporate Reporting & Analysis for The Nielsen Company (formerly VNU) from March 2004 until January 2007, was International Controller of an internet affiliate from May 2002 to March 2004 and held various other management positions with The Nielsen Company from July 1997 through May 2002. Previously, from 1995 through 1997, Mr. Branca was employed at Fortune Brands. Mr. Branca started his career as an auditor with KPMG Peat Marwick in 1991.  Mr. Branca received a B.B.A. from Pace University.

H. Daniel Kramer, Senior Vice President and Chief Marketing Officer, joined ICON in February 2008.  Mr. Kramer has more than 30 years of equipment leasing and structured finance experience. Most recently, from October 2006 to February 2008, Mr. Kramer was part of CIT Commercial Finance, Equipment Finance Division, offering equipment leasing and financing solutions to complement public and private companies’ capital structure.  Prior to that role, from February 2003 to October 2006, Mr. Kramer was Senior Vice President, National Sales Manager with GMAC Commercial Equipment Finance, leading a direct sales organizational team; from 2001 to 2003, Senior Vice President and National Sales Manager for ORIX Commercial Structured Equipment Finance division; and President of Kramer, Clark & Company for 12 years, providing financial consulting services to private and public companies, including structuring and syndicating private placements, equipment leasing and recapitalizations.  Mr. Kramer received a B.S. from Glassboro State College.

David J. Verlizzo has been Senior Vice President – Business and Legal Affairs since July 2007.  Mr. Verlizzo was formerly Vice President and Deputy General Counsel from February 2006 to July 2007 and was Assistant Vice President and Associate General Counsel from May 2005 until January 2006.  Previously, from May 2001 to May 2005, Mr. Verlizzo was an attorney with Cohen Tauber Spievack & Wagner LLP in New York, concentrating on public and private securities offerings, securities law compliance and corporate and commercial transactions.  Mr. Verlizzo received a J.D. from Hofstra University School of Law and a B.S. from The University of Scranton.

Craig A. Jackson has been Senior Vice President – Remarketing and Asset Management since March 2008. Mr. Jackson was previously Vice President – Remarketing and Portfolio Management from February 2006 through March 2008. Previously, from October 2001 to February 2006, Mr. Jackson was President and founder of Remarketing Services, Inc., a transportation equipment remarketing company. Prior to 2001, Mr. Jackson served as Vice President of Remarketing and Vice President of Operations for Chancellor Fleet Corporation (an equipment leasing company).  Mr. Jackson received a B.A. from Wilkes University.

Harry Giovani, Senior Vice President – Credit, joined ICON in April 2008. Most recently, from March 2007 to January 2008, Mr. Giovani was Vice President for FirstLight Financial Corporation, responsible for underwriting and syndicating middle market leveraged loan transactions. Previously, from April 2004 to March 2007, he worked at GE Commercial Finance, initially as an Assistant Vice President in the Intermediary Group, where he was responsible for executing middle market transactions in a number of industries including manufacturing, steel, paper, pharmaceutical, technology, chemicals and automotive, and later as a Vice President in the Industrial Project Finance Group, where he originated highly structured project finance transactions. Mr. Giovani started his career in 1997 at Citigroup’s Citicorp Securities and CitiCapital divisions, where he spent six years in a variety of roles of increasing responsibility including underwriting, origination and strategic marketing/business development. Mr. Giovani graduated from Cornell University in 1996 with a B.S. in Finance.

Code of Ethics

Our Manager, on our behalf, has adopted a code of ethics for its Co-Chief Executive Officers and Chief Financial Officer.  The Code of Ethics is available free of charge by requesting it in writing from our Manager.  Our Manager's address is 100 Fifth Avenue, 4th Floor, New York, New York 10011.

Item 11. Executive Compensation

We have no directors or officers. Our Manager and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2009 and 2008 and for the period from May 25, 2007 (Commencement of Operations) through December 31, 2007:

					For the Period from
					May 25, 2007
					(Commencement of
			Years Ended December 31,		Operations) through
Entity	Capacity	Description	2009	2008	December 31, 2007
ICON Capital Corp.	Manager	Organizational and offering expenses (1)	$372,809	$2,273,874	$2,841,757
ICON Securities Corp.	Managing broker-dealer	Underwriting fees (1)	1,441,563	3,458,030	1,849,163
ICON Capital Corp.	Manager	Acquisition fees (2)	8,021,745	7,905,969	2,090,934
ICON Capital Corp.	Manager	Administrative expense reimbursements (3)	3,594,400	2,705,118	1,346,866
ICON Capital Corp.	Manager	Management fees (3)	3,390,239	1,474,993	178,289
Total fees paid to related parties			$16,820,756	$17,817,984	$8,307,009

(1) Amount charged directly to members' equity.
(2) Amount capitalized and amortized to operations over the estimated service period in accordance with our accounting policies.
(3) Amount charged directly to operations.

Our Manager also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds.  We paid and accrued distributions to our Manager of $318,725 and $162,440 for the years ended December 31, 2009 and 2008, respectively, and $20,561 for the period from May 25, 2007 (Commencement of Operations) through December 31, 2007.  Our Manager’s interest in our net income was $138,589 and $59,426 for the years ended December 31, 2009 and 2008, respectively, and $1,169 for the period from May 25, 2007 (Commencement of Operations) through December 31, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and the Manager and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)	As of March 19, 2010, no directors or officers of our Manager own any of our equity securities.

(c)	Neither we nor our Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” for a discussion of our related party transactions.  See Notes 6 and 9 to our consolidated financial statements for a discussion of our investment in joint venture and transactions with related parties, respectively.

Because we are not listed on any national securities exchange or inter-dealer quotation system, we have elected to use the Nasdaq Stock Market’s definition of “independent director” in evaluating whether any of our Manager’s directors are independent. Under this definition, the board of directors of our Manager has determined that our Manager does not have any independent directors, nor are we required to have any.

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2009 and 2008, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.

The following table presents the fees for both audit and non-audit services rendered by Ernst & Young LLP for the years ended December 31, 2009 and 2008:

Principal Audit Firm - Ernst & Young LLP
	2009	2008
Audit fees	$470,000	$619,362
Tax fees	97,175	61,000

	$567,175	$680,362

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

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

31.1 Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Leasing Fund Twelve, LLC
(Registrant)

By: ICON Capital Corp.
      (Manager of the Registrant)

March 30, 2010

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ICON Leasing Fund Twelve, LLC
(Registrant)

By: ICON Capital Corp.
      (Manager of the Registrant)

March 30, 2010

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

101