Form 10-Q
period 2010-03-31
ICON LEASING FUND TWELVE, LLC
filed 2010-05-14
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2010

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-53189

ICON Leasing Fund Twelve, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5651009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

(212) 418-4700
(Registrant's telephone number, including area code)

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
[ ] Yes     [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,’’ “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]     Accelerated filer [  ]     Non-accelerated filer [X]     Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on May 7, 2010 is 348,709.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	March 31,
	2010	December 31,
	(unaudited)	2009
Current assets:
Cash and cash equivalents	$27,158,253	$27,075,059
Current portion of net investment in finance leases	19,329,588	17,565,862
Current portion of notes receivable	23,444,019	22,786,334
Other current assets	2,027,616	1,740,046
Assets held for sale, net	8,982,354	8,982,354

Total current assets	80,941,830	78,149,655

Non-current assets:
Net investment in finance leases, less current portion	150,976,194	139,014,358
Leased equipment at cost (less accumulated depreciation of
$52,056,908 and $43,506,562, respectively)	326,929,807	335,480,153
Notes receivable, less current portion	45,642,883	51,122,271
Investment in joint venture	4,424,028	4,609,644
Other non-current assets, net	11,654,313	12,602,305

Total non-current assets	539,627,225	542,828,731

Total Assets	$620,569,055	$620,978,386

Liabilities and Equity
Current liabilities:
Current portion of non-recourse long-term debt	$43,793,829	$43,305,938
Derivative instruments	6,272,358	4,779,552
Deferred revenue	5,848,929	6,576,971
Due to Manager and affiliates	331,245	482,301
Accrued expenses and other current liabilities	2,671,353	3,154,453

Total current liabilities	58,917,714	58,299,215

Non-current liabilities:
Non-recourse long-term debt, less current portion	177,976,465	176,961,900
Other non-current liabilities	49,259,299	44,082,046

Total non-current liabilities	227,235,764	221,043,946

Total Liabilities	286,153,478	279,343,161

Commitments and contingencies (Note 12)

Equity:
Members' Equity:
Additional Members	274,500,881	278,405,366
Manager	(340,981)	(301,542)
Accumulated other comprehensive loss	(6,688,715)	(5,024,109)

Total Members' Equity	267,471,185	273,079,715

Noncontrolling Interests	66,944,392	68,555,510

Total Equity	334,415,577	341,635,225

Total Liabilities and Equity	$620,569,055	$620,978,386

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2010	2009

Revenue:
Rental income	$15,657,262	$12,830,390
Finance income	3,965,767	880,910
Income from investment in joint venture	148,958	161,904
Interest and other income	3,223,752	2,415,816

Total revenue	22,995,739	16,289,020

Expenses:
Management fees - Manager	1,072,882	700,029
Administrative expense reimbursements - Manager	685,443	850,069
General and administrative	633,487	438,090
Interest	4,533,199	2,241,378
Depreciation and amortization	9,172,742	7,599,589
Loss on financial instruments	230,451	21,842

Total expenses	16,328,204	11,850,997

Net income	6,667,535	4,438,023

Less: Net income attributable to noncontrolling interests	(2,113,869)	(1,366,345)

Net income attributable to Fund Twelve	$4,553,666	$3,071,678

Net income attributable to Fund Twelve allocable to:
Additional Members	$4,508,129	$3,040,961
Manager	45,537	30,717

	$4,553,666	$3,071,678

Weighted average number of additional shares of
limited liability company interests outstanding	348,709	295,095

Net income attributable to Fund Twelve per weighted
average additional share of limited liability company
interests outstanding	$12.93	$10.31

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Changes in Equity

	Members' Equity

	Additional Shares of			Accumulated Other
	Limited Liability Company Interests	Additional Members	Manager	Comprehensive Loss	Total Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2009	348,709	$278,405,366	$(301,542)	$(5,024,109)	$273,079,715	$68,555,510	$341,635,225

Comprehensive income:
Net income	-	4,508,129	45,537	-	4,553,666	2,113,869	6,667,535
Change in valuation of
derivative instruments	-	-	-	(1,043,025)	(1,043,025)	(36,768)	(1,079,793)
Currency translation adjustment	-	-	-	(621,581)	(621,581)	-	(621,581)
Total comprehensive income					2,889,060	2,077,101	4,966,161
Cash distributions	-	(8,412,614)	(84,976)	-	(8,497,590)	(3,800,206)	(12,297,796)
Investment in joint venture by
noncontrolling interest	-	-	-	-	-	111,987	111,987

Balance, March 31, 2010 (unaudited)	348,709	$274,500,881	$(340,981)	$(6,688,715)	$267,471,185	$66,944,392	$334,415,577

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income	$6,667,535	$4,438,023
Adjustments to reconcile net income to net cash provided by
operating activities:
Rental income paid directly to lenders by lessees	(8,175,408)	(7,890,805)
Finance income	(3,965,767)	(880,910)
Income from investment in joint venture	(148,958)	(161,904)
Depreciation and amortization	9,172,742	7,599,589
Interest expense on non-recourse financing paid directly
to lenders by lessees	1,846,092	2,005,737
Interest expense from amortization of debt financing costs	309,849	235,641
Accretion of seller's credit and other	554,588	-
Loss on financial instruments	230,451	21,842
Changes in operating assets and liabilities:
Collection of finance leases	7,783,177	2,213,439
Other assets, net	(246,556)	(2,116,143)
Accrued expenses and other current liabilities	(744,538)	(524,189)
Deferred revenue	(728,042)	(1,167,118)
Due to/from Manager and affiliates, net	(151,056)	35,555
Distributions from joint venture	148,958	161,904

Net cash provided by operating activities	12,553,067	3,970,661

Cash flows from investing activities:
Purchase of equipment	(1,783,302)	(27,906,940)
Distributions received from joint venture in excess of profits	185,616	172,670
Restricted cash	(225,683)	(186,804)
Investment in notes receivable	-	(8,106,476)
Repayment of notes receivable	5,324,010	4,243,800

Net cash provided by (used in) investing activities	3,500,641	(31,783,750)

Cash flows from financing activities:
Repayments of non-recourse long-term debt	(3,784,375)	-
Issuance of additional shares of limited liability company interests,
net of sales and offering expenses	-	39,984,402
Investment in joint venture by noncontrolling interest	111,987	-
Distributions to noncontrolling interests	(3,800,206)	(2,476,304)
Cash distributions to members	(8,497,590)	(6,848,333)

Net cash (used in) provided by financing activities	(15,970,184)	30,659,765

Effects of exchange rates on cash and cash equivalents	(330)	5,476

Net increase in cash and cash equivalents	83,194	2,852,152

Cash and cash equivalents, beginning of period	27,075,059	45,408,378

Cash and cash equivalents, end of period	$27,158,253	$48,260,530

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2010	2009

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$2,262,000	$-

Supplemental disclosure of non-cash investing and financing activities:

Principal and interest on non-recourse long-term debt
paid directly to lenders by lessees	$8,175,408	$7,890,805

Equipment purchased with non-recourse long-term debt paid directly by lender	$12,000,000	$-

Equipment purchased with subordinated financing provided by seller	$7,000,000	$-

Investment in joint venture by noncontrolling interest	$-	$18,381,998

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
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

(2)	Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of the Manager, all adjustments considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2009. The results for the interim period are not necessarily indicative of the results for the full year.

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
March 31, 2010
(unaudited)

(2)	Basis of Presentation and Consolidation - continued

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

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standard Codification 810 – Consolidation (“ASC 810”). The update amends the consolidation guidance applicable to variable interest entities (“VIEs”) and changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE. ASC 810 will also require assessments at each reporting period of which party within the VIE is considered the primary beneficiary and will require a number of new disclosures related to VIEs. ASC 810 is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance, effective January 1, 2010, did not have a material impact on the LLC’s consolidated financial statements as of and for the three months ended March 31, 2010.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), amending Accounting Standards Codification 820. ASU 2010-06 requires new disclosures and clarifies existing disclosures on fair value measurements.  It requires new disclosures including (i) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers and (ii) separate presentation of information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This update also clarifies existing disclosures requiring the LLC to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material effect on the LLC’s consolidated financial statements as of and for the three months ended March 31, 2010.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	March 31,	December 31,
	2010	2009

Minimum rents receivable	$221,274,961	$203,775,000
Estimated residual values	18,230,622	16,545,104
Initial direct costs, net	6,116,615	5,663,856
Unearned income	(75,316,416)	(69,403,740)

Net investment in finance leases	170,305,782	156,580,220

Less: Current portion of net
investment in finance leases	19,329,588	17,565,862

Net investment in finance leases,
less current portion	$150,976,194	$139,014,358

Manufacturing Equipment

Due to the global downturn in the automotive industry, Sealynx Automotive Transieres SAS (“Sealynx”) requested a restructuring of its lease payments during the third quarter of 2009 and the LLC agreed to reduce Sealynx’s lease payments. On January 4, 2010, the LLC restructured the payment obligations of Sealynx under the lease to provide it with cash flow flexibility while at the same time attempting to preserve the LLC’s projected economic return on this investment.  As additional security for restructuring the payment obligations, ICON French Equipment II, LLC, a wholly-owned subsidiary of the LLC (“ICON French Equipment II”), received an additional mortgage on certain real property owned by Sealynx located in Charleval, France.

Marine Vessels and Equipment

On December 18, 2009, the LLC, through its wholly-owned subsidiary, ICON Faulkner, LLC (“ICON Faulkner”), entered into a Memorandum of Agreement (the “Faulkner MOA”) to purchase the pipelay barge, the Leighton Faulkner, from Leighton Contractors (Asia) Limited (“Leighton Contractors”) for $20,000,000.  Simultaneously with the execution of the Faulkner MOA, ICON Faulkner entered into a bareboat charter with Leighton Contractors for a period of ninety-six months commencing on January 5, 2010.  The purchase price for the Leighton Faulkner consisted of $1,000,000 in cash and $19,000,000 in non-recourse indebtedness, which included $12,000,000 of senior debt pursuant to a senior facility agreement with Standard Chartered Bank, Singapore Branch (“SCB”) and a $7,000,000 subordinated seller’s credit.  The loan from SCB has a term of five years, with an option to extend for another three years. The interest rate has been fixed pursuant to a swap agreement.  All of Leighton Contractors’ obligations are guaranteed by its ultimate parent company, Leighton Holdings Limited (“Leighton Holdings”), a publicly traded company on the Australian Stock Exchange.  The LLC paid an acquisition fee to its Manager of $600,000 relating to this transaction.

On March 31, 2010, the LLC, through its wholly-owned subsidiary, ICON Mynx Pte. Ltd. (“ICON Mynx”), entered into an agreement with Leighton Offshore Pte. Ltd. (“Leighton Offshore”), to improve the accommodation and work barge, the Leighton Mynx, by acquiring certain equipment and making upgrades for an amount equal to $20,000,000.  The upgrades include the addition of a helicopter deck, as well as a new crane and accommodation unit.  The purchase price for the upgrades consists of $2,000,000 in cash and $18,000,000 in non-recourse indebtedness, which included $4,000,000 of subordinated contractor’s credit and $14,000,000 of senior debt pursuant to an amended senior facility agreement with SCB (the “Amended Facility Agreement”). The Amended Facility Agreement will be repaid in quarterly installments beginning on March 31, 2011 and interest will be fixed pursuant to a swap agreement with SCB.  In consideration for financing the upgrades, ICON Mynx and Leighton Offshore agreed to amend the bareboat charter for the Leighton Mynx to, among other things, increase the amount of monthly charter hire payable by Leighton Offshore and increase the value of the purchase option price at the expiry of the charter.  All of Leighton Offshore's obligations are guaranteed by Leighton Holdings.  On April 7, 2010, the LLC paid an acquisition fee to its Manager of $600,000 relating to this transaction.

Non-cancelable minimum annual amounts due on investment in finance leases over the next five years were as follows at March 31, 2010:

For the period April 1 to December 31, 2010	$26,234,374
For the year ending December 31, 2011	31,438,808
For the year ending December 31, 2012	24,589,171
For the year ending December 31, 2013	21,370,685
For the year ending December 31, 2014	25,256,655
Thereafter	92,385,268

$221,274,961

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	March 31,	December 31,
	2010	2009
Marine vessels and equipment	$316,103,074	$316,103,074
Manufacturing equipment	19,559,700	19,559,700
Mining equipment	20,122,452	20,122,452
Telecommunications equipment	6,116,887	6,116,887
Motor coaches	5,473,082	5,473,082
Gas compressors	11,611,520	11,611,520
	378,986,715	378,986,715
Less: Accumulated depreciation	(52,056,908)	(43,506,562)

	$326,929,807	$335,480,153

Depreciation expense was $8,550,346 and $7,311,736 for the three months ended March 31, 2010 and 2009, respectively.

On January 13, 2010, the LLC further amended the lease with LC Manufacturing, LLC (“LC Manufacturing”) to reduce LC Manufacturing’s payment obligations under the lease and to provide the LLC with an excess cash flow sweep in the event that excess cash is available in the future.

Aggregate annual minimum future rentals receivable from the LLC’s non-cancelable leases over the next five years consisted of the following at March 31, 2010:

For the period April 1 to December 31, 2010	$47,936,897
For the year ending December 31, 2011	58,244,482
For the year ending December 31, 2012	52,822,912
For the year ending December 31, 2013	37,269,673
For the year ending December 31, 2014	12,404,850
Thereafter	21,260,000
$229,938,814

(5)	Notes Receivable

Note Receivable Secured by a Machine Paper Coating Manufacturing Line

On February 26, 2010, the LLC, through its wholly-owned subsidiary ICON Appleton, LLC (“ICON Appleton”), amended certain financial covenants in the loan agreement with Appleton Papers, Inc. (“Appleton”).  In consideration for amending the loan agreement, the LLC received an amendment fee from Appleton in the amount of approximately $117,000.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(6)	Non-Recourse Long-Term Debt

The LLC had the following non-recourse long-term debt:

	March 31,	December 31,
	2010	2009
ICON Mayon, LLC	$11,466,943	$12,341,338
ICON Aegean Express, LLC	14,628,184	15,039,415
ICON Arabian Express, LLC	14,628,184	15,039,415
ICON Eagle Holdings, LLC	43,373,037	45,743,677
ICON Eagle Carina Holdings, LLC	21,033,152	22,229,602
ICON Eagle Corona Holdings, LLC	21,891,154	23,107,724
ICON Mynx, LLC	5,512,500	5,700,000
ICON Stealth, LLC	26,460,000	27,360,000
ICON Eclipse, LLC	42,578,125	45,000,000
ICON Ionian, LLC	5,225,000	5,500,000
ICON Coach, LLC	2,974,015	3,206,667
ICON Faulkner, LLC	12,000,000	-

Total non-recourse long-term debt	221,770,294	220,267,838

Less: Current portion of non-recourse long-term debt	43,793,829	43,305,938

Total non-recourse long-term debt, less current portion	$177,976,465	$176,961,900

As of March 31, 2010 and December 31, 2009, the LLC had capitalized net debt financing costs of $3,622,538 and $3,699,981, respectively. For the three months ended March 31, 2010 and 2009, the amortization of debt financing costs resulted in the recognition of interest expense of $309,849 and $235,641, respectively.

The aggregate maturities of non-recourse long-term debt over the next five years were as follows at March 31, 2010:

For the period April 1 to December 31, 2010	$32,640,460
For the year ending December 31, 2011	46,731,291
For the year ending December 31, 2012	40,779,046
For the year ending December 31, 2013	48,861,076
For the year ending December 31, 2014	47,726,167
Thereafter	5,032,254
$221,770,294

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(7)	Revolving Line of Credit, Recourse

The LLC and certain entities managed by the Manager, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC (“Fund Ten”), ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At March 31, 2010, no amounts were accrued related to the LLC’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at March 31, 2010 was 4.0%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

Aggregate borrowings by all Borrowers under the Facility amounted to $700,000 at March 31, 2010, all of which was borrowed by Fund Ten. Subsequent to March 31, 2010, Fund Ten borrowed an additional $650,000 under the Facility, which increased its outstanding loan balance to $1,350,000.

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain covenants.  At March 31, 2010, the Borrowers were in compliance with all covenants.

(8)	Transactions with Related Parties

The LLC entered into certain agreements with its Manager and ICON Securities Corp., a wholly-owned subsidiary of the Manager and dealer-manager of the LLC's offering (“ICON Securities”), whereby the LLC paid certain fees and reimbursements to these parties.  The Manager was entitled to receive an organizational and offering expense allowance of 3.5% of capital raised up to $50,000,000, 2.5% of capital raised between $50,000,001 and $100,000,000, 1.5% of capital raised between $100,000,001 and $200,000,000, 1.0% of capital raised between $200,000,001 and $250,000,000 and 0.5% of capital raised over $250,000,000.  ICON Securities was entitled to receive a 2% underwriting fee from the gross proceeds from sales of shares of limited liability company interests (“Shares”) to additional members.

In accordance with the terms of the LLC Agreement, the LLC pays or paid the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals and other contractual payments recognized either directly by the LLC or through its joint ventures and (ii) acquisition fees, through the end of the operating period, of 3% of the purchase price of the LLC’s investments.  In addition, the Manager is reimbursed for administrative expenses incurred in connection with the LLC’s operations. The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(8)	Transactions with Related Parties - continued

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

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2010	2009
ICON Capital Corp.	Manager	Organizational and
		offering expenses (1)	$-	$221,989
ICON Securities Corp.	Managing broker-dealer	Underwriting fees (1)	-	838,283
ICON Capital Corp.	Manager	Acquisition fees (2)	600,000	1,805,574
ICON Capital Corp.	Manager	Administrative expense
		reimbursements (3)	685,443	850,069
ICON Capital Corp.	Manager	Management fees (3)	1,072,882	700,029
			$2,358,325	$4,415,944

(1) Amount charged directly to members' equity.
(2) Amount capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(3) Amount charged directly to operations.

At March 31, 2010, the LLC had a net payable of $331,245 primarily related to administrative expense reimbursements due to the Manager.

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
March 31, 2010
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

As of March 31, 2010, the LLC had ten floating-to-fixed interest rate swaps, one relating to each of ICON Mynx, ICON Stealth Pte. Ltd. (“ICON Stealth”), ICON Eclipse Pte. Ltd. (“ICON Eclipse”), ICON Eagle Corona Holdings, LLC, ICON Eagle Carina Holdings, LLC, ICON Aegean Express, LLC, ICON Arabian Express, LLC and ICON Mayon, LLC and two relating to ICON Eagle Holdings, LLC (“ICON Eagle Holdings”), that are designated and qualifying as cash flow hedges with an aggregate notional amount of $201,133,779. These interest rate swaps have maturity dates ranging from July 25, 2011 to September 30, 2014.

For these derivatives, the LLC records the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statements of operations as the impact of the hedged transaction. During the three months ended March 31, 2010, the LLC recorded $13,548 of hedge ineffectiveness in earnings. At March 31, 2010, the total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was $5,293,554.

During the twelve months ending March 31, 2011, the LLC estimates that $4,232,738 will be transferred from AOCI to interest expense.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(9)	Derivative Financial Instruments - continued

Foreign Exchange Risk

The LLC is exposed to fluctuations in Euros and pounds sterling. The LLC, at times, uses foreign currency derivatives, including currency forward agreements, to manage its exposure to fluctuations in the USD-Euro and USD-pounds sterling exchange rates. Currency forward agreements involved fixing the foreign exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements were typically cash settled in U.S. dollars for their fair value at or close to their settlement date.

Non-designated Derivatives

As of March 31, 2010, the LLC had two interest rate swaps, one relating to each of ICON Faulker and ICON Ionian, LLC (“ICON Ionian”),  with a notional balance of $17,225,000 that are not speculative and are used to meet the LLC’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. The LLC’s hedging strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. Each interest rate swap involves the receipt of floating-rate interest payments from a counterparty in exchange for the LLC making fixed interest rate payments over the life of the agreement without exchange of the underlying notional amount.

Additionally, the LLC holds warrants that are held for purposes other than hedging. All changes in the fair value of the interest rate swaps not designated as hedges and the warrants are recorded directly in earnings.

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheet as of March 31, 2010 and December 31, 2009:

	Asset Derivatives			Liability Derivatives
		March 31,	December 31,		March 31,	December 31,
		2010	2009		2010	2009
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging
instruments:
Interest rate swaps		$-	$-	Derivative instruments	$5,975,174	$4,766,243

Derivatives not designated as hedging
instruments:
Interest rate swaps		$-	$-	Derivative instruments	$297,184	$13,309
Warrants	Other non-current assets	$77,582	$79,371		$-	$-

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(9)	Derivative Financial Instruments - continued

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statement of operations for the three months ended March 31, 2010:

Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest rate swaps	$(2,338,056)	Interest expense	$(1,295,031)	(Loss) gain on financial instruments	$(13,548)

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statement of operations for the three months ended March 31, 2009:

Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative(Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Foreign exchange contracts	$(26,992)	General and administrative	$-	(Loss) gain on financial instruments	$-
Interest rate swaps	(669,970)	Interest expense	(676,407)	(Loss) gain on financial instruments	(16,060)

Total	$(696,962)		$(676,407)		$(16,060)

The LLC’s derivative financial instruments not designated as hedging instruments generated a net loss on the consolidated statements of operations for the three months ended March 31, 2010 and 2009 of $216,903 and $5,782, respectively. The net loss recorded for the three months ended March 31, 2010 was comprised of $215,114 relating to interest rate swap contracts and $1,789 relating to warrants. The loss recorded for the three months ended March 31, 2009 was comprised of $5,782 relating to warrants.

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

As of March 31, 2010, the fair value of the derivatives in a liability position was $6,272,358. In the event that the LLC would be required to settle its obligations under the agreements as of March 31, 2010, the termination value would be $6,501,235.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(10)	Accumulated Other Comprehensive Loss

AOCI included accumulated unrealized losses on derivative financial instruments and currency translation adjustments of $5,293,554 and $1,395,161, respectively, at March 31, 2010 and accumulated unrealized losses on derivative financial instruments and currency translation adjustments of $4,250,529 and $773,580, respectively, at December 31, 2009.

Total comprehensive income for the three months ended March 31, 2010 and 2009 was $4,966,161 and $3,742,420, which included: (i) net income of $6,667,535 and $4,438,023, (ii) the net change in unrealized loss on derivative financial instruments of $1,079,793 and $86,307 and (iii) unrealized loss on currency translation adjustments of $621,581 and $609,296, respectively.

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

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:

Warrants	$-	$77,582	$-	$77,582

Liabilities:

Derivative instruments	$-	$6,272,358	$-	$6,272,358

(1) Quoted prices in active markets for identical assets or liabilities.
(2) Observable inputs other than quoted prices in active markets for identical assets and liabilities.
(3) No observable pricing inputs in the market.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(11)	Fair Value Measurements - continued

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

Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The estimated fair value of the LLC’s other non-current liabilities and notes receivable was based on the discounted value of future cash flows expected to be received from the loans based on recent transactions of this type.

	March 31, 2010
	Carrying Amount	Fair Value
Fixed rate notes receivable	$69,086,902	$69,772,089

Other non-current liabilities	$49,259,299	$48,260,968

(12)	Commitments and Contingencies

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

The LLC, Fund Ten and Fund Eleven (collectively, the “Participating Funds”) have entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any subsidiary of MW Universal, Inc. (“MWU”) are shared among the Participating Funds in proportion to their respective capital investments. The term of the credit support agreement matches the term of the schedules to the master lease agreement. No amounts were accrued at March 31, 2010 and the Manager cannot reasonably estimate at this time the maximum potential amounts, if any, that may become payable under the credit support agreement.

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(12)	Commitments and Contingencies - continued

In connection with the acquisitions of the Aframax product tankers, the M/V Eagle Auriga (the “Eagle Auriga”), the M/V Eagle Centaurus (the “Eagle Centaurus”), the M/V Eagle Carina (the “Eagle Carina”) and the M/V Eagle Corona (the “Eagle Corona”), the LLC, through ICON Eagle Holdings, ICON Eagle Carina Holdings, LLC (“ICON Carina Holdings”) and ICON Eagle Corona Holdings, LLC (“ICON Corona Holdings”), maintains four restricted cash accounts with Fortis Bank NV/SA (“Fortis”). These restricted cash accounts consist of the free cash balances that result from the difference between the bareboat charter payments from AET, Inc. Limited (“AET”) and the repayments on the non-recourse long-term debt to Fortis and DVB Bank SE (“DVB”). The account of ICON Eagle Holdings is cross-collateralized and the free cash remains in the restricted cash account until an aggregate amount of $500,000 is funded into the account. Thereafter, all cash in excess of $500,000 can be distributed. The free cash for ICON Carina Holdings and ICON Corona Holdings remain in their restricted cash accounts until $500,000 is funded into each account. Thereafter, all free cash in excess of $500,000 can be distributed from the respective accounts.

In connection with the acquistions of the vessels, the LLC, through ICON Mynx, ICON Stealth and ICON Eclipse, is required to maintain a minimum aggregate cash balance of $450,000 among the respective bank accounts of ICON Mynx, ICON Stealth and ICON Eclipse.

In connection with the acquisition of the product tanker vessel, the Ocean Princess (the “Ocean Princess”), the LLC, through ICON Ionian, is required to maintain a minimum cash balance of $300,000 with Nordea Bank Norge ASA (“Nordea”) at all times.

In connection with the acquisition of the vessel, the LLC, through ICON Faulkner, is required to maintain a minimum aggregate cash balance of $75,000 within ICON Faulkner's bank account.

The aforementioned cash amounts are presented within other non-current assets in the LLC’s consolidated balance sheets as of March 31, 2010 and December 31, 2009.

(13)	Subsequent Events

On April 1 2010, the LLC sold to an unaffiliated party, Hardwood Partners, LLC (“Hardwood Partners”) (i) 5.873% of its interest in ICON Quattro, LLC (“ICON Quattro”) for the purchase price of $550,000, (ii) 5.1% of its interest in ICON Appleton for the purchase price of $1,000,000, (iii)  5.460% of its interest in ICON Atlas, LLC (“ICON Atlas”) for the purchase price of $550,000 and (iv) 2.913% of its interest in ICON ION, LLC (“ICON ION”) for the purchase price of $550,000.

Item 2.  Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our LLC Agreement. Our initial closing was on May 25, 2007, when the minimum offering of $1,200,000 was achieved (the “Commencement of Operations”). From the Commencement of Operations through April 30, 2009, the end of our offering period, we raised total equity of $347,686,947.

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2009:

Marine Vessels and Equipment

On December 18, 2009, we, through our wholly-owned subsidiary, ICON Faulkner, entered into the Faulkner MOA to purchase the Leighton Faulkner, from Leighton Contractors for $20,000,000.  Simultaneously with the execution of the Faulkner MOA, ICON Faulkner entered into a bareboat charter with Leighton Contractors for a period of ninety-six months commencing on January 5, 2010.  The purchase price for the Leighton Faulkner consisted of $1,000,000 in cash and $19,000,000 in non-recourse indebtedness, which included $12,000,000 of senior debt pursuant to a senior facility agreement with SCB and a $7,000,000 subordinated seller’s credit.  The loan with SCB has a term of five years, with an option to extend for another three years. The interest rate has been fixed pursuant to a swap agreement.  All of Leighton Contractors’ obligations are guaranteed by its ultimate parent company, Leighton Holdings, a publicly traded company on the Australian Stock Exchange.  We paid an acquisition fee to our Manager of $600,000 relating to this transaction.

On March 31, 2010, we, through our wholly-owned subsidiary, ICON Mynx, entered into an agreement with Leighton Offshore to improve the Leighton Mynx by acquiring certain equipment and making upgrades for an amount equal to $20,000,000.  The upgrades include the addition of a helicopter deck, as well as a new crane and accommodation unit.  The purchase price for the upgrades consists of $2,000,000 in cash and $18,000,000 in non-recourse indebtedness, which included $4,000,000 of subordinated contractor’s credit and $14,000,000 of senior debt pursuant to the Amended Facility Agreement. The Amended Facility Agreement will be repaid in quarterly installments beginning on March 31, 2011 and interest will be fixed pursuant to a swap agreement with SCB.  In consideration for financing the upgrades, ICON Mynx and Leighton Offshore agreed to amend the bareboat charter for the Leighton Mynx to, among other things, increase the amount of monthly charter hire payable by Leighton Offshore and increase the value of the purchase option price at the expiry of the charter.  All of Leighton Offshore’s obligations are guaranteed by Leighton Holdings. On April 7, 2010, we paid an acquisition fee to our Manager of $600,000 relating to this transaction.

Manufacturing Equipment

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

On January 13, 2010, we further amended the lease with LC Manufacturing to reduce LC Manufacturing’s payment obligations under the lease and to provide us with an excess cash flow sweep in the event that excess cash flow is available in the future.

Note Receivable Secured by a Machine Paper Coating Manufacturing Line

On February 26, 2010, we, through ICON Appleton, amended certain financial covenants in the loan agreement with Appleton.  In consideration for amending the loan agreement, we received an amendment fee from Appleton in the amount of approximately $117,000.

Subsequent Events

On April 1, 2010, we sold to an unaffiliated party, Hardwood Partners: (i) 5.873% of our interest in ICON Quattro for the purchase price of $550,000, (ii) 5.1% of our interest in ICON Appleton for the purchase price of $1,000,000, (iii) 5.460% of our interest in ICON Atlas for the purchase price of $550,000 and (iv) 2.913% of our interest in ICON ION for the purchase price of $550,000.

Recently Adopted Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a significant impact on our consolidated financial statements as of March 31, 2010.  See Note 2 to our consolidated financial statements for a discussion of accounting pronouncements that we have recently adopted.

Other Recent Events

Since the onset of the recession in December 2007, the rate of payment defaults by lessees, borrowers and other financial counterparties has generally risen significantly. Our Manager continuously reviews and evaluates our transactions to take such action as it deems necessary to mitigate any adverse developments on our liquidity, cash flows or profitability, which may include agreeing to restructure a transaction with one or more of our lessees, borrowers or other financial counterparties.  In the event of a restructuring of a transaction, our Manager generally expects that the lessee, borrower and/or other financial counterparty will ultimately be able to satisfy its obligations to us.  As a result thereof, our Manager has discussed and continues to discuss restructuring options with some of our lessees, borrowers and other financial counterparties.  In many instances, the transaction is not restructured and continues as initially structured.  Nevertheless, there can be no assurance that any future restructurings will not have an adverse effect on our financial position, results of operations or cash flows. During the three months ended March 31, 2010, we have not taken any impairment charges and there is no information that would cause our Manager to take an impairment charge on any of our assets at this time.

Results of Operations for the Three Months Ended March 31, 2010 (the “2010 Quarter”) and 2009 (the “2009 Quarter”)

Our offering period ended on April 30, 2009 and our operating period commenced on May 1, 2009. We invested most of the net proceeds from our offering in equipment leases and other financing transactions. During our operating period, we have made and will continue to make investments with the cash generated from our initial investments and our additional investments to the extent that the cash is not used for expenses, reserves and distributions to members. As our investments mature, we may reinvest the proceeds in additional investments in equipment or other financing transactions. We anticipate incurring gains or losses on our investments during our operating period. Additionally, we expect to see our rental income and finance income increase, as well as related expenses such as depreciation and amortization expense and interest expense. We anticipate that the fees we pay to our Manager to manage our investment portfolio will increase during this period as the size and volume of activity in our investment portfolio will increase.

Revenue for the 2010 Quarter and the 2009 Quarter is summarized as follows:

	Three Months Ended March 31,
	2010	2009	Change

Rental income	$15,657,262	$12,830,390	$2,826,872
Finance income	3,965,767	880,910	3,084,857
Income from investment in joint venture	148,958	161,904	(12,946)
Interest and other income	3,223,752	2,415,816	807,936

Total revenue	$22,995,739	$16,289,020	$6,706,719

Total revenue for the 2010 Quarter increased $6,706,719, or 41.2%, as compared to the 2009 Quarter.  The increase in finance income was primarily due to the acquisitions of (i) the vessel by ICON Faulkner in January 2010, (ii) the vessel by ICON Ionian in October 2009, (iii) the vessel by ICON Eclipse in October 2009, (iv) the vessels by ICON Mynx and ICON Stealth in June 2009 and (v) the additional telecommunications equipment by ICON Global Crossing IV, LLC (“ICON Global Crossing IV”) in March 2009. The increase in rental income was due to the acquisitions of (i) the gas compressors by ICON Atlas in June 2009 and August 2009, (ii) the diving equipment by ICON Diving Marshall Islands, LLC (“ICON DMI”) in June 2009, (iii) the mining equipment by ICON Murray, LLC (“ICON Murray”) and ICON Murray II, LLC (“ICON Murray II”) in February 2009 and May 2009, respectively, (iv) the motor coaches by ICON Coach, LLC (“ICON Coach”) in April 2009 and (v) the vessel by Victorious, LLC (“Victorious”) in March 2009. The increase in interest and other income was primarily due to the interest earned from the investments in notes receivable by ICON Quattro in December 2009, ICON ION in June 2009 and July 2009 and ICON Northern Leasing II, LLC (“ICON Northern Leasing II”) in March 2009.

Expenses for the 2010 Quarter and the 2009 Quarter are summarized as follows:

	Three Months Ended March 31,
	2010	2009	Change

Management fees - Manager	$1,072,882	$700,029	$372,853
Administrative expense reimbursements - Manager	685,443	850,069	(164,626)
General and administrative	633,487	438,090	195,397
Interest	4,533,199	2,241,378	2,291,821
Depreciation and amortization	9,172,742	7,599,589	1,573,153
Loss on financial instruments	230,451	21,842	208,609

Total expenses	$16,328,204	$11,850,997	$4,477,207

Total expenses for the 2010 Quarter increased $4,477,207, or 37.8%, as compared to the 2009 Quarter. The increase in total expenses was primarily due to increases in depreciation and amortization expense due to the acquisitions of (i) the gas compressors by ICON Atlas in June 2009 and August 2009, (ii) the diving equipment by ICON DMI in June 2009, (iii) the mining equipment by ICON Murray and ICON Murray II in February 2009 and May 2009, respectively, (iv) the motor coaches by ICON Coach in April 2009 and (v) the vessel by Victorious in March 2009. Furthermore, the increase in depreciation and amortization expense was also due to the amortization expense for capitalized fees on direct finance leases for the acquisitions of (i) the vessel by ICON Faulkner in January 2010, (ii) the vessel by ICON Ionian in October 2009, (iii) the vessel by ICON Eclipse in October 2009, (iv) the vessels by ICON Mynx and ICON Stealth in June 2009 and (v) the telecommunications equipment by ICON Global Crossing IV in March 2009, as well as the amortization expense for capitalized fees on the notes receivable invested in by ICON Quattro in December 2009, ICON ION in June 2009 and July 2009 and ICON Northern Leasing II in March 2009. The increase in interest expense was primarily due to the interest incurred on the debt obligations owed by ICON Faulkner, ICON Coach, ICON Ionian, ICON Eclipse, ICON Mynx and ICON Stealth during the 2010 Quarter.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the 2010 Quarter increased $747,524, or 54.7%, as compared to the 2009 Quarter. The increase in net income attributable to noncontrolling interests was primarily due to our investments in controlling interests in ICON Quattro, ICON Atlas and ICON ION during 2009.

Net Income Attributable to Fund Twelve

As a result of the foregoing factors, net income attributable to us for the 2010 Quarter and the 2009 Quarter was $4,553,666 and $3,071,678, respectively. Net income attributable to us per weighted average additional Share outstanding for the 2010 Quarter and the 2009 Quarter was $12.93 and $10.31, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2010 compared to December 31, 2009.

Total Assets

Total assets decreased $409,331, from $620,978,386 at December 31, 2009 to $620,569,055 at March 31, 2010.  The decrease was primarily due to the cash distributions made to our members and noncontrolling interests, and was partially offset by the cash flows generated from our operations during the 2010 Quarter.

Current Assets

Current assets increased $2,792,175, from $78,149,655 at December 31, 2009 to $80,941,830 at March 31, 2010, primarily due to an increase in the current portions of our net investment in finance leases and notes receivable due to an additional investment in a leasing transaction and the cash flows generated from our operations during the 2010 Quarter. This increase was offset by the cash distributions paid to our members and noncontrolling interests.

Total Liabilities

Total liabilities increased $6,810,317, from $279,343,161 at December 31, 2009 to $286,153,478 at March 31, 2010. The increase was primarily due to the debt obligations incurred by ICON Faulkner in January 2010, and was partially offset by scheduled repayments of our non-recourse long-term debt.

Current Liabilities

Current liabilities increased $618,499, from $58,299,215 at December 31, 2009 to $58,917,714 at March 31, 2010.  The increase was primarily due to the non-recourse debt obligations incurred by ICON Faulkner in January 2010 and the increase in our derivative instrument obligations during the 2010 Quarter.  The increase in current liabilities was partially offset by reductions in deferred revenue and accrued expenses and other current liabilities.

Equity

Equity decreased $7,219,648, from $341,635,225 at December 31, 2009 to $334,415,577 at March 31, 2010. The decrease was primarily due to the distributions paid to our members and noncontrolling interests during the 2010 Quarter, and was partially offset by net income recorded during the 2010 Quarter.

Liquidity and Capital Resources

Summary

At March 31, 2010 and December 31, 2009, we had cash and cash equivalents of $27,158,253 and $27,075,059, respectively. During our offering period, our main source of cash was from financing activities and our main use of cash was in investing activities. During our operating period, our main source of cash is from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we enter into new investments, pay distributions to our members and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

We currently have adequate cash balances and generate a sufficient amount of cash flow from operations to meet our short-term working capital requirements.  We expect to generate sufficient cash flows from operations to sustain our working capital requirements in the foreseeable future. In the event that our working capital is not adequate to fund our short-term liquidity needs, we could borrow against our revolving line of credit, with $29,300,000 available at March 31, 2010 (see Note 7 to our consolidated financial statements), to meet such requirements.

We anticipate that our liquidity requirements for the remaining life of the fund will be financed by the expected results of our operations, as well as cash received from our investments at maturity.

We anticipate being able to meet our liquidity requirements into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of March 31, 2010, the cash reserve was $1,738,435.

       Cash Flows

The following table sets forth summary cash flow data:

	Three Months Ended March 31,
	2010	2009

Net cash provided by (used in):

Operating activities	$12,553,067	$3,970,661
Investing activities	3,500,641	(31,783,750)
Financing activities	(15,970,184)	30,659,765
Effects of exchange rates on cash and cash equivalents	(330)	5,476

Net increase in cash and cash equivalents	$83,194	$2,852,152

Note: See the Consolidated Statements of Cash Flows included in “Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

Operating Activities

Cash provided by operating activities increased $8,582,406, from $3,970,661 in the 2009 Quarter to $12,553,067 in the 2010 Quarter.  The increase was primarily due to the increase in the collection of finance leases and an increase in depreciation and amortization expense during the 2010 Quarter.

Investing Activities

Cash provided by investing activities increased $35,284,391, from a use of cash of $31,783,750 in the 2009 Quarter, to a source of cash of $3,500,641 in the 2010 Quarter. We invested in one equipment lease during the 2010 Quarter as compared to four equipment leases and one other financing transaction during the 2009 Quarter. Such amounts were partially offset by repayments of a portion of our notes receivable in the 2010 Quarter.

Financing Activities

Cash used in financing activities increased $46,629,949, from a source of cash of $30,659,765 in the 2009 Quarter, to a use of cash of $15,970,184 in the 2010 Quarter.  The increase was primarily due to an increase in repayments of non-recourse long-term debt and distributions paid to our members and noncontrolling interests, which was offset by a decrease in the proceeds we received from the issuance of additional Shares as compared to the 2009 Quarter, as our offering period ended on April 30, 2009.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at March 31, 2010 of $221,770,294. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender.  If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.

Distributions

We, at our Manager’s discretion, pay monthly distributions to our members and noncontrolling interests starting with the first month after each additional member’s admission and the commencement of our joint venture operations, respectively, and we expect to continue to pay such distributions until the end of our operating period. We paid distributions to our Manager, additional members and noncontrolling interests of $84,976, $8,412,614 and $3,800,206, respectively, for the 2010 Quarter.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2010, we had non-recourse debt obligations. The lender has a security interest in the majority of the equipment collateralizing each non-recourse long-term debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee.  In other cases, we receive the rental payments and pay the lender. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At March 31, 2010, our outstanding non-recourse long-term indebtedness was $221,770,294.  We are a party to the Facility and had no borrowings under the Facility at March 31, 2010.

The Participating Funds have entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investments. The term of the credit support agreement matches the term of the schedules to the master lease agreement. No amounts were accrued at March 31, 2010 and our Manager cannot reasonably estimate at this time the maximum potential amounts, if any, that may become payable under the credit support agreement.

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

In connection with the acquistions of the vessels, we, through ICON Mynx, ICON Stealth and ICON Eclipse, are required to maintain a minimum aggregate cash balance of $450,000 among the respective bank accounts of ICON Mynx, ICON Stealth and ICON Eclipse.

In connection with the acquisition of the Ocean Princess, we, through ICON Ionian, are required to maintain a minimum cash balance of $300,000 with Nordea at all times.

In connection with the acquisition of the vessel, we, through ICON Faulkner, are required to maintain a minimum aggregate cash balance of $75,000 within ICON Faulkner's bank account.

The aforementioned cash amounts are presented within other non-current assets in our consolidated balance sheets as of March 31, 2010 and December 31, 2009.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2010, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of conducting our business, we may be subject to certain claims, suits and complaints filed against us.  In our Manager’s opinion, the outcome of such matters, if any, will not have a material impact on our consolidated financial position, cash flows or results of operations.  We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or repurchase any Shares during the three months ended March 31, 2010.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  (Removed and Reserved)

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

10.1
Commercial Loan Agreement, dated as of August 31, 2005, by and among California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 20, 2007).

10.2
Loan Modification Agreement, dated as of December 26, 2006, between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated June 20, 2007).

10.3
Loan Modification Agreement, dated as of June 20, 2007, between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated June 20, 2007).

10.4
Third Loan Modification Agreement, dated as of May 1, 2008, between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed May 15, 2008).

10.5
Fourth Loan Modification Agreement, dated as of August 12, 2009, between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC, ICON Leasing Fund Twelve, LLC and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed August 14, 2009).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICON Leasing Fund Twelve, LLC
(Registrant)

By: ICON Capital Corp.
       (Manager of the Registrant)

May 14, 2010

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

May 14, 2010

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

May 14, 2010

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Accounting and Financial Officer)

29