Form 10-Q
period 2010-06-30
ICON LEASING FUND TWELVE, LLC
filed 2010-08-16
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2010

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-53189

ICON Leasing Fund Twelve, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5651009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on August 6, 2010 is 348,650.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	June 30,
	2010	December 31,
	(unaudited)	2009
Current assets:
Cash and cash equivalents	$39,784,068	$27,075,059
Current portion of net investment in finance leases	19,678,658	17,565,862
Current portion of notes receivable	21,787,275	22,786,334
Other current assets	3,115,179	1,740,046
Assets held for sale, net	5,913,189	8,982,354

Total current assets	90,278,369	78,149,655

Non-current assets:
Net investment in finance leases, less current portion	136,977,937	139,014,358
Leased equipment at cost (less accumulated depreciation of
$60,432,515 and $43,506,562, respectively)	347,325,959	335,480,153
Notes receivable, less current portion	42,976,778	51,122,271
Investment in joint venture	4,237,699	4,609,644
Due from Manager and affiliates	2,234,294	-
Other non-current assets, net	12,730,057	12,602,305

Total non-current assets	546,482,724	542,828,731

Total Assets	$636,761,093	$620,978,386

Liabilities and Equity

Current liabilities:
Current portion of non-recourse long-term debt	$44,539,395	$43,305,938
Derivative instruments	8,359,030	4,779,552
Deferred revenue	6,383,408	6,576,971
Due to Manager and affiliates	293,096	482,301
Accrued expenses and other current liabilities	3,229,681	3,154,453

Total current liabilities	62,804,610	58,299,215

Non-current liabilities:
Non-recourse long-term debt, less current portion	191,666,292	176,961,900
Other non-current liabilities	53,190,101	44,082,046

Total non-current liabilities	244,856,393	221,043,946

Total Liabilities	307,661,003	279,343,161

Commitments and contingencies (Note 13)

Equity:
Members' Equity:
Additional Members	271,127,846	278,405,366
Manager	(374,576)	(301,542)
Accumulated other comprehensive loss	(9,397,909)	(5,024,109)

Total Members' Equity	261,355,361	273,079,715

Noncontrolling Interests	67,744,729	68,555,510

Total Equity	329,100,090	341,635,225

Total Liabilities and Equity	$636,761,093	$620,978,386

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue:
Rental income	$15,279,370	$13,213,846	$30,936,632	$26,044,236
Finance income	3,719,557	2,567,011	7,685,324	3,447,921
Income from investment in joint venture	148,245	130,962	297,203	292,866
Interest and other income	3,050,974	2,583,355	6,274,726	4,999,171
Gain on guaranty	2,162,795	-	2,162,795	-
Loss on assets held for sale	(297,864)	-	(297,864)	-

Total revenue	24,063,077	18,495,174	47,058,816	34,784,194

Expenses:
Management fees - Manager	1,092,234	766,823	2,165,116	1,466,852
Administrative expense reimbursements - Manager	1,229,491	1,109,954	1,914,934	1,960,023
General and administrative	763,825	576,073	1,397,312	1,022,570
Interest	4,005,795	2,265,842	8,538,994	4,507,220
Depreciation and amortization	8,977,551	7,999,787	18,150,293	15,599,376
Impairment loss	1,282,568	-	1,282,568	-
(Gain) loss on financial instruments	(7,374)	5,860	223,077	19,295

Total expenses	17,344,090	12,724,339	33,672,294	24,575,336

Net income	6,718,987	5,770,835	13,386,522	10,208,858

Less: Net income attributable to noncontrolling interests	1,554,917	2,057,940	3,668,786	3,424,285

Net income attributable to Fund Twelve	$5,164,070	$3,712,895	$9,717,736	$6,784,573

Net income attributable to Fund Twelve allocable to:
Additional Members	$5,112,429	$3,675,766	$9,620,558	$6,716,727
Manager	51,641	37,129	97,178	67,846

	$5,164,070	$3,712,895	$9,717,736	$6,784,573

Weighted average number of additional shares of
limited liability company interests outstanding	348,709	342,374	348,709	318,735

Net income attributable to Fund Twelve per weighted
average additional share of limited liability company
interests outstanding	$14.66	$10.74	$27.59	$21.07

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
				Accumulated
	Additional Shares of			Other	Total
	Limited Liability Company Interests	Additional Members	Manager	Comprehensive Loss	Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2009	348,709	$278,405,366	$(301,542)	$(5,024,109)	$273,079,715	$68,555,510	$341,635,225

Comprehensive income:
Net income	-	4,508,129	45,537	-	4,553,666	2,113,869	6,667,535
Change in valuation of
derivative instruments	-	-	-	(1,043,025)	(1,043,025)	(36,768)	(1,079,793)
Currency translation adjustment	-	-	-	(621,581)	(621,581)	-	(621,581)
Total comprehensive income					2,889,060	2,077,101	4,966,161
Cash distributions	-	(8,412,614)	(84,976)	-	(8,497,590)	(3,800,206)	(12,297,796)
Investment in joint venture by
noncontrolling interest	-	-	-	-	-	111,987	111,987

Balance, March 31, 2010 (unaudited)	348,709	274,500,881	(340,981)	(6,688,715)	267,471,185	66,944,392	334,415,577

Comprehensive income:
Net income	-	5,112,429	51,641	-	5,164,070	1,554,917	6,718,987
Change in valuation of
derivative instruments	-	-	-	(1,838,355)	(1,838,355)	(21,680)	(1,860,035)
Currency translation adjustment	-	-	-	(870,839)	(870,839)	-	(870,839)
Total comprehensive income					2,454,876	1,533,237	3,988,113
Cash distributions	-	(8,412,615)	(84,976)	-	(8,497,591)	(3,448,829)	(11,946,420)
Shares of limited liability
company interests repurchased	(59)	(47,129)	-	-	(47,129)	-	(47,129)
Investment in joint ventures by
noncontrolling interests	-	(25,720)	(260)	-	(25,980)	2,715,929	2,689,949

Balance, June 30, 2010 (unaudited)	348,650	$271,127,846	$(374,576)	$(9,397,909)	$261,355,361	$67,744,729	$329,100,090

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net income	$13,386,522	$10,208,858
Adjustments to reconcile net income to net cash provided by
operating activities:
Rental income paid directly to lenders by lessees	(17,485,218)	(16,916,011)
Finance income	(7,685,324)	(3,447,921)
Income from investment in joint venture	(297,203)	(292,866)
Depreciation and amortization	18,150,293	15,599,376
Interest expense on non-recourse financing paid directly
to lenders by lessees	3,339,777	3,974,954
Interest expense from amortization of debt financing costs	608,739	428,255
Accretion of seller's credit and other	1,120,003	60,261
Impairment loss	1,282,568	-
Gain on guaranty	(2,162,795)	-
Loss on assets held for sale, net	297,864	-
Loss on financial instruments	223,077	19,295
Changes in operating assets and liabilities:
Collection of finance leases	15,225,426	6,885,840
Prepaid acquisition fees	239,297	(2,662,032)
Other assets, net	(3,489,619)	(2,499,180)
Accrued expenses and other current liabilities	(364,839)	(133,628)
Deferred revenue	(225,651)	(2,200,335)
Due to/from Manager and affiliates, net	(260,704)	(179,549)
Distributions from joint venture	297,203	292,866

Net cash provided by operating activities	22,199,416	9,138,183

Cash flows from investing activities:
Purchase of equipment	(4,474,998)	(53,977,555)
Proceeds from sale of equipment	539,368	-
Distributions received from joint venture in excess of profits	371,945	376,282
Restricted cash	(375,932)	(569,796)
Investment in notes receivable	-	(21,239,728)
Repayment of notes receivable	10,056,600	8,771,761

Net cash provided by (used in) investing activities	6,116,983	(66,639,036)

Cash flows from financing activities:
Proceeds from non-recourse long-term debt	12,448,656	-
Repayments of non-recourse long-term debt	(6,553,125)	-
Issuance of additional shares of limited liability company interests,
net of sales and offering expenses	-	66,979,190
Shares of limited liability company interests repurchased	(47,129)	(85,669)
Investment in joint ventures by noncontrolling interests	2,801,936	-
Distributions to noncontrolling interests	(7,249,035)	(5,882,791)
Cash distributions to members	(16,995,181)	(14,876,970)

Net cash (used in) provided by financing activities	(15,593,878)	46,133,760

Effects of exchange rates on cash and cash equivalents	(13,512)	28,419

Net increase (decrease) in cash and cash equivalents	12,709,009	(11,338,674)

Cash and cash equivalents, beginning of period	27,075,059	45,408,378

Cash and cash equivalents, end of period	$39,784,068	$34,069,704

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2010	2009

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$3,599,649	$43,750

Supplemental disclosure of non-cash investing and financing activities:

Principal and interest on non-recourse long-term debt
paid directly to lenders by lessees	$17,485,218	$16,916,011

Equipment purchased with non-recourse long-term debt paid directly by lender	$24,522,223	$34,800,000

Equipment purchased with subordinated financing provided by seller	$10,577,777	$27,500,000

Investment in joint venture by noncontrolling interest	$-	$18,381,998

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
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
June 30, 2010
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

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standard Codification 810 – Consolidation (“ASC 810”). The update amends the consolidation guidance applicable to variable interest entities (“VIEs”) and changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE. ASC 810 also requires assessments at each reporting period of which party within the VIE is considered the primary beneficiary and requires a number of new disclosures related to VIEs.  The adoption of this guidance, effective January 1, 2010, did not have a material impact on the LLC’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), amending Accounting Standards Codification 820. ASU 2010-06 requires new disclosures and clarifies existing disclosures on fair value measurements.  It requires new disclosures including (i) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers and (ii) separate presentation of information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This update also clarifies existing disclosures requiring the LLC to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material effect on the LLC’s consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	June 30,	December 31,
	2010	2009

Minimum rents receivable	$200,793,937	$203,775,000
Estimated residual values	17,664,044	16,545,104
Initial direct costs, net	5,448,731	5,663,856
Unearned income	(67,250,117)	(69,403,740)

Net investment in finance leases	156,656,595	156,580,220

Less: Current portion of net
investment in finance leases	19,678,658	17,565,862

Net investment in finance leases,
less current portion	$136,977,937	$139,014,358

Manufacturing Equipment

Due to the global downturn in the automotive industry, Sealynx Automotive Transieres SAS (“Sealynx”) requested a restructuring of its lease payments during the third quarter of 2009 and the LLC agreed to reduce Sealynx’s lease payments. On January 4, 2010, the LLC restructured Sealynx’s payment obligations under the lease to provide it with cash flow flexibility while at the same time attempting to preserve the LLC’s projected economic return on this investment. As additional security for restructuring the payment obligations, ICON French Equipment II, LLC, a wholly-owned subsidiary of the LLC (“ICON French Equipment II”), received an additional mortgage on certain real property owned by Sealynx located in Charleval, France.  On July 5, 2010, Sealynx filed for a conciliation procedure with the Commercial Court of Nanterre requesting it to repay, over a two year period, approximately $1,900,000 of rental payments currently due to the LLC on July 1, 2010.  The Commercial Court of Nanterre has not yet ruled on Sealynx’s request.

Marine Vessels and Equipment

On December 18, 2009, the LLC, through its wholly-owned subsidiary, ICON Faulkner, LLC (“ICON Faulkner”), entered into a Memorandum of Agreement (the “Faulkner MOA”) to purchase the pipelay barge, the Leighton Faulkner, from Leighton Contractors (Asia) Limited (“Leighton Contractors”) for $20,000,000. Simultaneously with the execution of the Faulkner MOA, ICON Faulkner entered into a bareboat charter with Leighton Contractors for a period of ninety-six months commencing on January 5, 2010. The purchase price for the Leighton Faulkner consisted of $1,000,000 in cash and $19,000,000 in non-recourse indebtedness, which included $12,000,000 of senior debt pursuant to a senior facility agreement with Standard Chartered Bank, Singapore Branch (“SCB”) and a $7,000,000 subordinated seller’s credit. The loan from SCB has a term of five years, with an option to extend for another three years. The interest rate has been fixed pursuant to a swap agreement. All of Leighton Contractors’ obligations are guaranteed by its ultimate parent company, Leighton Holdings Limited (“Leighton Holdings”). The LLC paid an acquisition fee to its Manager of $600,000 relating to this transaction.

On March 31, 2010, the LLC, through its wholly-owned subsidiary, ICON Mynx Pte. Ltd. (“ICON Mynx”), entered into an agreement with Leighton Offshore Pte. Ltd. (“Leighton Offshore”) to upgrade the accommodation and work barge, the Leighton Mynx, by acquiring certain equipment and making certain upgrades to the Leighton Mynx in an amount equal to $20,000,000. The upgrades include the addition of a helicopter deck, as well as a new crane and accommodation unit. The cost of the upgrades will be financed with $2,000,000 in cash and $18,000,000 in non-recourse indebtedness, which includes $4,000,000 of subordinated contractor’s credit and $14,000,000 of senior debt pursuant to an amended senior facility agreement (the “Amended Facility Agreement”) with SCB.  The Amended Facility Agreement will be repaid in quarterly installments beginning on March 31, 2011 and interest will be fixed pursuant to a swap agreement with SCB. In consideration for financing the upgrades, ICON Mynx and Leighton Offshore agreed to amend the bareboat charter for the Leighton Mynx to, among other things, increase the amount of monthly charter hire payable by Leighton Offshore and increase the value of the purchase option price at the expiry of the charter. All of Leighton Offshore's obligations are guaranteed by Leighton Holdings. The LLC paid an acquisition fee to its Manager of $600,000 relating to this transaction.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(3)	Net Investment in Finance Leases - continued

Non-cancelable minimum annual amounts due on investment in finance leases over the next five years were as follows at June 30, 2010:

For the period July 1 to December 31, 2010	$17,303,671
For the year ending December 31, 2011	29,851,718
For the year ending December 31, 2012	22,998,434
For the year ending December 31, 2013	20,039,500
For the year ending December 31, 2014	24,056,000
Thereafter	86,544,614

$200,793,937

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	June 30,	December 31,
	2010	2009
Marine vessels and equipment	$344,874,833	$316,103,074
Manufacturing equipment	19,559,700	19,559,700
Mining equipment	20,122,452	20,122,452
Telecommunications equipment	6,116,887	6,116,887
Motor coaches	5,473,082	5,473,082
Gas compressors	11,611,520	11,611,520
	407,758,474	378,986,715
Less: Accumulated depreciation	60,432,515	43,506,562

	$347,325,959	$335,480,153

Depreciation expense was $8,375,607 and $7,617,357 for the three months ended June 30, 2010 and 2009, respectively. Depreciation expense was $16,925,953 and $14,929,094 for the six months ended June 30, 2010 and 2009, respectively.

Manufacturing Equipment

On January 13, 2010, the LLC further amended the lease with LC Manufacturing, LLC (“LC Manufacturing”) to reduce LC Manufacturing’s payment obligations under the lease and to provide the LLC with an excess cash flow sweep in the event that excess cash is available in the future.  On May 31, 2010, MW Universal, Inc. (“MWU”) sold its equity interest in LC Manufacturing to an entity controlled by LC Manufacturing’s management and the personal guaranty of MWU’s principal was reduced to $6,500,000 with respect to LC Manufacturing.  On July 26, 2010, the LLC, in consideration for all amounts due under the lease, sold the equipment the LLC leased to the MWU affiliate, Metavation, LLC (“Metavation”), and terminated the lease.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(4)	Leased Equipment at Cost - continued

Gas Compressors

On April 1, 2010, the LLC sold to an unaffiliated third party, Hardwood Partners, LLC (“Hardwood Partners”), a 5.460% nonvoting, noncontrolling interest in ICON Atlas, LLC (“ICON Atlas”) for the purchase price of $550,000.  As a result, the LLC recorded a gain on sale in the amount of approximately $1,000, which was included in members’ equity, and the LLC’s economic interest in ICON Atlas was reduced to 49.540%, although the LLC's controlling interest remained at 55%.

Telecommunications Equipment

On June 29, 2010, the LLC, through its wholly-owned subsidiary, ICON Broadview, LLC (“ICON Broadview”), entered into a master lease agreement for information technology equipment with Broadview Networks Holdings, Inc. and Broadview Networks Inc. (collectively, “Broadview”). During the period beginning June 29, 2010 through December 31, 2010, ICON Broadview will acquire up to four schedules of information technology equipment, which will be leased to Broadview. The aggregate purchase price for the equipment will be equal to at least $5,000,000.  The LLC paid an acquisition fee to its Manager of $150,000 relating to this transaction.

On July 15, 2010, ICON Broadview purchased information technology equipment from Juniper Networks (US), Inc. for the purchase price of approximately $602,000 and simultaneously leased the equipment to Broadview.  The base term of the schedule is for a period of thirty-six months, which commenced on August 1, 2010.

Aggregate annual minimum future rentals receivable from the LLC’s non-cancelable leases over the next five years consisted of the following at June 30, 2010:

For the period July 1 to December 31, 2010	$32,097,260
For the year ending December 31, 2011	58,244,482
For the year ending December 31, 2012	52,822,912
For the year ending December 31, 2013	37,269,673
For the year ending December 31, 2014	12,404,850
Thereafter	21,260,000
$214,099,177

(5)	Notes Receivable

Note Receivable Secured by a Machine Paper Coating Manufacturing Line

On February 26, 2010, the LLC, through its wholly-owned subsidiary, ICON Appleton, LLC (“ICON Appleton”), amended certain financial covenants in the loan agreement with Appleton Papers, Inc. (“Appleton”).  In consideration for amending the loan agreement, the LLC received an amendment fee from Appleton in the amount of approximately $117,000.

On April 1, 2010, the LLC sold to Hardwood Partners a 5.1% noncontrolling interest in ICON Appleton for the purchase price of $1,000,000.  As a result, the LLC recorded a gain on sale in the amount of approximately $6,000, which was included in members’ equity, and the LLC’s controlling interest in ICON Appleton was reduced to 94.900%.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(5)	Notes Receivable - continued

On July 20, 2010, the LLC amended the loan agreement to release two borrowers that were being sold by Appleton to a third party, American Plastics Company, Inc. and New England Extrusion, Inc.  In consideration for amending the loan agreement, the LLC received an amendment fee in the amount of $40,000 from Appleton.

Notes Receivable Secured by Analog Seismic System Equipment

On April 1, 2010, the LLC sold to Hardwood Partners a 2.913% noncontrolling interest in ICON ION, LLC (“ICON ION”) for the purchase price of $550,000.  As a result, the LLC recorded a gain on sale in the amount of approximately $4,000, which was included in members’ equity, and the LLC’s controlling interest in ICON ION was reduced to 52.087%.

Note Receivable Secured by Rail Support Construction Equipment

On April 1, 2010, the LLC sold to Hardwood Partners a 5.873% nonvoting, noncontrolling interest in ICON Quattro, LLC (“ICON Quattro”) for the purchase price of $550,000.  As a result, the LLC recorded a loss on sale in the amount of approximately $37,000, which was included in members’ equity, and the LLC’s economic interest in ICON Quattro was reduced to 49.127%, although the LLC's controlling interest remained at 55%.

Note Receivable Secured by Aframax Tankers

On June 30, 2010, the LLC, through its wholly-owned subsidiary, ICON Palmali 12, LLC (“ICON Palmali 12”), and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), an entity managed by the Manager, through its wholly-owned subsidiary, ICON Palmali 14, LLC (“ICON Palmali 14”), participated in a $96,000,000 loan facility by making second priority secured term loans to Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd. (collectively, “Ocean Navigation”) pursuant to a loan agreement (the “Palmali Loan Agreement”).  The proceeds of the loans will be used by Ocean Navigation to purchase two Aframax tanker vessels, the Shah Deniz and the Absheron (each a “Vessel,” and collectively, the “Vessels”).

The aggregate principal amounts of ICON Palmali 12’s and ICON Palmali 14’s loans are $9,600,000 and $14,400,000, respectively, half of which will be made available to Ocean Navigation for the purchase price of each Vessel.  Interest on the secured term loans accrues at a rate of 15.25% per year and is payable quarterly in arrears for a period of six years from the delivery date of each Vessel.  The entire principal amounts will be due at the maturity of the loans.  Ocean Navigation has the option to prepay the loans in whole or in part following the third anniversary of the date of the first advance for each Vessel.

On July 28, 2010, ICON Palmali 12 and ICON Palmali 14 made loans in the amounts of $4,800,000 and $7,200,000, respectively, to Ocean Navigation for the purchase of the Shah Deniz.  In connection with the loans, ICON Palmali 12 and ICON Palmali 14 collected (i) arrangement fees in the amounts of $240,000 and $360,000, respectively, and (ii) unused commitment fees of 2% per year on the undrawn loan amounts. In addition, Ocean Navigation is required to pay an unused commitment fee of 2% per year of the undrawn loan amounts from July 29, 2010 through September 30, 2010, 4% per year from October 1, 2010 through December 31, 2010 and 6% per year from January 1, 2011 through March 31, 2011.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(5)	Notes Receivable - continued

The loans are secured by, among other things, second priority security interests in (i) the Vessels, (ii) the earnings from the Vessels and (iii) the equity interests of Ocean Navigation. In addition, Ocean Navigation or the Palmali Guarantors (as defined below) must provide ICON Palmali 12 and ICON Palmali 14 additional security for the loans with a fair market value of not less than $10,000,000 within twelve months of the date of the Palmali Loan Agreement.  All of Ocean Navigation’s obligations under the Palmali Loan Agreement are guaranteed by its direct and indirect parent companies and affiliates, Palmali Holding Company Limited, Palmali International Holding Company Limited, Palocean Shipping Limited and Ocean Holding Company Limited (collectively, the “Palmali Guarantors”).

Simultaneously with ICON Palmali 12’s and ICON Palmali 14’s loans, DVB Bank SE (“DVB”) will, pursuant to the Palmali Loan Agreement, lend $72,000,000 to Ocean Navigation (the “DVB Loan”) for the purchase of the Vessels.  The DVB Loan is secured by, among other things, a first priority security interest in (x) the Vessels, (y) the earnings from the Vessels and (z) the equity interests of Ocean Navigation. The proceeds from the enforcement of any security will be applied (i) first, to pay all costs and expenses incurred by DVB, ICON Palmali 12 and ICON Palmali 14, (ii) second, to DVB for accrued and unpaid interest, (iii) third, to DVB for unpaid principal, (iv) fourth, pro rata to ICON Palmali 12 and ICON Palmali 14 for accrued and unpaid interest, and (v) fifth, pro rata to ICON Palmali 12 and ICON Palmali 14 for unpaid principal.  The LLC paid an acquisition fee to its Manager of approximately $1,388,000 relating to ICON Palmali 12’s investment in this transaction.

(6)	Assets Held for Sale

On June 2, 2010, ICON EAR, LLC (“ICON EAR”), a joint venture owned 55% by the LLC and 45% by ICON Leasing Fund Eleven, LLC (“Fund Eleven”), in conjunction with ICON EAR II, LLC (“ICON EAR II”), a wholly-owned subsidiary of Fund Eleven, sold a parcel of real property in Jackson Hole, Wyoming that was received as additional security under their respective leases with Equipment Acquisition Resources, Inc. (“EAR”).  The real property was sold for the aggregate net purchase price of approximately $757,000.  As a result, the LLC recognized a loss on such assets held for sale of approximately $298,000.  This amount was recorded to loss on assets held for sale on the consolidated statements of operations.  In addition, on June 7, 2010, ICON EAR and ICON EAR II received judgments in New York State Supreme Court against two principals of EAR who had guaranteed EAR’s lease obligations.  ICON EAR and ICON EAR II are in the process of having the judgments recognized in Illinois, where the principals live.  At this time, it is not possible to determine the abilities of ICON EAR and ICON EAR II to collect the amounts due under their respective leases from EAR’s principals.

The Manager periodically reviews the significant assets in the LLC’s portfolio to determine whether events or changes in circumstances indicate that the net book value of an asset may not be recoverable. In light of recent developments in the real estate market and the sale of a parcel of real property located in Jackson Hole, Wyoming on June 2, 2010, the Manager reviewed the LLC’s investment in ICON EAR.

Based on the Manager’s review, the net book value of the remaining parcels of real property located in Jackson Hole, Wyoming exceeded their fair market value.  As a result, ICON EAR recognized a non-cash impairment charge of approximately $1,283,000.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(7)	Non-Recourse Long-Term Debt

The LLC had the following non-recourse long-term debt:

	June 30,	December 31,
	2010	2009
ICON Mayon, LLC	$10,098,559	$12,341,338
ICON Aegean Express, LLC	13,988,750	15,039,415
ICON Arabian Express, LLC	13,988,750	15,039,415
ICON Eagle Holdings, LLC	40,944,562	45,743,677
ICON Eagle Carina Holdings, LLC	19,813,682	22,229,602
ICON Eagle Corona Holdings, LLC	20,649,893	23,107,724
ICON Mynx, LLC	17,847,223	5,700,000
ICON Stealth, LLC	25,560,000	27,360,000
ICON Eclipse, LLC	41,171,875	45,000,000
ICON Ionian, LLC	4,950,000	5,500,000
ICON Coach, LLC	2,743,737	3,206,667
ICON Global Crossing IV, LLC	12,448,656	-
ICON Faulkner, LLC	12,000,000	-

Total non-recourse long-term debt	236,205,687	220,267,838

Less: Current portion of non-recourse long-term debt	44,539,395	43,305,938

Total non-recourse long-term debt, less current portion	$191,666,292	$176,961,900

As of June 30, 2010 and December 31, 2009, the LLC had capitalized net debt financing costs of $3,180,206 and $3,699,981, respectively. For the three months ended June 30, 2010 and 2009, the amortization of debt financing costs resulted in the recognition of interest expense of $298,562 and $192,614, respectively. For the six months ended June 30, 2010 and 2009, the amortization of debt financing costs resulted in the recognition of interest expense of $608,739 and $428,255, respectively.

ICON Global Crossing IV, LLC

On June 25, 2010, the LLC, through its wholly-owned subsidiary, ICON Global Crossing IV, LLC (“ICON Global Crossing IV”), borrowed approximately $12,449,000 from CapitalSource Bank (“CapitalSource”).  In consideration for making the loan, CapitalSource received a first priority security interest in ICON Global Crossing IV's interest in Schedules 1, 2, 3, 5, 12 and 13 to ICON Global Crossing IV’s master lease agreement with Global Crossing Telecommunications, Inc. (“Global Crossing”).  The loan is payable monthly in arrears beginning on July 1, 2010 through March 1, 2012.  Interest is payable at a rate of 9% per year throughout the term of the loan.

The aggregate maturities of non-recourse long-term debt over the next five years were as follows at June 30, 2010:

For the period July 1 to December 31, 2010	$26,680,031
For the year ending December 31, 2011	56,357,792
For the year ending December 31, 2012	43,333,839
For the year ending December 31, 2013	51,014,924
For the year ending December 31, 2014	53,786,846
Thereafter	5,032,255
$236,205,687

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(8)	Revolving Line of Credit, Recourse

The LLC and certain entities managed by the Manager, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC (“Fund Ten”), Fund Eleven and Fund Fourteen (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At June 30, 2010, no amounts were accrued related to the LLC’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at June 30, 2010 was 4.0%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

Aggregate borrowings by all Borrowers under the Facility amounted to $1,350,000 at June 30, 2010, all of which was borrowed by Fund Ten. Subsequent to June 30, 2010, Fund Ten repaid $1,350,000, which reduced its outstanding loan balance to $0.

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain covenants.  At June 30, 2010, the Borrowers were in compliance with all covenants.

(9)	Transactions with Related Parties

The LLC entered into certain agreements with its Manager and ICON Securities Corp., a wholly-owned subsidiary of the Manager and dealer-manager of the LLC’s offering (“ICON Securities”), whereby the LLC paid certain fees and reimbursements to these parties.  The Manager was entitled to receive an organizational and offering expense allowance of 3.5% of capital raised up to $50,000,000, 2.5% of capital raised between $50,000,001 and $100,000,000, 1.5% of capital raised between $100,000,001 and $200,000,000, 1.0% of capital raised between $200,000,001 and $250,000,000 and 0.5% of capital raised over $250,000,000.  ICON Securities was entitled to receive a 2% underwriting fee from the gross proceeds from sales of shares of limited liability company interests (“Shares”) to additional members.

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
June 30, 2010
(unaudited)

(9)	Transactions with Related Parties - continued

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

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2010	2009	2010	2009
ICON Capital Corp.	Manager	Organizational and
		offering expense allowance (1)	$-	$150,820	$-	$372,809
ICON Securities Corp.	Managing broker-dealer	Underwriting fees (1)	-	603,280	-	1,441,563
ICON Capital Corp.	Manager	Acquisition fees (2)	1,538,400	5,422,675	2,138,400	7,228,249
ICON Capital Corp.	Manager	Administrative expense
		reimbursements (3)	1,229,491	1,109,954	1,914,934	1,960,023
ICON Capital Corp.	Manager	Management fees (3)	1,092,234	766,823	2,165,116	1,466,852
			$3,860,125	$8,053,552	$6,218,450	$12,469,496

(1) Amount charged directly to members' equity.
(2) Amount capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(3) Amount charged directly to operations.

At June 30, 2010, the LLC had a net receivable of $1,941,198 due from Manager and affiliates, which consisted primarily of the accrued obligations from Fund Ten and Fund Eleven in connection with the MWU credit support agreement (see Note 13).

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
June 30, 2010
(unaudited)

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

As of June 30, 2010, the LLC had eleven floating-to-fixed interest rate swaps, one relating to each of ICON Stealth Pte. Ltd. (“ICON Stealth”), ICON Eclipse Pte. Ltd. (“ICON Eclipse”), ICON Eagle Corona Holdings, LLC (“ICON Corona Holdings”), ICON Eagle Carina Holdings, LLC (“ICON Carina Holdings”), ICON Aegean Express, LLC, ICON Arabian Express, LLC and ICON Mayon, LLC and two relating to each of ICON Mynx and ICON Eagle Holdings, LLC (“ICON Eagle Holdings”), that are designated and qualifying as cash flow hedges with an aggregate notional amount of $203,625,794. These interest rate swaps have maturity dates ranging from July 25, 2011 to September 30, 2014.

For these derivatives, the LLC records the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statements of operations as the impact of the hedged transaction. During the three and six months ended June 30, 2010, the LLC recorded $13,250 and $26,798 of hedge ineffectiveness in earnings, respectively. At June 30, 2010, the total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was $7,131,909.

During the twelve months ending June 30, 2011, the LLC estimates that $3,944,702 will be transferred from AOCI to interest expense.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(10)	Derivative Financial Instruments – continued

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

Non-designated Derivatives

As of June 30, 2010, the LLC had two interest rate swaps, one relating to each of ICON Faulkner and ICON Ionian, LLC (“ICON Ionian”), with a notional balance of $16,950,000 that are not speculative and are used to meet the LLC’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. The LLC’s strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. Each interest rate swap involves the receipt of floating-rate interest payments from a counterparty in exchange for the LLC making fixed interest rate payments over the life of the agreement without exchange of the underlying notional amount.

Additionally, the LLC holds warrants that are held for purposes other than hedging. All changes in the fair value of the interest rate swaps not designated as hedges and the warrants are recorded directly in earnings.

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheets as of June 30, 2010 and December 31, 2009:

	Asset Derivatives			Liability Derivatives
		June 30,	December 31,		June 30,	December 31,
		2010	2009		2010	2009
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging
instruments:
Interest rate swaps		$-	$-	Derivative instruments	$7,817,807	$4,766,243

Derivatives not designated as hedging
instruments:
Interest rate swaps		$-	$-	Derivative instruments	$541,223	$13,309
Warrants	Other non-current assets	$344,905	$79,371		$-	$-

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(10)	Derivative Financial Instruments - continued

The tables below present the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the three and six months ended June 30, 2010:

Three Months Ended June 30, 2010

				Location of Gain (Loss)	Gain (Loss) Recognized
	Amount of Gain (Loss)	Location of Gain (Loss)		Recognized in Income on	in Income on Derivative
	Recognized in	Reclassified from	Gain (Loss) Reclassified	Derivative (Ineffective Portion	(Ineffective Portion and
	AOCI on Derivative	AOCI into Income	from AOCI into Income	and Amounts Excluded	Amounts Excluded from
Derivatives	(Effective Portion)	(Effective Portion)	(Effective Portion)	from Effectiveness Testing)	Effectiveness Testing)

Interest rate swaps	$(3,119,485)	Interest expense	$(1,281,130)	(Loss) gain on financial instruments	$(13,250)

Six Months Ended June 30, 2010

				Location of Gain (Loss)	Gain (Loss) Recognized
	Amount of Gain (Loss)	Location of Gain (Loss)		Recognized in Income on	in Income on Derivative
	Recognized in	Reclassified from	Gain (Loss) Reclassified	Derivative (Ineffective Portion	(Ineffective Portion and
	AOCI on Derivative	AOCI into Income	from AOCI into Income	and Amounts Excluded	Amounts Excluded from
Derivatives	(Effective Portion)	(Effective Portion)	(Effective Portion)	from Effectiveness Testing)	Effectiveness Testing)

Interest rate swaps	$(5,457,541)	Interest expense	$(2,576,161)	(Loss) gain on financial instruments	$(26,798)

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(10)	Derivative Financial Instruments - continued

The tables below present the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the three and six months ended June 30, 2009:

Three Months Ended June 30, 2009

				Location of Gain (Loss)	Gain (Loss) Recognized
	Amount of Gain (Loss)	Location of Gain (Loss)		Recognized in Income on	in Income on Derivative
	Recognized in	Reclassified from	Gain (Loss) Reclassified	Derivative (Ineffective Portion	(Ineffective Portion and
	AOCI on Derivative	AOCI into Income	from AOCI into Income	and Amounts Excluded	Amounts Excluded from
Derivatives	(Effective Portion)	(Effective Portion)	(Effective Portion)	from Effectiveness Testing)	Effectiveness Testing)

Foreign exchange contracts	$(17,968)	(Loss) gain on financial instruments	$41,414	(Loss) gain on financial instruments	$-
Interest rate swaps	351,401	Interest expense	(766,570)	(Loss) gain on financial instruments	(16,982)

Total	$333,433		$(725,156)		$(16,982)

Six Months Ended June 30, 2009

				Location of Gain (Loss)	Gain (Loss) Recognized
	Amount of Gain (Loss)	Location of Gain (Loss)		Recognized in Income on	in Income on Derivative
	Recognized in	Reclassified from	Gain (Loss) Reclassified	Derivative (Ineffective Portion	(Ineffective Portion and
	AOCI on Derivative	AOCI into Income	from AOCI into Income	and Amounts Excluded	Amounts Excluded from
Derivatives	(Effective Portion)	(Effective Portion)	(Effective Portion)	from Effectiveness Testing)	Effectiveness Testing)

Foreign exchange contracts	$(44,960)	(Loss) gain on financial instruments	$41,414	(Loss) gain on financial instruments	$-
Interest rate swaps	(318,569)	Interest expense	(1,442,977)	(Loss) gain on financial instruments	(33,042)

Total	$(363,529)		$(1,401,563)		$(33,042)

The LLC’s derivative financial instruments not designated as hedging instruments generated a loss on financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2010 of $7,374 and $223,077, respectively. The LLC’s derivative financial instruments not designated as hedging instruments generated a gain (loss) on financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2009 of $2,510 and $(3,272), respectively. The net gain recorded for the three months ended June 30, 2010 was comprised of a loss of $246,699 relating to interest rate swap contracts and a gain of  $267,323 relating to warrants. The net loss recorded for the six months ended June 30, 2010 was comprised of a loss of $461,813 relating to interest rate swap contracts and a gain of $265,534 relating to warrants. The gain recorded for the three months ended June 30, 2009 was comprised of an unrealized gain relating to warrants. The loss recorded for the six months ended June 30, 2009 was comprised of an unrealized loss relating to warrants.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(10)	Derivative Financial Instruments - continued

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

As of June 30, 2010, the fair value of the derivatives in a liability position was $8,359,030. In the event that the LLC would be required to settle its obligations under the agreements as of June 30, 2010, the termination value was $8,713,235.

(11)	Accumulated Other Comprehensive Loss

AOCI includes accumulated unrealized losses on derivative financial instruments and accumulated unrealized losses on currency translation adjustments of $7,131,909 and $2,266,000, respectively, at June 30, 2010 and accumulated unrealized losses on derivative financial instruments and accumulated unrealized losses on currency translation adjustments of $4,250,529 and $773,580, respectively, at December 31, 2009.

 Total comprehensive income for the three and six months ended June 30, 2010 was $3,988,113 and $8,954,274, which included: (i) net income of $6,718,987 and $13,386,522, (ii) the net change in unrealized losses on derivative financial instruments of $1,860,035 and $2,939,828 and (iii) unrealized losses on currency translation adjustments of $870,839 and $1,492,420, respectively.  Total comprehensive income for the three and six months ended June 30, 2009 was $7,684,215 and $11,426,635, which included: (i) net income of $5,770,835 and $10,208,858, (ii) the net change in unrealized gain on derivative financial instruments of $1,326,356 and $1,240,049 and (iii) unrealized gain (loss) on currency translation adjustments of $587,024 and $(22,272), respectively.

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(12)	Fair Value Measurements - continued

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

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:

Warrants	$-	$344,905	$-	$344,905

Liabilities:

Derivative instruments	$-	$8,359,030	$-	$8,359,030

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The LLC is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements.  The LLC’s non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  The following table summarizes the carrying value of the LLC’s material non-financial assets and liabilities after valuation allowance using fair value measurement on a nonrecurring basis as of June 30, 2010:

	June 30, 2010(1)	Level 1(2)	Level 2(3)	Level 3(4)	Total Impairment Loss

Assets held for sale, net	$3,437,813	$-	$3,437,813	$-	$1,282,568

(1) Represents the current value of the assets prior to measurement at fair value.
(2) Quoted prices in active markets for identical assets or liabilities.
(3) Observable inputs other than quoted prices in active markets for identical assets and liabilities.
(4) No observable pricing inputs in the market.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(12)	Fair Value Measurements - continued

Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The estimated fair value of the LLC’s other non-current liabilities and notes receivable was based on the discounted value of future cash flows related to the loans based on recent transactions of this type.

	June 30, 2010
	Carrying Amount	Fair Value
Fixed rate notes receivable	$64,764,053	$65,276,794

Other non-current liabilities	$53,190,101	$50,481,989

(13)	Commitments and Contingencies

At the time the LLC acquires or divests of its interest in an equipment lease or other financing transaction, the LLC may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  The Manager believes that any liability that may arise as a result of any such indemnification obligations will not have a material adverse effect on the consolidated financial condition of the LLC taken as a whole.

The LLC, Fund Ten and Fund Eleven (collectively, the “Participating Funds”) have entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any financing provided to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investments. The term of the credit support agreement matches the term of the schedules to the master lease agreement. At June 30, 2010, the LLC recorded receivables of approximately $807,000 and $1,356,000 in connection with the obligations of Fund Ten and Fund Eleven, respectively, under the credit support agreement as of such date.

The LLC has entered into certain residual sharing and remarketing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas. The obligation related to these agreements is recorded at fair value.

In connection with the acquisitions of the Aframax product tankers, the M/V Eagle Auriga (the “Eagle Auriga”), the M/V Eagle Centaurus (the “Eagle Centaurus”), the M/V Eagle Carina (the “Eagle Carina”) and the M/V Eagle Corona (the “Eagle Corona”), the LLC, through ICON Eagle Holdings, ICON Carina Holdings and ICON Corona Holdings, maintains four restricted cash accounts with Fortis Bank NV/SA (“Fortis”). These restricted cash accounts consist of the free cash balances that result from the difference between the bareboat charter payments from AET, Inc. Limited (“AET”) and the repayments on the non-recourse long-term debt to Fortis and DVB. The account of ICON Eagle Holdings is cross-collateralized and the free cash remains in the restricted cash account until an aggregate amount of $500,000 is funded into the account. Thereafter, all cash in excess of $500,000 can be distributed. The free cash for ICON Carina Holdings and ICON Corona Holdings remain in their restricted cash accounts until $500,000 is funded into each account. Thereafter, all free cash in excess of $500,000 can be distributed from the respective accounts.

In connection with the acquisitions of the Leighton Mynx, the Leighton Stealth and the Leighton Eclipse, the LLC, through ICON Mynx, ICON Stealth and ICON Eclipse, is required to maintain a minimum aggregate cash balance of $450,000 among the respective bank accounts of ICON Mynx, ICON Stealth and ICON Eclipse.

In connection with the acquisition of the product tanker vessel, the Ocean Princess, the LLC, through ICON Ionian, is required to maintain a minimum cash balance of $300,000 with Nordea Bank Norge ASA (“Nordea”) at all times.

In connection with the acquisition of the Leighton Faulkner, the LLC, through ICON Faulkner, is required to maintain a minimum aggregate cash balance of $75,000 within ICON Faulkner’s bank account.

The aforementioned cash amounts are presented within other non-current assets in the LLC’s consolidated balance sheets as of June 30, 2010 and December 31, 2009.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2009:

Marine Vessels and Equipment

On December 18, 2009, we, through our wholly-owned subsidiary, ICON Faulkner, entered into the Faulkner MOA to purchase the Leighton Faulkner from Leighton Contractors for $20,000,000.  Simultaneously with the execution of the Faulkner MOA, ICON Faulkner entered into a bareboat charter with Leighton Contractors for a period of ninety-six months commencing on January 5, 2010.  The purchase price for the Leighton Faulkner consisted of $1,000,000 in cash and $19,000,000 in non-recourse indebtedness, which included $12,000,000 of senior debt pursuant to a senior facility agreement with SCB and a $7,000,000 subordinated seller’s credit.  The loan with SCB has a term of five years, with an option to extend for another three years. The interest rate has been fixed pursuant to a swap agreement.  All of Leighton Contractors’ obligations are guaranteed by its ultimate parent company, Leighton Holdings, a publicly traded company on the Australian Stock Exchange.  We paid an acquisition fee to our Manager of $600,000 relating to this transaction.

On March 31, 2010, we, through our wholly-owned subsidiary, ICON Mynx, entered into an agreement with Leighton Offshore to upgrade the Leighton Mynx by acquiring certain equipment and making certain upgrades to the Leighton Mynx in an amount equal to $20,000,000. The upgrades include the addition of a helicopter deck, as well as a new crane and accommodation unit. The cost of the upgrades will be financed with $2,000,000 in cash and $18,000,000 in non-recourse indebtedness, which includes $4,000,000 of subordinated contractor’s credit and $14,000,000 of senior debt pursuant to the Amended Facility Agreement. The Amended Facility Agreement will be repaid in quarterly installments beginning on March 31, 2011 and interest will be fixed pursuant to a swap agreement with SCB. In consideration for financing the upgrades, ICON Mynx and Leighton Offshore agreed to amend the bareboat charter for the Leighton Mynx to, among other things, increase the amount of monthly charter hire payable by Leighton Offshore and increase the value of the purchase option price at the expiry of the charter. All of Leighton Offshore’s obligations are guaranteed by Leighton Holdings. We paid an acquisition fee to our Manager of $600,000 relating to this transaction.

Manufacturing Equipment

Due to the global downturn in the automotive industry, Sealynx requested a restructuring of its lease payments during the third quarter of 2009 and we agreed to reduce Sealynx’s lease payments.  On January 4, 2010, we restructured Sealynx’s payment obligations under the lease to provide it with cash flow flexibility while at the same time attempting to preserve our projected economic return on this investment.  As additional security for restructuring the payment obligations, ICON French Equipment II received an additional mortgage on certain real property owned by Sealynx located in Charleval, France.  On July 5, 2010, Sealynx filed for a conciliation procedure with the Commercial Court of Nanterre requesting it to repay, over a two year period, approximately $1,900,000 in deferred rent that became due to us on July 1, 2010.  The Commercial Court of Nanterre has not yet ruled on Sealynx’s request.

On January 13, 2010, we further amended the lease with LC Manufacturing to reduce LC Manufacturing’s payment obligations under the lease and to provide us with an excess cash flow sweep in the event that excess cash flow is available in the future.  On May 31, 2010, MWU sold its equity interest in LC Manufacturing to an entity controlled by LC Manufacturing’s management and the personal guaranty of MWU’s principal was reduced to $6,500,000 with respect to LC Manufacturing.  On July 26, 2010, we, in consideration for all amounts due under the lease, sold the equipment we leased to the MWU affiliate, Metavation, and terminated the lease.

Gas Compressors

On April 1, 2010, we sold to Hardwood Partners a 5.460% nonvoting, noncontrolling interest in ICON Atlas for the purchase price of $550,000.  As a result, we recorded a gain on sale in the amount of approximately $1,000, which was included in members’ equity, and our economic interest in ICON Atlas was reduced to 49.540%, although our controlling interest remained at 55%.

Telecommunications Equipment

On June 29, 2010, we, through our wholly-owned subsidiary, ICON Broadview, entered into a master lease agreement for information technology equipment with Broadview. During the period beginning June 29, 2010 through December 31, 2010, ICON Broadview will acquire up to four schedules of information technology equipment, which will be leased to Broadview. The aggregate purchase price for the equipment will be equal to at least $5,000,000.  We paid an acquisition fee to our Manager of $150,000 relating to this transaction.

On July 15, 2010, ICON Broadview purchased information technology equipment from Juniper Networks (US), Inc. for the purchase price of approximately $602,000 and simultaneously leased the equipment to Broadview.  The base term of the schedule is for a period of thirty-six months, which commenced on August 1, 2010.

Note Receivable Secured by a Machine Paper Coating Manufacturing Line

On February 26, 2010, we, through our wholly-owned subsidiary, ICON Appleton, amended certain financial covenants in the loan agreement with Appleton.  In consideration for amending the loan agreement, we received an amendment fee from Appleton in the amount of approximately $117,000.

On April 1, 2010, we sold to Hardwood Partners a 5.1% noncontrolling interest in ICON Appleton for the purchase price of $1,000,000.  As a result, we recorded a gain on sale in the amount of approximately $6,000, which was included in members’ equity, and our controlling interest in ICON Appleton was reduced to 94.900%.

On July 20, 2010, we amended the loan agreement to release two borrowers that were being sold by Appleton to a third party, American Plastics Company, Inc. and New England Extrusion, Inc.  In consideration for amending the loan agreement, we received an amendment fee in the amount of $40,000 from Appleton.

Notes Receivable Secured by Analog Seismic System Equipment

On April 1, 2010, we sold to Hardwood Partners a 2.913% noncontrolling interest in ICON ION for the purchase price of $550,000.  As a result, we recorded a gain on sale in the amount of approximately $4,000, which was included in members’ equity, and our controlling interest in ICON ION was reduced to 52.087%.

Note Receivable Secured by Rail Support Construction Equipment

On April 1, 2010, we sold to Hardwood Partners a 5.873% nonvoing, noncontrolling interest in ICON Quattro for the purchase price of $550,000.  As a result, we recorded a loss on sale in the amount of approximately $37,000, which was included in members’ equity, and our economic interest in ICON Quattro was reduced to 49.127%, although our controlling interest remained at 55%..

Note Receivable Secured by Aframax Tankers

On June 30, 2010, we, through our wholly-owned subsidiary, ICON Palmali 12, and Fund Fourteen, through its wholly-owned subsidiary, ICON Palmali 14, participated in the Palmali Loan Agreement by making second priority secured term loans to Ocean Navigation.  The proceeds of the loans will be used by Ocean Navigation to purchase two Vessels.

The aggregate principal amounts of ICON Palmali 12’s and ICON Palmali 14’s secured term loans are $9,600,000 and $14,400,000, respectively, half of which will be made available to Ocean Navigation for the purchase of each Vessel.  Interest on the secured term loans accrues at a rate of 15.25% per year and is payable quarterly in arrears for a period of six years from the delivery date of each Vessel.  The entire principal amounts will be due at the maturity of the loans.  Ocean Navigation has the option to prepay the loans in whole or in part following the third anniversary of the date of the first advance for each Vessel.

On July 28, 2010, ICON Palmali 12 and ICON Palmali 14 made loans in the amounts of $4,800,000 and $7,200,000, respectively, to Ocean Navigation for the purchase of the Shah Deniz.  In connection with the loans, ICON Palmali 12 and ICON Palmali 14 collected (i) arrangement fees in the amounts of $240,000 and $360,000, respectively, and (ii) unused commitment fees of 2% per year on the undrawn loan amounts.  In addition, Ocean Navigation is required to pay an additional unused commitment fee of 2% per year of the undrawn loan amounts from July 29, 2010 through September 30, 2010, 4% per year from October 1, 2010 through December 31, 2010 and 6% per year from January 1, 2011 through March 31, 2011.

The loans are secured by, among other things, second priority security interests in (i) the Vessels, (ii) the earnings from the Vessels and (iii) the equity interests of Ocean Navigation. In addition, Ocean Navigation or the Palmali Guarantors must provide ICON Palmali 12 and ICON Palmali 14 additional security for the loans with a fair market value of not less than $10,000,000 within twelve months of the date of the Palmali Loan Agreement.  All of Ocean Navigation’s obligations under the Palmali Loan Agreement are guaranteed by the Palmali Guarantors.

Simultaneously with ICON Palmali 12’s and ICON Palmali 14’s loans, DVB will, pursuant to the Palmali Loan Agreement, lend $72,000,000 to Ocean Navigation for the purchase of the Vessels.  The DVB Loan is secured by, among other things, a first priority security interest in (x) the Vessels, (y) the earnings from the Vessels and (z) the equity interests of Ocean Navigation. The proceeds from the enforcement of any security will be applied (i) first, to pay all costs and expenses incurred by DVB, ICON Palmali 12 and ICON Palmali 14, (ii) second, to DVB for accrued and unpaid interest, (iii) third, to DVB for unpaid principal, (iv) fourth, pro rata to ICON Palmali 12 and ICON Palmali 14 for accrued and unpaid interest, and (v) fifth, pro rata to ICON Palmali 12 and ICON Palmali 14 for unpaid principal.  We paid an acquisition fee to our Manager of approximately $1,388,000 relating to ICON Palmali 12’s investment in this transaction.

ICON Global Crossing IV, LLC

On June 25, 2010, we, through our wholly-owned subsidiary, ICON Global Crossing IV, borrowed approximately $12,449,000 from CapitalSource.  In consideration for making the loan, CapitalSource received a first priority security interest in ICON Global Crossing IV's interest in Schedules 1, 2, 3, 5, 12 and 13 to ICON Global Crossing IV’s master lease agreement with Global Crossing.  The loan is payable monthly in arrears beginning on July 1, 2010 through March 1, 2012.  Interest is payable at a rate of 9% per year throughout the term of the loan.

Assets Held for Sale

On June 2, 2010, ICON EAR, a joint venture owned 55% by us and 45% by Fund Eleven, in conjunction with ICON EAR II, a wholly-owned subsidiary of Fund Eleven, sold a parcel of real property in Jackson Hole, Wyoming that was received as additional security under their respective leases with EAR.  The real property was sold for the aggregate net purchase price of approximately $757,000.  As a result, we recognized a loss on such assets held for sale of approximately $298,000.  This amount was recorded to loss on assets held for sale on the consolidated statements of operations. In addition, on June 7, 2010, ICON EAR and ICON EAR II received judgments in New York State Supreme Court against two principals of EAR who had guaranteed EAR’s lease obligations.  ICON EAR and ICON EAR II are in the process of having the judgments recognized in Illinois, where the principals live.  At this time, it is not possible to determine the abilities of ICON EAR and ICON EAR II to collect the amounts due under their respective leases from EAR’s principals.

Our Manager periodically reviews the significant assets in our portfolio to determine whether events or changes in circumstances indicate that the net book value of an asset may not be recoverable. In light of recent developments in the real estate market and the sale of a parcel of real property located in Jackson Hole, Wyoming on June 2, 2010, our Manager reviewed our investment in ICON EAR.

Based on our Manager’s review, the net book value of the remaining parcels of real property located in Jackson Hole, Wyoming exceeded their fair market value.  As a result, ICON EAR recognized a non-cash impairment charge of approximately $1,283,000.

Recently Adopted Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a significant impact on our consolidated financial statements as of June 30, 2010.  See Note 2 to our consolidated financial statements for a discussion of accounting pronouncements that we have recently adopted.

Other Recent Events

Since the onset of the recession in December 2007, the rate of payment defaults by lessees, borrowers and other financial counterparties has generally risen significantly. Our Manager continuously reviews and evaluates our transactions to take such action as it deems necessary to mitigate any adverse developments on our liquidity, cash flows or profitability, which may include agreeing to restructure a transaction with one or more of our lessees, borrowers or other financial counterparties.  In the event of a restructuring of a transaction, our Manager generally expects that the lessee, borrower and/or other financial counterparty will ultimately be able to satisfy its obligations to us.  As a result thereof, our Manager has discussed and continues to discuss restructuring options with some of our lessees, borrowers and other financial counterparties.  In many instances, the transaction is not restructured and continues as initially structured.  Nevertheless, there can be no assurance that any future restructurings will not have an adverse effect on our financial position, results of operations or cash flows. Except as otherwise disclosed in this Quarterly Report on Form 10-Q, our Manager has not agreed to restructure any of our transactions and we have not taken any impairment charges during the six months ended June 30, 2010, and there is no information that would cause our Manager to take an impairment charge on any of our transactions at this time.

Results of Operations for the Three Months Ended June 30, 2010 (the “2010 Quarter”) and 2009 (the “2009 Quarter”)

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

Revenue for the 2010 Quarter and the 2009 Quarter is summarized as follows:

	Three Months Ended June 30,
	2010	2009	Change

Rental income	$15,279,370	$13,213,846	$2,065,524
Finance income	3,719,557	2,567,011	1,152,546
Income from investment in joint venture	148,245	130,962	17,283
Interest and other income	3,050,974	2,583,355	467,619
Gain on guaranty	2,162,795	-	2,162,795
Loss on assets held for sale	(297,864)	-	(297,864)

Total revenue	$24,063,077	$18,495,174	$5,567,903

Total revenue for the 2010 Quarter increased $5,567,903, or 30.1%, as compared to the 2009 Quarter.  The gain on guaranty recorded during the 2010 Quarter was in connection with the credit support agreement related to financing provided to the MWU subsidiaries, which resulted in accrued obligations from both Fund Ten and Fund Eleven.  The increase in rental income was due to the acquisitions of (i) the gas compressors by ICON Atlas in June 2009 and August 2009, (ii) the diving equipment by ICON Diving Marshall Islands, LLC (“ICON DMI”) in June 2009 and (iii) the mining equipment by ICON Murray II, LLC (“ICON Murray II”) in May 2009. The increase in finance income was primarily due to the acquisitions of (i) the vessel by ICON Faulkner in January 2010, (ii) the vessels by ICON Ionian and by ICON Eclipse in October 2009 and (iii) the vessel by ICON Stealth in June 2009.

Expenses for the 2010 Quarter and the 2009 Quarter are summarized as follows:

	Three Months Ended June 30,
	2010	2009	Change

Management fees - Manager	$1,092,234	$766,823	$325,411
Administrative expense reimbursements - Manager	1,229,491	1,109,954	119,537
General and administrative	763,825	576,073	187,752
Interest	4,005,795	2,265,842	1,739,953
Depreciation and amortization	8,977,551	7,999,787	977,764
Impairment loss	1,282,568	-	1,282,568
(Gain) loss on financial instruments	(7,374)	5,860	(13,234)

Total expenses	$17,344,090	$12,724,339	$4,619,751

Total expenses for the 2010 Quarter increased $4,619,751, or 36.3%, as compared to the 2009 Quarter. The increase in interest expense was due to the interest incurred on the debt obligations owed by ICON Faulkner, ICON Coach, LLC (“ICON Coach”), ICON Ionian, ICON Eclipse and ICON Stealth during the 2010 Quarter.  The impairment loss was due to the recognition of a non-cash impairment charge by ICON EAR during the 2010 Quarter.  The increase depreciation and amortization expense due to the acquisitions of (i) the gas compressors by ICON Atlas in June 2009 and August 2009, (ii) the diving equipment by ICON DMI in June 2009 and (iii) the mining equipment by ICON Murray II in May 2009.  Furthermore, the increase in depreciation and amortization expense was also due to the amortization expense for capitalized fees on direct finance leases for the acquisitions of (i) the vessel by ICON Faulkner in January 2010, (ii) the vessels by ICON Ionian and ICON Eclipse in October 2009 and (iii) the vessels by ICON Mynx and ICON Stealth in June 2009, as well as the amortization expense for capitalized fees on the notes receivable invested in by ICON Quattro in December 2009 and ICON ION in June 2009 and July 2009.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the 2010 Quarter decreased $503,023, or 24.4%, as compared to the 2009 Quarter. The decrease in net income attributable to noncontrolling interests was primarily due to the recognition of a non-cash impairment charge by ICON EAR during the 2010 Quarter.  Additionally, on October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, and as a result, ICON EAR did not generate the revenue stream that was present in the 2009 Quarter. Offsetting the decrease was our investments in controlling interests in ICON Quattro, ICON Atlas and ICON ION during 2009, in each of which Fund Fourteen has a noncontrolling interest.  Also offsetting the decrease was Hardwood Partners’ investment in a noncontrolling interest in each of ICON Quattro, ICON Atlas, ICON ION and ICON Appleton during the 2010 Quarter.

Net Income Attributable to Fund Twelve

As a result of the foregoing factors, net income attributable to us for the 2010 Quarter and the 2009 Quarter was $5,164,070 and $3,712,895, respectively. Net income attributable to us per weighted average additional Share outstanding for the 2010 Quarter and the 2009 Quarter was $14.66 and $10.74, respectively.

Results of Operations for the Six Months Ended June 30, 2010 (the “2010 Period”) and 2009 (the “2009 Period”)

Revenue for the 2010 Period and the 2009 Period is summarized as follows:

	Six Months Ended June 30,
	2010	2009	Change

Rental income	$30,936,632	$26,044,236	$4,892,396
Finance income	7,685,324	3,447,921	4,237,403
Income from investment in joint venture	297,203	292,866	4,337
Interest and other income	6,274,726	4,999,171	1,275,555
Gain on guaranty	2,162,795	-	2,162,795
Loss on assets held for sale	(297,864)	-	(297,864)

Total revenue	$47,058,816	$34,784,194	$12,274,622

Total revenue for the 2010 Period increased $12,274,622, or 35.3%, as compared to the 2009 Period.  The increase in rental income was due to the acquisitions of (i) the gas compressors by ICON Atlas in June 2009 and August 2009, (ii) the diving equipment by ICON DMI in June 2009, (iii) the mining equipment by ICON Murray, LLC (“ICON Murray”) and ICON Murray II in February 2009 and May 2009, respectively, (iv) the motor coaches by ICON Coach in April 2009 and (v) the vessel by Victorious, LLC (“Victorious”) in March 2009. The increase in finance income was primarily due to the acquisitions of (i) the vessel by ICON Faulkner in January 2010, (ii) the vessels by ICON Ionian and by ICON Eclipse in October 2009, (iii) the vessels by ICON Mynx and ICON Stealth in June 2009 and (iv) the additional telecommunications equipment by ICON Global Crossing IV in March 2009. The gain on guaranty recorded during the 2010 Period was in connection with the credit support agreement related to financing provided to the MWU subsidiaries, which resulted in accrued obligations from both Fund Ten and Fund Eleven.  The increase in interest and other income was primarily due to the interest earned from the investments in notes receivable by ICON Quattro in December 2009, ICON ION in June 2009 and July 2009 and ICON Northern Leasing II, LLC (“ICON Northern Leasing II”) in March 2009.

Expenses for the 2010 Period and the 2009 Period are summarized as follows:

	Six Months Ended June 30,
	2010	2009	Change

Management fees - Manager	$2,165,116	$1,466,852	$698,264
Administrative expense reimbursements - Manager	1,914,934	1,960,023	(45,089)
General and administrative	1,397,312	1,022,570	374,742
Interest	8,538,994	4,507,220	4,031,774
Depreciation and amortization	18,150,293	15,599,376	2,550,917
Impairment loss	1,282,568	-	1,282,568
Loss on financial instruments	223,077	19,295	203,782

Total expenses	$33,672,294	$24,575,336	$9,096,958

Total expenses for the 2010 Period increased $9,096,958, or 37.0%, as compared to the 2009 Period. The increase in total expenses was primarily due to increases in interest expense due to the interest incurred on the debt obligations owed by ICON Faulkner, ICON Coach, ICON Ionian, ICON Eclipse, ICON Mynx and ICON Stealth during the 2010 Period.  The increase in depreciation and amortization expense is due to the acquisitions of (i) the gas compressors by ICON Atlas in June 2009 and August 2009, (ii) the diving equipment by ICON DMI in June 2009, (iii) the mining equipment by ICON Murray and ICON Murray II in February 2009 and May 2009, respectively, (iv) the motor coaches by ICON Coach in April 2009 and (v) the vessel by Victorious in March 2009. Furthermore, the increase in depreciation and amortization expense was also due to the amortization expense for capitalized fees on direct finance leases for the acquisitions of (i) the vessel by ICON Faulkner in January 2010, (ii) the vessels by ICON Ionian and ICON Eclipse in October 2009, (iii) the vessels by ICON Mynx and ICON Stealth in June 2009 and (iv) the telecommunications equipment by ICON Global Crossing IV in March 2009, as well as the amortization expense for capitalized fees on the notes receivable invested in by ICON Quattro in December 2009, ICON ION in June 2009 and July 2009 and ICON Northern Leasing II in March 2009. The impairment loss was due to the recognition of a non-cash impairment charge by ICON EAR during the 2010 Period.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the 2010 Period increased $244,501, or 7.1%, as compared to the 2009 Period. The increase in net income attributable to noncontrolling interests was primarily due to our investments in controlling interests in ICON Quattro, ICON Atlas and ICON ION during 2009, in each of which Fund Fourteen has a noncontrolling interest.  The increase was also due to Hardwood Partners’ investment in a noncontrolling interest in each of ICON Quattro, ICON Atlas, ICON ION and ICON Appleton during the 2010 Period.

Net Income Attributable to Fund Twelve

As a result of the foregoing factors, net income attributable to us for the 2010 Period and the 2009 Period was $9,717,736 and $6,784,573, respectively. Net income attributable to us per weighted average additional Share outstanding for the 2010 Period and the 2009 Period was $27.59 and $21.07, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2010 compared to December 31, 2009.

Total Assets

Total assets increased $15,782,707, from $620,978,386 at December 31, 2009 to $636,761,093 at June 30, 2010.  The increase was primarily due to the cash received from the debt borrowed by ICON Global Crossing IV in June 2010.  The increase was also due to the acquisition of a vessel by ICON Faulkner and the Mynx upgrade during the 2010 Period.  This increase was partially offset by depreciation of leased equipment at cost, scheduled repayments of our notes receivable, and cash distributions to our members and noncontrolling interests.

Current Assets

Current assets increased $12,128,714, from $78,149,655 at December 31, 2009 to $90,278,369 at June 30, 2010.  The increase was primarily due to the cash received from the debt borrowed by ICON Global Crossing IV in June 2010.  The increase was also due to the acquisition of a vessel by ICON Faulkner during the 2010 Period.  This increase was partially offset by cash distributions to our members and noncontrolling interests.

Total Liabilities

Total liabilities increased $28,317,842, from $279,343,161 at December 31, 2009 to $307,661,003 at June 30, 2010. The increase was primarily due to an increase in derivative instrument obligations as well as debt obligations incurred by ICON Global Crossing IV, ICON Mynx and ICON Faulkner during the 2010 Period. The increase was partially offset by scheduled repayments of our non-recourse long-term debt.

Current Liabilities

Current liabilities increased $4,505,395, from $58,299,215 at December 31, 2009 to $62,804,610 at June 30, 2010.  The increase was primarily due to the non-recourse debt obligations incurred by ICON Global Crossing IV, ICON Mynx and ICON Faulkner during the 2010 Period, and the increase in our derivative instrument obligations during the 2010 Period.

Equity

Equity decreased $12,535,135, from $341,635,225 at December 31, 2009 to $329,100,090 at June 30, 2010. The decrease was primarily due to the distributions paid to our members and noncontrolling interests and the change in fair value of derivative instruments and currency translation adjustments during the 2010 Period. The decrease was partially offset by net income and the investment in joint ventures by noncontrolling interests during the 2010 Period.

Liquidity and Capital Resources

Summary

At June 30, 2010 and December 31, 2009, we had cash and cash equivalents of $39,784,068 and $27,075,059, respectively. During our offering period, our main source of cash was from financing activities and our main use of cash was in investing activities. During our operating period, our main source of cash is from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we enter into new investments, pay distributions to our members and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

We currently have adequate cash balances and generate a sufficient amount of cash flow from operations to meet our short-term working capital requirements.  We expect to generate sufficient cash flows from operations to sustain our working capital requirements in the foreseeable future. In the event that our working capital is not adequate to fund our short-term liquidity needs, we could borrow against our revolving line of credit, with $28,650,000 available at June 30, 2010, to meet such requirements.  For additional information, see Note 8 to our consolidated financial statements.

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

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of June 30, 2010, the cash reserve was $1,738,435.

      Cash Flows

The following table sets forth summary cash flow data:

	Six Months Ended June 30,
	2010	2009

Net cash provided by (used in):

Operating activities	$22,199,416	$9,138,183
Investing activities	6,116,983	(66,639,036)
Financing activities	(15,593,878)	46,133,760
Effects of exchange rates on cash and cash equivalents	(13,512)	28,419

Net increase (decrease) in cash and cash equivalents	$12,709,009	$(11,338,674)

Note: See the Consolidated Statements of Cash Flows included in “Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

Operating Activities

Cash provided by operating activities increased $13,061,233, from $9,138,183 in the 2009 Period to $22,199,416 in the 2010 Period.  The increase was primarily due to increases in the collection of finance leases, depreciation and amortization expense and net income during the 2010 Period.  Such amounts were partially offset by increases in finance income and other assets during the 2010 Period.

Investing Activities

Cash provided by investing activities increased $72,756,019, from a use of cash of $66,639,036 in the 2009 Period, to a source of cash of $6,116,983 in the 2010 Period. We invested in one equipment lease during the 2010 Period as compared to nine equipment leases and two other financing transactions during the 2009 Period. Such amounts were partially offset by repayments of a portion of our notes receivable during the 2010 Period.

Financing Activities

Cash used in financing activities increased $61,727,638, from a source of cash of $46,133,760 in the 2009 Period, to a use of cash of $15,593,878 in the 2010 Period.  The net use of cash was primarily due to a decrease in the proceeds we received from the issuance of additional Shares as compared to the 2009 Period, as our offering period ended on April 30, 2009.  The net use of cash in financing activities was also due to the increase in distributions paid to our members and noncontrolling interests.  The increase in cash used in financing activities was offset by the increase in the investment in joint ventures by noncontrolling interests and the net proceeds received from our non-recourse long-term debt.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at June 30, 2010 of $236,205,687. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender.  If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.

Distributions

We, at our Manager’s discretion, pay monthly distributions to each of our additional members and noncontrolling interests starting with the first month after each such member’s admission and the commencement of our joint venture operations, respectively, and we expect to continue to pay such distributions until the end of our operating period. We paid distributions to our Manager, additional members and noncontrolling interests of $169,952, $16,825,229 and $7,249,035, respectively, during the 2010 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2010, we had non-recourse debt obligations. The lender has a security interest in the majority of the equipment collateralizing each non-recourse long-term debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee.  In other cases, we receive the rental payments and pay the lender. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At June 30, 2010, our outstanding non-recourse long-term indebtedness was $236,205,687.  We are a party to the Facility and had no borrowings under the Facility at June 30, 2010.

The Participating Funds have entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any financing provided to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investments. The term of the credit support agreement matches the term of the schedules to the master lease agreement. At June 30, 2010, we recorded receivables of approximately $807,000 and $1,356,000 in connection with the accrued obligations of Fund Ten and Fund Eleven, respectively, under the credit support agreement as of such date.

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

In connection with the acquisitions of the Leighton Mynx, the Leighton Stealth and the Leighton Eclipse, we, through ICON Mynx, ICON Stealth and ICON Eclipse, are required to maintain a minimum aggregate cash balance of $450,000 among the respective bank accounts of ICON Mynx, ICON Stealth and ICON Eclipse.

In connection with the acquisition of the Ocean Princess, we, through ICON Ionian, are required to maintain a minimum cash balance of $300,000 with Nordea at all times.

In connection with the acquisition of the Leighton Faulkner, we, through ICON Faulkner, are required to maintain a minimum aggregate cash balance of $75,000 within ICON Faulkner’s bank account.

The aforementioned cash amounts are presented within other non-current assets in our consolidated balance sheets as of June 30, 2010 and December 31, 2009.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2010, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Manager consented to our repurchase of 59 Shares during the 2010 Quarter. The repurchase amounts are calculated according to a specified repurchase formula pursuant to our LLC Agreement.  Repurchased Shares have no voting rights and do not share in distributions with other members. Our LLC Agreement limits the number of Shares that can be repurchased in any one year and repurchased Shares may not be reissued. The following table details our Share repurchases for the three months ended June 30, 2010:

	Total Number of	Average Price Paid
Period	Shares Repurchased	Per Share
April 1, 2010 through April 30, 2010	-	$-
May 1, 2010 through May 31, 2010	-	$-
June 1, 2010 through June 30, 2010	59	$798.80
Total	59

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

August 13, 2010

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

August 13, 2010

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

August 13, 2010

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Accounting and Financial Officer)

38