Form 10-Q
period 2010-09-30
ICON LEASING FUND TWELVE, LLC
filed 2010-11-15
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2010

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-53189

ICON Leasing Fund Twelve, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5651009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on November 5, 2010 is 348,650.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	September 30,
	2010	December 31,
	(unaudited)	2009
Current assets:
Cash and cash equivalents	$19,138,627	$27,075,059
Current portion of net investment in finance leases	20,932,795	17,565,862
Current portion of notes receivable	26,214,259	22,786,334
Other current assets	3,299,860	1,740,046
Assets held for sale, net	6,862,554	8,982,354

Total current assets	76,448,095	78,149,655

Non-current assets:
Net investment in finance leases, less current portion	133,905,499	139,014,358
Leased equipment at cost (less accumulated depreciation of
$68,122,767 and $43,506,562, respectively)	343,402,342	335,480,153
Notes receivable, less current portion	56,601,978	51,122,271
Investment in joint venture	4,017,861	4,609,644
Due from Manager and affiliates	441,235	-
Other non-current assets, net	13,691,128	12,602,305

Total non-current assets	552,060,043	542,828,731

Total Assets	$628,508,138	$620,978,386

Liabilities and Equity

Current liabilities:
Current portion of non-recourse long-term debt	$61,051,035	$43,305,938
Derivative instruments	9,823,914	4,779,552
Deferred revenue	7,487,221	6,576,971
Due to Manager and affiliates	409,168	482,301
Accrued expenses and other current liabilities	4,415,870	3,154,453

Total current liabilities	83,187,208	58,299,215

Non-current liabilities:
Non-recourse long-term debt, less current portion	168,291,254	176,961,900
Other non-current liabilities	53,770,676	44,082,046

Total non-current liabilities	222,061,930	221,043,946

Total Liabilities	305,249,138	279,343,161

Commitments and contingencies (Note 13)

Equity:
Members' Equity:
Additional Members	266,051,282	278,405,366
Manager	(425,855)	(301,542)
Accumulated other comprehensive loss	(9,688,963)	(5,024,109)

Total Members' Equity	255,936,464	273,079,715

Noncontrolling Interests	67,322,536	68,555,510

Total Equity	323,259,000	341,635,225

Total Liabilities and Equity	$628,508,138	$620,978,386

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue:
Rental income	$15,034,309	$13,580,106	$45,970,941	$39,624,342
Finance income	3,582,808	3,890,129	11,268,132	7,338,050
Income from investment in joint venture	148,193	123,268	445,396	416,134
Interest and other income	2,945,699	3,189,649	9,220,425	8,188,820
(Loss) gain on settlement of interfund agreement (Note 4)	(1,106,240)	-	1,056,555	-
Gain on sale of leased assets	521,909	-	521,909	-
Loss on assets held for sale	-	-	(297,864)	-

Total revenue	21,126,678	20,783,152	68,185,494	55,567,346

Expenses:
Management fees - Manager	1,074,426	898,974	3,239,542	2,365,826
Administrative expense reimbursements - Manager	659,167	831,947	2,574,101	2,791,970
General and administrative	666,861	1,007,195	2,064,173	2,029,765
Interest	4,145,052	3,065,680	12,684,046	7,572,900
Depreciation and amortization	8,910,794	8,546,647	27,061,087	24,146,023
Impairment loss	-	3,429,316	1,282,568	3,429,316
Loss on financial instruments	201,270	53,931	424,347	73,226

Total expenses	15,657,570	17,833,690	49,329,864	42,409,026

Net income	5,469,108	2,949,462	18,855,630	13,158,320

Less: Net income attributable to noncontrolling interests	2,100,318	256,980	5,769,104	3,681,265

Net income attributable to Fund Twelve	$3,368,790	$2,692,482	$13,086,526	$9,477,055

Net income attributable to Fund Twelve allocable to:
Additional Members	$3,335,103	$2,665,557	$12,955,661	$9,382,284
Manager	33,687	26,925	130,865	94,771

	$3,368,790	$2,692,482	$13,086,526	$9,477,055

Weighted average number of additional shares of
limited liability company interests outstanding	348,650	348,749	348,689	328,813

Net income attributable to Fund Twelve per weighted
average additional share of limited liability company
interests outstanding	$9.57	$7.64	$37.16	$28.53

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
				Accumulated
	Additional Shares of			Other
	Limited Liability Company Interests	Additional Members	Manager	Comprehensive (Loss) Income	Total Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2009	348,709	$278,405,366	$(301,542)	$(5,024,109)	$273,079,715	$68,555,510	$341,635,225

Comprehensive income:
Net income	-	4,508,129	45,537	-	4,553,666	2,113,869	6,667,535
Change in valuation of
derivative instruments	-	-	-	(1,043,025)	(1,043,025)	(36,768)	(1,079,793)
Currency translation adjustment	-	-	-	(621,581)	(621,581)	-	(621,581)
Total comprehensive income					2,889,060	2,077,101	4,966,161
Cash distributions	-	(8,412,614)	(84,976)	-	(8,497,590)	(3,800,206)	(12,297,796)
Investment in joint venture by
noncontrolling interest	-	-	-	-	-	111,987	111,987

Balance, March 31, 2010 (unaudited)	348,709	274,500,881	(340,981)	(6,688,715)	267,471,185	66,944,392	334,415,577

Comprehensive income:
Net income	-	5,112,429	51,641	-	5,164,070	1,554,917	6,718,987
Change in valuation of
derivative instruments	-	-	-	(1,838,355)	(1,838,355)	(21,680)	(1,860,035)
Currency translation adjustment	-	-	-	(870,839)	(870,839)	-	(870,839)
Total comprehensive income					2,454,876	1,533,237	3,988,113
Cash distributions	-	(8,412,615)	(84,976)	-	(8,497,591)	(3,448,829)	(11,946,420)
Shares of limited liability
company interests repurchased	(59)	(47,129)	-	-	(47,129)	-	(47,129)
Investment in joint ventures by
noncontrolling interests	-	(25,720)	(260)	-	(25,980)	2,715,929	2,689,949

Balance, June 30, 2010 (unaudited)	348,650	271,127,846	(374,576)	(9,397,909)	261,355,361	67,744,729	329,100,090

Comprehensive income:
Net income	-	3,335,103	33,687	-	3,368,790	2,100,318	5,469,108
Change in valuation of
derivative instruments	-	-	-	(1,275,714)	(1,275,714)	(23,943)	(1,299,657)
Currency translation adjustment	-	-	-	984,660	984,660	-	984,660
Total comprehensive income					3,077,736	2,076,375	5,154,111
Cash distributions	-	(8,411,667)	(84,966)	-	(8,496,633)	(3,580,948)	(12,077,581)
Investment in joint venture by
noncontrolling interest	-	-	-	-	-	1,082,380	1,082,380

Balance, September 30, 2010 (unaudited)	348,650	$266,051,282	$(425,855)	$(9,688,963)	$255,936,464	$67,322,536	$323,259,000

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income	$18,855,630	$13,158,320
Adjustments to reconcile net income to net cash provided by
operating activities:
Rental income paid directly to lenders by lessees	(26,830,477)	(25,976,664)
Finance income	(11,268,132)	(7,338,050)
Income from investment in joint venture	(445,396)	(416,134)
Depreciation and amortization	27,061,087	24,146,023
Interest expense on non-recourse financing paid directly
to lenders by lessees	4,854,316	6,214,847
Interest expense from amortization of debt financing costs	898,029	705,186
Accretion of seller's credit and other	1,672,819	134,263
Impairment loss	1,282,568	3,429,316
Gain on settlement of interfund agreement	(1,056,555)	-
Gain on sale of leased assets	(521,909)	-
Loss on assets held for sale	297,864	-
Loss on financial instruments	424,347	73,226
Changes in operating assets and liabilities:
Collection of finance leases	22,440,363	13,367,737
Prepaid acquisition fees	658,150	(2,250,000)
Other assets, net	(6,298,377)	(7,759,721)
Accrued expenses and other current liabilities	597,886	(1,125,538)
Deferred revenue	791,642	569,097
Due to/from Manager and affiliates, net	327,663	479,649
Distributions from joint venture	445,396	416,134

Net cash provided by operating activities	34,186,914	17,827,691

Cash flows from investing activities:
Purchase of equipment	(6,748,123)	(61,602,811)
Proceeds from sale of equipment	2,962,240	-
Distributions received from joint venture in excess of profits	591,783	587,588
Restricted cash	(635,243)	(757,037)
Investment in notes receivable	(22,550,000)	(28,739,728)
Repayment of notes receivable	14,870,621	13,661,570

Net cash used in investing activities	(11,508,722)	(76,850,418)

Cash flows from financing activities:
Proceeds from non-recourse long-term debt	12,448,656	-
Repayments of non-recourse long-term debt	(9,514,596)	(652,500)
Issuance of additional shares of limited liability company interests,
net of sales and offering expenses	-	66,979,190
Shares of limited liability company interests repurchased	(47,129)	(102,056)
Investment in joint ventures by noncontrolling interests	2,833,114	14,436,203
Distributions to noncontrolling interests	(10,829,983)	(9,641,518)
Cash distributions to members	(25,491,814)	(23,375,836)

Net cash (used in) provided by financing activities	(30,601,752)	47,643,483

Effects of exchange rates on cash and cash equivalents	(12,872)	37,710

Net decrease in cash and cash equivalents	(7,936,432)	(11,341,534)

Cash and cash equivalents, beginning of period	27,075,059	45,408,378

Cash and cash equivalents, end of period	$19,138,627	$34,066,844

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2010	2009

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$5,028,579	$518,604

Supplemental disclosure of non-cash investing and financing activities:

Principal and interest on non-recourse long-term debt
paid directly to lenders by lessees	$26,830,477	$25,976,664

Equipment purchased with non-recourse long-term debt paid directly by lender	$28,450,000	$34,800,000

Equipment purchased with subordinated financing provided by seller	$11,000,000	$27,500,000

Investment in joint venture by noncontrolling interest	$1,051,201	$18,381,998

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
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
September 30, 2010
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

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standard Codification 810 – Consolidation (“ASC 810”). The update amends the consolidation guidance applicable to variable interest entities (“VIEs”) and changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE. ASC 810 also requires assessments at each reporting period of which party within the VIE is considered the primary beneficiary and requires a number of new disclosures related to VIEs.  The adoption of this guidance did not have a material effect on the LLC’s consolidated financial statements as of September 30, 2010.

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	September 30,	December 31,
	2010	2009

Minimum rents receivable	$195,781,783	$203,775,000
Estimated residual values	18,062,875	16,545,104
Initial direct costs, net	5,206,432	5,663,856
Unearned income	(64,212,796)	(69,403,740)

Net investment in finance leases	154,838,294	156,580,220

Less: Current portion of net
investment in finance leases	20,932,795	17,565,862

Net investment in finance leases,
less current portion	$133,905,499	$139,014,358

Manufacturing Equipment

Due to the global downturn in the automotive industry, Sealynx Automotive Transieres SAS (“Sealynx”) requested a restructuring of its lease payments during the third quarter of 2009 and the LLC agreed to reduce Sealynx’s lease payments. On January 4, 2010, the LLC restructured Sealynx’s payment obligations under the lease to provide it with cash flow flexibility while at the same time attempting to preserve the LLC’s projected economic return on this investment. As additional security for restructuring the payment obligations, ICON French Equipment II, LLC, a wholly-owned subsidiary of the LLC (“ICON French Equipment II”), received an additional mortgage on certain real property owned by Sealynx located in Charleval, France.  On July 5, 2010, Sealynx filed for a conciliation procedure with the Commercial Court of Nanterre requesting that it be permitted to repay, over a two year period, approximately $1,900,000 of rental payments that had been due to the LLC on July 1, 2010.  The Commercial Court of Nanterre has not yet ruled on Sealynx’s request.

Marine Vessels and Equipment

On December 18, 2009, the LLC, through its wholly-owned subsidiary, ICON Faulkner, LLC (“ICON Faulkner”), entered into a Memorandum of Agreement (the “Faulkner MOA”) to purchase the pipelay barge, the Leighton Faulkner, from Leighton Contractors (Asia) Limited (“Leighton Contractors”) for $20,000,000. Simultaneously with the execution of the Faulkner MOA, ICON Faulkner entered into a bareboat charter with Leighton Contractors for a period of ninety-six months commencing on January 5, 2010. The purchase price for the Leighton Faulkner consisted of $1,000,000 in cash and $19,000,000 in non-recourse indebtedness, which included $12,000,000 of senior debt pursuant to a senior facility agreement with Standard Chartered Bank, Singapore Branch (“SCB”) and a $7,000,000 subordinated seller’s credit. The loan from SCB has a term of five years, with an option to extend for another three years. The interest rate has been fixed pursuant to a swap agreement. All of Leighton Contractors’ obligations are guaranteed by its ultimate parent company, Leighton Holdings Limited, a publicly traded company on the Australian Stock Exchange (“Leighton Holdings”).

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

On July 15, 2010, ICON Broadview purchased information technology equipment for the purchase price of approximately $602,000 and simultaneously leased the equipment to Broadview.  The base term of the schedule is for a period of thirty-six months, which commenced on August 1, 2010.

On August 17, 2010, ICON Broadview purchased information technology equipment for the purchase price of approximately $613,000 and simultaneously leased the equipment to Broadview.  The base term of the schedule is for a period of thirty-six months, which commenced on September 1, 2010.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(3)	Net Investment in Finance Leases - continued

Non-cancelable minimum annual amounts due on investment in finance leases over the next five years were as follows at September 30, 2010:

For the period October 1 to December 31, 2010	$10,576,760
For the year ending December 31, 2011	30,595,788
For the year ending December 31, 2012	23,742,503
For the year ending December 31, 2013	20,266,118
For the year ending December 31, 2014	24,056,000
Thereafter	86,544,614

$195,781,783

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	September 30,	December 31,
	2010	2009
Marine vessels and equipment	$349,438,949	$316,103,074
Manufacturing equipment	18,762,219	19,559,700
Mining equipment	20,122,452	20,122,452
Telecommunications equipment	6,116,887	6,116,887
Motor coaches	5,473,082	5,473,082
Gas compressors	11,611,520	11,611,520
	411,525,109	378,986,715
Less: Accumulated depreciation	68,122,767	43,506,562

	$343,402,342	$335,480,153

Depreciation expense was $7,690,252 and $7,943,773 for the three months ended September 30, 2010 and 2009, respectively. Depreciation expense was $24,616,205 and $22,872,867 for the nine months ended September 30, 2010 and 2009, respectively.

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

On July 26, 2010, the LLC sold the machining and metal working equipment subject to lease with Metavation, LLC (“Metavation”), an affiliate of LC Manufacturing, to Metavation for approximately $2,423,000, which represented all amounts due under the lease, and simultaneously terminated the lease.  As a result, the LLC recognized a gain on sale of approximately $522,000.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(4)	Leased Equipment at Cost – continued

On September 30, 2010, the LLC further amended the lease with LC Manufacturing to reduce LC Manufacturing’s monthly rental payments to $25,000 through December 31, 2011.  In consideration for reducing the monthly rent, LC Manufacturing agreed to an increase in the amount of the end of lease purchase option to approximately $4,000,000.

On September 30, 2010, the LLC, ICON Income Fund Ten, LLC (“Fund Ten”), and ICON Leasing Fund Eleven, LLC (“Fund Eleven”) (collectively, the “Participating Funds”) terminated the credit support agreement (see Note 13).  Simultaneously with the termination, the LLC and Fund Eleven formed ICON MW, LLC (“ICON MW”), with ownership interests of 93.67% and 6.33%, respectively, and, as contemplated by the credit support agreement, the LLC contributed all of its interest in the assets related to the financing of the MWU subsidiaries (in the form of machining and metal working equipment subject to lease with MW Crow, Inc. and LC Manufacturing) to ICON MW to extinguish its obligations under the credit support agreement and receive an ownership interest in ICON MW.  The methodology used to determine the ownership interests was at the discretion of the Manager. In connection with this contribution and the related termination of the credit support agreement, the LLC recorded a net gain of approximately $1,057,000 during the nine months ended September 30, 2010.

Marine Vessels and Equipment

On March 31, 2010, the LLC, through its wholly-owned subsidiary, ICON Mynx Pte. Ltd. (“ICON Mynx”), entered into an agreement with Leighton Offshore Pte. Ltd. (“Leighton Offshore”) to upgrade the accommodation and work barge, the Leighton Mynx, by acquiring certain equipment and making certain upgrades to the Leighton Mynx in an amount equal to $20,000,000. The upgrades include the addition of a helicopter deck, as well as a new crane and accommodation unit. The cost of the upgrades was financed with $2,000,000 in cash and $18,000,000 in non-recourse indebtedness, which included $4,000,000 of subordinated contractor’s credit and $14,000,000 of senior debt pursuant to an amended senior facility agreement (the “Amended Facility Agreement”) with SCB.  The Amended Facility Agreement will be repaid in quarterly installments beginning on March 31, 2011 and interest has been fixed pursuant to a swap agreement with SCB. In consideration for financing the upgrades, ICON Mynx and Leighton Offshore agreed to amend the bareboat charter for the Leighton Mynx to, among other things, increase the amount of monthly charter hire payable by Leighton Offshore and increase the purchase option price at the expiry of the charter. All of Leighton Offshore's obligations are guaranteed by Leighton Holdings.

On August 20, 2010, ICON Mynx entered into an agreement with Leighton Offshore to further upgrade the Leighton Mynx for $3,500,000.  The upgrade includes the installation of a Manitowoc crawler crane.  The cost of the upgrade was financed with $1,050,000 in cash and $2,450,000 in a non-recourse loan pursuant to the Amended Facility Agreement.  In consideration for financing the upgrades, ICON Mynx and Leighton Offshore agreed to amend the bareboat charter for the Leighton Mynx to, among other things, increase the amount of monthly charter hire payable by Leighton Offshore and increase the purchase option price at the expiry of the bareboat charter.  All of Leighton Offshore’s obligations are guaranteed by Leighton Holdings Limited.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(4)	Leased Equipment at Cost - continued

Gas Compressors

On April 1, 2010, the LLC sold to an unaffiliated third party, Hardwood Partners, LLC (“Hardwood Partners”), a 5.460% nonvoting, noncontrolling interest in ICON Atlas, LLC (“ICON Atlas”) for the purchase price of $550,000.  As a result, the LLC recorded a gain on sale in the amount of approximately $1,000, which was included in members’ equity, and the LLC’s economic interest in ICON Atlas was reduced to 49.540%, although the LLC’s controlling interest remained at 55%.

Mining Equipment

On September 10, 2010, American Energy Corporation and Ohio American Energy, Incorporated (collectively, “American Energy”) notified the Manager of the LLC of their intention to purchase the mining equipment on lease from ICON Murray, LLC (“ICON Murray”).  The Manager of the LLC is currently negotiating a purchase price for the equipment with American Energy.

Aggregate annual minimum future rentals receivable from the LLC’s non-cancelable operating leases over the next five years consisted of the following at September 30, 2010:

For the period October 1 to December 31, 2010	$16,176,474
For the year ending December 31, 2011	58,788,860
For the year ending December 31, 2012	53,472,290
For the year ending December 31, 2013	37,677,673
For the year ending December 31, 2014	12,404,850
Thereafter	21,260,000
$199,780,147

(5)	Notes Receivable

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

On July 20, 2010, the LLC amended the loan agreement to release two borrowers, American Plastics Company, Inc. and New England Extrusion, Inc., that were being sold by Appleton to a third party.  In consideration for amending the loan agreement, the LLC received an amendment fee in the amount of $40,000 from Appleton.

On November 1, 2010, Appleton satisfied in full its remaining obligations under the loan agreement by prepaying the aggregate outstanding principal and interest in the amount of approximately $17,730,000.  In connection with the prepayment, ICON Appleton collected an additional prepayment fee in the amount of $1,210,000.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(5)	Notes Receivable - continued

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

Note Receivable Secured by Rail Support Construction Equipment

On April 1, 2010, the LLC sold to Hardwood Partners a 5.873% nonvoting, noncontrolling interest in ICON Quattro, LLC (“ICON Quattro”) for the purchase price of $550,000.  As a result, the LLC recorded a loss on sale in the amount of approximately $37,000, which was included in members’ equity, and the LLC’s economic interest in ICON Quattro was reduced to 49.127%, although the LLC’s controlling interest remained at 55%.

On September 20, 2010, ICON Quattro was notified that Quattro Plant Limited (“Quattro Plant”) was in default under its senior loan agreement with KBC Bank N.V. (“KBC”).   As a result of the default, Quattro Plant’s principal payment obligations to ICON Quattro were suspended. During the suspension period, ICON Quattro received interest only payments from Quattro Plant.  Subsequent to September 30, 2010, Quattro Plant cured the default under its senior loan agreement and was permitted to begin payments of principal to ICON Quattro beginning November 1, 2010.

Note Receivable Secured by Aframax Tankers

On June 30, 2010, the LLC, through its wholly-owned subsidiary, ICON Palmali 12, LLC (“ICON Palmali 12”), participated in a $96,000,000 loan facility by making a second priority secured term loan to Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd. (collectively, “Ocean Navigation”) pursuant to a loan agreement (the “Palmali Loan Agreement”).  The proceeds of the loan were used by Ocean Navigation to purchase two Aframax tanker vessels, the Shah Deniz and the Absheron (each a “Vessel,” and collectively, the “Vessels”).  On July 28, 2010 and September 14, 2010, ICON Palmali 12 funded the loan in the aggregate amount of $9,600,000 to Ocean Navigation.  Interest on the secured term loan accrues at a rate of 15.25% per year and is payable quarterly in arrears for a period of seventy-two months from the delivery date of each Vessel.  The entire principal amount will be due at the maturity of the loan.

Note Receivable Secured by Metal Cladding and Production Equipment

On September 1, 2010, the LLC made a secured term loan to EMS Enterprise Holdings, LLC, EMS Holdings II, LLC, EMS Engineered Materials Solutions, LLC, EMS CUP, LLC and EMS EUROPE, LLC (collectively, “EMS”) in the amount of $3,200,000.  Interest on the loan accrues at a rate of 13% per year and is payable monthly in arrears for a period of forty-eight months.

Note Receivable Secured by Lifting and Transportation Equipment

On September 24, 2010, the LLC participated in an approximately $150,000,000 loan facility by making a secured term loan to Northern Crane Services Inc. (“Northern Crane”) in the amount of $9,750,000.  Interest on the loan accrues at a rate of 15.75% per year and is payable quarterly in arrears for a period of fifty-four months beginning on October 1, 2010.  With the final payment, the LLC will receive a one time balloon payment in the aggregate amount of 32.50% of the outstanding loan amount.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(6)	Assets Held for Sale

On June 2, 2010, ICON EAR, LLC (“ICON EAR”), a joint venture owned 55% by the LLC and 45% by Fund Eleven, in conjunction with ICON EAR II, LLC (“ICON EAR II”), a wholly-owned subsidiary of Fund Eleven, sold a parcel of real property in Jackson Hole, Wyoming that was received as additional security under their respective leases with Equipment Acquisition Resources, Inc. (“EAR”) for a net purchase price of approximately $757,000.  As a result, ICON EAR recognized a loss on assets held for sale of approximately $298,000, which was recorded on the consolidated statements of operations.  In addition, on June 7, 2010, ICON EAR and ICON EAR II received judgments in New York State Supreme Court against two principals of EAR who had guaranteed EAR’s lease obligations.  ICON EAR and ICON EAR II have had the New York State Supreme Court judgments recognized in Illinois, where the principals live, and are attempting to collect on such judgments.  At this time, it is not possible to determine the ability of either ICON EAR or ICON EAR II to collect the amounts due under their respective leases from EAR’s principals.

The Manager periodically reviews the significant assets in the LLC’s portfolio to determine whether events or changes in circumstances indicate that the net book value of an asset may not be recoverable. In light of recent developments in the real estate market and the sale of a parcel of real property located in Jackson Hole, Wyoming on June 2, 2010, the Manager reviewed the LLC’s investment in ICON EAR.  Based on the Manager’s review, the net book value of the remaining parcels of real property located in Jackson Hole, Wyoming exceeded their fair market value.  As a result, ICON EAR recognized a non-cash impairment charge of approximately $1,283,000 during the three months ended June 30, 2010.

(7)	Non-Recourse Long-Term Debt

The LLC had the following non-recourse long-term debt:

	September 30,	December 31,
	2010	2009
ICON Mayon, LLC	$8,690,476	$12,341,338
ICON Aegean Express, LLC	13,331,049	15,039,415
ICON Arabian Express, LLC	13,331,049	15,039,415
ICON Eagle Holdings, LLC	38,526,132	45,743,677
ICON Eagle Carina Holdings, LLC	18,597,699	22,229,602
ICON Eagle Corona Holdings, LLC	19,412,710	23,107,724
ICON Mynx, LLC	21,775,000	5,700,000
ICON Stealth, LLC	25,560,000	27,360,000
ICON Eclipse, LLC	41,171,875	45,000,000
ICON Ionian, LLC	4,675,000	5,500,000
ICON Coach, LLC	2,509,115	3,206,667
ICON Global Crossing IV, LLC	10,149,282	-
ICON Faulkner, LLC	11,612,902	-

Total non-recourse long-term debt	229,342,289	220,267,838

Less: Current portion of non-recourse long-term debt	61,051,035	43,305,938

Total non-recourse long-term debt, less current portion	$168,291,254	$176,961,900

As of September 30, 2010 and December 31, 2009, the LLC had capitalized net debt financing costs of $2,890,917 and $3,699,981, respectively. For the three months ended September 30, 2010 and 2009, the amortization of debt financing costs resulted in the recognition of interest expense of $289,290 and $276,931, respectively. For the nine months ended September 30, 2010 and 2009, the amortization of debt financing costs resulted in the recognition of interest expense of $898,029 and $705,186, respectively.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(7)	Non-Recourse Long-Term Debt - continued

ICON Global Crossing IV, LLC

On June 25, 2010, the LLC, through its wholly-owned subsidiary, ICON Global Crossing IV, LLC (“ICON Global Crossing IV”), borrowed approximately $12,449,000 from CapitalSource Bank (“CapitalSource”).  In consideration for making the loan, CapitalSource received a first priority security interest in ICON Global Crossing IV's interest in certain schedules to ICON Global Crossing IV’s master lease agreement with Global Crossing Telecommunications, Inc. (“Global Crossing”).  The loan is payable monthly in arrears beginning on July 1, 2010 through March 1, 2012.  Interest is payable at a rate of 9% per year throughout the term of the loan.

The aggregate maturities of non-recourse long-term debt over the next five years were as follows at September 30, 2010:

For the period October 1 to December 31, 2010	$15,888,856
For the year ending December 31, 2011	56,734,716
For the year ending December 31, 2012	43,710,763
For the year ending December 31, 2013	51,391,848
For the year ending December 31, 2014	56,583,851
Thereafter	5,032,255
$229,342,289

(8)	Revolving Line of Credit, Recourse

The LLC and certain other entities managed by the Manager, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, Fund Ten, Fund Eleven and ICON Equipment and Corporate Infrastructure Fund Fourteen (“Fund Fourteen”) (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At September 30, 2010, no amounts were accrued related to the LLC’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at September 30, 2010 was 4.0%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

None of the Borrowers had any outstanding borrowings under the Facility at September 30, 2010.

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain covenants.  At September 30, 2010, the Borrowers were in compliance with all covenants.

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
September 30, 2010
(unaudited)

(9)	Transactions with Related Parties - continued

The Manager performs certain services relating to the management of the LLC’s equipment leasing and other financing activities.  Such services include, but are not limited to, the collection of lease payments from the lessees of the equipment or loan payments from borrowers, re-leasing services in connection with equipment that is off-lease, inspections of the equipment, liaising with and general supervision of lessees and borrowers to ensure that the equipment is being properly operated and maintained, monitoring performance by the lessees and borrowers of their obligations under the leases and loans and the payment of operating expenses.

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

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Capacity	Description	2010	2009	2010	2009
ICON Capital Corp.	Manager	Organizational and
		offering expense allowance (1)	$-	$-	$-	$372,809
ICON Securities Corp.	Managing broker-dealer	Underwriting fees (1)	-	-	-	1,441,563
ICON Capital Corp.	Manager	Acquisition fees (2)	1,111,000	(8,881)	3,249,400	7,219,368
ICON Capital Corp.	Manager	Administrative expense
		reimbursements (3)	659,167	831,947	2,574,101	2,791,970
ICON Capital Corp.	Manager	Management fees (3)	1,074,426	898,974	3,239,542	2,365,826
			$2,844,593	$1,722,040	$9,063,043	$14,191,536

(1) Amount charged directly to members' equity.
(2) Amount capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(3) Amount charged directly to operations.

At September 30, 2010, the LLC had a net receivable of approximately $32,000 due from Manager and affiliates.

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
September 30, 2010
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

As of September 30, 2010, the LLC had twelve floating-to-fixed interest rate swaps, one relating to each of ICON Stealth Pte. Ltd. (“ICON Stealth”), ICON Eclipse Pte. Ltd. (“ICON Eclipse”), ICON Eagle Corona Holdings, LLC (“ICON Corona Holdings”), ICON Eagle Carina Holdings, LLC (“ICON Carina Holdings”), ICON Aegean Express, LLC, ICON Arabian Express, LLC and ICON Mayon, LLC, two relating to ICON Eagle Holdings, LLC (“ICON Eagle Holdings”), and three relating to ICON Mynx, that are designated and qualifying as cash flow hedges with an aggregate notional amount of $197,464,739. These interest rate swaps have maturity dates ranging from July 25, 2011 to September 30, 2014.

For these derivatives, the LLC records the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statements of operations as the impact of the hedged transaction. During the three and nine months ended September 30, 2010, the LLC recorded $12,736 and $39,534 of hedge ineffectiveness in earnings, respectively. At September 30, 2010, the total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was $8,407,623.

During the twelve months ending September 30, 2011, the LLC estimates that $4,217,936 will be reclassified from AOCI to interest expense.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(10)	Derivative Financial Instruments - continued

Foreign Exchange Risk

The LLC is exposed to fluctuations in Euros and pounds sterling. The LLC, at times, uses foreign currency derivatives, including currency forward agreements, to manage its exposure to fluctuations in the USD-Euro and USD-pounds sterling exchange rates. Currency forward agreements involve fixing the foreign exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements typically have been cash settled in U.S. dollars for their fair value at or close to their settlement date.

Non-designated Derivatives

As of September 30, 2010, the LLC had two interest rate swaps, one relating to each of ICON Faulkner and ICON Ionian, LLC (“ICON Ionian”), with a notional balance of $16,287,903 that are not speculative and are used to meet the LLC’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. The LLC’s strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. Each interest rate swap involves the receipt of floating-rate interest payments from a counterparty in exchange for the LLC making fixed interest rate payments over the life of the agreement without exchange of the underlying notional amount.

Additionally, the LLC holds warrants that are held for purposes other than hedging. All changes in the fair value of the interest rate swaps not designated as hedges and the warrants are recorded directly in earnings.

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheets as of September 30, 2010 and December 31, 2009:

	Asset Derivatives			Liability Derivatives
		September 30,	December 31,		September 30,	December 31,
		2010	2009		2010	2009
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging
instruments:
Interest rate swaps		$-	$-	Derivative instruments	$9,105,599	$4,766,243

Derivatives not designated as hedging
instruments:
Interest rate swaps		$-	$-	Derivative instruments	$718,315	$13,309
Warrants	Other non-current assets	$342,616	$79,371		$-	$-

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(10)	Derivative Financial Instruments - continued

The tables below present the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the three and nine months ended September 30, 2010:

Three Months Ended September 30, 2010

				Location of Gain (Loss)	Gain (Loss) Recognized
	Amount of Gain (Loss)	Location of Gain (Loss)		Recognized in Income on	in Income on Derivative
	Recognized	Reclassified	Gain (Loss) Reclassified	Derivative (Ineffective Portion	(Ineffective Portion and
	in AOCI on Derivative	from AOCI into Income	from AOCI into Income	and Amounts Excluded	Amounts Excluded
Derivatives	(Effective Portion)	(Effective Portion)	(Effective Portion)	from Effectiveness Testing)	from Effectiveness Testing)

Interest rate swaps	$(2,485,011)	Interest expense	$(1,209,297)	Loss on financial instruments	$(12,736)

Nine Months Ended September 30, 2010

				Location of Gain (Loss)	Gain (Loss) Recognized
	Amount of Gain (Loss)	Location of Gain (Loss)		Recognized in Income on	in Income on Derivative
	Recognized	Reclassified	Gain (Loss) Reclassified	Derivative (Ineffective Portion	(Ineffective Portion and
	in AOCI on Derivative	from AOCI into Income	from AOCI into Income	and Amounts Excluded	Amounts Excluded
Derivatives	(Effective Portion)	(Effective Portion)	(Effective Portion)	from Effectiveness Testing)	from Effectiveness Testing)

Interest rate swaps	$(7,942,552)	Interest expense	$(3,785,458)	Loss on financial instruments	$(39,534)

The tables below present the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the three and nine months ended September 30, 2009:

Three Months Ended September 30, 2009

				Location of Gain (Loss)	Gain (Loss) Recognized
	Amount of Gain (Loss)	Location of Gain (Loss)		Recognized in Income on	in Income on Derivative
	Recognized	Reclassified	Gain (Loss) Reclassified	Derivative (Ineffective Portion	(Ineffective Portion and
	in AOCI on Derivative	from AOCI into Income	from AOCI into Income	and Amounts Excluded	Amounts Excluded
Derivatives	(Effective Portion)	(Effective Portion)	(Effective Portion)	from Effectiveness Testing)	from Effectiveness Testing)

Interest rate swaps	$(2,659,637)	Interest expense	$(1,029,296)	Loss on financial instruments	$(21,312)

Nine Months Ended September 30, 2009

	Amount of Gain (Loss)	Location of Gain (Loss)	Gain (Loss)	Location of Gain (Loss) Recognized in Income on	Gain (Loss) Recognized in Income on Derivative
	Recognized	Reclassified	Reclassified from	Derivative (Ineffective Portion	(Ineffective Portion and
Derivatives	in AOCI on Derivative (Effective Portion)	from AOCI into Income (Effective Portion)	AOCI into Income (Effective Portion)	and Amounts Excluded from Effectiveness Testing)	Amounts Excluded from Effectiveness Testing)

Foreign exchange contracts	$(44,960)	(Loss) gain on financial instruments	$41,414	(Loss) gain on financial instruments	$23,976
Interest rate swaps	(2,978,206)	Interest expense	(2,472,273)	(Loss) gain on financial instruments	(61,311)

Total	$(3,023,166)		$(2,430,859)		$(37,335)

The LLC’s derivative financial instruments not designated as hedging instruments generated a loss on financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2010 of $188,534 and $384,813, respectively. The LLC’s derivative financial instruments not designated as hedging instruments generated a loss on financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2009 of $32,619 and $35,891, respectively. The net loss recorded for the three months ended September 30, 2010 was comprised of losses of $186,245 relating to interest rate swap contracts and $2,289 relating to warrants. The net loss recorded for the nine months ended September 30, 2010 was comprised of a loss of $648,058 relating to interest rate swap contracts and a gain of $263,245 relating to warrants. The losses recorded for the three and nine months ended September 30, 2009 were comprised of unrealized losses relating to warrants.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
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

As of September 30, 2010, the fair value of the derivatives in a liability position was $9,823,914. In the event that the LLC would be required to settle its obligations under the agreements as of September 30, 2010, the termination value would be $10,331,029.

(11)	Accumulated Other Comprehensive Loss

AOCI included accumulated unrealized losses on derivative financial instruments and accumulated unrealized losses on currency translation adjustments of $8,407,623 and $1,281,340, respectively, at September 30, 2010 and accumulated unrealized losses on derivative financial instruments and accumulated unrealized losses on currency translation adjustments of $4,250,529 and $773,580, respectively, at December 31, 2009.

 Total comprehensive income for the three and nine months ended September 30, 2010 was $5,154,111 and $14,108,385, which included: (i) net income of $5,469,108 and $18,855,630, (ii) a net change in unrealized losses on derivative financial instruments of $1,299,657 and $4,239,485 and (iii) unrealized gain (loss) on currency translation adjustments of $984,660 and $(507,760), respectively.  Total comprehensive income for the three and nine months ended September 30, 2009 was $1,615,588 and $13,042,223, which included: (i) net income of $2,949,462 and $13,158,320, (ii) a net change in unrealized loss on derivative financial instruments of $1,711,797 and $471,748 and (iii) unrealized gain on currency translation adjustments of $377,923 and $355,651, respectively.

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
September 30, 2010
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

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

	Level 1	Level 2	Level 3	Total
Assets:

Warrants	$-	$342,616	$-	$342,616

Liabilities:

Derivative instruments	$-	$9,823,914	$-	$9,823,914

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The LLC is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements.  The LLC’s non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  The following table summarizes the carrying value of the LLC’s material non-financial assets and liabilities after valuation allowance using fair value measurement on a nonrecurring basis as of September 30, 2010:

	September 30, 2010	Level 1	Level 2	Level 3	Total Impairment Loss

Assets held for sale, net	$6,862,554	$-	$6,862,554	$-	$1,282,568

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(12)	Fair Value Measurements - continued

Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, approximates fair value due to their short-term maturities and variable interest rates. The estimated fair value of the LLC’s other non-current liabilities and notes receivable was based on the discounted value of future cash flows related to the loans based on recent transactions of this type.

	September 30, 2010
	Carrying Amount	Fair Value
Fixed rate notes receivable	$82,816,237	$86,617,899

Other non-current liabilities	$53,770,676	$54,106,585

(13)	Commitments and Contingencies

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

The Participating Funds entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any financing provided to any subsidiary of MWU would be shared among the Participating Funds in proportion to their respective capital investments.  As contemplated by the credit support agreement, the credit support agreement was terminated on September 30, 2010 in connection with the extinguishment of the Participating Funds' obligations thereunder (see Note 4).

The LLC has entered into certain residual sharing and remarketing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas. The obligation related to these agreements is recorded at fair value.

In connection with the acquisitions of the Aframax product tankers, the M/V Eagle Auriga (the “Eagle Auriga”), the M/V Eagle Centaurus (the “Eagle Centaurus”), the M/V Eagle Carina (the “Eagle Carina”) and the M/V Eagle Corona (the “Eagle Corona”), the LLC, through ICON Eagle Holdings, ICON Carina Holdings and ICON Corona Holdings, maintains four restricted cash accounts with BNP Paribas (“Paribas,” f/k/a Fortis Bank NV/SA). These restricted cash accounts consist of the free cash balances that result from the difference between the bareboat charter payments from AET, Inc. Limited (“AET”) and the repayments on the non-recourse long-term debt to Paribas and DVB Bank SE (“DVB”). The account of ICON Eagle Holdings is cross-collateralized and the free cash remains in the restricted cash account until an aggregate amount of $500,000 is funded into the account. Thereafter, all cash in excess of $500,000 can be distributed. The free cash for ICON Carina Holdings and ICON Corona Holdings remains in their restricted cash accounts until $500,000 is funded into each account. Thereafter, all free cash in excess of $500,000 can be distributed from the respective accounts.

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

The aforementioned cash amounts are presented within other non-current assets in the LLC’s consolidated balance sheets as of September 30, 2010 and December 31, 2009.

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

Overview

Our offering period ended on April 30, 2009 and our operating period commenced on May 1, 2009. We operate as an equipment leasing and finance program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve. With the proceeds from the sale of our Shares, we invested and continue to invest in equipment subject to leases, other equipment financing, and residual ownership rights in items of leased equipment and established a cash reserve.  After the net offering proceeds were invested, additional investments will be made with the cash generated from our initial investments to the extent that cash is not used for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called “reinvestment.” We anticipate investing in equipment from time to time for five years. This time frame is called the “operating period” and may be extended, at the sole discretion of our Manager, for up to an additional three years.  After the operating period, we will then sell our assets in the ordinary course of business during a time frame called the “liquidation period.”

Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our LLC Agreement. Our initial closing was on May 25, 2007, when the minimum offering of $1,200,000 was achieved (the “Commencement of Operations”). From the Commencement of Operations through April 30, 2009, the end of our offering period, we raised $347,686,947 in total equity.

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

On March 31, 2010, we, through our wholly-owned subsidiary, ICON Mynx, entered into an agreement with Leighton Offshore to upgrade the Leighton Mynx by acquiring certain equipment and making certain upgrades to the Leighton Mynx in an amount equal to $20,000,000. The cost of the upgrades was financed with $2,000,000 in cash and $18,000,000 in non-recourse indebtedness, which included $4,000,000 of subordinated contractor’s credit and $14,000,000 of senior debt pursuant to the Amended Facility Agreement.

On August 20, 2010, ICON Mynx entered into an agreement with Leighton Offshore to further upgrade the Leighton Mynx for $3,500,000.  The cost of the upgrade was financed with $1,050,000 in cash and $2,450,000 in a non-recourse loan pursuant to the Amended Facility Agreement.

Manufacturing Equipment

Due to the global downturn in the automotive industry, Sealynx requested a restructuring of its lease payments during the third quarter of 2009 and we agreed to reduce Sealynx’s lease payments.  On January 4, 2010, we restructured Sealynx’s payment obligations under the lease to provide it with cash flow flexibility while at the same time attempting to preserve our projected economic return on this investment.  As additional security for restructuring the payment obligations, ICON French Equipment II received an additional mortgage on certain real property owned by Sealynx located in Charleval, France.  On July 5, 2010, Sealynx filed for a conciliation procedure with the Commercial Court of Nanterre requesting that it be permitted to repay, over a two year period, approximately $1,900,000 of rental payments that had been due to us on July 1, 2010.  The Commercial Court of Nanterre has not yet ruled on Sealynx’s request.

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

On July 26, 2010, we sold the machining and metal working equipment subject to lease with Metavation, an affiliate of LC Manufacturing, to Metavation for approximately $2,423,000.

On September 30, 2010, we further amended the lease with LC Manufacturing to reduce LC Manufacturing’s monthly rental payments to $25,000 through December 31, 2011.  In consideration for reducing the monthly rent, LC Manufacturing agreed to an increase in the amount of the end of lease purchase option to approximately $4,000,000.

On September 30, 2010, the Participating Funds terminated the credit support agreement.  Simultaneously with the termination, we and Fund Eleven formed ICON MW, with ownership interests of 93.67% and 6.33%, respectively, and, as contemplated by the credit support agreement, we contributed all of our interest in the assets related to the financing of the MWU subsidiaries (in the form of machining and metal working equipment subject to lease with MW Crow, Inc. and LC Manufacturing) to ICON MW to extinguish our obligations under the credit support agreement and receive an ownership interest in ICON MW.  The methodology used to determine the ownership interests was at the discretion of our Manager.

Gas Compressors

On April 1, 2010, we sold to Hardwood Partners a 5.460% nonvoting, noncontrolling interest in ICON Atlas for the purchase price of $550,000.

Mining Equipment

On September 10, 2010, American Energy notified our Manager of its intention to purchase the mining equipment on lease from ICON Murray.  Our Manager is currently negotiating a purchase price for the equipment with American Energy.

Note Receivable Secured by a Machine Paper Coating Manufacturing Line

On February 26, 2010, we, through our wholly-owned subsidiary, ICON Appleton, amended certain financial covenants in the loan agreement with Appleton. On April 1, 2010, we sold to Hardwood Partners a 5.1% noncontrolling interest in ICON Appleton for the purchase price of $1,000,000. On July 20, 2010, we amended the loan agreement to release two borrowers, American Plastics Company, Inc. and New England Extrusion, Inc., that were being sold by Appleton to a third party. On November 1, 2010, Appleton satisfied in full its remaining obligations under the loan agreement by prepaying the aggregate outstanding principal and interest in the amount of approximately $17,730,000.

Notes Receivable Secured by Analog Seismic System Equipment

On April 1, 2010, we sold to Hardwood Partners a 2.913% noncontrolling interest in ICON ION for the purchase price of $550,000.

Note Receivable Secured by Rail Support Construction Equipment

On April 1, 2010, we sold to Hardwood Partners a 5.873% nonvoting, noncontrolling interest in ICON Quattro for the purchase price of $550,000.

On September 20, 2010, ICON Quattro was notified that Quattro Plant was in default under its senior loan agreement with KBC. As a result of the default, Quattro Plant’s principal payment obligations to ICON Quattro were suspended.  During the suspension period, ICON Quattro received interest only payments from Quattro Plant. Subsequent to September 30, 2010, Quattro Plant cured the default under its senior loan agreement and was permitted to begin payments of principal to ICON Quattro beginning November 1, 2010.  Our Manager expects ICON Quattro to receive all past due principal amounts due under the loan agreement plus default interest.

Assets Held for Sale

On June 2, 2010, ICON EAR, a joint venture owned 55% by us and 45% by Fund Eleven, in conjunction with ICON EAR II, a wholly-owned subsidiary of Fund Eleven, sold a parcel of real property in Jackson Hole, Wyoming that was received as additional security under their respective leases with EAR for a net purchase price of approximately $757,000.  In addition, on June 7, 2010, ICON EAR and ICON EAR II received judgments in New York State Supreme Court against two principals of EAR who had guaranteed EAR’s lease obligations.  ICON EAR and ICON EAR II have had the New York State Supreme Court judgments recognized in Illinois, where the principals live, and are attempting to collect on such judgments.  At this time, it is not possible to determine the ability of either ICON EAR or ICON EAR II to collect the amounts due under their respective leases from EAR’s principals.

Our Manager periodically reviews the significant assets in our portfolio to determine whether events or changes in circumstances indicate that the net book value of an asset may not be recoverable. In light of recent developments in the real estate market and the sale of a parcel of real property located in Jackson Hole, Wyoming on June 2, 2010, our Manager reviewed our investment in ICON EAR.  Based on our Manager’s review, the net book value of the remaining parcels of real property located in Jackson Hole, Wyoming exceeded their fair market value.  As a result, ICON EAR recognized a non-cash impairment charge of approximately $1,283,000 during the three months ended June 30, 2010.

ICON Global Crossing IV, LLC

On June 25, 2010, we, through our wholly-owned subsidiary, ICON Global Crossing IV, borrowed approximately $12,449,000 from CapitalSource.

Telecommunications Equipment

On June 29, 2010, we, through our wholly-owned subsidiary, ICON Broadview, entered into a master lease agreement for information technology equipment with Broadview.

On July 15, 2010, ICON Broadview purchased information technology equipment for the purchase price of approximately $602,000.

On August 17, 2010, ICON Broadview purchased information technology equipment for the purchase price of approximately $613,000.

Note Receivable Secured by Aframax Tankers

On June 30, 2010, we, through our wholly-owned subsidiary, ICON Palmali 12, participated in a $96,000,000 loan facility by making a second priority secured term loan to Ocean Navigation pursuant to the Palmali Loan Agreement.  The proceeds of the loan were used by Ocean Navigation to purchase the Vessels.  On July 28, 2010 and September 14, 2010, ICON Palmali 12 funded the loan in the aggregate amount of $9,600,000 to Ocean Navigation.  Interest on the secured term loan accrues at a rate of 15.25% per year and is payable quarterly in arrears for a period of seventy-two months from the delivery date of each Vessel.

Note Receivable Secured by Metal Cladding and Production Equipment

On September 1, 2010, we made a secured term loan to EMS in the amount of $3,200,000.  Interest on the loan accrues at a rate of 13% per year and is payable monthly in arrears for a period of forty-eight months.

Note Receivable Secured by Lifting and Transportation Equipment

On September 24, 2010, we participated in an approximately $150,000,000 loan facility by making a secured term loan to Northern Crane in the amount of $9,750,000.  Interest on the loan accrues at a rate of 15.75% per year and is payable quarterly in arrears for a period of fifty-four months beginning on October 1, 2010.  With the final payment, we will receive a one time balloon payment in the aggregate amount of 32.50% of the outstanding loan amount.

Acquisition Fees

In connection with the significant transactions since December 31, 2009, we paid acquisition fees to our Manager in the aggregate amount of approximately $3,249,000.

Recently Adopted Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a significant impact on our consolidated financial statements as of September 30, 2010.  See Note 2 to our consolidated financial statements for a discussion of accounting pronouncements that we have recently adopted.

Other Recent Events

Since the onset of the recession that began in December 2007, the rate of payment defaults by lessees, borrowers and other financial counterparties has generally risen significantly. Our Manager continuously reviews and evaluates our transactions to take such action as it deems necessary to mitigate any adverse developments on our liquidity, cash flows or profitability, which may include agreeing to restructure a transaction with one or more of our lessees, borrowers or other financial counterparties.  In the event of a restructuring of a transaction, our Manager generally expects that the lessee, borrower and/or other financial counterparty will ultimately be able to satisfy its obligations to us.  As a result thereof, our Manager has discussed and continues to discuss restructuring options with some of our lessees, borrowers and other financial counterparties.  In many instances, the transaction is not restructured and continues as initially structured.  Nevertheless, there can be no assurance that any future restructurings will not have an adverse effect on our financial position, results of operations or cash flows. Except as otherwise disclosed in this Quarterly Report on Form 10-Q, our Manager has not agreed to restructure any of our transactions and we have not taken any impairment charges during the nine months ended September 30, 2010, and there is no information that would cause our Manager to take an impairment charge on any of our transactions at this time.

Results of Operations for the Three Months Ended September 30, 2010 (the “2010 Quarter”) and 2009 (the “2009 Quarter”)

Our offering period ended on April 30, 2009 and our operating period commenced on May 1, 2009. We invested most of the net proceeds from our offering in equipment leases and other financing transactions. During our operating period, we have made and will continue to make investments with the cash generated from our initial investments and our additional investments to the extent that the cash is not used for expenses, reserves and distributions to members. As our investments mature, we may reinvest the proceeds in additional investments in equipment or other financing transactions. We anticipate incurring gains or losses on our investments during our operating period. Additionally, we expect to see our rental income and finance income increase, as well as related expenses, such as depreciation and amortization expense and interest expense. We anticipate that the fees we pay to our Manager to manage our investment portfolio will increase during this period as the size and volume of activity in our investment portfolio will increase.

Revenue for the 2010 Quarter and the 2009 Quarter is summarized as follows:

	Three Months Ended September 30,
	2010	2009	Change

Rental income	$15,034,309	$13,580,106	$1,454,203
Finance income	3,582,808	3,890,129	(307,321)
Income from investment in joint venture	148,193	123,268	24,925
Interest and other income	2,945,699	3,189,649	(243,950)
Loss on settlement of interfund agreement	(1,106,240)	-	(1,106,240)
Gain on sale of leased assets	521,909	-	521,909

Total revenue	$21,126,678	$20,783,152	$343,526

Total revenue for the 2010 Quarter increased $343,526, or 1.7%, as compared to the 2009 Quarter.  The increase in revenue was primarily due to the increase in rental income due to the acquisitions of (i) the gas compressors by ICON Atlas in August 2009, (ii) the diving equipment by ICON Diving Marshall Islands, LLC (“ICON DMI”) in June 2009 and (iii) the vessel by Victorious, LLC (“Victorious”) in March 2009.  The increase in revenue is also due to the gain on sale of leased assets during the 2010 Quarter.  The increase in revenue was partially offset by the loss on the settlement of the interfund agreement related to financing provided to the MWU subsidiaries, and decreases in finance income and interest and other income during the 2010 Quarter.

Expenses for the 2010 Quarter and the 2009 Quarter are summarized as follows:

	Three Months Ended September 30,
	2010	2009	Change

Management fees - Manager	$1,074,426	$898,974	$175,452
Administrative expense reimbursements - Manager	659,167	831,947	(172,780)
General and administrative	666,861	1,007,195	(340,334)
Interest	4,145,052	3,065,680	1,079,372
Depreciation and amortization	8,910,794	8,546,647	364,147
Impairment loss	-	3,429,316	(3,429,316)
Loss on financial instruments	201,270	53,931	147,339

Total expenses	$15,657,570	$17,833,690	$(2,176,120)

Total expenses for the 2010 Quarter decreased $2,176,120, or 12.2%, as compared to the 2009 Quarter. The decrease in total expenses was primarily due to a change in year over year activity, because we recognized a non-cash impairment charge by ICON EAR in the 2009 Quarter, and there was also a decrease in general and administrative expenses from the comparative quarter.  The decrease in total expenses was partially offset by the increase in interest expense due to the interest incurred on the debt obligations owed by ICON Faulkner, ICON Coach, LLC (“ICON Coach”), ICON Ionian, ICON Eclipse, and ICON Global Crossing IV and an increase in depreciation and amortization expense during the 2010 Quarter.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the 2010 Quarter increased $1,843,338, as compared to the 2009 Quarter. The increase in net income attributable to noncontrolling interests was primarily due to (i) a change in year over year activity, because we recognized a non-cash impairment charge recorded by ICON EAR during the 2009 Quarter, which is an investment in which Fund Eleven has a noncontrolling interest, (ii) our investments in controlling interests in ICON Quattro, ICON Atlas and ICON ION during 2009, which are investments in which Fund Fourteen has a noncontrolling interest and (iii) Hardwood Partners’ investment in a noncontrolling interest in each of ICON Quattro, ICON Atlas, ICON ION and ICON Appleton during 2010.

Net Income Attributable to Fund Twelve

As a result of the foregoing factors, net income attributable to us for the 2010 Quarter and the 2009 Quarter was $3,368,790 and $2,692,482, respectively. Net income attributable to us per weighted average additional Share outstanding for the 2010 Quarter and the 2009 Quarter was $9.57 and $7.64, respectively.

Results of Operations for the Nine Months Ended September 30, 2010 (the “2010 Period”) and 2009 (the “2009 Period”)

Revenue for the 2010 Period and the 2009 Period is summarized as follows:

	Nine Months Ended September 30,
	2010	2009	Change

Rental income	$45,970,941	$39,624,342	$6,346,599
Finance income	11,268,132	7,338,050	3,930,082
Income from investment in joint venture	445,396	416,134	29,262
Interest and other income	9,220,425	8,188,820	1,031,605
Gain on settlement of interfund agreement	1,056,555	-	1,056,555
Gain on sale of leased assets	521,909	-	521,909
Loss on assets held for sale	(297,864)	-	(297,864)

Total revenue	$68,185,494	$55,567,346	$12,618,148

Total revenue for the 2010 Period increased $12,618,148, or 22.7%, as compared to the 2009 Period.  The increase in rental income was due to the acquisitions of (i) the gas compressors by ICON Atlas in June 2009 and August 2009, (ii) the diving equipment by ICON DMI in June 2009, (iii) the mining equipment by ICON Murray and ICON Murray II, LLC (“ICON Murray II”) in February 2009 and May 2009, respectively, (iv) the motor coaches by ICON Coach in April 2009 and (v) the vessel by Victorious in March 2009. The increase in finance income was primarily due to the acquisitions of (i) the vessel by ICON Faulkner in January 2010, (ii) the vessels by ICON Ionian and by ICON Eclipse in October 2009, (iii) the vessel by ICON Stealth in June 2009 and (iv) the additional telecommunications equipment by ICON Global Crossing IV in March 2009. The gain on the settlement of the interfund agreement relating to financing provided to the MWU subsidiaries was recorded during the 2010 Period.  The increase in interest and other income was primarily due to the interest earned from the investments in notes receivable by ICON Quattro in December 2009, ICON ION in June 2009 and July 2009 and ICON Northern Leasing II, LLC (“ICON Northern Leasing II”) in March 2009.

Expenses for the 2010 Period and the 2009 Period are summarized as follows:

	Nine Months Ended September 30,
	2010	2009	Change

Management fees - Manager	$3,239,542	$2,365,826	$873,716
Administrative expense reimbursements - Manager	2,574,101	2,791,970	(217,869)
General and administrative	2,064,173	2,029,765	34,408
Interest	12,684,046	7,572,900	5,111,146
Depreciation and amortization	27,061,087	24,146,023	2,915,064
Impairment loss	1,282,568	3,429,316	(2,146,748)
Loss on financial instruments	424,347	73,226	351,121

Total expenses	$49,329,864	$42,409,026	$6,920,838

Total expenses for the 2010 Period increased $6,920,838, or 16.3%, as compared to the 2009 Period. The increase in total expenses was primarily due to increases in interest expense due to the interest incurred on the debt obligations owed by ICON Faulkner, ICON Coach, ICON Ionian, ICON Eclipse, ICON Stealth and ICON Global Crossing IV during the 2010 Period.  The increase in depreciation and amortization expense is due to the acquisitions of (i) the gas compressors by ICON Atlas in June 2009 and August 2009, (ii) the diving equipment by ICON DMI in June 2009, (iii) the mining equipment by ICON Murray and ICON Murray II in February 2009 and May 2009, respectively, (iv) the motor coaches by ICON Coach in April 2009 and (v) the vessel by Victorious in March 2009. Furthermore, the increase in depreciation and amortization expense was also due to the amortization expense for capitalized fees on direct finance leases for the acquisitions of (i) the vessel by ICON Faulkner in January 2010, (ii) the vessels by ICON Ionian and ICON Eclipse in October 2009, (iii) the vessel by ICON Stealth in June 2009 and (iv) the telecommunications equipment by ICON Global Crossing IV in March 2009, as well as the amortization expense for capitalized fees on the notes receivable invested in by ICON Quattro in December 2009, ICON ION in June 2009 and July 2009 and ICON Northern Leasing II in March 2009. The increase in total expenses was partially offset by a decrease in the non-cash impairment charge recorded by ICON EAR during the 2010 Period as compared to the 2009 Period.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the 2010 Period increased $2,087,839, or 56.7%, as compared to the 2009 Period. The increase in net income attributable to noncontrolling interests was primarily due to (i) the non-cash impairment charge recorded by ICON EAR during the 2009 Period, which is an investment in which Fund Eleven has a noncontrolling interest, (ii) our investments in controlling interests in ICON Quattro, ICON Atlas and ICON ION during 2009, which are investments in which Fund Fourteen has a noncontrolling interest and (iii) Hardwood Partners’ investment in a noncontrolling interest in each of ICON Quattro, ICON Atlas, ICON ION and ICON Appleton during 2010.

Net Income Attributable to Fund Twelve

As a result of the foregoing factors, net income attributable to us for the 2010 Period and the 2009 Period was $13,086,526 and $9,477,055, respectively. Net income attributable to us per weighted average additional Share outstanding for the 2010 Period and the 2009 Period was $37.16 and $28.53, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2010 compared to December 31, 2009.

Total Assets

Total assets increased $7,529,752, from $620,978,386 at December 31, 2009 to $628,508,138 at September 30, 2010. The increase was primarily due to the acquisition of a vessel by ICON Faulkner and the Leighton Mynx upgrades during the 2010 Period.  This increase was also due to cash received from the debt borrowed by ICON Global Crossing IV in June 2010.  The increase was partially offset by (i) the depreciation of leased equipment at cost, (ii) the sale of leased assets and assets held for sale and (iii) cash distributions to our members and noncontrolling interests.

Current Assets

Current assets decreased $1,701,560, from $78,149,655 at December 31, 2009 to $76,448,095 at September 30, 2010.  The decrease was due to cash distributions to our members and noncontrolling interests and the sale of assets held for sale by ICON EAR during the 2010 Period.  The decrease was partially offset by cash received from the debt borrowed by ICON Global Crossing IV in June 2010, the acquisition of a vessel by ICON Faulkner and the increase in the investments in notes receivable during the 2010 Period.

Total Liabilities

Total liabilities increased $25,905,977, from $279,343,161 at December 31, 2009 to $305,249,138 at September 30, 2010. The increase was primarily due to debt obligations incurred by ICON Global Crossing IV, ICON Mynx and ICON Faulkner and an increase in derivative instrument obligations during the 2010 Period.  The increase was partially offset by scheduled repayments of our non-recourse long-term debt.

Current Liabilities

Current liabilities increased $24,887,993, from $58,299,215 at December 31, 2009 to $83,187,208 at September 30, 2010.  The increase was primarily due to the non-recourse debt obligations incurred by ICON Global Crossing IV, ICON Mynx and ICON Faulkner during the 2010 Period, and the increase in our derivative instrument obligations during the 2010 Period.

Equity

Equity decreased $18,376,225, from $341,635,225 at December 31, 2009 to $323,259,000 at September 30, 2010. The decrease was primarily due to the distributions paid to our members and noncontrolling interests and the change in fair value of derivative instruments and currency translation adjustments during the 2010 Period. The decrease was partially offset by net income and the investment in joint ventures by noncontrolling interests during the 2010 Period.

Liquidity and Capital Resources

Summary

At September 30, 2010 and December 31, 2009, we had cash and cash equivalents of $19,138,627 and $27,075,059, respectively. During our offering period, our main source of cash was from financing activities and our main use of cash was in investing activities. During our operating period, our main source of cash is from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we enter into new investments, pay distributions to our members and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

We currently have adequate cash balances and generate a sufficient amount of cash flow from operations to meet our short-term working capital requirements.  We expect to generate sufficient cash flows from operations to sustain our working capital requirements in the foreseeable future. In the event that our working capital is not adequate to fund our short-term liquidity needs, we could borrow against the Facility, which expires on June 30, 2011. At September 30, 2010, the Facility had $30,000,000 available to meet such requirements.  For additional information, see Note 8 to our consolidated financial statements.

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

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of September 30, 2010, the cash reserve was $1,738,435.

      Cash Flows

The following table sets forth summary cash flow data:

	Nine Months Ended September 30,
	2010	2009
Net cash provided by (used in):

Operating activities	$34,186,914	$17,827,691
Investing activities	(11,508,722)	(76,850,418)
Financing activities	(30,601,752)	47,643,483
Effects of exchange rates on cash and cash equivalents	(12,872)	37,710

Net decrease in cash and cash equivalents	$(7,936,432)	$(11,341,534)

Note: See the Consolidated Statements of Cash Flows included in “Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

Operating Activities

Cash provided by operating activities increased $16,359,223, from $17,827,691 in the 2009 Period to $34,186,914 in the 2010 Period.  The increase was primarily due to increases in the collection of finance leases, net income and depreciation and amortization expense and a decrease in other assets during the 2010 Period.  Such amounts were partially offset by an increase in finance income and a decrease in the impairment loss during the 2010 Period.

Investing Activities

Cash used in investing activities decreased $65,341,696, from $76,850,418 in the 2009 Period, to $11,508,722 in the 2010 Period. We invested in two equipment leases and four other financing transactions during the 2010 Period as compared to nine equipment leases and two other financing transactions during the 2009 Period. The decrease in the cash used in investing activities was also due to the increase in the repayments of a portion of our notes receivable and proceeds from the sale of equipment during the 2010 Period.

Financing Activities

Cash used in financing activities increased $78,245,235, from a source of cash of $47,643,483 in the 2009 Period, to a use of cash of $30,601,752 in the 2010 Period.  The net use of cash was primarily due to a decrease in the proceeds we received from the issuance of additional Shares as compared to the 2009 Period, as our offering period ended on April 30, 2009.  The net use of cash in financing activities was also due to the increase in distributions paid to our members and noncontrolling interests, the increase in our repayments of our non-recourse long-term debt and the decrease in the investment in joint ventures by noncontrolling interests.  The increase in cash used in financing activities was partially offset by the increase in proceeds from non-recourse long-term debt in the 2010 Period as compared to the 2009 Period.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at September 30, 2010 of $229,342,289. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender.  If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.

Distributions

We, at our Manager’s discretion, pay monthly distributions to each of our additional members and noncontrolling interests starting with the first month after each such member’s admission and the commencement of our joint venture operations, respectively, and we expect to continue to pay such distributions until the end of our operating period. We paid distributions of $254,918, $25,236,896 and $10,829,983 to our Manager, additional members and noncontrolling interests, respectively, during the 2010 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2010, we had non-recourse debt obligations. The lender has a security interest in the majority of the equipment collateralizing each non-recourse long-term debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee.  In other cases, we receive the rental payments and pay the lender. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At September 30, 2010, our outstanding non-recourse long-term indebtedness was $229,342,289.  We are a party to the Facility and had no borrowings under the Facility at September 30, 2010.

The Participating Funds entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any financing provided to any subsidiary of MWU would be shared among the Participating Funds in proportion to their respective capital investments.  The credit support agreement was terminated on September 30, 2010.

We have entered into certain residual sharing and remarketing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas. The obligation related to these agreements is recorded at fair value.

In connection with the acquisitions of the Eagle Auriga, the Eagle Centaurus, the Eagle Carina and the Eagle Corona, we, through ICON Eagle Holdings, ICON Carina Holdings and ICON Corona Holdings, maintain four restricted cash accounts with Paribas. These restricted cash accounts consist of the free cash balances that result from the difference between the bareboat charter payments from AET and the repayments on the non-recourse long-term debt to Paribas and DVB. The account of ICON Eagle Holdings is cross-collateralized and the free cash remains in the restricted cash account until an aggregate amount of $500,000 is funded into the account. Thereafter, all cash in excess of $500,000 can be distributed. The free cash for ICON Carina Holdings and ICON Corona Holdings remains in their restricted cash accounts until $500,000 is funded into each account. Thereafter, all free cash in excess of $500,000 can be distributed from the respective accounts.

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

The aforementioned cash amounts are presented within other non-current assets in our consolidated balance sheets as of September 30, 2010 and December 31, 2009.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2010, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Shares during the three months ended September 30, 2010.

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

November 12, 2010

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

November 12, 2010

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

November 12, 2010

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Accounting and Financial Officer)

37