Form 10-K
period 2010-12-31
ICON LEASING FUND TWELVE, LLC
filed 2011-03-30
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Number of outstanding shares of limited liability company interests of the registrant on March 21, 2011 is 348,650.

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

Our offering period ended on April 30, 2009 and our operating period commenced on May 1, 2009. Our initial capitalization was $2,000, which consisted of contributions of $1,000 from our Manager and $1,000 from an officer of our Manager. We subsequently redeemed the $1,000 contributed by the officer of our Manager. We offered shares of limited liability company interests (“Shares”) on a “best efforts” basis with the intention of raising up to $410,800,000 of capital, consisting of 400,000 Shares at a purchase price of $1,000 and an additional 12,000 Shares, which were reserved for issuances pursuant to our distribution reinvestment plan (our “Distribution Reinvestment Plan”).  The Distribution Reinvestment Plan allowed investors to purchase additional Shares with distributions received from us and/or certain other funds managed by our Manager at a discounted share price of $900.  As of April 30, 2009, approximately 11,393 Shares were issued in connection with our Distribution Reinvestment Plan.  Upon raising the minimum of $1,200,000, additional members were admitted.  Additional members represent all members other than our Manager.

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

At December 31, 2010 and 2009, we had total assets of $594,249,580 and $620,978,386, respectively. For the year ended December 31, 2010, we had three lessees that accounted for approximately 59.4% of our total rental and finance income of $76,053,526. Net income attributable to us for the year ended December 31, 2010 was $11,875,465. For the year ended December 31, 2009, we had three lessees that accounted for approximately 56.0% of our total rental and finance income of $66,851,398. Net income attributable to us for the year ended December 31, 2009 was $13,858,916.  For the year ended December 31, 2008, three lessees accounted for approximately 55.0% of our total rental and finance income of $26,635,823. Net income attributable to us for the year ended December 31, 2008 was $5,942,580.

Our initial closing date was May 25, 2007 (the “Commencement of Operations”), the date at which we raised $1,200,000.  From the Commencement of Operations to April 30, 2009, we sold approximately 348,826 Shares, representing $347,686,947 of capital contributions and admitted 6,503 additional members. In addition, pursuant to the terms of our offering, we established a reserve in the amount of 0.5% of the gross offering proceeds. As of December 31, 2010, the reserve is in the amount of $1,738,435, or 0.5% of the gross offering proceeds of $347,686,947 raised as of the end of our offering on April 30, 2009. Through December 31, 2010, we repurchased 176 Shares pursuant to our repurchase plan. Beginning with the Commencement of Operations through April 30, 2009, we paid $26,995,024 of sales commissions to third parties, $5,488,440 of organizational and offering expense allowance to our Manager and $6,748,756 of underwriting fees to ICON Securities Corp., a wholly-owned subsidiary of our Manager (“ICON Securities”), the dealer-manager of our offering.

At December 31, 2010, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Marine Vessels and Equipment

•
We have a 51% ownership interest in ICON Mayon, LLC (“ICON Mayon”), which purchased an Aframax product tanker, the Mayon Spirit, from an affiliate of the Teekay Corporation (“Teekay”) on July 24, 2007. The Mayon Spirit has a 48-month bareboat charter that expires on July 23, 2011.

•
Our wholly-owned subsidiaries ICON Arabian Express, LLC (“ICON Arabian”) and ICON Aegean Express, LLC (“ICON Aegean”) own two containership vessels that we acquired from Vroon Group B.V. (“Vroon”) on April 24, 2008. The vessels are each subject to 72-month bareboat charters with subsidiaries of Vroon that each expire on April 23, 2014.

•
Our wholly-owned subsidiary ICON Eagle Holdings, LLC (“ICON Eagle Holdings”) owns two Aframax product tankers that it acquired from Aframax Tanker I AS, the M/V Eagle Auriga (the “Eagle Auriga”) and the M/V Eagle Centaurus (the “Eagle Centaurus”). The Eagle Auriga and the Eagle Centaurus are subject to 84-month bareboat charters with AET, Inc. Limited (“AET”) that expire on November 14, 2013 and November 13, 2013, respectively.

•
We have a 64.3% ownership interest in ICON Eagle Carina Holdings, LLC (“ICON Carina Holdings”), which owns ICON Eagle Carina Pte. Ltd. (“ICON Eagle Carina”), which purchased the Aframax product tanker M/V Eagle Carina (the “Eagle Carina”) from Aframax Tanker II AS. The Eagle Carina is subject to an 84-month bareboat charter with AET that expires on November 14, 2013.

•
We have a 64.3% ownership interest in ICON Eagle Corona Holdings, LLC (“ICON Corona Holdings”), which owns ICON Eagle Corona Pte. Ltd. (“ICON Eagle Corona”), which purchased the Aframax product tanker M/V Eagle Corona (the “Eagle Corona”) from Aframax Tanker II AS. The Eagle Corona is subject to an 84-month bareboat charter that expires on November 14, 2013.

•
Victorious, LLC (“Victorious”), a Marshall Islands limited liability company controlled by us through our wholly-owned subsidiary, ICON Victorious, LLC (“ICON Victorious”) owns a 300-man accommodation and work barge (the “Barge”) that was purchased from Swiber Engineering Ltd. (“Swiber”). The Barge is subject to a 96-month bareboat charter with Swiber Offshore Marine Pte. Ltd. (the “Charterer”) that expires on March 23, 2017.

•
Our wholly-owned subsidiaries ICON Diving Marshall Islands, LLC (“ICON Diving Marshall Islands”) and ICON Diving Netherlands, B.V. own certain marine diving equipment (the “Diving Equipment”) that was purchased from Swiber. The Diving Equipment is subject to a 60-month lease with Swiber Offshore Construction Pte. Ltd. (the “Lessee”) that expires on June 30, 2014.

•
Our wholly-owned subsidiaries ICON Mynx Pte. Ltd. (“ICON Mynx”), ICON Stealth Pte. Ltd. (“ICON Stealth”) and ICON Eclipse Pte. Ltd. (“ICON Eclipse”) own three barges (each, a “Leighton Vessel” and, collectively, the “Leighton Vessels”).  Each of the Leighton Vessels (the Leighton Mynx, the Leighton Stealth and the Leighton Eclipse) is subject to a 96-month bareboat charter that expires on June 25, 2017.

•
Our wholly-owned subsidiary ICON Ionian, LLC (“ICON Ionian”), a Marshall Islands limited liability company, owns a product tanker vessel, the Ocean Princess (the “Ocean Princess”).  The Ocean Princess is subject to a 60-month bareboat charter that expires on October 30, 2014.

•
Our wholly-owned subsidiary ICON Faulkner, LLC (“ICON Faulkner”) owns a pipelay barge, the Leighton Faulkner.  The Leighton Faulkner is subject to a 96-month bareboat charter that expires on January 4, 2018.

Manufacturing Equipment

•
We have a 93.67% ownership interest in ICON MW, LLC, (“ICON MW”), which owns machining and metal working equipment subject to leases with LC Manufacturing, LLC (“LC Manufacturing”), MW Crow, Inc. (“Crow”), MW Scott, Inc. (“Scott”), MW General, Inc. (“General”) and AMI Manchester, LLC (“AMI”), all of which are wholly-owned subsidiaries of MW Universal, Inc. (“MWU”). The AMI lease expires on December 31, 2013, with the remaining leases expiring on December 31, 2012.

•
Our wholly-owned subsidiary ICON French Equipment II, LLC (“ICON French Equipment II”) owns auto parts manufacturing equipment on lease to Sealynx Automotive Transieres SAS (“Sealynx”). The equipment is subject to a 60-month lease that expires on February 28, 2013.

•
We have a 45% ownership interest in ICON Pliant, LLC (“ICON Pliant”), which owns manufacturing equipment purchased from and simultaneously leased back to Pliant Corporation (“Pliant”). The equipment is subject to a 60-month lease that expires on September 30, 2013.

Assets Held for Sale

•
We have a 55% ownership interest in ICON EAR, LLC (“ICON EAR”), which purchased and simultaneously leased back semiconductor manufacturing equipment to Equipment Acquisition Resources, Inc. (“EAR”). The lease was scheduled to expire on June 30, 2013, but on October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Accordingly, the assets securing the lease have been classified as held for sale on our consolidated balance sheets at December 31, 2010 and December 31, 2009.

Mining Equipment

•	Our wholly-owned subsidiary ICON Magnum, LLC (“ICON Magnum”) owns a Bucyrus Erie model 1570 Dragline (the “Dragline”). The Dragline is subject to a 60-month lease that expires on May 31, 2013.

•	Our wholly-owned subsidiary ICON Murray, LLC (“ICON Murray”) owns mining equipment that is subject to a 24-month lease that expires on March 31, 2011.

•	Our wholly-owned subsidiary ICON Murray II, LLC (“ICON Murray II”) owns mining equipment that is subject to a 30-month lease that expires on December 31, 2011.

Telecommunications Equipment

•
Our wholly-owned subsidiary ICON Global Crossing IV, LLC (“ICON Global Crossing IV”) owns telecommunications equipment that is subject to two 36-month leases and one 48-month lease with Global Crossing Telecommunications, Inc. (“Global Crossing”). The leases expire in March 2011, November 2011 and March 2012, respectively.

•
Our wholly-owned subsidiary ICON Broadview, LLC (“ICON Broadview”) owns telecommunications equipment that is subject to three 36-month leases with Broadview Networks Holdings, Inc. and Broadview Networks Inc. (collectively, “Broadview”).  The leases expire in July 2013, August 2013 and December 2013.

Motor Coaches

•
Our wholly-owned subsidiary ICON Coach, LLC (“ICON Coach”) has title to certain motor coaches purchased from CUSA PRTS, LLC (“CUSA”), an affiliate of Coach America Holdings, Inc. (“Coach America”). The motor coaches are subject to a 60-month lease that expires on March 31, 2014.

Gas Compressors

•
We have a 49.54% ownership interest in ICON Atlas, LLC (“ICON Atlas”), which owns eight Ariel natural gas compressors (the “Gas Compressors”) that were purchased from AG Equipment Co. (“AG”). The Gas Compressors are subject to 48-month leases with Atlas Pipeline Mid-Continent, LLC (“APMC”) that expire on August 31, 2013.  Although our economic interest in ICON Atlas is 49.54%, our controlling interest is 55%.

Notes Receivable Secured by Point-of-Sale Equipment

•
We have a 52.75% ownership interest in ICON Northern Leasing, LLC (“ICON Northern Leasing”), which holds four promissory notes (the “Notes”) issued by Northern Capital Associates XIV, L.P. (“NCA XIV”), as borrower, in favor of Merrill Lynch Commercial Finance Corp.  The Notes are secured by an underlying pool of leases for point-of-sale equipment.

•
Our wholly-owned subsidiary ICON Northern Leasing II, LLC (“ICON Northern Leasing II”) provided a senior secured loan to Northern Capital Associates XV, L.P. (“NCA XV”) and NCA XIV.  The loan is secured by an underlying pool of leases for point-of-sale equipment.

Notes Receivable Secured by Analog Seismic System Equipment

•
We have a 52.09% ownership interest in ICON ION, LLC (“ICON ION”), which provided secured term loans (the “ION Loans”) to ARAM Rentals Corporation, a Canadian bankruptcy remote Nova Scotia unlimited liability company (“ARC”) and ARAM Seismic Rentals Inc., a U.S. bankruptcy remote Texas corporation (“ASR,” together with ARC, collectively referred to as the “ARAM Borrowers”).  The ION Loans are secured by (i) a first priority security interest in all of the analog seismic system equipment owned by the ARAM Borrowers and (ii) a pledge of all of the equity interests in the ARAM Borrowers.

Notes Receivable Secured by Rail Support Construction Equipment

•
We have a 49.13% interest in ICON Quattro, LLC (“ICON Quattro”), which participated in a £24,800,000 loan facility by making a second priority secured term loan to Quattro Plant Limited (“Quattro Plant”) in the aggregate amount of £5,800,000.  The loan is secured by (i) all of Quattro Plant’s rail support construction equipment, which consists of railcars, attachments to railcars, bulldozers, excavators, tractors, lowboy trailers, street sweepers, service trucks, forklifts (collectively, the “Construction Equipment”) and any other existing or future asset owned by Quattro Plant, (ii) all of Quattro Plant’s accounts receivable, and (iii) a mortgage over certain real estate in London, England owned by the majority shareholder of Quattro Plant.  In addition, ICON Quattro received a key man insurance policy insuring the life of the majority shareholder of Quattro Plant in the amount of £5,500,000.  Although our economic interest in ICON Quattro is 49.13%, our controlling interest is 55%.

Notes Receivable Secured by Aframax Tankers

•
Our wholly-owned subsidiary ICON Palmali 12, LLC (“ICON Palmali 12”) participated in a $96,000,000 loan facility by making second priority secured term loans to Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd. (collectively, “Ocean Navigation”) pursuant to a loan agreement (the “Palmali Loan Agreement”), which loans mature on various dates through September 14, 2016.

Notes Receivable Secured by Metal Cladding and Production Equipment

•
We made a secured term loan to EMS Enterprise Holdings, LLC, EMS Holdings II, LLC, EMS Engineered Materials Solutions, LLC, EMS CUP, LLC and EMS EUROPE, LLC (collectively, “EMS”) in the amount of $3,200,000 (the “EMS Loan”), which matures on September 1, 2014.

Notes Receivable Secured by Lifting and Transportation Equipment

•
We participated in an approximately $150,000,000 loan facility by making a secured term loan to Northern Crane Services Inc. (“Northern Crane”) in the amount of $9,750,000 (the “Northern Crane Loan”) that matures on April 1, 2015.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2010, 2009 and 2008, please refer to “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We are engaged in one business segment, the business of purchasing equipment and leasing it to third parties, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.

Competition

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. When we made our current investments and as we seek to make new investments, we competed and compete with a variety of competitors, including other equipment leasing and finance funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and finance industry.  Our competitors may have been and/or may be in a position to offer equipment to prospective customers on financial terms that were or are more favorable than those that we could offer or that we can currently offer, which may have affected our ability to make our current investments and may affect our ability to make future investments, in each case, in a manner that would enable us to achieve our investment objectives. For additional information about our competition and other risks related to our operations, please see “Item 1A. Risk Factors.”

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

Financial Information Regarding Geographic Areas

We have long-lived assets, which include finance leases and operating leases, and we generate revenues in geographic areas outside of the United States. For additional information, see Note 15 to our consolidated financial statements.

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

A public market does not exist for our Shares and we do not anticipate that a public market will develop for our Shares, our Shares are not currently and will not be listed on any national securities exchange at any time, and we will take steps to ensure that no public trading market develops for our Shares. In addition, our LLC Agreement imposes significant restrictions on your right to transfer your Shares.  We have established these restrictions to comply with federal and State securities laws and so that we will not be considered to be a publicly traded partnership that is taxed as a corporation for federal income tax purposes. Your ability to sell or otherwise transfer your Shares is extremely limited and will depend on your ability to identify a buyer. Thus, you will probably not be able to sell or otherwise liquidate your Shares in the event of an emergency and if you were able to arrange a sale, the price you receive would likely be at a substantial discount to the price you paid for your Shares.  As a result, you must view your investment in our Shares as a long-term, illiquid investment.

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

You should not rely on the cash distributions from your Shares as a source of income. While we intend to make monthly cash distributions, our Manager has and may determine again in the future that it is in our best interest to periodically change the amount of the cash distributions you receive or not make any distributions in some months. Losses from our operations of the types described in these risk factors and unexpected liabilities could result in a reduced level of distributions to you. Additionally, during the liquidation period, although we expect that lump sums will be distributed from time to time if and when financially significant assets are sold, regularly scheduled distributions will decrease because there will be fewer investments available to generate cash flow.

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

The statements of estimated value are based on the estimated value of each Share (i) as of the close of our fiscal year, for the annual statements included in this and future Annual Reports on Form 10-K and (ii) as of September 30 of each fiscal year, for annual statements sent to fiduciaries of plans subject to ERISA and certain other parties. Management, in part, will rely upon third-party sources and advice in arriving at this estimated value. No independent appraisals on the particular value of our Shares will be obtained and the value will be based upon an estimated fair market value as of the referenced date for such value. Because this is only an estimate, we may subsequently revise any valuation that is provided. We cannot ensure that:

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

The decisions of our Manager may be subject to various conflicts of interest arising out of its relationship to us and our affiliates. Our Manager could be confronted with decisions in which it will, directly or indirectly, have an economic incentive to place its respective interests or the interests of our affiliates above ours. As of December 31, 2010, our Manager is managing seven other public equipment leasing and finance funds. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”  These conflicts may include, but are not limited to:

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

Our internal controls over financial reporting may not be effective, which could have a significant and adverse effect on our business.

Our Manager is required to evaluate our internal controls over financial reporting in order to allow management to report on our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC thereunder, which we refer to as “Section 404.” During the course of testing, our Manager may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to complete our annual evaluations required by Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and the achievement of our investment objectives.

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

Although we acquired some of our investments for cash, we borrowed and may in the future borrow a substantial portion of the purchase price of certain of our investments. While we believe the use of leverage will result in our ability to make more investments with less risk than if leverage is not utilized, there can be no assurance that the benefits of greater size and diversification of our portfolio will offset the heightened risk of loss in an individual investment using leverage.  With respect to non-recourse borrowings, if we are unable to pay our debt service obligations because a lessee, borrower or other counterparty defaults, a lender could foreclose on the investment securing the non-recourse indebtedness. This could cause us to lose all or part of our investment or could force us to meet debt service payment obligations so as to protect our investment subject to such indebtedness and prevent it from being subject to repossession.  Additionally, while the majority of our borrowings are non-recourse, we are jointly and severally liable for recourse indebtedness incurred under a senior secured revolving line of credit facility with California Bank & Trust (“CB&T”) that is secured by certain of our assets that are not otherwise pledged to other lenders. CB&T has a security interest in such assets and the right to sell those assets to pay off the indebtedness if we default on our payment obligations.  This recourse indebtedness may increase our risk of loss because we must meet the debt service payment obligations regardless of the revenue we receive from the investment that is subject to such secured indebtedness.

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

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include other equipment leasing and finance funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and finance industry.  We compete primarily on the basis of pricing, terms and structure.  To the extent that our competitors compete aggressively on any combination of those factors, we could fail to achieve our investment objectives.

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

We did not and will not apply for an IRS ruling that we will be classified as a partnership for federal income tax purposes. Although counsel rendered an opinion to us that we will be taxed as a partnership and not as a corporation, that opinion is not binding on the IRS as of the time of the offering and the IRS has not ruled on any federal income tax issue relating to us. If the IRS successfully contends that we should be treated as a corporation for federal income tax purposes rather than as a partnership, then:

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

As you receive distributions throughout the life of your investment, you will not know at the time of the distribution what portion of the distribution represents a return of capital and what portion represents income. The Schedule K-1 statement you have received and will continue to receive from us each year will specify the amounts of capital and income you received throughout the prior year.

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for the Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our Shares are not publicly traded and there is no established public trading market for our Shares. It is unlikely that any such market will develop.

Number of Members
Title of Class	as of March 21, 2011
Manager (as a member)	1
Additional members	8,370

We, at our Manager’s discretion, pay monthly distributions to each of our members beginning the first month after each such member is admitted through the end of our operating period, which we currently anticipate will be in May 2014. We paid distributions to additional members totaling $33,648,098, $31,554,863 and $16,072,151 for the years ended December 31, 2010, 2009 and 2008, respectively.  Additionally, we paid our Manager distributions of $339,880, $318,725 and $162,440 for the years ended December 31, 2010, 2009 and 2008, respectively. The terms of our loan agreement with CB&T, as amended, could restrict us from paying cash distributions to our members if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of Shares pursuant to the offering or to participate in any future offering of our Shares, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our members a per Share estimated value of our Shares, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Manager prepares statements of our estimated Share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Shares.  For these purposes, the estimated value of our Shares is deemed to be $708.26 per Share as of December 31, 2010.  This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose.  Because this is only an estimate, we may subsequently revise this valuation.

During the offering of our Shares and consistent with NASD Rule 2340(c), the value of our Shares was estimated to be the offering price of $1,000 per Share (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds.

The estimated value of our Shares is based on the estimated amount that a holder of a Share would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the members upon liquidation.  To estimate the amount that our members would receive upon such liquidation, we calculated the sum of: (i) the unpaid finance lease and note receivable payments on our existing finance leases and notes receivable, discounted at the implicit yield for each such transaction; (ii) the fair market value of our operating leases, equipment held for sale or lease, and other assets, as determined by the most recent third-party appraisals we have obtained for certain assets or our Manager’s  estimated values of certain other assets, as applicable; and (iii) our cash on hand.  From this amount, we then subtracted our total debt outstanding and then divided that sum by the total number of Shares outstanding.

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

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Shares or our assets. Except for independent third-party appraisals of certain assets, no independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our Shares at this time and none is expected to develop, there can be no assurance that members could receive $708.26 per Share if such a market did exist and they sold their Shares or that they will be able to receive such amount for their Shares in the future. Furthermore, there can be no assurance:

•
as to the amount members may actually receive if and when we seek to liquidate our assets or the amount of lease and note receivable payments and asset disposition proceeds we will actually receive over our remaining term; the total amount of distributions our members may receive may be less than $1,000 per Share primarily due to the fact that the funds initially available for investment were reduced from the gross offering proceeds in order to pay selling commissions, underwriting fees, organizational and offering expenses, and acquisition fees;

•	that the foregoing valuation, or the method used to establish value, will satisfy the technical requirements imposed on plan fiduciaries under ERISA; or
•
that the foregoing valuation, or the method used to establish value, will not be subject to challenge by the IRS if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the current value of the Shares.

The repurchase price we offer in our repurchase plan utilizes a different methodology than that which we use to determine the current value of our Shares for the ERISA and FINRA purposes described above and, therefore, the $708.26 per Share does not reflect the amount that a member would currently receive under our repurchase plan.  In addition, there can be no assurance that you will be able to redeem your Shares under our repurchase plan.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2010	2009	2008	2007 (e)
Total revenue (a)	$91,069,326	$78,491,218	$29,346,502	$4,830,315
Net income attributable to Fund Twelve (b)	$11,875,465	$13,858,916	$5,942,580	$116,852
Net income attributable to Fund Twelve allocable to the additional members	$11,756,710	$13,720,327	$5,883,154	$115,683
Net income attributable to Fund Twelve allocable to the Manager	$118,755	$138,589	$59,426	$1,169

Weighted average number of additional shares of
limited liability company interests outstanding	348,679	333,979	181,777	47,186
Net income attributable to Fund Twelve per weighted average
additional share of limited liability company interests outstanding	$33.72	$41.08	$32.36	$2.45
Distributions to additional members	$33,648,098	$31,554,863	$16,072,151	$2,040,455
Distributions per weighted average additional share of
limited liability company interests	$96.50	$94.48	$88.42	$43.24
Distributions to the Manager	$339,880	$318,725	$162,440	$20,561

	December 31,
	2010	2009	2008	2007	2006
Total assets (c)	$594,249,580	$620,978,386	$438,585,542	$114,242,189	$2,000
Non-recourse long-term debt and other liabilities (a)	$265,771,158	$264,349,884	$162,575,068	$22,480,270	$-
Members' equity (d)	$247,928,256	$273,079,715	$223,487,730	$79,289,609	$2,000

(a)
Increases in total revenue and non-recourse long-term debt and other liabilities were primarily due to our investments in equipment leases and other financing transactions for each of the three years in the period ended December 31, 2010. Our non-recourse long-term debt and other liabilities increased because of debt agreements entered into in connection with our acquisitions. We are currently in our operating period, during which we will continue to reinvest the cash generated from our initial investments to the extent that cash is not used for our expenses, debt obligations, reserves and distributions to members.

(b)
In 2010, net income attributable to Fund Twelve decreased $1,983,451 from 2009. The decrease in 2010 was primarily a result of the increase in the amounts of bad debt expense and impairment loss during 2010, as compared to 2009. The decrease was partially offset by the increase in rental and finance income resulting from our acquisitions of certain equipment. In 2009, net income attributable to Fund Twelve increased $7,916,336 from 2008. In 2008, net income attributable to Fund Twelve increased $5,825,728 from 2007. Such increases were a result of the increase in rental and finance income resulting from our acquisitions of marine vessels, telecommunications equipment, coal-mining equipment and manufacturing equipment, which was primarily offset by the recognition of depreciation and amortization expense associated with the assets acquired.

(c)
In 2010, total assets decreased primarily due to distributions to additional members and depreciation and amortization of our assets, partially offset by an increase in our net income and debt acquired in connection with an increase in our net investment in finance leases. For each year from the Commencement of Operations on May 25, 2007, total assets increased primarily due to our equity raise, debt acquired in connection with our investment in leased assets and increases in our net income.

(d)
In 2010, member's equity decreased primarily due to distributions to additional members, partially offset by the increase in our net income. Prior to 2010, members' equity increased each year from the Commencement of Operations on May 25, 2007, primarily due to our equity raise, along with the increases in our net income.

(e)	The Commencement of Operations was on May 25, 2007. As a result, no operating activities are presented for the year ended December 31, 2006.

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

Industry Trends Prior to the Recent Recession

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

According to the World Leasing Yearbook 2011, which was published by Euromoney Institutional Investor PLC, global equipment leasing volume increased annually from approximately $462 billion in 2002 to approximately $780 billion in 2007. The most significant source of that increase was due to increased volume in Europe, Asia, and Latin America. For example, during the same period, total equipment leasing volume in Europe increased from approximately $162 billion in 2002 to approximately $367 billion in 2007, total equipment leasing volume in Asia increased from approximately $71 billion in 2002 to approximately $119 billion in 2007, and total equipment leasing volume in Latin America increased from approximately $3 billion in 2002 to approximately $41 billion in 2007. It is believed that global business investment in equipment, and global equipment financing volume, including equipment loans and other types of equipment financing, increased as well during the same period.

Current Industry Trends

In general, the U.S. and global credit markets deteriorated significantly after the U.S. economy entered into a recession in December 2007, and global credit markets continue to experience some dislocation and tightening.  Many financial institutions and other financing providers have failed or significantly reduced financing operations, creating both uncertainty and opportunity in the finance industry.

Commercial and Industrial Loan Trends. According to information provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”), the change in the volume of outstanding commercial and industrial loans issued by FDIC-insured institutions started to decline dramatically beginning in the fourth quarter of 2007.  Thereafter, the change in volume turned negative for the first time since 2002 in the fourth quarter of 2008, with reductions of approximately $62 billion between the fourth quarter of 2008 and the first quarter of 2009, approximately $68 billion between the first and second quarters of 2009, and approximately $90 billion between the second and third quarters of 2009.

The change in volume continued to be negative through the second quarter of 2010, but the reduction of volume appears to have stabilized.  Between the third and fourth quarters of 2009, volume decreased by approximately $55 billion.  The volume of outstanding loans issued by FDIC-insured institutions further decreased by approximately $37 billion between the fourth quarter of 2009 and the first quarter of 2010 and by approximately $12 billion between the first and second quarters of 2010.  Between the second and third quarters of 2010, volume increased by approximately $5 billion, the first increase in eight quarters.

While some of the reduction was due to voluntary and involuntary deleveraging by corporate borrowers, some of the other main factors cited for the decline in outstanding commercial lending and financing volume included the following:

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

In addition, the volume of issuance of high yield bonds and investment grade bonds in the U.S. syndicated loan market rose significantly through the 2010 calendar year, a significant portion of the proceeds have been used to pay down and/or refinance existing commercial and industrial loans.  As a result of all of these factors affecting the commercial and industrial finance segment of the finance industry, financial institutions and other financing providers with liquidity to provide financing can do so selectively, at higher spreads and other more favorable terms than have been available in many years.  As noted below, this trend in the wider financing market is also prevalent in the specific market for equipment financing.

Equipment Financing Trends.  According to information provided by the Equipment Leasing and Finance Association, an equipment finance trade association and affiliate of ELFF (“ELFA”), total domestic business investment in equipment and software decreased to $1,187 billion in 2008.  Similarly, during the same period, total domestic equipment financing volume decreased to $671 billion in 2008. Global business investment in equipment, and global equipment financing volume, decreased as well during the same period.  According to the World Leasing Yearbook 2011, global equipment leasing volume decreased to approximately $733 billion in 2008 and approximately $557 billion in 2009, with the largest decrease occurring in Europe. For 2009, domestic business investment in equipment and software is forecasted to drop to an estimated $1,011 billion with a corresponding decrease in equipment financing volume to an estimated $518 billion.  Nevertheless, ELFA projects that domestic investment in equipment and software and equipment financing volume will begin to recover in 2010, with domestic business investment in equipment and software projected to increase to an estimated $1,108 billion in 2010 and $1,255 billion in 2011 and corresponding increases in equipment financing volume to an estimated $583 billion in 2010 and $668 billion in 2011.

Prior to the recent recession, a substantial portion of equipment financing was provided by the leasing and lending divisions of commercial and industrial banks, large independent leasing and finance companies, and captive and vendor leasing and finance companies. These institutions (i) generally provided financing to companies seeking to lease small ticket and micro ticket equipment, (ii) used credit scoring methodologies to underwrite a lessee’s creditworthiness, and (iii) relied heavily on the issuance of commercial paper and/or lines of credit from other financial institutions to finance new business. Many of these financial institutions and other financing providers have failed or significantly reduced their financing operations.  By contrast, we (i) focus on financing middle- to large-ticket, business-essential equipment and other capital assets, (ii) generally underwrite and structure such financing in a manner similar to providers of senior indebtedness (i.e., our underwriting includes both creditworthiness and asset due diligence and considerations and our structuring often includes guarantees, equity pledges, warrants, liens on related assets, etc.), and (iii) are not significantly reliant on receiving outside financing to meet our investment objectives. In short, in light of the tightening of the credit markets, our Manager in its role as the sponsor and manager of other equipment financing funds has, since the onset of the recent recession, reviewed and expects to continue to review more potential financing opportunities than it has in its history.

Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2010, 2009 and 2008:

Telecommunications Equipment

On March 11, 2008, ICON Global Crossing IV purchased additional telecommunications equipment for approximately $5,939,000 that is subject to a lease with Global Crossing. The lease expires on March 31, 2011.

During March 2009, ICON Global Crossing IV purchased additional telecommunications equipment for approximately $3,859,000 that is subject to a lease with Global Crossing. The lease expires on March 31, 2012.

On June 25, 2010, ICON Global Crossing IV borrowed approximately $12,449,000 from CapitalSource Bank.

On June 29, 2010, our wholly-owned subsidiary ICON Broadview entered into a master lease agreement for information technology equipment with Broadview, pursuant to which ICON Broadview will acquire up to four schedules of information technology equipment, which will be leased to Broadview. The aggregate purchase price for the equipment will be equal to at least $5,000,000.

On July 15, 2010, ICON Broadview purchased information technology equipment for the purchase price of approximately $602,000 and simultaneously leased the equipment to Broadview.  The base term of the schedule is for a period of 36 months, which commenced on August 1, 2010.

On August 17, 2010, ICON Broadview purchased information technology equipment for the purchase price of approximately $613,000 and simultaneously leased the equipment to Broadview.  The base term of the schedule is for a period of 36 months, which commenced on September 1, 2010.

On December 23, 2010, ICON Broadview purchased information technology equipment for the purchase price of approximately $1,860,000 and simultaneously leased the equipment to Broadview. The base term of the schedule is for a period of 36 months, which commenced on January 1, 2011.

Marine Vessels and Equipment

On April 24, 2008, our wholly-owned subsidiaries ICON Arabian and ICON Aegean acquired two containership vessels from Vroon, the Aegean Express and the Far Vizag (f/k/a the Arabian Express) (collectively, the “Vroon Vessels”), for an aggregate purchase price of $51,000,000, of which $38,700,000 of non-recourse debt was borrowed from BNP Paribas (“Paribas,” f/k/a Fortis Bank SA/NV). Simultaneously with the purchase, the Vroon Vessels were bareboat chartered back to subsidiaries of Vroon for a period of 72 months.

On November 18, 2008, ICON Eagle Auriga Pte. Ltd. (“ICON Eagle Auriga”), a wholly-owned subsidiary of ICON Eagle Holdings, purchased an Aframax product tanker, the Eagle Auriga, from Aframax Tanker I AS for $42,000,000, of which $28,000,000 of non-recourse debt was borrowed from Paribas and DVB Bank SE (“DVB”). On November 21, 2008, ICON Eagle Centaurus Pte. Ltd. (“ICON Eagle Centaurus”), also a wholly-owned subsidiary of ICON Eagle Holdings, purchased an Aframax product tanker, the Eagle Centaurus, for $40,500,000, of which $27,000,000 of non-recourse debt was borrowed from Paribas and DVB. The Eagle Auriga and the Eagle Centaurus are subject to 84-month bareboat charters with AET that expire on November 14, 2013 and November 13, 2013, respectively.

On December 3, 2008, ICON Eagle Carina, a Singapore corporation wholly-owned by ICON Carina Holdings, a Marshall Islands limited liability company owned 64.3% by us and 35.7% by Fund Ten, executed a Memorandum of Agreement to purchase an Aframax product tanker, the Eagle Carina, from Aframax Tanker II AS. On December 18, 2008, the Eagle Carina was purchased for $39,010,000, of which $27,000,000 was financed as non-recourse debt borrowed from Paribas and DVB.  The Eagle Carina is subject to an 84-month bareboat charter with AET that expires on November 14, 2013.

On December 3, 2008, ICON Eagle Corona, a Singapore corporation wholly-owned by ICON Corona Holdings, a Marshall Islands limited liability company owned 64.3% by us and 35.7% by Fund Ten, executed a Memorandum of Agreement to purchase an Aframax product tanker, the Eagle Corona, from Aframax Tanker II AS.  On December 31, 2008, the Eagle Corona was purchased for $41,270,000, of which $28,000,000 was financed as non-recourse debt borrowed from Paribas and DVB.  The Eagle Corona is subject to an 84-month bareboat charter with AET that expires on November 14, 2013.

On March 24, 2009, Victorious purchased the Barge from Swiber for $42,500,000. Simultaneously with the purchase, the Barge was chartered back to the Charterer for 96 months. The purchase price of the Barge was funded by (i) a $19,125,000 equity investment from ICON Victorious, (ii) an $18,375,000 contribution-in-kind by Swiber and (iii) a subordinated, non-recourse and unsecured $5,000,000 payable. The payable bears interest at 3.5% per year, accrues interest quarterly, is only required to be repaid after we achieve our minimum targeted return and is recorded within other noncurrent liabilities. At the end of the charter, the Charterer has the option to purchase the Barge for $21,000,000 plus 50% of the difference between the then fair market value less $21,000,000. ICON Victorious is the sole manager of Victorious and holds a senior, controlling equity interest and all management rights with respect to Victorious. Swiber holds a subordinate, noncontrolling equity interest in Victorious and the obligations of the Swiber entities that are parties to the transaction are guaranteed by Swiber’s parent company, Swiber Holdings Limited (“Swiber Holdings”).

On June 25, 2009, our wholly-owned subsidiaries ICON Diving Marshall Islands and ICON Diving Netherlands, B.V. purchased the Diving Equipment from Swiber for $10,000,000. Simultaneously with the purchase of the Diving Equipment, we entered into a 60-month lease with the Lessee, which commenced on July 1, 2009. The purchase price for the Diving Equipment was funded by $8,000,000 in cash and a subordinated, interest-free $2,000,000 payable to Swiber, which is due upon sale of the Diving Equipment at the conclusion of the lease term. The $2,000,000 payable is recorded on a discounted basis within other non-current liabilities and is being accreted to its carrying value as interest expense over its term. If an event of loss or an event of default occurs, our obligation to repay the payable is terminated.

At the conclusion of the lease, the Lessee has the option to (x) purchase the Diving Equipment for $4,250,000 (the “Purchase Option”) and pay an amount equal to 50% of the difference between the fair market value of the Diving Equipment less $4,250,000 or (y) return the Diving Equipment. In the event the Lessee does not exercise the Purchase Option and the Diving Equipment is not sold to a third party, but rather the lease is renewed or is re-leased to a third party, all lease payments received by us will be paid as follows: (i) first, to us until we receive in full our purchase price of $10,000,000 less the $2,000,000 payable and achieve a return thereon at an agreed-upon rate; and (ii) then, to Swiber to repay in full the $2,000,000 payable without interest thereon. In addition, Victorious, ICON Victorious and Swiber granted our subsidiaries a first priority mortgage in the Barge as security for the Lessee’s obligations under the lease. The obligations of the Lessee, Swiber, and Swiber Holdings under the operative transactional documents are subordinate only to ICON Victorious’ rights in the Barge. The obligations of the Lessee are guaranteed by Swiber Holdings.

On June 26, 2009, ICON Mynx, ICON Stealth and ICON Eclipse executed Memoranda of Agreement (“MOA”) to purchase the Leighton Vessels from Leighton Contractors (Singapore) Pte. Ltd. (“Leighton”) for an aggregate purchase price of $133,000,000. Simultaneously with the execution of the MOA, each of ICON Mynx, ICON Stealth and ICON Eclipse entered into a bareboat charter to charter the Leighton Vessel that it owns to Leighton for a term of 96 months. During the term of the bareboat charters, Leighton will have the option to purchase each of the Leighton Vessels for a specified purchase option price on the dates defined in each respective bareboat charter. All of Leighton’s obligations are guaranteed by its ultimate parent company, Leighton Holdings Limited (“Leighton Holdings”), a publicly traded company that is listed on the Australian Stock Exchange.

Two of the three Leighton Vessels were acquired on June 26, 2009 for $58,000,000, including the incurrence of $34,800,000 of senior debt (the “Senior Tranche”) pursuant to a $79,800,000 senior facility agreement (the “Facility Agreement”) with Standard Chartered Bank, Singapore Branch (“Standard Chartered”) and $20,500,000 of subordinated seller’s credit (the “Subordinated Tranche”) pursuant to a $47,000,000 seller’s credit agreement with Leighton (the “Seller’s Credit Agreement”). The Seller’s Credit Agreement is subordinated only to the Facility Agreement. The Senior Tranche will be repaid by us in 20 quarterly principal and interest payments beginning on September 30, 2009. The Senior Tranche bore an interest rate of 4.8475% during the period from June 26, 2009 to September 30, 2009, and, thereafter, the interest rate was fixed pursuant to a swap agreement at 7.05%. The interest-free Subordinated Tranche will be repaid by us in eight annual principal payments that began on June 25, 2010. The Subordinated Tranche is recorded on a discounted basis within other non-current liabilities and is being accreted to its carrying value as interest expense over its term. The bareboat charter for each of these two Leighton Vessels expires on June 25, 2017.

On October 28, 2009, ICON Eclipse purchased the remaining third Leighton Vessel from Leighton for $75,000,000. To purchase the Leighton Vessel, ICON Eclipse borrowed $45,000,000 of senior debt (the “Eclipse Senior Tranche”) pursuant to the Facility Agreement and $26,500,000 of subordinated seller’s credit (the “Eclipse Subordinated Tranche”) pursuant to the Seller’s Credit Agreement. The Eclipse Senior Tranche will be repaid by us in 20 quarterly principal and interest payments that began on December 31, 2009. The interest-free Eclipse Subordinated Tranche will be repaid by us in eight annual principal payments that began on October 28, 2010. The Eclipse Subordinated Tranche is recorded on a discounted basis within other non-current liabilities and is being accreted to its carrying value as interest expense over its term.

On March 31, 2010, ICON Mynx entered into an agreement with Leighton Offshore Pte. Ltd. (“Leighton Offshore”) to upgrade the Leighton Mynx by acquiring certain equipment and making certain upgrades to the Leighton Mynx in an amount equal to $20,000,000. The upgrades include the addition of a helicopter deck, as well as a new crane and accommodation unit. The cost of the upgrades was financed with $2,000,000 in cash and $18,000,000 in non-recourse indebtedness, which included an interest-free $4,000,000 subordinated contractor’s credit and $14,000,000 of senior debt pursuant to an amended senior facility agreement (the “Amended Facility Agreement”). The Amended Facility Agreement will be repaid in quarterly installments beginning on March 31, 2011 and interest has been fixed pursuant to a swap agreement with Standard Chartered. In consideration for financing the upgrades, ICON Mynx and Leighton Offshore agreed to amend the bareboat charter for the Leighton Mynx to, among other things, increase the amount of monthly charter hire payable by Leighton Offshore and increase the purchase option price at the expiry of the charter. All of Leighton Offshore's obligations are guaranteed by Leighton Holdings.

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

On November 12, 2010, the upgrade to the Leighton Mynx was completed and the barge resumed operations. All of Leighton Offshore’s obligations are guaranteed by Leighton Holdings.

On October 30, 2009, ICON Ionian purchased the Ocean Princess from Lily Shipping Ltd. (“Lily Shipping”), a wholly-owned subsidiary of the Ionian Group (“Ionian”) for the purchase price of $10,750,000. Simultaneously with the purchase, the Ocean Princess was bareboat chartered back to Lily Shipping for 60 months. The purchase price was funded by (i) a non-recourse loan in the amount of $5,500,000 from Nordea Bank Norge ASA (“Nordea”), (ii) $950,000 in cash and (iii) a subordinated, non-interest bearing $4,300,000 seller’s credit to Lily Shipping, which is due upon the sale of the Ocean Princess in accordance with the terms of the bareboat charter. If an event of default occurs, ICON Ionian’s obligation to repay the seller’s credit to Lily Shipping is terminated. The obligations of Lily Shipping are guaranteed by Delta Petroleum Ltd., a wholly-owned subsidiary of Ionian.

On December 18, 2009, ICON Faulkner entered into a Memorandum of Agreement (the “Faulkner MOA”) to purchase the pipelay barge, the Leighton Faulkner, from Leighton Contractors (Asia) Limited (“Leighton Contractors”) for $20,000,000. Simultaneously with the execution of the Faulkner MOA, ICON Faulkner entered into a bareboat charter with Leighton Contractors for a period of 96 months commencing on January 5, 2010. The purchase price for the Leighton Faulkner was funded by $1,000,000 in cash and $19,000,000 in non-recourse indebtedness, which included $12,000,000 of senior debt pursuant to a senior facility agreement with Standard Chartered and a $7,000,000 subordinated seller’s credit. The loan from Standard Chartered has a term of five years, with an option to extend for another three years. The interest rate has been fixed pursuant to a swap agreement. All of Leighton Contractors’ obligations are guaranteed by Leighton Holdings.

Manufacturing Equipment

On September 28, 2007, we completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of LC Manufacturing for a purchase price of $14,890,000. The lease term commenced on January 1, 2008 and continues for a period of 60 months. On December 10, 2007, we completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of Crow for a purchase price of $4,100,000.  The lease term commenced on January 1, 2008 and continues for a period of 60 months.

Simultaneously with the closing of the transactions with LC Manufacturing and Crow, Fund Ten and Fund Eleven (together with us, the “Participating Funds”) completed similar acquisitions with seven other subsidiaries of MWU, pursuant to which the funds purchased substantially all of the machining and metal working equipment of each subsidiary. The MWU subsidiaries’ obligations under their leases (including the leases of LC Manufacturing and Crow) are cross-collateralized and cross-defaulted, and all of the subsidiaries’ obligations are guaranteed by MWU. The Participating Funds also entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investments. On September 5, 2008, the Participating Funds and IEMC Corp., a subsidiary of our Manager (“IEMC”) entered into an amended forbearance agreement with MWU, LC Manufacturing, Crow and seven other subsidiaries of MWU (collectively, the “MWU entities”) to cure certain non-payment related defaults by the MWU entities under their lease covenants with us. The terms of the agreement included, among other things, the pledge of additional collateral and the grant of a warrant for the purchase of 12% of the fully diluted common stock of MWU at an aggregate exercise price of $1,000, exercisable until March 31, 2015. The obligations of the MWU entities are guaranteed by their affiliate, American Metals Industries, Inc.

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

On June 1, 2009, we amended and restructured the master lease agreement with LC Manufacturing dated September 28, 2007 to reduce the assets under lease from $14,890,000 to approximately $12,420,000. Contemporaneously, we entered into a new lease with Metavation, LLC, an affiliate of LC Manufacturing (“Metavation”), for the assets previously under lease with LC Manufacturing with a cost of approximately $2,470,000. The equipment is subject to a 43-month lease with Metavation that expires on December 31, 2012. The obligations of Metavation under the lease are guaranteed by its parent company, Cerion, LLC. In consideration for restructuring LC Manufacturing’s lease payment schedule, we received a warrant, exercisable until March 31, 2015, to purchase 65% of the fully diluted membership interests of LC Manufacturing at the time of exercise at an aggregate exercise price of $1,000.

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

On July 26, 2010, we sold the machining and metal working equipment subject to lease with Metavation to Metavation for approximately $2,423,000, which represented all amounts due under the lease, and simultaneously terminated the lease.  As a result, we recognized a gain on sale of approximately $522,000.

On September 30, 2010, we further amended the lease with LC Manufacturing to reduce LC Manufacturing’s monthly rental payments to $25,000 through December 31, 2011.  In consideration for reducing the monthly rent, LC Manufacturing agreed to an increase in the amount of the end of lease purchase option to approximately $4,000,000.

On September 30, 2010, the Participating Funds terminated the credit support agreement.  Simultaneously with the termination, we and Fund Eleven formed ICON MW with ownership interests of 93.67% and 6.33%, respectively, and, as contemplated by the credit support agreement, we contributed all of our interest in the assets related to the financing of the MWU subsidiaries (primarily in the form of machining and metal working equipment subject to lease with Crow and LC Manufacturing) to ICON MW to extinguish our obligations under the credit support agreement and receive an ownership interest in ICON MW.  The methodology used to determine the ownership interests was at the discretion of our Manager, consistent with the intent of the credit support agreement.  In connection with this contribution and the related termination of the credit support agreement, we recorded a net gain of approximately $1,057,000 during the three months ended September 30, 2010.

On March 3, 2008, we, through ICON French Equipment II, purchased auto parts manufacturing equipment and simultaneously leased back the equipment to Sealynx. The purchase price was approximately $11,626,000 (€7,638,400). The lease term commenced on March 3, 2008 and continues for a period of 60 months. As additional security for Sealynx’s obligations under the lease, we were granted a lien on property owned by Sealynx in France, valued at €3,746,400 at the acquisition date, and a guarantee from Sealynx’s parent company, Sealynx Automotive Holding.

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

As a result of recent offers to purchase the equipment under lease by ICON French Equipment II made by third parties during 2011 and the uncertainty regarding our ability to collect all remaining amounts that are due under the lease, we recorded approximately $4,409,000 of bad debt expense during the year ended December 31, 2010 to write the asset down to net realizable value.

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

Assets Held for Sale

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

In October 2009, certain facts came to light that led our Manager to believe that EAR was perpetrating a fraud against EAR’s lenders, including ICON EAR. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Due to the bankruptcy filing and ongoing investigation regarding the alleged fraud, at this time it is not possible to determine our ability to collect the amounts due to us in accordance with the leases or the additional security we received.  Accordingly, such assets have been classified as held for sale, net of estimated selling costs, on the accompanying consolidated balance sheets at December 31, 2010 and 2009.

Our Manager periodically reviews the significant assets in our portfolio to determine whether events or changes in circumstances indicate that the net book value of an asset may not be recoverable. In light of the developments surrounding the semiconductor manufacturing equipment on lease to EAR, our Manager determined that the net book value of such equipment may not be recoverable. The following factors, among others, indicated that the net book value of the equipment may not be recoverable: (i) EAR’s failure to pay rental payments for the period from August 2009 through the date it filed for bankruptcy; and (ii) EAR’s petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Based on our Manager’s review, the net book value of the semiconductor manufacturing equipment exceeded the undiscounted cash flows and exceeded the fair value and, as a result, we recognized a non-cash impairment charge of approximately $3,429,000 during the year ended December 31, 2009 relating to the write down in value of the semiconductor manufacturing equipment. No amount of this impairment charge represents a cash expenditure and our Manager does not expect that any amount of this impairment charge will result in any future cash expenditures. In addition, ICON EAR had a net accounts receivable balance outstanding of approximately $573,000, which was charged to bad debt expense during the year ended December 31, 2009 in accordance with our accounting policies and the above mentioned factors.

On June 2, 2010, ICON EAR, in conjunction with ICON EAR II, LLC, a wholly-owned subsidiary of Fund Eleven, sold a parcel of real property in Jackson Hole, Wyoming that was received as additional security under their respective leases with EAR for a net purchase price of approximately $757,000.  As a result, we recognized a loss on assets held for sale of approximately $298,000, which was recorded on the consolidated statements of operations. In addition, on June 7, 2010, ICON EAR received judgments in New York State Supreme Court against two principals of EAR who had guaranteed EAR’s lease obligations.  ICON EAR has had the New York State Supreme Court judgments recognized in Illinois, where the principals live, and are attempting to collect on such judgments.  At this time, it is not possible to determine the ability of ICON EAR to collect the amounts due under its respective lease from EAR’s principals.

In light of recent developments in the real estate market and the sale of a parcel of real property located in Jackson Hole, Wyoming on June 2, 2010, our Manager reviewed our investment in ICON EAR.  Based on our Manager’s review, the net book value of the remaining parcels of real property located in Jackson Hole, Wyoming exceeded their fair market value.  As a result, ICON EAR recognized an additional non-cash impairment charge of approximately $1,283,000 during the three months ended June 30, 2010.

Based on our Manager’s periodic review of significant assets in our portfolio, the net book value of the semiconductor manufacturing equipment exceeded its fair value and, as a result, we recognized a non-cash impairment charge of approximately $3,593,000 during the year ended December 31, 2010 relating to the write down in value of the semiconductor manufacturing equipment. No amount of this impairment charge represents a cash expenditure and our Manager does not expect that any amount of this impairment charge will result in any future cash expenditures.

In light of the sale of certain parcels of real property located in Jackson Hole, Wyoming on March 16, 2011, ICON EAR recognized an additional non-cash impairment charge of approximately $773,000 during the three months ended December 31, 2010.

Mining Equipment

On May 5, 2008, our wholly-owned subsidiary ICON Magnum purchased the Dragline from Magnum Coal Company for a purchase price of approximately $12,461,000.  The Dragline was simultaneously leased back to Magnum Coal Company and its subsidiaries. The lease term commenced on June 1, 2008 and continues for a period of 60 months.

On February 18, 2009, our wholly-owned subsidiary ICON Murray purchased mining equipment for approximately $3,348,000 that is subject to a lease with American Energy Corp. and Ohio American Energy, Incorporated (collectively, “American Energy”). The lease expires on March 31, 2011. The payment and performance obligations of American Energy Corp. are secured by a guarantee of its parent company, Murray Energy Corporation.

On September 10, 2010, American Energy notified our Manager of their intention to purchase the mining equipment on lease from ICON Murray. On March 4, 2011, our Manager negotiated an end of lease term purchase price on behalf of ICON Murray for the equipment on lease to American Energy in the amount of approximately $1,798,000.

On May 26, 2009, our wholly-owned subsidiary ICON Murray II purchased mining equipment subject to a lease between Varilease Finance, Inc. (“Varilease”), as lessor, and American Energy Corp. and The Ohio Valley Coal Company, as lessees. The equipment was purchased from Varilease for approximately $3,196,000 and is subject to a 30-month lease that expires on December 31, 2011.

Motor Coaches

On April 1, 2009, our wholly-owned subsidiary ICON Coach acquired title to certain motor coaches from CUSA for approximately $5,314,000. The motor coaches are subject to a 60-month lease with CUSA that expires on March 31, 2014. The payment and performance obligations of CUSA are guaranteed by Coach America.

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

On April 1, 2010, we sold to an unaffiliated third party, Hardwood Partners, LLC (“Hardwood Partners”) a 5.46% nonvoting, noncontrolling interest in ICON Atlas for the purchase price of $550,000.  As a result, we recorded a gain on sale in the amount of approximately $1,000, which was included in members’ equity, and our economic interest in ICON Atlas was reduced to 49.54%, although our controlling interest remained at 55%.

Note Receivable Secured by Solar Panel Production Equipment

On August 13, 2007, we, along with a consortium of other lenders, entered into an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately-held manufacturer of solar panels, for the building of a new production facility.  The financing facility was set to mature on June 30, 2013 and was secured by the equipment as well as all other assets of Solyndra.  In connection with the transaction, we received a warrant for the purchase of up to 40,290 shares of Solyndra common stock at an exercise price of $4.96 per share.  The warrant is set to expire on April 6, 2014.  On July 27, 2008, Solyndra fully repaid the outstanding note receivable and the entire financing facility was terminated. We received approximately $4,437,000 from the repayment, which consisted of principal and accrued interest. The repayment did not affect the warrant held by us and we retain our rights thereunder. At December 31, 2010, our Manager determined that the fair value of this warrant was $70,669.

Note Receivable Secured by a Machine Paper Coating Manufacturing Line

On November 7, 2008, our wholly-owned subsidiary ICON Appleton, LLC (“ICON Appleton”) made a secured term loan to Appleton Papers, Inc. (“Appleton”) in the amount of $22,000,000. The loan is secured by a machine paper coating manufacturing line. Interest on the term note accrued at 12.5% per year and was payable monthly in arrears in accordance with the promissory note for a period of 60 months.

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

On April 1, 2010, we sold to Hardwood Partners a 5.10% noncontrolling interest in ICON Appleton for the purchase price of $1,000,000.  As of result, we recorded a gain on sale in the amount of approximately $6,000, which was included in members’ equity, and our controlling interest in ICON Appleton was reduced to 94.90%.

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

Notes Receivable Secured by Point-of-Sale Equipment

On November 25, 2008, ICON Northern Leasing, a joint venture among us, Fund Ten and Fund Eleven, purchased the Notes and received an assignment of the underlying master loan and security agreement (the “MLSA”), dated July 28, 2006. We, Fund Ten and Fund Eleven have ownership interests of 52.75%, 12.25% and 35%, respectively, in ICON Northern Leasing. The aggregate purchase price for the Notes was approximately $31,573,000, net of a discount of approximately $5,165,000. The Notes are secured by an underlying pool of leases for point-of-sale equipment. Northern Leasing Systems, Inc. (“Northern Leasing Systems”), the originator and servicer of the Notes, provided a limited guarantee of the MLSA for payment deficiencies up to approximately $6,355,000. The Notes accrue interest at rates ranging from 7.97% to 8.40% per year and require monthly payments ranging from approximately $183,000 to $422,000. The Notes were scheduled to mature between October 15, 2010 and August 14, 2011 and require balloon payments at the end of each note ranging from approximately $594,000 to $1,255,000. Our share of the purchase price of the Notes was approximately $16,655,000.

On December 23, 2010, ICON Northern Leasing restructured the Notes owned by it by extending each Note’s term and increasing each Note’s interest rate 1.50%.  Interest on the Notes now accrues at rates ranging from 9.47% to 9.895% per year and the Notes are scheduled to mature at various dates between December 15, 2011 and February 15, 2013.

On March 31, 2009, our wholly-owned subsidiary ICON Northern Leasing II provided a senior secured loan in the amount of approximately $7,870,000 (the “Northern Leasing II Loan”) to NCA XV and NCA XIV, pursuant to the MLSA dated March 31, 2009. The Northern Leasing II Loan accrues interest at a rate of 18% per year and is secured by a first priority security interest in an underlying pool of leases for point-of-sale equipment of NCA XV and a second priority security interest in an underlying pool of leases for point-of-sale equipment of NCA XIV (subject only to the first priority security interest of ICON Northern Leasing). Northern Leasing Systems, the originator and servicer of the Northern Leasing II Loan, provided a limited guarantee for payment deficiencies of up to 10% of the Northern Leasing II Loan, or approximately $787,000.

On December 23, 2010, ICON Northern Leasing II restructured the payment obligations under its loan with NCA XV and NCA XIV and extended the term of the loan through November 15, 2013.

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

On April 1, 2010, we sold to Hardwood Partners a 2.913% noncontrolling interest in ICON ION for the purchase price of $550,000.  As a result, we recorded a gain on sale in the amount of approximately $4,000, which was included in members’ equity, and our controlling interest in ICON ION was reduced to 52.09%.

Note Receivable Secured by Rail Support Construction Equipment

On December 23, 2009, ICON Quattro, a joint venture owned 55% by us and 45% by Fund Fourteen, participated in a £24,800,000 facility by making a second priority secured term loan to Quattro Plant in the amount of £5,800,000. Quattro Plant is a wholly-owned subsidiary of Quattro Group Limited (“Quattro Group”). The loan is secured by (i) all of Quattro Plant’s Construction Equipment and any other existing or future asset owned by Quattro Plant, (ii) all of Quattro Plant’s accounts receivable, and (iii) a mortgage over certain real estate in London, England owned by the majority shareholder of Quattro Plant. In addition, ICON Quattro received a key man insurance policy insuring the life of the majority shareholder of Quattro Plant in the amount of £5,500,000. All of Quattro Plant’s obligations under the loan are guaranteed by Quattro Group and its subsidiaries, Quattro Hire Limited and Quattro Occupational Academy Limited (collectively, the “Quattro Companies”).

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

Simultaneously with the consummation of ICON Quattro’s loan and the KBC Loan, ICON Quattro, KBC, Quattro Plant, Quattro Group, Quattro Hire Limited and Quattro Occupational Academy Limited entered into an intercreditor deed governing the relationship between ICON Quattro and KBC. In the event either ICON Quattro or KBC seeks to enforce its security interest under its respective loan, the proceeds from the enforcement of any security interest will be applied (i) first, to pay all costs and expenses incurred by or on behalf of ICON Quattro or KBC, (ii) second, to KBC in an amount that would allow KBC to receive its return on its investment, and (iii) third, to ICON Quattro in an amount that would allow ICON Quattro to receive its return on its investment.

On April 1, 2010, we sold to Hardwood Partners a 5.873% nonvoting, noncontrolling interest in ICON Quattro for the purchase price of $550,000.  As a result, we recorded a loss on sale in the amount of approximately $37,000, which was included in members’ equity, and our economic interest in ICON Quattro was reduced to 49.127%, although our controlling interest remained at 55%.

On September 20, 2010, ICON Quattro was notified that Quattro Plant was in default under its senior loan agreement with KBC. As a result of the default, Quattro Plant’s principal payment obligations to ICON Quattro were suspended.  During the suspension period, ICON Quattro received interest only payments from Quattro Plant. Subsequent to September 30, 2010, Quattro Plant cured the default under its senior loan agreement and was permitted to resume payments of principal to ICON Quattro beginning November 1, 2010. As of December 31, 2010, Quattro Plant had made all required payments due under the loan agreement.

On February 25, 2011, ICON Quattro was notified that Quattro Plant was in default under its senior loan agreement with PNC Financial Services UK Ltd. (“PNC,” f/k/a KBC).  As a result of the default, Quattro Plant’s principal payment obligations to ICON Quattro were suspended for a period of 28 days.  On March 7, 2011, ICON Quattro notified Quattro Plant that it was in default under its loan agreement relating to, among other things, its default under the senior loan agreement with PNC. Our Manager expects ICON Quattro to receive all past due principal amounts due under the loan agreement plus default interest.

Note Receivable Secured by Aframax Tankers

On June 30, 2010, our wholly-owned subsidiary ICON Palmali 12 participated in a $96,000,000 loan facility by making a second priority secured term loan to Ocean Navigation pursuant to the Palmali Loan Agreement.  The proceeds of the loan were used by Ocean Navigation to purchase two Aframax tanker vessels, the Shah Deniz and the Absheron (each a “Vessel”).  On July 28, 2010 and September 14, 2010, ICON Palmali 12 funded the loan in the aggregate amount of $9,600,000 to Ocean Navigation.  Interest on the secured term loan accrues at a rate of 15.25% per year and is payable quarterly in arrears for a period of 72 months from the delivery date of each Vessel.

Note Receivable Secured by Metal Cladding and Production Equipment

On September 1, 2010, we made a secured term loan to EMS in the amount of $3,200,000.  Interest on the loan accrues at a rate of 13% per year and is payable monthly in arrears for a period of 48 months.

Note Receivable Secured by Lifting and Transportation Equipment

On September 24, 2010, we participated in an approximately $150,000,000 loan facility by making a secured term loan to Northern Crane in the amount of $9,750,000.  Interest on the loan accrues at a rate of 15.75% per year and is payable quarterly in arrears for a period of 54 months beginning on October 1, 2010.  With the final payment, we will receive a one time balloon payment in the aggregate amount of 32.50% of the outstanding loan amount.

Acquisition Fees

In connection with the transactions that we entered into during the year ended December 31, 2010, we paid acquisition fees to our Manager in the aggregate amount of approximately $3,849,000.

Recently Adopted Accounting Pronouncements

In 2010, we adopted the accounting pronouncement related to the disclosures about the credit quality of financing receivables and the allowance for credit losses.  The pronouncement requires entities to provide disclosures designed to facilitate financial statements users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowances for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  The pronouncement is effective for our consolidated financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period will be required for our financial statements that include periods beginning on or after January 1, 2011.  See Note 2 to our consolidated financial statements.

In 2010, we adopted the accounting pronouncement relating to variable interest entities, which requires assessments at each reporting period of which party within the variable interest entity is considered the primary beneficiary and requires a number of new disclosures related to variable interest entities.  See Note 2 to our consolidated financial statements.

In 2010, we adopted the accounting pronouncement that amends the requirements for disclosures about the fair value of financial instruments, including the fair value of financial instruments for annual, as well as interim, reporting periods. This standard requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements.  Except for the Level 3 reconciliation disclosures, which will be effective for fiscal years beginning after December 15, 2010, the guidance became effective for us beginning January 1, 2010. See Note 2 to our consolidated financial statements.

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

Notes Receivable

Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs on originated loans are reported as other current and other non-current assets in our consolidated balance sheets. Unearned income, discounts and premiums are amortized to income as a component of interest income using the effective interest method in our consolidated statement of operations.  Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our consolidated balance sheets.

Notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due.  Additionally, we periodically review the creditworthiness of companies with payments outstanding less than 90 days.  Based upon our Manager’s judgment, accounts may be placed in a non-accrual status.  Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and we believe recovery of the remaining unpaid receivable is probable.  Revenue on non-accrual accounts is recognized only when cash has been received.

Initial Direct Costs

We capitalize initial direct costs associated with the origination and funding of leased assets and other financing transactions in accordance with the accounting pronouncement that accounts for nonrefundable fees and costs associated with originating or acquiring loans and initial direct costs of leases. These costs are amortized on a lease by lease basis based on the actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable in our consolidated statements of operations. Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense in our consolidated statements of operations.

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

Results of Operations for the Years Ended December 31, 2010 (“2010”) and 2009 (“2009”)

Our offering period ended on April 30, 2009 and our operating period commenced on May 1, 2009. We invested most of the net proceeds from our offering in equipment leases and other financing transactions. During our operating period, we have made and will continue to make investments with the cash generated from our initial investments and our additional investments to the extent that the cash is not used for expenses, reserves and distributions to members. As our investments mature, we may reinvest the proceeds in additional investments in equipment or other financing transactions. We anticipate incurring gains or losses on our investments during our operating period. Additionally, we expect to see our rental income and finance income increase, as well as related expenses, such as depreciation and amortization expense and interest expense. We anticipate that the fees we pay our Manager to operate and manage our investment portfolio will increase during this period as the value of, and volume of activity in, our investment portfolio increases.

Revenue for 2010 and 2009 is summarized as follows:

	Years Ended December 31,
	2010	2009	Change

Rental income	$61,086,036	$59,604,472	$1,481,564
Finance income	14,967,490	7,246,926	7,720,564
Income from investment in joint venture	626,726	573,040	53,686
Interest and other income	12,026,217	11,066,780	959,437
Gain on settlement of interfund agreement	1,056,555	-	1,056,555
Gain on prepayment of note receivable	1,082,257	-	1,082,257
Gain on sale of leased assets	521,909	-	521,909
Loss on assets held for sale	(297,864)	-	(297,864)

Total revenue	$91,069,326	$78,491,218	$12,578,108

Total revenue for 2010 increased $12,578,108, or 16.0%, as compared to 2009. The increase in total revenue was primarily due to an increase in finance income of approximately $7,721,000, which was primarily due to the acquisitions of (i) certain information technology equipment by ICON Broadview in December 2010 and June 2010 and (ii) the vessel by ICON Faulkner in January 2010.  In addition, we recorded a full year of finance income during 2010 relating to the acquisition of (i) the vessels by ICON Ionian and ICON Eclipse in October 2009, (ii) the vessel by ICON Stealth in June 2009 and (iii) the additional telecommunications equipment by ICON Global Crossing IV in March 2009. The increase in rental income of approximately $1,482,000 was primarily due to our recording a full year of rental income on the acquisitions of (i) the Gas Compressors by ICON Atlas in June 2009 and August 2009, (ii) the diving equipment by ICON Diving Marshall Islands in June 2009, (iii) the mining equipment by ICON Murray in February 2009 and ICON Murray II in May 2009, (iv) the motor coaches by ICON Coach in April 2009 and (v) the Barge by Victorious in March 2009. The gain on prepayment of the note receivable was due to the Appleton prepayment fee in the amount of approximately $1,210,000 that was made in conjunction with Appleton satisfying in full its remaining obligations under the loan agreement during November 2010. The gain on the settlement of the interfund agreement relating to financing provided to the MWU subsidiaries was recorded during 2010.

Expenses for 2010 and 2009 are summarized as follows:

	Years Ended December 31,
	2010	2009	Change

Management fees - Manager	$4,302,374	$3,390,239	$912,135
Administrative expense reimbursements - Manager	3,184,449	3,594,400	(409,951)
General and administrative	2,429,136	2,276,211	152,925
Interest	16,888,836	11,616,105	5,272,731
Depreciation and amortization	36,264,305	34,507,641	1,756,664
Bad debt expense	4,409,062	572,721	3,836,341
Impairment loss	5,648,959	3,429,316	2,219,643
Loss on financial instruments	247,772	25,642	222,130

Total expenses	$73,374,893	$59,412,275	$13,962,618

Total expenses for 2010 increased $13,962,618, or 23.5%, as compared to 2009. The increase in total expenses was primarily due to an increase in interest expense of approximately $5,273,000.  The increase in interest expense was primarily due to the interest incurred on the debt obligations owed by ICON Mynx, ICON Global Crossing IV, and ICON Faulkner in 2010.  In addition, we had a full year of interest incurred on the debt obligations owed by ICON Coach, ICON Ionian, ICON Eclipse, and ICON Stealth during 2010. The increase in total expenses was also due to the year over year increase in bad debt in the amount of approximately $3,836,000 relating to receivables of certain leases that were estimated not to be collectible. The increase in total expenses was also due to the year over year increase of approximately $2,220,000 in the non-cash impairment charge recorded by ICON EAR during 2010 as compared to 2009. The increase in depreciation and amortization expense of approximately $1,757,000 was primarily due to our recording a full year of depreciation and amortization on our acquisitions of (i) the Gas Compressors by ICON Atlas in June 2009 and August 2009, (ii) the diving equipment by ICON Diving Marshall Islands in June 2009, (iii) mining equipment by ICON Murray in February 2009 and ICON Murray II in May 2009, (iv) motor coaches by ICON Coach in April 2009, and (v) the Barge by Victorious in March 2009. Furthermore, the increase in depreciation and amortization expense was also due to the amortization expense for capitalized fees on direct finance leases for the acquisitions of (i) the technology equipment by ICON Broadview in December 2010 and June 2010, (ii) the vessel by ICON Faulkner in January 2010, (iii) the vessels by ICON Ionian and ICON Eclipse in October 2009, (iv) the vessel by ICON Stealth in June 2009 and (v) the telecommunications equipment by ICON Global Crossing IV in March 2009, as well as the amortization expense for capitalized fees on the notes receivable with the Northern Crane Loan and the EMS Loan in September 2010 and the notes receivable acquired by (i) ICON Quattro in December 2009, (ii) ICON ION in June 2009 and July 2009 and (iii) ICON Northern Leasing II in March 2009.

Noncontrolling Interests

Net income attributable to noncontrolling interests for 2010 increased $598,941, or 11.5%, as compared to 2009. The increase in net income attributable to noncontrolling interests was primarily due to (i) our investment in a controlling interest in ICON MW, an investment in which Fund Eleven has a noncontrolling interest, during 2010, (ii) Hardwood Partners’ investment in a noncontrolling interest in each of ICON Quattro, ICON Atlas, ICON ION and ICON Appleton during 2010 and (iii) our investments in controlling interests in ICON Quattro, ICON Atlas and ICON ION during 2009, which are investments in which Fund Fourteen has a noncontrolling interest. The increase was partially offset by the year over year increase in the non-cash impairment charges recorded by ICON EAR during 2010 and 2009, which is an investment in which Fund Eleven has a noncontrolling interest.

Net Income Attributable to Fund Twelve

As a result of the foregoing factors, net income attributable to us for 2010 and 2009 was $11,875,465 and $13,858,916, respectively. Net income attributable to us per weighted average additional Share for 2010 and 2009 was $33.72 and $41.08, respectively.

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

Total revenue for 2009 increased $49,144,716 as compared to 2008. The increase in total revenue was primarily due to increases in rental income of approximately $36,664,000 due to the acquisitions of (i) the Gas Compressors by ICON Atlas in June 2009 and August 2009, (ii) the Diving Equipment by ICON Diving Marshall Islands in June 2009, (iii) mining equipment by ICON Murray in February 2009 and ICON Murray II in May 2009, (iv) motor coaches by ICON Coach in April 2009, and (v) the Barge by Victorious in March 2009. In addition, we recorded a full year of rental income during 2009 related to the acquisitions of (i) marine vessels by ICON Carina Holdings and ICON Corona Holdings in December 2008, (ii) marine vessels by ICON Eagle Holdings in November 2008, (iii) additional manufacturing equipment by ICON EAR in June 2008, (iv) the Dragline by ICON Magnum in May 2008, (v) marine vessels by ICON Aegean and ICON Arabian in April 2008 and (vi) the additional telecommunications equipment by ICON Global Crossing IV in March 2008. The increase in interest and other income was primarily due to the interest received from the notes receivable invested in by ICON ION in June 2009 and July 2009 and ICON Northern Leasing II in March 2009 and the interest earned in our money market accounts. In addition, we recorded a full year of interest income for the notes receivable invested in by ICON Appleton and ICON Northern Leasing in November 2008. The increase in interest and other income was primarily offset by a decrease in interest income from Solyndra, as this note was paid in full in July 2008. The increase in finance income was primarily due to the acquisitions of (i) the vessel by ICON Eclipse and the Ocean Princess by ICON Ionian in October 2009, (ii) the other two vessels by ICON Mynx and ICON Stealth in June 2009, and (iii) the additional telecommunications equipment by ICON Global Crossing IV in March 2009. In addition, we recorded a full year of finance income during 2009 related to the acquisition of auto parts manufacturing equipment by ICON French Equipment II in March 2008.

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

Total expenses for 2009 increased $37,865,165 as compared to 2008. The increase in total expenses was primarily due to increases in depreciation and amortization expense of approximately $21,633,000 due to the acquisitions of (i) the Gas Compressors by ICON Atlas in June 2009 and August 2009, (ii) the Diving Equipment by ICON Diving Marshall Islands in June 2009, (iii) mining equipment by ICON Murray in February 2009 and ICON Murray II in May 2009, (iv) motor coaches by ICON Coach in April 2009, and (v) the Barge by Victorious in March 2009.  The increase in depreciation and amortization expense was also due to the amortization expense for capitalized fees on direct finance leases for (i) the vessel acquired by ICON Eclipse and the Ocean Princess acquired by ICON Ionian in October 2009, (ii) the other two vessels acquired by ICON Mynx and ICON Stealth in June 2009, and (iii) the additional telecommunications equipment acquired by ICON Global Crossing IV in March 2009, as well as the amortization expense for capitalized fees on the notes receivable invested in by ICON ION in June 2009 and July 2009 and ICON Northern Leasing II in March 2009. In addition, we recorded a full year of depreciation and amortization expense during 2009 related to the acquisitions of (i) marine vessels by ICON Carina Holdings and ICON Corona Holdings in December 2008, (ii) marine vessels by ICON Eagle Holdings in November 2008, (iii) the notes receivable invested in by ICON Appleton and ICON Northern Leasing in November 2008, (iv) the Dragline by ICON Magnum in May 2008, (v) marine vessels by ICON Aegean and ICON Arabian in April 2008 and (vi) auto parts manufacturing equipment by ICON French Equipment II in March 2008. The increase in interest expense was primarily due to the interest incurred on the non-recourse debt owed by ICON Eclipse, ICON Ionian, ICON Mynx, ICON Stealth, ICON Eagle Holdings, ICON Corona Holdings, ICON Carina Holdings, ICON Mayon, ICON Aegean and ICON Arabian. The increase in impairment loss was due to the impairment charge recognized on the semiconductor manufacturing equipment owned by ICON EAR in 2009. The increase in Management fees – Manager and Administrative expense reimbursements – Manager resulted from our increased investment in equipment subject to lease and other financing transactions during 2009. The increase in general and administrative expense was primarily due to the accounts receivable balance for ICON EAR that was charged to bad debt expense and the increase in professional fees during 2009.

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

Net Income Attributable to Fund Twelve

As a result of the foregoing factors, net income attributable to us for 2009 and 2008 was $13,858,916 and $5,942,580, respectively. Net income attributable to us per weighted average additional Share for 2009 and 2008 was $41.08 and $32.36, respectively.

Financial Condition

This section discusses the major balance sheet variances from 2010 compared to 2009.

Total Assets

Total assets decreased $26,728,806, from $620,978,386 at December 31, 2009 to $594,249,580 at December 31, 2010.  The decrease was primarily due to (i) the depreciation of leased equipment at cost, (ii) the sale and impairment of certain assets held for sale relating to EAR and (iii) cash distributions to our members and noncontrolling interests.  The decrease was partially offset by (i) the Leighton Mynx upgrades, (ii) the acquisition of the vessel made by ICON Faulkner and (iii) cash received from the remaining obligations satisfied under the loan agreement with Appleton and from the debt borrowed by ICON Global Crossing IV in June 2010.

Current Assets

Current assets decreased $3,417,039, from $78,149,655 at December 31, 2009 to $74,732,616 at December 31, 2010.  The decrease was due to (i) the sale and impairment of assets held for sale relating to ICON EAR in 2010, (ii) the decline in the current assets portion of the notes receivable balance due to scheduled repayments and (iii) cash distributions to our members and noncontrolling interests. The decrease was offset by (i) cash received from the remaining obligations satisfied under the loan agreement with Appleton, (ii) an increase in the current portion of the net investment in finance lease as a result of certain upgrades made to the vessel by ICON Mynx during 2010, (iii) the sale of certain leased equipment, (iv) cash received from the debt borrowed by ICON Global Crossing IV in June 2010 and (v) an increase in the current portion of the net investment in finance lease as a result of the acquisition of the vessel by ICON Faulkner in January 2010.

Total Liabilities

Total liabilities increased $4,190,822, from $279,343,161 at December 31, 2009 to $283,533,983 at December 31, 2010. The increase was primarily due to debt obligations incurred by ICON Mynx, ICON Global Crossing IV and ICON Faulkner and an increase in derivative instrument obligations during 2010. The increase was partially offset by scheduled repayments of our non-recourse long-term debt in 2010.

Current Liabilities

Current liabilities increased $15,735,341, from $58,299,215 at December 31, 2009 to $74,034,556 at December 31, 2010. The increase was primarily due to the current portion of non–recourse long-term debt obligations incurred by ICON Mynx, ICON Global Crossing IV and ICON Faulkner during 2010, and the increase in our derivative instrument obligations during 2010.

Equity

Equity decreased $30,919,628, from $341,635,225 at December 31, 2009 to $310,715,597 at December 31, 2010. The decrease was primarily due to the distributions paid to our members and noncontrolling interests and the change in fair value of derivative instruments and currency translation adjustments during 2010. The decrease was partially offset by net income and the investment in joint ventures by noncontrolling interests during 2010.

Liquidity and Capital Resources

Summary

At December 31, 2010 and 2009, we had cash and cash equivalents of $29,219,287 and $27,075,059, respectively. During our offering period, our main source of cash was from financing activities and our main use of cash was in investing activities. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from sale of our investments exceed expenses and decreasing as we enter into new investments, meet our debt obligations, pay distributions to our members and to the extent expenses exceed cash flows from operations and proceeds from sale of our investments.

We currently have adequate cash balances and generate a sufficient amount of cash flow from operating and financing activities to meet our short-term working capital requirements.  We expect to generate sufficient cash flows from operating and financing activities to sustain our working capital requirements in the foreseeable future. In the event that our working capital is not adequate to fund our short-term liquidity needs, we could borrow against our revolving line of credit to meet such requirements. Our revolving line of credit is discussed in further detail in “Revolving Line of Credit, Recourse” below.

We anticipate that our liquidity requirements for the remaining life of the fund will be financed by the expected results of operating and financing activities, as well as cash received from our investments at maturity.

We anticipate being able to meet our liquidity requirements into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.  See “Item 1A. Risk Factors.”

Cash Flows

The following table sets forth summary cash flow data:

	Years Ended December 31,
	2010	2009	2008

Net cash provided by (used in):

Operating activities	$44,770,484	$28,769,289	$13,684,207
Investing activities	9,124,414	(88,951,923)	(159,142,765)
Financing activities	(51,738,522)	41,819,222	168,713,518
Effects of exchange rates on cash and cash equivalents	(12,148)	30,093	(1,485)

Net increase (decrease) in cash and cash equivalents	$2,144,228	$(18,333,319)	$23,253,475

Note: See the Consolidated Statements of Cash Flows included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities

Cash provided by operating activities increased $16,001,195, from $28,769,289 in 2009 to $44,770,484 in 2010. The increase was primarily due to increases in the collection of finance leases, bad debt expense, impairment loss, depreciation and amortization and a decrease in the year over year increase in other assets in 2010. Such amounts were partially offset by an increase in finance income, a decrease net income during 2010 and a year over year increase in deferred revenue.

Investing Activities

Cash provided by investing activities increased $98,076,337, from a use of cash of $88,951,923 in 2009 to a source of cash of $9,124,414 in 2010.  We invested in three equipment leases and three other financing transactions during 2010 as compared to eleven equipment leases and three other financing transactions during 2009.  The decrease in the cash used in investing activities was also due to the increase in the repayments of a portion of our notes receivable and proceeds from the sale of equipment during 2010.

Financing Activities

Cash used in financing activities increased $93,557,744, from a source of cash of $41,819,222 in 2009 to a use of cash of $51,738,522 in 2010.  The net use of cash was primarily due to a decrease in the proceeds we received from the issuance of additional Shares as compared to 2009, as our offering period ended on April 30, 2009. The net use of cash in financing activities was also due to the decrease in the investment in joint ventures by noncontrolling interests, the net increase in our repayments of our non-recourse long-term debt and the increase in distributions paid to our members and noncontrolling interests.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at December 31, 2010 of $212,511,305.  Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender. If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.

Revolving Line of Credit, Recourse

We and certain entities managed by our Manager, Fund Eight B, Fund Nine, Fund Ten, Fund Eleven and Fund Fourteen (collectively, the “ICON Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with CB&T. The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the ICON Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the ICON Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At December 31, 2010, no amounts were accrued related to our joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the ICON Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the ICON Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at December 31, 2010 was 4.0%. In addition, the ICON Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

Aggregate borrowings by all Borrowers under the Facility amounted to $1,450,000 at December 31, 2010, all of which was borrowed by Fund Eleven. We had no borrowings outstanding under the Facility as of such date.  Subsequent to December 31, 2010, Fund Eleven repaid $1,450,000, which reduced its outstanding loan balance to $0.

Pursuant to the Loan Agreement, the ICON Borrowers are required to comply with certain covenants.  At December 31, 2010, the ICON Borrowers were in compliance with all covenants. For additional information, see Note 9 to our consolidated financial statements.

Distributions

We, at our Manager’s discretion, pay monthly distributions to our members and noncontrolling interests starting with the first month after each additional member’s admission and the commencement of our joint venture operations, respectively, and we expect to continue to pay such distributions until the end of our operating period. We paid distributions to our additional members of $33,648,098, $31,554,863 and $16,072,151, respectively, for the years ended December 31, 2010, 2009 and 2008.  We paid distributions to our Manager of $339,880, $318,725 and $162,440, respectively, for the years ended December 31, 2010, 2009 and 2008. We paid distributions to our noncontrolling interests of $15,576,612, $13,458,787 and $1,943,705, respectively, for the years ended December 31, 2010, 2009 and 2008.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2010, we had non-recourse debt obligations. The lender has a security interest in the majority of the equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the equipment.  In such cases, the lender is being paid directly by the lessee.  If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At December 31, 2010, our outstanding non-recourse long-term indebtedness was $212,511,305.  We are a party to the Facility and had no borrowings under the Facility at December 31, 2010.

Principal and interest maturities of our debt and related interest consisted of the following at December 31, 2010:

	Payments Due by Period
		Less Than 1	1 - 3	4 -5
	Total	Year	Years	Years

Non-recourse debt	$212,511,305	$56,271,731	$95,158,324	$61,081,250
Non-recourse interest	27,926,247	11,049,925	14,578,366	2,297,956

	$240,437,552	$67,321,656	$109,736,690	$63,379,206

The Participating Funds entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any financing provided to any subsidiary of MWU were to be shared among the Participating Funds in proportion to their respective capital investments.  The credit support agreement was terminated on September 30, 2010.

In connection with the acquisitions of the Eagle Auriga, the Eagle Centaurus, the Eagle Carina and the Eagle Corona, ICON Eagle Holdings, ICON Carina Holdings and ICON Corona Holdings maintain four restricted cash accounts with Paribas. These restricted cash accounts consist of the free cash balances that result from the difference between the bareboat charter payments from AET and the repayments on the non-recourse long-term debt to Paribas and DVB. The account of ICON Eagle Holdings is cross-collateralized and the free cash remains in the restricted cash account until an aggregate amount of $500,000 is funded into the account. Thereafter, all cash in excess of $500,000 can be distributed. The free cash for ICON Carina Holdings and ICON Corona Holdings remain in their restricted cash accounts until $500,000 is funded into each account. Thereafter, all free cash in excess of $500,000 can be distributed from the respective accounts.

In connection with the acquisitions of the Leighton Vessels, we, through ICON Mynx, ICON Stealth and ICON Eclipse, are required to maintain a minimum aggregate cash balance of $550,000 among the respective bank accounts of ICON Mynx, ICON Stealth and ICON Eclipse.

In connection with the acquisition of the Ocean Princess, we, through ICON Ionian, are required to maintain a minimum cash balance of $300,000 with Nordea at all times.

In connection with the acquisition of the Leighton Faulkner, we, through ICON Faulkner, are required to maintain a minimum cash balance of $75,000 with ICON Faulkner’s bank account.

The aforementioned cash amounts are presented within other non-current assets in our consolidated balance sheets as of December 31, 2010 and 2009.

We have entered into certain residual sharing and remarketing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas. The obligations related to these agreements are recorded at fair value.  As of December 31, 2010 and 2009, amounts recorded in aggregate for such obligations were approximately $835,000 and $879,000, respectively.

Off-Balance Sheet Transactions

None.

Subsequent Events

On March 29, 2011, we and Fund Fourteen entered into a joint venture, ICON AET Holdings, LLC (“ICON AET”),  owned 25% by the LLC and 75% by Fund Fourteen, for the purpose of acquiring two Aframax tankers and two Very Large Crude Carriers (the “VLCCs”).  The Aframax tankers were each acquired for a purchase price of $13,000,000, of which $9,000,000 of non-recourse debt was borrowed from DVB, and were simultaneously bareboat chartered to AET for a period of three years.  The VLCCs were each acquired for a purchase price of $72,000,000, of which $55,000,000 of non-recourse debt was borrowed from DVB, and were simultaneously bareboat chartered to AET for a period of 10 years.

To acquire the vessels, wholly-owned subsidiaries of ICON AET borrowed an aggregate amount of $128,000,000 in non-recourse debt (the "Loan") from DVB pursuant to the terms of a loan agreement. The proceeds of the Loan used to purchase the Aframax tankers have a three year term and the proceeds of the Loan used to purchase the VLCCs have a 10 year term. The Loan is secured by, among other things, a first priority security interest in each of the vessels, the earnings from each of the vessels, and the equity interests of each of ICON AET’s subsidiaries that directly owns a vessel.  The obligations of AET under each of the bareboat charters are guaranteed by AET’s parent, AET Tanker Holdings Sdn. Bhd.

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

We currently have thirteen outstanding notes payable, which are our non-recourse debt obligations.  With respect to the non-recourse debt that is subject to variable interest, the interest rate for each non-recourse debt obligation is fixed pursuant to an interest rate swap to allow us to mitigate interest rate fluctuations.  As a result, we consider this a fixed position and, therefore, the conditions in the credit markets as of December 31, 2010 have not had any impact on us.  In addition, we have considered the risk of counterparty performance of our interest rate swaps by considering, among other things, the credit agency ratings of our counterparties.  Based on this assessment, we believe that the risk of counterparty non-performance is minimal.  With respect to our revolving line of credit, which is subject to a variable interest rate, we have no outstanding amounts due as of December 31, 2010.  Our Manager has evaluated the impact of the condition of the credit markets on our future cash flows and we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further.

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

To hedge our variable interest rate risk, we have and may in the future enter into interest rate swap contracts that will effectively convert the underlying floating interest rates to a fixed interest rate. In general, these swap agreements will reduce our interest rate risk associated with variable interest rate borrowings.  However, we will be exposed to and will manage credit risk associated with our counterparties to our swap agreements by dealing only with institutions our Manager considers financially sound.  See Note 11 to our consolidated financial statements.

As of December 31, 2010, we had twelve floating-to-fixed interest rate swaps, one relating to each of ICON Stealth, ICON Eclipse, ICON Eagle Corona Holdings, ICON Eagle Carina Holdings, ICON Aegean, ICON Arabian Express, LLC and ICON Mayon, two relating to ICON Eagle Holdings, and three relating to ICON Mynx, that are designated and qualifying as cash flow hedges with an aggregate notional amount of $186,304,333. These interest rate swaps have maturity dates ranging from July 25, 2011 to September 30, 2014.

As of December 31, 2010, we had two interest rate swaps, one relating to each of ICON Faulkner and ICON Ionian, with an aggregate notional balance of $15,625,806 that are not speculative and are used to meet our objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. Our hedging strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. The interest rate swaps involve the receipt of floating-rate interest payments from a counterparty in exchange for us making fixed interest rate payments over the life of the agreement without exchange of the underlying notional amount.

We manage our exposure to equipment and residual risk by monitoring the markets our equipment is in and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON Leasing Fund Twelve, LLC

We have audited the accompanying consolidated balance sheets of ICON Leasing Fund Twelve, LLC (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Leasing Fund Twelve, LLC at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

March 29, 2011
New York, New York

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$29,219,287	$27,075,059
Current portion of net investment in finance leases	23,535,746	17,565,862
Current portion of notes receivable	16,178,391	22,786,334
Other current assets	3,303,029	1,740,046
Assets held for sale, net	2,496,163	8,982,354

Total current assets	74,732,616	78,149,655

Non-current assets:
Net investment in finance leases, less current portion	155,010,865	139,014,358
Leased equipment at cost (less accumulated depreciation of
$76,473,310 and $43,506,562, respectively)	301,715,924	335,480,153
Notes receivable, less current portion	45,393,778	51,122,271
Investment in joint venture	3,864,617	4,609,644
Other non-current assets, net	13,531,780	12,602,305

Total non-current assets	519,516,964	542,828,731

Total Assets	$594,249,580	$620,978,386

Liabilities and Equity

Current liabilities:
Current portion of non-recourse long-term debt	$56,271,731	$43,305,938
Derivative instruments	7,481,194	4,779,552
Deferred revenue	7,063,111	6,576,971
Due to Manager and affiliates	319,479	482,301
Accrued expenses and other current liabilities	2,899,041	3,154,453

Total current liabilities	74,034,556	58,299,215

Non-current liabilities:
Non-recourse long-term debt, less current portion	156,239,574	176,961,900
Other non-current liabilities	53,259,853	44,082,046

Total non-current liabilities	209,499,427	221,043,946

Total Liabilities	283,533,983	279,343,161

Commitments and contingencies (Note 17)

Equity:
Members' Equity:
Additional Members	256,441,129	278,405,366
Manager	(522,927)	(301,542)
Accumulated other comprehensive loss	(7,989,946)	(5,024,109)

Total Members' Equity	247,928,256	273,079,715

Noncontrolling Interests	62,787,341	68,555,510

Total Equity	310,715,597	341,635,225

Total Liabilities and Equity	$594,249,580	$620,978,386

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009	2008

Revenue:
Rental income	$61,086,036	$59,604,472	$22,940,645
Finance income	14,967,490	7,246,926	3,695,178
Income from investment in joint venture	626,726	573,040	325,235
Interest and other income	12,026,217	11,066,780	2,385,444
Gain on settlement of interfund
agreement (Note 4)	1,056,555	-	-
Gain on prepayment of note receivable	1,082,257	-	-
Gain on sale of leased assets	521,909	-	-
Loss on assets held for sale	(297,864)	-	-

Total revenue	91,069,326	78,491,218	29,346,502

Expenses:
Management fees - Manager	4,302,374	3,390,239	1,474,993
Administrative expense reimbursements - Manager	3,184,449	3,594,400	2,705,118
General and administrative	2,429,136	2,276,211	1,350,134
Interest	16,888,836	11,616,105	3,086,275
Depreciation and amortization	36,264,305	34,507,641	12,875,095
Bad debt expense	4,409,062	572,721	-
Impairment loss (Note 6)	5,648,959	3,429,316	-
Loss on financial instruments	247,772	25,642	55,495

Total expenses	73,374,893	59,412,275	21,547,110

Net income	17,694,433	19,078,943	7,799,392

Less: Net income attributable to noncontrolling interests	(5,818,968)	(5,220,027)	(1,856,812)

Net income attributable to Fund Twelve	$11,875,465	$13,858,916	$5,942,580

Net income attributable to Fund Twelve allocable to:
Additional Members	$11,756,710	$13,720,327	$5,883,154
Manager	118,755	138,589	59,426

	$11,875,465	$13,858,916	$5,942,580

Weighted average number of additional shares of
limited liability company interests outstanding	348,679	333,979	181,777

Net income attributable to Fund Twelve per weighted
average additional share of limited liability company
interests outstanding	$33.72	$41.08	$32.36

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional
	Shares of			Accumulated
	Limited Liability			Other	Total
	Company Interests	Additional Members	Manager	Comprehensive Loss	Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2007	93,805	$79,657,951	$(18,392)	$(349,950)	$79,289,609	$10,862,758	$90,152,367

Comprehensive income:
Net income	-	5,883,154	59,426	-	5,942,580	1,856,812	7,799,392
Change in valuation of
derivative instruments	-	-	-	(4,455,706)	(4,455,706)	(279,661)	(4,735,367)
Currency translation adjustment	-	-	-	(945,976)	(945,976)	-	(945,976)
Total comprehensive income					540,898	1,577,151	2,118,049
Proceeds from issuance of additional shares
of limited liability company interests	180,184	179,455,836	-	-	179,455,836	-	179,455,836
Sales and offering expenses	-	(19,564,022)	-	-	(19,564,022)	-	(19,564,022)
Cash distributions	-	(16,072,151)	(162,440)	-	(16,234,591)	(1,943,705)	(18,178,296)
Investments in joint ventures by noncontrolling interests	-	-	-	-	-	29,608,538	29,608,538

Balance, December 31, 2008	273,989	229,360,768	(121,406)	(5,751,632)	223,487,730	40,104,742	263,592,472

Comprehensive income:
Net income	-	13,720,327	138,589	-	13,858,916	5,220,027	19,078,943
Change in valuation of
derivative instruments	-	-	-	555,127	555,127	231,872	786,999
Currency translation adjustment	-	-	-	172,396	172,396	-	172,396
Total comprehensive income					14,586,439	5,451,899	20,038,338
Proceeds from issuance of additional shares
of limited liability company interests	74,837	74,561,816	-	-	74,561,816	-	74,561,816
Sales and offering expenses	-	(7,580,626)	-	-	(7,580,626)	-	(7,580,626)
Cash distributions	-	(31,554,863)	(318,725)	-	(31,873,588)	(13,458,787)	(45,332,375)
Shares of limited liability company interests repurchased	(117)	(102,056)	-	-	(102,056)	-	(102,056)
Investments in joint ventures by noncontrolling interests	-	-	-	-	-	36,457,656	36,457,656

Balance, December 31, 2009	348,709	278,405,366	(301,542)	(5,024,109)	273,079,715	68,555,510	341,635,225

Comprehensive income:
Net income	-	11,756,710	118,755	-	11,875,465	5,818,968	17,694,433
Change in valuation of
derivative instruments	-	-	-	(2,233,508)	(2,233,508)	47,876	(2,185,632)
Currency translation adjustment	-	-	-	(732,329)	(732,329)	-	(732,329)
Total comprehensive income					8,909,628	5,866,844	14,776,472
Cash distributions	-	(33,648,098)	(339,880)	-	(33,987,978)	(15,576,612)	(49,564,590)
Shares of limited liability company interests repurchased	(59)	(47,129)	-	-	(47,129)	-	(47,129)
Investments in joint ventures by noncontrolling interests	-	(25,720)	(260)	-	(25,980)	3,941,599	3,915,619

Balance, December 31, 2010	348,650	$256,441,129	$(522,927)	$(7,989,946)	$247,928,256	$62,787,341	$310,715,597

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income	$17,694,433	$19,078,943	$7,799,392
Adjustments to reconcile net income to net cash provided by
operating activities:
Rental income paid directly to lenders by lessees	(37,274,684)	(36,136,272)	(11,314,201)
Finance income	(14,967,490)	(7,246,926)	(3,695,178)
Income from investment in joint venture	(626,726)	(573,040)	(325,235)
Depreciation and amortization	36,264,305	34,507,641	12,875,095
Interest expense on non-recourse financing paid directly
to lenders by lessees	6,135,867	7,422,605	2,944,076
Interest expense from amortization of debt financing costs	1,251,909	959,712	142,199
Accretion of seller's credit and other	2,261,077	756,948	-
Impairment loss	5,648,959	3,429,316	-
Bad debt expense	4,409,062	572,721	-
Gain on settlement of interfund agreement	(1,056,555)	-	-
Gain on prepayment of note receivable	(1,082,257)	-	-
Gain on sale of leased assets	(521,909)	-	-
Loss on assets held for sale	297,864	-	-
Loss on financial instruments	247,772	25,642	55,495
Changes in operating assets and liabilities:
Collection of finance leases	32,015,785	15,788,477	9,244,453
Other assets, net	(5,921,316)	(11,727,785)	(4,617,634)
Accrued expenses and other current liabilities	(1,926,815)	(692,743)	1,194,823
Deferred revenue	615,268	1,968,260	(1,342,076)
Due to/from Manager and affiliates, net	679,209	62,750	397,763
Distributions from joint venture	626,726	573,040	325,235

Net cash provided by operating activities	44,770,484	28,769,289	13,684,207

Cash flows from investing activities:
Purchase of equipment	(8,701,948)	(69,304,587)	(120,866,253)
Proceeds from sale of equipment	2,962,240	-	-
Investment in joint venture	-	-	(5,615,735)
Distributions received from joint venture in excess of profits	745,027	765,255	240,836
Restricted cash	(921,979)	(1,071,816)	-
Investment in notes receivable	(22,550,000)	(38,359,443)	(38,599,487)
Repayment of notes receivable	37,591,074	19,018,668	5,697,874

Net cash provided by (used in) investing activities	9,124,414	(88,951,923)	(159,142,765)

Cash flows from financing activities:
Proceeds from non-recourse long-term debt	12,448,656	3,205,167	27,000,000
Repayments of non-recourse long-term debt	(17,439,876)	(1,740,000)	-
Issuance of additional shares of limited liability company interests,
net of sales and offering expenses	-	66,981,190	159,891,814
Shares of limited liability company interests repurchased	(47,129)	(102,056)	-
Investment in joint ventures by noncontrolling interests	2,864,417	18,807,296	-
Distributions to noncontrolling interests	(15,576,612)	(13,458,787)	(1,943,705)
Cash distributions to members	(33,987,978)	(31,873,588)	(16,234,591)

Net cash (used in) provided by financing activities	(51,738,522)	41,819,222	168,713,518

Effects of exchange rates on cash and cash equivalents	(12,148)	30,093	(1,485)

Net increase (decrease) in cash and cash equivalents	2,144,228	(18,333,319)	23,253,475

Cash and cash equivalents, beginning of the year	27,075,059	45,408,378	22,154,903

Cash and cash equivalents, end of the year	$29,219,287	$27,075,059	$45,408,378

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$7,254,306	$1,723,285	$-

Supplemental disclosure of non-cash investing and financing activities:

Principal and interest on non-recourse long-term debt
paid directly to lenders by lessees	$37,274,684	$36,136,272	$11,314,201

Equipment purchased with non-recourse long-term debt paid directly by lender	$28,450,000	$85,300,000	$121,699,640

Equipment purchased with subordinated financing provided by seller	$11,000,000	$58,300,000	$-

Investment in joint venture by noncontrolling interest	$1,051,201	$18,381,998	$28,548,220

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

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

The LLC’s principal investment objective is to obtain the maximum economic return from its investments for the benefit of its members.  To achieve this objective, the LLC: (i) acquires a diversified portfolio by making investments in leases, notes receivable and other financing transactions; (ii) makes monthly cash distributions, at the LLC’s manager’s discretion, to its members commencing the month after each member’s admission to the LLC, continuing until the end of the operating period; (iii) reinvests substantially all undistributed cash from operations and cash from sales of equipment and other financing transactions during the operating period; and (iv) will dispose of its investments and distribute the excess cash from such dispositions to its members beginning with the commencement of the liquidation period.  The LLC is currently in its operating period, which commenced on May 1, 2009.

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

The LLC’s offering period ended on April 30, 2009, and its operating period commenced on May 1, 2009. Through April 30, 2009, the LLC sold approximately 348,826 Shares, including approximately 11,393 Shares issued in connection with the LLC’s Distribution Reinvestment Plan, representing $347,686,947 of capital contributions. Through December 31, 2010, 176 Shares have been repurchased by the LLC pursuant to its repurchase plan. Beginning with the Commencement of Operations through December 31, 2010, the LLC paid $26,995,024 of sales commissions to third parties, $5,488,440 of organizational and offering expense allowance to the Manager and $6,748,756 of underwriting fees to ICON Securities Corp., a wholly-owned subsidiary of the Manager (“ICON Securities”), the dealer-manager of the LLC’s offering.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

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

The LLC reports noncontrolling interests as a separate component of consolidated equity and net income attributable to the noncontrolling interest is included in consolidated net income. The attribution of income between controlling and noncontrolling interests is disclosed on the accompanying consolidated statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(2)	Summary of Significant Accounting Policies - continued

The LLC’s cash and cash equivalents are held principally at two financial institutions and at times may exceed insured limits.  The LLC has placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

Risks and Uncertainties

In the normal course of business, the LLC is exposed to two significant types of economic risk: credit and market.   Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to lessees, borrowers or other counterparties are dispersed across different industry segments within the United States of America and throughout the world.  Although the LLC does not currently foresee a concentrated credit risk associated with its lessees, borrowers or other counterparties, contractual payments are dependent upon the financial stability of the industry segments in which such counterparties operate.  See Note 14 for a discussion of concentrations of risk.

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
December 31, 2010

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
December 31, 2010

(2)	Summary of Significant Accounting Policies - continued

For notes receivable, the LLC uses the effective interest rate method to recognize interest income, which produces a constant periodic rate of return on the investment, when earned.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due.  Additionally, the LLC periodically reviews the creditworthiness of companies with payments outstanding less than 90 days.  Based upon the Manager’s judgment, accounts may be placed in a non-accrual status.  Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the LLC believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received. No allowance was deemed necessary at December 31, 2010 and 2009.

Notes Receivable

Notes receivable are reported in the LLC’s consolidated balance sheets at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs on originated loans are reported as other current and other non-current assets in the LLC’s consolidated balance sheets. Unearned income, discounts and premiums are amortized to interest income using the effective interest rate method in the LLC’s consolidated statements of operations. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in the LLC’s consolidated balance sheets. Notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the LLC periodically reviews the creditworthiness of companies with payments outstanding less than 90 days.  Based upon the Manager’s judgment, accounts may be placed in a non-accrual status.  Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the LLC believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Initial Direct Costs

The LLC capitalizes initial direct costs associated with the origination and funding of leased assets and other financing transactions in accordance with the accounting pronouncement that accounts for nonrefundable fees and costs associated with originating or acquiring loans and initial direct costs of leases. These costs are amortized on a lease by lease basis based on the actual lease term using a straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in the LLC’s consolidated statements of operations. Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense in the LLC’s consolidated statement of operations.

Acquisition Fees

Pursuant to the LLC Agreement, the LLC pays acquisition fees to the Manager equal to 3% of the purchase price of the LLC’s investments. These fees are capitalized and included in the cost of the investment in the LLC’s consolidated balance sheets.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

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
December 31, 2010

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

Recently Adopted Accounting Pronouncements

In 2010, the LLC adopted the accounting pronouncement related to the disclosures about the credit quality of financing receivables and the allowance for credit losses. The pronouncement requires entities to provide disclosures designed to facilitate financial statements users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowances for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  The pronouncement is effective for our consolidated financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period will be required for the LLC’s financial statements that include periods beginning on or after January 1, 2011. The adoption of these additional disclosures did not have a material effect on the LLC’s consolidated financial statements as of December 31, 2010.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(2)	Summary of Significant Accounting Policies - continued

In 2010, the LLC adopted the accounting pronouncement relating to variable interest entities, which requires assessments at each reporting period of which party within the variable interest entity is considered the primary beneficiary and requires a number of new disclosures related to variable interest entities.  The adoption of this guidance did not have a material effect on the LLC’s consolidated financial statements as of December 31, 2010.

In 2010, the LLC adopted the accounting pronouncement that amends the requirements for disclosures about the fair value of financial instruments, including the fair value of financial instruments for annual, as well as interim, reporting periods. This standard requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements.  Except for the Level 3 reconciliation disclosures, which will be effective for fiscal years beginning after December 15, 2010, the guidance became effective for the LLC beginning January 1, 2010. The adoption of this accounting pronouncement did not have a material effect on the LLC’s consolidated financial statements as of December 31, 2010.

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following at December 31, 2010 and 2009:

	2010	2009

Minimum rents receivable	$225,642,237	$203,775,000
Estimated residual values	21,928,543	16,545,104
Initial direct costs, net	5,657,967	5,663,856
Unearned income	(74,682,136)	(69,403,740)

Net investment in finance leases	178,546,611	156,580,220

Less: Current portion of net
investment in finance leases	23,535,746	17,565,862

Net investment in finance leases,
less current portion	$155,010,865	$139,014,358

Telecommunications Equipment

During 2007, the LLC’s wholly-owned subsidiary ICON Global Crossing IV, LLC (“ICON Global Crossing IV”) purchased telecommunications equipment for approximately $21,294,000 that is subject to a lease with Global Crossing Telecommunications, Inc. (“Global Crossing”). The lease expires on November 30, 2011.

During March 2009, ICON Global Crossing IV purchased additional telecommunications equipment for approximately $3,859,000 that is subject to a lease with Global Crossing. The lease expires on March 31, 2012.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(3)	Net Investment in Finance Leases - continued

On June 29, 2010, the LLC’s wholly-owned subsidiary ICON Broadview, LLC (“ICON Broadview”) entered into a master lease agreement for information technology equipment with Broadview Networks Holdings, Inc. and Broadview Networks Inc. (collectively, “Broadview”), pursuant to which ICON Broadview will acquire up to four schedules of information technology equipment, which will be leased to Broadview. The aggregate purchase price for the equipment will be equal to at least $5,000,000.

On July 15, 2010, ICON Broadview purchased information technology equipment for the purchase price of approximately $602,000 and simultaneously leased the equipment to Broadview.  The base term of the schedule is for a period of 36 months, which commenced on August 1, 2010.

On August 17, 2010, ICON Broadview purchased information technology equipment for the purchase price of approximately $613,000 and simultaneously leased the equipment to Broadview.  The base term of the schedule is for a period of 36 months, which commenced on September 1, 2010.

On December 23, 2010, ICON Broadview purchased information technology equipment for the purchase price of approximately $1,860,000 and simultaneously leased the equipment to Broadview. The base term of the schedule is for a period of 36 months, which commenced on January 1, 2011.

Manufacturing Equipment

On March 3, 2008, the LLC’s wholly-owned subsidiary ICON French Equipment II, LLC (“ICON French Equipment II”) purchased auto parts manufacturing equipment and simultaneously leased back the equipment to Sealynx Automotive Transieres SAS (“Sealynx”).  The purchase price was approximately $11,626,000 (€7,638,400). The lease term commenced on March 3, 2008 and continues for a period of 60 months from such date.   As additional security for Sealynx’s obligations under the lease, the LLC granted a lien on property owned by Sealynx in France, valued at €3,746,400 at the acquisition date, and a guarantee from Sealynx’s parent company, Sealynx Automotive Holding.

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

On July 5, 2010, Sealynx filed for a conciliation procedure with the Commercial Court of Nanterre requesting that it be permitted to repay, over a two year period, approximately $1,900,000 of rental payments that had been due to the LLC on July, 1 2010.

As a result of recent offers to purchase the equipment under lease by ICON French Equipment II made by third parties during 2011 and the uncertainty regarding the LLC’s ability to collect all remaining amounts that are due under the lease, the LLC recorded approximately $4,409,000 of bad debt expense during the year ended December 31, 2010 to write the asset down to net realizable value.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(3)	Net Investment in Finance Leases - continued

Marine Vessels

On June 26, 2009, the LLC’s wholly-owned subsidiaries ICON Mynx Pte. Ltd. (“ICON Mynx”), ICON Stealth Pte. Ltd. (“ICON Stealth”) and ICON Eclipse Pte. Ltd. (“ICON Eclipse”), each a Singapore corporation, executed Memoranda of Agreement (“MOA”) to purchase three barges (each a “Leighton Vessel” and collectively the “Leighton Vessels”) from Leighton Contractors (Singapore) Pte. Ltd. (“Leighton”) for an aggregate purchase price of $133,000,000. Simultaneously with the execution of the MOA, each of ICON Mynx, ICON Stealth and ICON Eclipse entered into a bareboat charter to charter the vessel that it owns to Leighton for a term of 96 months. During the term of the bareboat charters, Leighton will have the option to purchase each of the Leighton Vessels for a specified purchase option price on the dates defined in each respective bareboat charter. All of Leighton’s obligations are guaranteed by its ultimate parent company, Leighton Holdings Limited (“Leighton Holdings”), a publicly traded company that is listed on the Australian Stock Exchange.

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

On October 28, 2009, ICON Eclipse purchased the remaining third Leighton Vessel from Leighton for $75,000,000. To purchase the Leighton Vessel, ICON Eclipse borrowed $45,000,000 of senior debt (the “Eclipse Senior Tranche”) pursuant to the Facility Agreement and $26,500,000 of subordinated seller’s credit (the “Eclipse Subordinated Tranche”) pursuant to the Seller’s Credit Agreement. The Eclipse Senior Tranche will be repaid by the LLC in 20 quarterly principal and interest payments beginning on December 31, 2009. The interest-free Eclipse Subordinated Tranche will be repaid by the LLC in eight annual principal payments beginning on October 28, 2010. The Eclipse Subordinated Tranche is recorded on a discounted basis within other non-current liabilities and is being accreted to its carrying value as interest expense over its term.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(3)	Net Investment in Finance Leases - continued

On March 31, 2010, ICON Mynx entered into an agreement with Leighton Offshore Pte. Ltd. (“Leighton Offshore”) to upgrade the accommodation and work barge, the Leighton Mynx, by acquiring certain equipment and making certain upgrades to the Leighton Mynx in an amount equal to $20,000,000. The upgrades include the addition of a helicopter deck, as well as a new crane and accommodation unit. The cost of the upgrades was financed with $2,000,000 in cash and $18,000,000 in non-recourse indebtedness, which included an interest-free $4,000,000 of subordinated contractor’s credit and $14,000,000 of senior debt pursuant to an amended senior facility agreement (the “Amended Facility Agreement”) with Standard Chartered. The Amended Facility Agreement will be repaid in quarterly installments beginning on March 31, 2011 and interest has been fixed pursuant to a swap agreement with Standard Chartered. In consideration for financing the upgrades, ICON Mynx and Leighton Offshore agreed to amend the bareboat charter for the Leighton Mynx to, among other things, increase the amount of monthly charter hire payable by Leighton Offshore and increase the purchase option price at the expiry of the charter. All of Leighton Offshore's obligations are guaranteed by Leighton Holdings.

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

On November 12, 2010, the upgrade to the Leighton Mynx was completed and the barge resumed operations. All of Leighton Offshore’s obligations are guaranteed by Leighton Holdings.

On October 30, 2009, ICON Ionian, LLC (“ICON Ionian”), a Marshall Islands limited liability company that is wholly-owned by the LLC, purchased a product tanker vessel, the Ocean Princess (the “Ocean Princess”), from Lily Shipping Ltd. (“Lily Shipping”), a wholly-owned subsidiary of the Ionian Group (“Ionian”), for the purchase price of $10,750,000. Simultaneously with the purchase, the Ocean Princess was bareboat chartered back to Lily Shipping for 60 months. The purchase price was funded by (i) a non-recourse loan in the amount of $5,500,000 from Nordea Bank Norge ASA (“Nordea”), (ii) $950,000 in cash and (iii) a subordinated, non-interest bearing $4,300,000 seller’s credit to Lily Shipping, which is due upon the sale of the Ocean Princess in accordance with the terms of the bareboat charter. If an event of default occurs, ICON Ionian’s obligation to repay the seller’s credit to Lily Shipping is terminated.  The obligations of Lily Shipping are guaranteed by Delta Petroleum Ltd., a wholly-owned subsidiary of Ionian. The seller’s credit to Lily Shipping is recorded on a discounted basis within other non-current liabilities and is being accreted to its carrying value as interest expense over its term.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(3)	Net Investment in Finance Leases - continued

On December 18, 2009, the LLC’s wholly-owned subsidiary ICON Faulkner, LLC (“ICON Faulkner”) entered into a Memorandum of Agreement (the “Faulkner MOA”) to purchase the pipelay barge, the Leighton Faulkner, from Leighton Contractors (Asia) Limited (“Leighton Contractors”) for $20,000,000. Simultaneously with the execution of the Faulkner MOA, ICON Faulkner entered into a bareboat charter with Leighton Contractors for a period of 96 months commencing on January 5, 2010. The purchase price for the Leighton Faulkner was funded by $1,000,000 in cash and $19,000,000 in non-recourse indebtedness, which included $12,000,000 of senior debt pursuant to a senior facility agreement with Standard Chartered and an interest free $7,000,000 subordinated seller’s credit. The subordinated seller’s credit is recorded on a discounted basis within other non-current liabilities and is being accreted to its carrying value as interest expense over its term. The loan from Standard Chartered has a term of five years, with an option to extend for another three years. The interest rate has been fixed pursuant to a swap agreement. All of Leighton Contractors’ obligations are guaranteed by Leighton Holdings.

Non-cancelable minimum annual amounts due on investment in finance leases over the next five years were as follows at December 31, 2010:

Years Ending December 31,

2011	$36,698,912
2012	27,028,296
2013	26,332,081
2014	29,429,530
2015	23,770,530
Thereafter	82,382,888

$225,642,237

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at December 31, 2010 and 2009:

	2010	2009
Marine vessels and equipment	$316,103,074	$316,103,074
Manufacturing equipment	18,762,219	19,559,700
Mining equipment	20,122,452	20,122,452
Telecommunications equipment	6,116,887	6,116,887
Motor coaches	5,473,082	5,473,082
Gas compressors	11,611,520	11,611,520
	378,189,234	378,986,715
Less: Accumulated depreciation	76,473,310	43,506,562

	$301,715,924	$335,480,153

Depreciation expense was $33,588,592, $32,869,210 and $12,354,313 for the years ended December 31, 2010, 2009 and 2008, respectively.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(4)	Leased Equipment at Cost - continued

Marine Vessels and Equipment

On June 26, 2007, the LLC and ICON Income Fund Ten, LLC (“Fund Ten”), an entity also managed by the Manager, formed ICON Mayon, LLC (“ICON Mayon”), with ownership interests of 51% and 49%, respectively. On July 24, 2007, ICON Mayon purchased a 98,507 deadweight ton (“DWT”) Aframax product tanker, the Mayon Spirit, from an affiliate of Teekay Corporation (“Teekay”). The purchase price for the Mayon Spirit was approximately $40,250,000, with approximately $15,312,000 funded in the form of a capital contribution to ICON Mayon and approximately $24,938,000 of non-recourse debt borrowed from BNP Paribas (“Paribas,” f/k/a Fortis Bank SA/NV). Simultaneously with the closing of the purchase of the Mayon Spirit, the Mayon Spirit was bareboat chartered back to Teekay for a term of 48 months.  The charter commenced on July 24, 2007. The total capital contributions made to ICON Mayon were approximately $16,020,000.

On April 24, 2008, the LLC’s wholly-owned subsidiaries, ICON Arabian Express, LLC (“ICON Arabian”) and ICON Aegean Express, LLC (“ICON Aegean”), acquired two containership vessels from Vroon Group B.V. (“Vroon”), the Aegean Express and the Far Vizag (f/k/a the Arabian Express) (collectively, the “Vroon Vessels”), for an aggregate purchase price of $51,000,000, of which $38,700,000 of non-recourse debt was borrowed from Paribas. Simultaneously with the purchase, the Vroon Vessels were bareboat chartered back to the subsidiaries of Vroon for a period of 72 months.

On November 18, 2008, ICON Eagle Auriga Pte. Ltd. (“ICON Eagle Auriga”), a wholly-owned subsidiary of ICON Eagle Holdings, LLC (“ICON Eagle Holdings”), purchased an Aframax product tanker, the M/V Eagle Auriga (the “Eagle Auriga”), from Aframax Tanker I AS for $42,000,000, of which $28,000,000 of non-recourse debt was borrowed from Paribas and DVB Bank SE (“DVB”). On November 21, 2008, ICON Eagle Centaurus Pte. Ltd. (“ICON Eagle Centaurus”), also a wholly-owned subsidiary of ICON Eagle Holdings, purchased an Aframax product tanker, the M/V Eagle Centaurus (the “Eagle Centaurus”), for $40,500,000, of which $27,000,000 of non-recourse debt was borrowed from Paribas and DVB.  The Eagle Auriga and the Eagle Centaurus are subject to 84-month bareboat charters with AET, Inc. Limited (“AET”) that expire on November 14, 2013 and November 13, 2013, respectively.

On December 3, 2008, ICON Eagle Carina Pte. Ltd., a Singapore corporation wholly-owned by ICON Eagle Carina Holdings, LLC (“ICON Carina Holdings”), a Marshall Islands limited liability company owned 64.3% by the LLC and 35.7% by ICON Income Fund Ten, LLC (“Fund Ten”), an entity also managed by the Manager, executed a Memorandum of Agreement to purchase an Aframax product tanker, the M/V Eagle Carina (the “Eagle Carina”), from Aframax Tanker II AS. On December 18, 2008, the Eagle Carina was purchased for $39,010,000, of which $27,000,000 was financed as non-recourse debt borrowed from Paribas and DVB.  The Eagle Carina is subject to an 84-month bareboat charter with AET that expires on November 14, 2013.

On December 3, 2008, ICON Eagle Corona Pte. Ltd., a Singapore corporation wholly-owned by ICON Eagle Corona Holdings, LLC (“ICON Corona Holdings”), a Marshall Islands limited liability company owned 64.3% by the LLC and 35.7% by Fund Ten, executed a Memorandum of Agreement to purchase an Aframax product tanker, the M/V Eagle Corona (the “Eagle Corona”), from Aframax Tanker II AS.  On December 31, 2008, the Eagle Corona was purchased for $41,270,000, of which $28,000,000 was financed as non-recourse debt borrowed from Paribas and DVB. The Eagle Corona is subject to an 84-month bareboat charter with AET that expires on November 14, 2013.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(4)	Leased Equipment at Cost - continued

On March 24, 2009, Victorious, LLC (“Victorious”), a Marshall Islands limited liability company that is controlled by the LLC’s wholly-owned subsidiary ICON Victorious, LLC (“ICON Victorious”), purchased a new, 300-man accommodation and work barge (the “Barge”) from Swiber Engineering Ltd. (“Swiber”) for $42,500,000.  Simultaneously with the purchase, the Barge was chartered back to Swiber Offshore Marine Pte. Ltd. (the “Charterer”) for 96 months.  The purchase price of the Barge was funded by (i) a $19,125,000 equity investment from ICON Victorious, (ii) an $18,375,000 contribution-in-kind by Swiber and (iii) a subordinated, non-recourse and unsecured $5,000,000 payable.  The payable bears interest at 3.5% per year, accrues interest quarterly, is only required to be repaid after the LLC achieves its minimum targeted return and is recorded within other non-current liabilities.  At the end of the charter, the Charterer has the option to purchase the Barge for $21,000,000 plus 50% of the difference between the then fair market value less $21,000,000. ICON Victorious is the sole manager of Victorious and holds a senior, controlling equity interest and all management rights with respect to Victorious. Swiber holds a subordinated, noncontrolling equity interest in Victorious and the obligations of the Swiber entities that are parties to the transaction are guaranteed by Swiber’s parent company, Swiber Holdings Limited (“Swiber Holdings”).

On June 25, 2009, the LLC’s wholly-owned subsidiaries ICON Diving Marshall Islands and ICON Diving Netherlands, B.V., purchased certain marine diving equipment (the “Diving Equipment”) from Swiber for $10,000,000. Simultaneously with the purchase of the Diving Equipment, the LLC entered into a 60-month lease with Swiber Offshore Construction Pte. Ltd. (the “Lessee”), which commenced on July 1, 2009. The purchase price for the Diving Equipment was funded by $8,000,000 in cash and a subordinated, interest-free $2,000,000 payable to Swiber, which is due upon sale of the Diving Equipment at the conclusion of the lease term. The $2,000,000 payable is recorded on a discounted basis within other non-current liabilities and is being accreted to its carrying value as interest expense over its term. If an event of loss or an event of default occurs, the LLC’s obligation to repay the payable is terminated.

At the conclusion of the lease, the Lessee has the option to (x) purchase the Diving Equipment for $4,250,000 (the “Purchase Option”) and pay an amount equal to 50% of the difference between the fair market value of the Diving Equipment less $4,250,000 or (y) return the Diving Equipment. In the event the Lessee does not exercise the Purchase Option and the Diving Equipment is not sold to a third party, but rather the lease is renewed or is re-leased to a third party, all lease payments received by the LLC will be paid as follows: (i) first, to the LLC until it receives in full its purchase price of $10,000,000 less the $2,000,000 payable and achieves a return thereon at an agreed-upon rate; and (ii) then, to Swiber to repay in full the $2,000,000 payable without interest thereon. In addition, Victorious, ICON Victorious and Swiber granted the LLC’s subsidiaries a first priority mortgage in the Barge as security for the Lessee’s obligations under the lease. The obligations of the Lessee, Swiber, and Swiber Holdings under the operative transactional documents are subordinate only to ICON Victorious’ rights in the Barge. The obligations of the Lessee are guaranteed by Swiber Holdings.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(4)	Leased Equipment at Cost - continued

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(4)	Leased Equipment at Cost - continued

On January 13, 2010, the LLC further amended the lease with LC Manufacturing to reduce LC Manufacturing’s payment obligations under the lease and to provide the LLC with an excess cash flow sweep in the event that excess cash is available in the future.  On May 31, 2010, MWU sold its equity interest in LC Manufacturing to an entity controlled by LC Manufacturing’s management and the personal guaranty of MWU’s principal was reduced to $6,500,000 with respect to LC Manufacturing.

On July 26, 2010, the LLC sold the machining and metal working equipment subject to lease with Metavation, an affiliate of LC Manufacturing, to Metavation for approximately $2,423,000, which represented all amounts due under the lease, and simultaneously terminated the lease.  As a result, the LLC recognized a gain on sale of approximately $522,000.

On September 30, 2010, the LLC further amended the lease with LC Manufacturing to reduce LC Manufacturing’s monthly rental payments to $25,000 through December 31, 2011.  In consideration for reducing the monthly rent, LC Manufacturing agreed to an increase in the amount of the end of lease purchase option to approximately $4,000,000.

On September 30, 2010, the Participating Funds terminated the credit support agreement (see Note 17).  Simultaneously with the termination, the LLC and Fund Eleven formed ICON MW, LLC (“ICON MW”), with ownership interests of 93.67% and 6.33%, respectively, and, as contemplated by the credit support agreement, the LLC contributed all of its interest in the assets related to the financing of the MWU subsidiaries (primarily in the form of machining and metal working equipment subject to lease with Crow and LC Manufacturing) to ICON MW to extinguish its obligations under the credit support agreement and receive an ownership interest in ICON MW.  The methodology used to determine the ownership interests was at the discretion of the Manager, consistent with the intent of the credit support agreement. In connection with this contribution and the related termination of the credit support agreement, the LLC recorded a net gain of approximately $1,057,000 during the three months ended September 30, 2010.

Mining Equipment

On May 5, 2008, the LLC’s wholly-owned subsidiary ICON Magnum, LLC (“ICON Magnum”) purchased the Bucyrus Erie model 1570 Dragline (the “Dragline”) from Magnum Coal Company for a purchase price of approximately $12,461,000.  The Dragline was simultaneously leased back to Magnum Coal Company and its subsidiaries. The lease term commenced on June 1, 2008 and continues for a period of 60 months.

On February 18, 2009, the LLC’s wholly-owned subsidiary ICON Murray, LLC (“ICON Murray”) purchased mining equipment for approximately $3,348,000 that is subject to a lease with American Energy Corp. and Ohio American Energy, Incorporated (collectively, “American Energy”). The lease expires on March 31, 2011. The payment and performance obligations of American Energy Corp. are secured by a guarantee of its parent company, Murray Energy Corporation.

On September 10, 2010, American Energy notified the Manager of their intention to purchase the mining equipment on lease from ICON Murray. On March 4, 2011, the Manager negotiated an end of lease term purchase price on behalf of ICON Murray for the equipment on lease to American Energy in the amount of approximately $1,798,000.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(4)	Leased Equipment at Cost - continued

On May 26, 2009, the LLC’s wholly-owned subsidiary ICON Murray II, LLC (“ICON Murray II”) purchased mining equipment subject to a lease between Varilease Finance, Inc. (“Varilease”), as lessor, and American Energy Corp. and The Ohio Valley Coal Company, as lessees. The equipment was purchased from Varilease for approximately $3,196,000 and is subject to a 30-month lease that expires on December 31, 2011.

Telecommunications Equipment

On March 11, 2008, ICON Global Crossing IV purchased additional telecommunications equipment for approximately $5,939,000 that is also subject to a lease with Global Crossing. The lease expires on March 31, 2011.

Motor Coaches

On April 1, 2009, the LLC’s wholly-owned subsidiary ICON Coach, LLC (“ICON Coach”) acquired title to certain motor coaches from CUSA PRTS, LLC (“CUSA”), an affiliate of Coach America Holdings, Inc. (“Coach America”), for approximately $5,314,000. The motor coaches are subject to a 60-month lease with CUSA that expires on March 31, 2014. The payment and performance obligations of CUSA are guaranteed by Coach America.

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

On April 1, 2010, the LLC sold to an unaffiliated third party, Hardwood Partners, LLC (“Hardwood Partners”), a 5.46% nonvoting, noncontrolling interest in ICON Atlas for the purchase price of $550,000.  As a result, the LLC recorded a gain on sale in the amount of approximately $1,000, which was included in members’ equity, and the LLC’s economic interest in ICON Atlas was reduced to 49.54%, although the LLC’s controlling interest remained at 55%.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(4)	Leased Equipment at Cost - continued

Aggregate annual minimum future rentals receivable from the LLC’s non-cancelable leases over the next five years consisted of the following at December 31, 2010:

Years Ending
December 31,

2011	$52,128,099
2012	50,572,447
2013	37,677,673
2014	12,423,300
2015	7,300,000
Thereafter	13,960,000

$174,061,519

(5)	Notes Receivable

Notes Receivable Secured by Solar Panel Production Equipment

On August 13, 2007, the LLC, along with a consortium of other lenders, entered into an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately-held manufacturer of solar panels, for the building of a new production facility.  The financing facility was set to mature on June 30, 2013 and was secured by the equipment as well as all other assets of Solyndra.  In connection with the transaction, the LLC received a warrant for the purchase of up to 40,290 shares of Solyndra common stock at an exercise price of $4.96 per share.  The warrant is set to expire on April 6, 2014.  On July 27, 2008, Solyndra fully repaid the outstanding note receivable and the entire financing facility was terminated. The LLC received approximately $4,437,000 from the repayment, which consisted of principal and accrued interest. The repayment did not affect the warrant held by the LLC and the LLC retains its rights thereunder. At December 31, 2010, the Manager determined that the fair value of this warrant was $70,669.

Note Receivable Secured by a Machine Paper Coating Manufacturing Line

On November 7, 2008, the LLC, through its then wholly-owned subsidiary, ICON Appleton, LLC (“ICON Appleton”), made a secured term loan to Appleton Papers, Inc. (“Appleton”) in the amount of $22,000,000. The loan is secured by a machine paper coating manufacturing line. Interest on the term note accrued at 12.5% per year and was payable monthly in arrears in accordance with the promissory note for a period of 60 months.

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

On April 1, 2010, the LLC sold to Hardwood Partners a 5.10% noncontrolling interest in ICON Appleton for the purchase price of $1,000,000.  As a result, the LLC recorded a gain on sale in the amount of approximately $6,000, which was included in members’ equity, and the LLC’s controlling interest in ICON Appleton was reduced to 94.90%.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

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

Notes Receivable Secured by Point-of-Sale Equipment

On November 25, 2008, ICON Northern Leasing, LLC (“ICON Northern Leasing”), a joint venture among the LLC, Fund Ten and Fund Eleven, purchased four promissory notes (the “Notes”) made by Northern Capital Associates XIV, L.P., as borrower, in favor of Merrill Lynch Commercial Finance Corp. and received an assignment of the underlying master loan and security agreement (the “MLSA”), dated July 28, 2006. The LLC, Fund Ten and Fund Eleven have ownership interests of 52.75%, 12.25% and 35%, respectively, in ICON Northern Leasing. The aggregate purchase price for the Notes was approximately $31,573,000, net of a discount of approximately $5,165,000. The Notes are secured by an underlying pool of leases for point-of-sale equipment. Northern Leasing Systems, Inc. (“Northern Leasing Systems”), the originator and servicer of the Notes, provided a limited guarantee of the MLSA for payment deficiencies up to approximately $6,355,000. The Notes accrue interest at rates ranging from 7.97% to 8.40% per year and require monthly payments ranging from approximately $183,000 to $422,000. The Notes were scheduled to mature between October 15, 2010 and August 14, 2011 and require balloon payments at the end of each note ranging from approximately $594,000 to $1,255,000. The LLC’s share of the purchase price of the Notes was approximately $16,655,000.

On December 23, 2010, ICON Northern Leasing restructured the Notes owned by it by extending each Note’s term and increasing each Note’s interest rate 1.50%.  Interest on the Notes now accrues at rates ranging from 9.47% to 9.895% per year and the Notes are scheduled to mature at various dates between December 15, 2011 and February 15, 2013.

On March 31, 2009, ICON Northern Leasing II, LLC (“ICON Northern Leasing II”), a wholly-owned subsidiary of the LLC, provided a senior secured loan in the amount of approximately $7,870,000 (the “Northern Leasing II Loan”) to Northern Capital Associates XV, L.P. (“NCA XV”) and Northern Capital Associates XIV, L.P. (“NCA XIV”), pursuant to the MLSA dated March 31, 2009. The Northern Leasing II Loan accrues interest at a rate of 18% per year and is secured by a first priority security interest in an underlying pool of leases for point-of-sale equipment of NCA XV and a second priority security interest in an underlying pool of leases for point-of-sale equipment of NCA XIV (subject only to the first priority security interest of ICON Northern Leasing). Northern Leasing Systems, the originator and servicer of the Northern Leasing II Loan, provided a limited guarantee for payment deficiencies of up to 10% of the Northern Leasing II Loan, or approximately $787,000.

On December 23, 2010, ICON Northern Leasing II restructured the payment obligations under its loan with NCA XV and NCA XIV and extended the term of the loan through November 15, 2013.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

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

On April 1, 2010, the LLC sold to Hardwood Partners a 2.91% noncontrolling interest in ICON ION for the purchase price of $550,000.  As a result, the LLC recorded a gain on sale in the amount of approximately $4,000, which was included in members’ equity, and the LLC’s controlling interest in ICON ION was reduced to 52.09%.

Note Receivable Secured by Rail Support Construction Equipment

On December 23, 2009, ICON Quattro, LLC (“ICON Quattro”), a joint venture owned 55% by the LLC and 45% by Fund Fourteen, participated in a £24,800,000 loan facility by making a second priority secured term loan to Quattro Plant Limited (“Quattro Plant”) in the amount of £5,800,000. Quattro Plant is a wholly-owned subsidiary of Quattro Group Limited (“Quattro Group”). The loan is secured by (i) all of Quattro Plant’s rail support construction equipment, which consists of railcars, attachments to railcars, bulldozers, excavators, tractors, lowboy trailers, street sweepers, service trucks, forklifts (collectively, the “Construction Equipment”) and any other existing or future asset owned by Quattro Plant, (ii) all of Quattro Plant’s accounts receivable, and (iii) a mortgage on certain real estate in London, England owned by the majority shareholder of Quattro Plant. In addition, ICON Quattro received a key man insurance policy insuring the life of the majority shareholder of Quattro Plant in the amount of £5,500,000. All of Quattro Plant’s obligations under the loan are guaranteed by Quattro Group and its subsidiaries, Quattro Hire Limited and Quattro Occupational Academy Limited (collectively, the “Quattro Companies”).

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(5)	Notes Receivable - continued

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

On April 1, 2010, the LLC sold to Hardwood Partners a 5.87% nonvoting, noncontrolling interest in ICON Quattro for the purchase price of $550,000.  As a result, the LLC recorded a loss on sale in the amount of approximately $37,000, which was included in members’ equity, and the LLC’s economic interest in ICON Quattro was reduced to 49.13%, although the LLC’s controlling interest remained at 55%.

On September 20, 2010, ICON Quattro was notified that Quattro Plant was in default under its senior loan agreement with KBC.  As a result of the default, Quattro Plant’s principal payment obligations to ICON Quattro were suspended. During the suspension period, ICON Quattro received interest only payments from Quattro Plant. Subsequent to September 30, 2010, Quattro Plant cured the default under its senior loan agreement and was permitted to resume payments of principal to ICON Quattro beginning November 1, 2010. As of December 31, 2010, Quattro Plant had made all required payments due under the loan agreement.

On February 25, 2011, ICON Quattro was notified that Quattro Plant was in default under its senior loan agreement with PNC Financial Services UK Ltd. (“PNC,” f/k/a KBC).  As a result of the default, Quattro Plant’s principal payment obligations to ICON Quattro were suspended for a period of 28 days.  On March 7, 2011, ICON Quattro notified Quattro Plant that it was in default under its loan agreement relating to, among other things, its default under the senior loan agreement with PNC. The Manager expects ICON Quattro to receive all past due principal amounts due under the loan agreement plus default interest.

Note Receivable Secured by Aframax Tankers

On June 30, 2010, the LLC’s wholly-owned subsidiary ICON Palmali 12, LLC (“ICON Palmali 12”) participated in a $96,000,000 loan facility by making a second priority secured term loan to Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd. (collectively, “Ocean Navigation”) pursuant to a loan agreement (the “Palmali Loan Agreement”).  The proceeds of the loan were used by Ocean Navigation to purchase two Aframax tanker vessels, the Shah Deniz and the Absheron (each a “Vessel”).  On July 28, 2010 and September 14, 2010, ICON Palmali 12 funded the loan in the aggregate amount of $9,600,000 to Ocean Navigation.  Interest on the secured term loan accrues at a rate of 15.25% per year and is payable quarterly in arrears for a period of 72 months from the delivery date of each Vessel.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(5)	Notes Receivable - continued

Note Receivable Secured by Metal Cladding and Production Equipment

On September 1, 2010, the LLC made a secured term loan to EMS Enterprise Holdings, LLC, EMS Holdings II, LLC, EMS Engineered Materials Solutions, LLC, EMS CUP, LLC and EMS EUROPE, LLC (collectively, “EMS”) in the amount of $3,200,000.  Interest on the loan accrues at a rate of 13% per year and is payable monthly in arrears for a period of 48 months.

Note Receivable Secured by Lifting and Transportation Equipment

On September 24, 2010, the LLC participated in an approximately $150,000,000 loan facility by making a secured term loan to Northern Crane Services Inc. (“Northern Crane”) in the amount of $9,750,000.  Interest on the loan accrues at a rate of 15.75% per year and is payable quarterly in arrears for a period of 54 months beginning on October 1, 2010.  With the final payment, the LLC will receive a one time balloon payment in the aggregate amount of 32.50% of the outstanding loan amount.

Credit Quality of Notes Receivable and Allowance for Credit Losses

The LLC’s Manager weighs all credit decisions on a combination of external credit ratings as well as internal credit evaluations of all potential borrowers.  A potential borrower’s credit application is analyzed using those credit ratings as well as the potential borrower’s financial statements and other financial data deemed relevant.

The LLC’s notes receivables are limited in number and are spread across a wide range of industries.  Accordingly, the LLC does not aggregate notes receivable into portfolio segments or classes.  Due to the limited number of notes receivable, the LLC is able to estimate the allowance for credit losses based on a detailed analysis of each note receivable as opposed to using portfolio based metrics and allowance for credit losses.  Notes are analyzed quarterly and categorized as either performing or nonperforming based on payment history.  If a note becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Manager analyzes if a reserve should be established or if the note should be restructured.  Such events are specifically disclosed in the discussion of each note held.  As of December 31, 2010 and 2009, the Manager determined that no allowance for credit losses was required.

(6)	Assets Held for Sale

On December 11, 2007, the LLC and Fund Eleven formed ICON EAR, LLC (“ICON EAR”), with ownership interests of 55% and 45%, respectively.  On December 28, 2007, ICON EAR purchased and simultaneously leased back semiconductor manufacturing equipment for a purchase price of $6,935,000, of which the LLC’s share was approximately $3,814,000. During June 2008, the LLC and Fund Eleven made additional contributions to ICON EAR, which were used to complete another purchase and simultaneous leaseback of additional semiconductor manufacturing equipment for a total purchase price of approximately $8,795,000. The LLC and Fund Eleven retained ownership interests of 55% and 45%, respectively, subsequent to this transaction. The lease term commenced on July 1, 2008 and expires on June 30, 2013. As additional security for the purchase and lease, ICON EAR received mortgages on certain parcels of real property located in Jackson Hole, Wyoming.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(6)	Assets Held for Sale - continued

In October 2009, certain facts came to light that led the Manager to believe that EAR was perpetrating a fraud against its lenders, including ICON EAR. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Due to the bankruptcy filing and ongoing investigation regarding the alleged fraud, at this time it is not possible to determine the LLC’s ability to collect the amounts due to it in accordance with the leases or the additional security it received.  Accordingly, such assets have been classified as held for sale, net of estimated selling costs, on the accompanying consolidated balance sheets at December 31, 2010 and 2009.

The Manager periodically reviews the significant assets in the LLC’s portfolio to determine whether events or changes in circumstances indicate that the net book value of an asset may not be recoverable. In light of the developments surrounding the semiconductor manufacturing equipment on lease to EAR, the Manager determined that the net book value of such equipment may not be recoverable. The following factors, among others, indicated that the net book value of the equipment may not be recoverable: (i) EAR’s failure to pay rental payments for the period from August 2009 through the date it filed for bankruptcy; and (ii) EAR’s petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Based on the Manager’s review, the net book value of the semiconductor manufacturing equipment exceeded the undiscounted cash flows and exceeded the fair value and, as a result, the LLC recognized a non-cash impairment charge of approximately $3,429,000 during the year ended December 31, 2009 relating to the write down in value of the semiconductor manufacturing equipment.  No amount of this impairment charge represents a cash expenditure and our Manager does not expect that any amount of this impairment charge will result in any future cash expenditures. In addition, ICON EAR had a net accounts receivable balance outstanding of approximately $573,000, which was charged to bad debt expense during the year ended December 31, 2009 in accordance with the LLC’s accounting policies and the above mentioned factors.

On June 2, 2010, ICON EAR, in conjunction with ICON EAR II, LLC, a wholly-owned subsidiary of Fund Eleven, sold a parcel of real property in Jackson Hole, Wyoming that was received as additional security under their respective leases with EAR for a net purchase price of approximately $757,000.  As a result, ICON EAR recognized a loss on assets held for sale of approximately $298,000, which was recorded on the consolidated statements of operations.  In addition, on June 7, 2010, ICON EAR received judgments in New York State Supreme Court against two principals of EAR who had guaranteed EAR’s lease obligations.  ICON EAR has had the New York State Supreme Court judgments recognized in Illinois, where the principals live, and are attempting to collect on such judgments.  At this time, it is not possible to determine the ability of ICON EAR to collect the amounts due under its lease from EAR’s principals.

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(6)	Assets Held for Sale - continued

Based on the Manager’s periodic review of significant assets in our portfolio, the net book value of the semiconductor manufacturing equipment exceeded its fair value and, as a result, the LLC recognized a non-cash impairment charge of approximately $3,593,000 during the year ended December 31, 2010 relating to the write down in value of the semiconductor manufacturing equipment. No amount of this impairment charge represents a cash expenditure and the Manager does not expect that any amount of this impairment charge will result in any future cash expenditures.

In light of the sale of certain parcels of real property located in Jackson Hole, Wyoming on March 16, 2011, ICON EAR recognized an additional non-cash impairment charge of approximately $773,000 during the three months ended December 31, 2010.

(7)	Investment in Joint Venture

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(8)	Non-Recourse Long-Term Debt

The LLC had the following non-recourse long-term debt at December 31, 2010 and 2009:

	2010	2009
ICON Mayon, LLC	$6,769,741	$12,341,338
ICON Aegean Express, LLC	12,435,510	15,039,415
ICON Arabian Express, LLC	12,435,510	15,039,415
ICON Eagle Holdings, LLC	36,062,110	45,743,677
ICON Eagle Carina Holdings, LLC	17,363,526	22,229,602
ICON Eagle Corona Holdings, LLC	18,156,062	23,107,724
ICON Mynx, LLC	21,400,000	5,700,000
ICON Stealth, LLC	23,760,000	27,360,000
ICON Eclipse, LLC	38,359,375	45,000,000
ICON Ionian, LLC	4,400,000	5,500,000
ICON Coach, LLC	2,270,067	3,206,667
ICON Faulkner, LLC	11,225,805	-
ICON Global Crossing IV, LLC	7,873,599	-

Total non-recourse long-term debt	212,511,305	220,267,838

Less: Current portion of non-recourse long-term debt	56,271,731	43,305,938

Total non-recourse long-term debt, less current portion	$156,239,574	$176,961,900

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

Along with the execution of the non-recourse long-term debt agreement mentioned above, the LLC entered into an interest rate swap contract with Paribas in order to hedge the variable interest rate on the non-recourse long-term debt and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contract, which was deemed effective as of June 19, 2008, fixed the interest rate at 6.35%. As of December 31, 2010 and 2009, ICON Mayon recorded in AOCI a cumulative decrease in the fair value of the interest rate swap of approximately $153,000 and approximately $571,000, of which the LLC’s share was approximately $78,000 and $291,000, respectively.

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

Along with the execution of the non-recourse long-term debt agreements mentioned above, the LLC entered into interest rate swap contracts with Paribas in order to hedge the variable interest rates on the non-recourse long-term debt and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contracts, which were deemed effective as of June 19, 2008, fixed the interest rates of the debt of ICON Aegean and ICON Arabian at 3.93% per year. As of December 31, 2010 and 2009, ICON Aegean and ICON Arabian recorded in AOCI a cumulative decrease in the fair value of the interest rate swaps of approximately $1,564,000 and $1,544,000, respectively, in the aggregate.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(8)	Non-Recourse Long-Term Debt - continued

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

Along with the execution of the non-recourse long-term debt agreements mentioned above, the LLC entered into interest rate swap contracts with Paribas and DVB for Eagle Auriga and Eagle Centaurus on November 18, 2008 and November 12, 2008, respectively, in order to hedge the variable interest rates on the non-recourse long-term debt and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contracts, which were deemed effective as of November 18, 2008, fixed the interest rates of the debt of ICON Eagle Holdings at 4.94% per year for ICON Eagle Auriga and 4.63% per year for ICON Eagle Centaurus. As of December 31, 2010 and 2009, ICON Eagle Holdings recorded in AOCI a cumulative decrease in the fair value of the interest rate swaps of approximately $1,266,000 and $1,116,000, respectively.

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

Along with the execution of the non-recourse long-term debt agreement mentioned above, the LLC entered into an interest rate swap contract with Paribas and DVB on December 4, 2008 in order to hedge the variable interest rate on the non-recourse long-term debt and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contract, which was deemed effective as of December 18, 2008, fixed the interest rates of the debt of ICON Carina Holdings at 3.85% per year. As of
December 31, 2010 and 2009, ICON Carina Holdings recorded in AOCI a cumulative decrease in the fair value of the interest rate swap of approximately $340,000 and $115,000, of which the LLC’s share was approximately $219,000 and $74,000, respectively.

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

Along with the execution of the non-recourse long-term debt agreement mentioned above, the LLC entered into an interest rate swap contract with Paribas and DVB on January 5, 2009 in order to hedge the variable interest rate on the non-recourse long-term debt and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contract, which was deemed effective as of January 5, 2009, fixed the interest rates of the debt of ICON Corona Holdings at 4.015% per year. As of December 31, 2010 and 2009, ICON Corona Holdings recorded in AOCI a cumulative decrease in the fair value of the interest rate swap of approximately $406,000 and $191,000, of which the LLC’s share was approximately $261,000 and $123,000, respectively.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(8)	Non-Recourse Long-Term Debt - continued

On June 26, 2009, ICON Mynx, ICON Stealth, and ICON Eclipse entered into the Facility Agreement with Standard Chartered in connection with the acquisition of the Leighton Vessels. The non-recourse long-term debt obligations incurred in connection with the Leighton Vessels acquired by ICON Mynx and ICON Stealth mature on June 30, 2014 and accrued interest at 4.8475% during the Stub Period and, thereafter, accrue interest at LIBOR plus 4.25% per year.  The LLC also entered into interest rate swap contracts effective June 26, 2009 to fix the interest rate on this debt at 7.05% per year. ICON Mynx, ICON Stealth and ICON Eclipse are jointly and severally liable for the obligations under the Facility Agreement and the Leighton Vessels are cross-collateralized. As of December 31, 2010 and 2009, ICON Mynx recorded in AOCI a cumulative decrease in fair value of the interest rate swaps of approximately $187,000 and 68,000, respectively.  As of December 31, 2010 and 2009, ICON Stealth recorded in AOCI a cumulative decrease in the fair value of the interest rate swaps of approximately $898,000 and $328,000, respectively. The LLC paid and capitalized approximately $2,300,000 in debt financing costs.

On June 30, 2009, ICON Eclipse entered into an interest rate swap agreement with Standard Chartered with a start date of September 30, 2009 in order to fix the variable interest rate on the non-recourse long-term debt related to the remaining Leighton Vessel and to minimize the LLC’s risk of interest rate fluctuations. After giving effect to the swap agreement, the interest rate was fixed at 7.25% per year for the Eclipse Senior Tranche. As of December 31, 2010 and 2009, ICON Eclipse recorded in AOCI a cumulative decrease in the fair value of the interest rate swap of approximately $1,617,000 and $706,000, respectively.

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

On January 5, 2010, ICON Faulkner entered into a $12,000,000 senior facility agreement with Standard Chartered in connection with the acquisition of a pipelay barge, the Leighton Faulkner.  The non-recourse long-term debt obligation matures on January 4, 2015 and accrues interest at LIBOR plus a 5.25% per year margin. The LLC paid and capitalized approximately $240,000 in debt financing costs.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(8)	Non-Recourse Long-Term Debt - continued

On January 6, 2010, the LLC entered into an interest rate swap contract with Standard Chartered in order to fix the variable interest rate on the non-recourse debt obligation related to ICON Faulkner    and to minimize the LLC’s risk for interest rate fluctuations. After giving effect to the swap agreement, the LLC has a fixed interest rate of 7.96% per year. The LLC accounts for this swap contract as a non-designated derivative instrument and will recognize any change in the fair value directly in earnings.

On March 31, 2010, ICON Mynx borrowed $14,000,000 of senior debt pursuant to an Amended Facility Agreement with Standard Chartered related to ICON Mynx’s first upgrade.  The Amended Facility Agreement will be repaid in quarterly installments beginning on March 31, 2011.  The non-recourse long-term debt obligation matures on June 25, 2017 and accrues interest at LIBOR plus a 4.50% margin through November 12, 2010. Interest accrues at LIBOR plus a 4.25% margin from January 1, 2011 through June 26, 2014.  The rate is subject to be modified at the discretion of the lender after June 26, 2014.  The LLC paid and capitalized approximately $280,000 in debt financing costs.

On April 13, 2010, the LLC entered into an interest rate swap contract with Standard Chartered in order to fix the variable interest rate on the non-recourse debt obligation related to ICON Mynx’s first upgrade and to minimize the LLC’s risk for interest rate fluctuations. After giving effect to the swap agreement, the LLC has a fixed interest rate of 6.91% through November 12, 2010 and a fixed interest rate of 6.66% per year through June 30, 2014. As of December 31, 2010, ICON Mynx, in connection to the first upgrade, recorded in AOCI a cumulative decrease in fair value of the interest rate swaps of approximately $392,000.

On August 20, 2010, ICON Mynx borrowed $2,450,000 of senior debt pursuant to an Amended Facility Agreement with Standard Chartered related to ICON Mynx’s second upgrade.  The Amended Facility Agreement will be repaid in quarterly installments beginning on March 31, 2011.  The non-recourse long-term debt obligation matures on June 25, 2017 and accrues interest at LIBOR plus 4.50% until December 26, 2010 and LIBOR plus a 4.25% margin from January 1, 2011 through June 26, 2014.  The rate is subject to be modified at the discretion of the lender after June 26, 2014.

On August 31, 2010, the LLC entered into an interest rate swap contract with Standard Chartered in order to fix the variable interest rate on the non-recourse debt obligation related to ICON Mynx’s second upgrade and to minimize the LLC’s risk for interest rate fluctuations. After giving effect to the swap agreement, the LLC has a fixed interest rate of 6.09% through December 26, 2010 and a fixed interest rate of 5.59% per year thereafter. As of December 31, 2010, ICON Mynx, in connection to the second upgrade, recorded in AOCI a cumulative decrease in fair value of the interest rate swaps of approximately $2,000.

On June 25, 2010, ICON Global Crossing IV borrowed approximately $12,449,000 from CapitalSource Bank (“CapitalSource”).  In consideration for making the loan, CapitalSource received a first priority security interest in ICON Global Crossing IV's interest in certain schedules to ICON Global Crossing IV’s master lease agreement with Global Crossing.  The loan is payable monthly in arrears beginning on July 1, 2010 through March 1, 2012.  Interest is payable at a rate of 9% per year throughout the term of the loan.

As of December 31, 2010 and 2009, the LLC had capitalized net debt financing costs of $2,999,533 and $3,699,981, respectively.  For the years ended December 31, 2010, 2009 and 2008, the LLC recognized amortization expense of $1,251,909, $959,712 and $142,199, respectively.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(8)	Non-Recourse Long-Term Debt - continued

The aggregate maturities of non-recourse long-term debt over the next five years were as follows at December 31, 2010. There will be no additional maturities of non-recourse long-term debt after 2015.

Years Ending December 31,

2011	$56,271,731
2012	43,737,892
2013	51,420,432
2014	56,048,996
2015	5,032,254
$212,511,305

(9)	Revolving Line of Credit, Recourse

The LLC and certain entities managed by the Manager, ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC, Fund Ten, Fund Eleven and Fund Fourteen (collectively, the “ICON Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the ICON Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the ICON Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At December 31, 2010, no amounts were accrued related to the LLC’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the ICON Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the ICON Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at December 31, 2010 was 4.0%.  In addition, the ICON Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

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

Aggregate borrowings by all Borrowers under the Facility amounted to $1,450,000 at December 31, 2010.  The LLC had no borrowings outstanding under the facility as of such date.  The balance of $1,450,000 was borrowed by Fund Eleven. Subsequent to December 31, 2010, Fund Eleven repaid $1,450,000, which reduced its outstanding loan balance to $0.

The ICON Borrowers were in compliance with all covenants under the Loan Agreement at December 31, 2010. As of such date, no amounts were due to or payable by the LLC under the Contribution Agreement.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(10)	Transactions with Related Parties

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

Administrative expense reimbursements are costs incurred by the Manager or its affiliates on the LLC’s behalf that are necessary to the LLC’s operations.  These costs include the Manager’s and its affiliates’ legal, accounting, investor relations and operations personnel costs, as well as professional fees and other costs that are charged to the LLC based upon the percentage of time such personnel dedicate to the LLC.  Excluded are salaries and related costs, office rent, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager.

The LLC paid distributions to the Manager of $339,880, $318,725 and $162,440 for the years ended December 31, 2010, 2009 and 2008, respectively.  The Manager’s interest in the LLC’s net income for the years ended December 31, 2010, 2009 and 2008 was $118,755, $138,589 and $59,426, respectively.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(10)	Transactions with Related Parties - continued

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the years ended December 31, 2010, 2009 and 2008 were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2010	2009	2008
ICON Capital Corp.	Manager	Organizational and
		offering expenses (1)	$-	$372,809	$2,273,874
ICON Securities Corp.	Managing broker-dealer	Underwriting fees (1)	-	1,441,563	3,458,030
ICON Capital Corp.	Manager	Acquisition fees (2)	3,849,400	7,669,642	7,905,969
ICON Capital Corp.	Manager	Administrative expense
		reimbursements (3)	3,184,449	3,594,400	2,705,118
ICON Capital Corp.	Manager	Management fees (3)	4,302,374	3,390,239	1,474,993
Total			$11,336,223	$16,468,653	$17,817,984

(1) Amount charged directly to members' equity.
(2) Amount capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(3) Amount charged directly to operations.

At December 31, 2010 and 2009, the LLC had a payable due to the Manager of $319,479 and $482,301, respectively, primarily related to administrative expense reimbursements.

(11)	Derivative Financial Instruments

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
December 31, 2010

(11)	Derivative Financial Instruments - continued

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

As of December 31, 2010, the LLC had twelve floating-to-fixed interest rate swaps, one relating to each of ICON Stealth, ICON Eclipse, ICON Eagle Corona Holdings, ICON Eagle Carina Holdings, ICON Aegean Express, LLC, ICON Arabian Express, LLC and ICON Mayon, LLC, two relating to ICON Eagle Holdings, and three relating to ICON Mynx, that are designated and qualifying as cash flow hedges with an aggregate notional amount of $186,304,333. These interest rate swaps have maturity dates ranging from July 25, 2011 to September 30, 2014.

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(11)	Derivative Financial Instruments - continued

For these derivatives, the LLC records the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statements of operations as the impact of the hedged transaction. During the year ended December 31, 2010, the LLC recorded approximately $53,000 of hedge ineffectiveness in earnings. During the year ended December 31, 2009, the LLC recorded approximately $74,000 of hedge ineffectiveness in earnings.  During the year ended 2008, the LLC recorded approximately $11,600 of hedge ineffectiveness in earnings. At December 31, 2010 and 2009, the total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was approximately $6,484,000 and $4,251,000, respectively.

During the twelve months ending December 31, 2011, the LLC estimates that approximately $3,915,000 will be reclassified from AOCI to interest expense.

Foreign Exchange Risk

The LLC is exposed to fluctuations in Euros and pounds sterling. The LLC, at times, uses foreign currency derivatives, including currency forward agreements, to manage its exposure to fluctuations in the USD-Euro and USD-pounds sterling exchange rate. Currency forward agreements involved fixing the foreign exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements were typically cash settled in U.S. dollars for their fair value at or close to their settlement date. The net gain (loss) recorded for the year ended December 31, 2009 and 2008 relating to Euro-to-USD forward contracts was comprised of an unrealized gain (loss) of $21,037 and $(15,833), respectively. As of June 30, 2009, the remaining outstanding foreign exchange Euro-to-USD forward contract matured.

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

Non-designated Derivatives

As of December 31, 2010, the LLC had two interest rate swaps, one relating to each of ICON Faulkner and ICON Ionian, with an aggregate notional balance of $15,625,806 that are not speculative and are used to meet the LLC’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. The LLC’s hedging strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. The interest rate swaps involve the receipt of floating-rate interest payments from a counterparty in exchange for the LLC making fixed interest rate payments over the life of the agreement without exchange of the underlying notional amount.

Additionally, the LLC holds warrants that are held for purposes other than hedging. All changes in the fair value of the interest rate swap not designated as a hedge and the warrants are recorded directly in earnings.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(11)	Derivative Financial Instruments - continued

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheet as of December 31, 2010 and 2009:

	Asset Derivatives			Liability Derivatives
		December 31,			December 31,
		2010	2009		2010	2009
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging
instruments:
Interest rate swaps		$-	$-	Derivative instruments	$6,949,480	$4,766,243

Derivatives not designated as hedging
instruments:
Interest rate swaps		$-	$-	Derivative instruments	$531,714	$13,309
Warrants	Other non-current assets	$340,324	$79,371		$-	$-

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(11)	Derivative Financial Instruments - continued

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the year ended December 31, 2010 and 2009:

Year Ended December 31, 2010

				Location of Gain (Loss)	Gain (Loss) Recognized
	Amount of Gain (Loss) Recognized	Location of Gain (Loss)	Gain (Loss) Reclassified	Recognized in Income on Derivative (Ineffective	in Income on Derivative (Ineffective Portion
Derivatives	in AOCI on Derivative (Effective Portion)	Reclassified from AOCI into Income (Effective Portion)	from AOCI into Income (Effective Portion)	Portion and Amounts Excluded from Effectiveness Testing)	and Amounts Excluded from Effectiveness Testing)

Interest rate swaps	$(7,240,920)	Interest expense	$(5,007,412)	Loss on financial instruments	$(52,724)

Year Ended December 31, 2009

	Amount of Gain			Location of Gain (Loss)	Gain (Loss) Recognized
	(Loss) Recognized AOCI in	Location of Gain (Loss) Reclassified	Gain (Loss) Reclassified from	Recognized in Income on Derivative (Ineffective Portion	in Income on Derivative (Ineffective Portion and
Derivatives	on Derivative (Effective Portion)	from AOCI into Income (Effective Portion)	AOCI into Income (Effective Portion)	and Amounts Excluded from Effectiveness Testing)	Amounts Excluded from Effectiveness Testing)

Foreign exchange contracts	$(44,960)	(Loss) gain on financial instruments	$41,414	(Loss) gain on financial instruments	$-
Interest rate swaps	(3,203,150)	Interest expense	(3,844,651)	(Loss) gain on financial instruments	(59,267)

Total	$(3,248,110)		$(3,803,237)		$(59,267)

The LLC’s derivative financial instruments not designated as hedging instruments generated a net gain (loss) on the statements of operations for the years ended December 31, 2010, 2009 and 2008 of $(195,048), $17,792 and $(28,062), respectively. The net loss recorded for the year ended December 31, 2010 was comprised of losses of $456,001 relating to interest rate swap contracts and a gain of $260,953 relating to warrants, which were recorded as a component of loss on financial instruments. The gain (loss) for the years ended December 31, 2009 and 2008 were comprised of unrealized gain (loss) relating to warrants, which were recorded as a component of loss on financial instruments.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(11)	Derivative Financial Instruments - continued

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

As of December 31, 2010 and 2009, the fair value of the derivatives in a liability position was $7,481,194 and $4,779,552, respectively. In the event that the LLC would be required to settle its obligations under the agreements as of December 31, 2010, the termination value would be $7,762,102.

(12)	Accumulated Other Comprehensive Income (Loss)

AOCI included accumulated unrealized losses on derivative financial instruments and accumulated unrealized losses on currency translation adjustments of $6,484,037 and $1,505,909, respectively, at December 31, 2010 and accumulated unrealized losses on derivative financial instruments and accumulated unrealized losses on currency translation adjustments of $4,250,529 and $773,580, respectively, at December 31, 2009.

(13)	Fair Value Measurements

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(13)	Fair Value Measurements – continued

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Assets:

Warrants	$-	$-	$340,324	$340,324

Liabilities:

Derivative Instruments	$-	$7,481,194	$-	$7,481,194

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Assets:

Warrants	$-	$-	$79,371	$79,371

Liabilities:

Derivative Instruments	$-	$4,779,552	$-	$4,779,552

The LLC’s derivative contracts, including interest rate swaps and warrants, are valued using models based on readily observable or unobservable market parameters for all substantial terms of the LLC’s derivative contracts and are classified within Level 2 or Level 3. As permitted by the accounting pronouncements, the LLC uses market prices and pricing models for fair value measurements of its derivative instruments.  The fair value of the warrants was recorded in other non-current assets and the fair value of the derivative liabilities was recorded in derivative instruments within the consolidated balance sheets.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The LLC is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements.  The LLC’s non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010:

	December 31, 2010	Level 1	Level 2	Level 3	Total Impairment Loss

Assets held for sale, net	$2,496,163	$-	$-	$2,496,163	$5,648,959

The LLC’s non-financial assets are valued using inputs that are generally unobservable and cannot be corroborated by market data and are classified within Level 3. As permitted by the accounting pronouncements, the LLC uses projected cash flows for fair value measurements of its non-financial assets.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(13)	Fair Value Measurements – continued

The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2009:

	December 31, 2009	Level 1	Level 2	Level 3	Total Impairment Loss

Assets, held for sale, net	$8,982,354	$-	$-	$9,233,109	$3,429,316

The LLC’s non-financial assets are valued using inputs that are generally unobservable and cannot be corroborated by market data and are classified within Level 3. As permitted by the accounting pronouncements, the LLC uses projected cash flows for fair value measurements of its non-financial assets.

Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The carrying value of the LLC's non-recourse debt approximates its fair value due to its floating interest rates.  The estimated fair value of the LLC’s other non-current liabilities and notes receivable was based on the discounted value of future cash flows expected to be received from the loans based on terms consistent with the range of the LLC’s internal pricing strategies for transactions of this type.

	December 31, 2010
	Carrying Amount	Fair Value
Fixed rate notes receivable	$61,572,169	$62,807,802

Other non-current liabilities	$53,259,853	$56,197,754

(14)	Concentrations of Risk

For the years ended December 31, 2010, 2009 and 2008, the LLC had three lessees that accounted for approximately 59.4%, 56.0% and 55.0% of rental and finance income, respectively.

For the years ended December 31, 2010, 2009 and 2008, the LLC had four, three and two borrowers that accounted for approximately 88.7%, 98.4% and 51.7% of interest and other income, respectively.

As of December 31, 2010 and 2009, the LLC had two lessees that accounted for approximately 48.7% and 43.9% of total assets, respectively.

As of December 31, 2010 and 2009, the LLC had two and three lenders that accounted for 77.3% and 71.3% of total liabilities, respectively.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(15)	Geographic Information

Geographic information for revenue, based on the country of origin, and long-lived assets, which include operating leases (net of accumulated depreciation), finance leases, investment in joint venture and notes receivable were as follows:

	Year Ended December 31, 2010
	United		Vessels and Equipment (a)
	States	Europe		Total
Revenue:
Rental income	$20,903,382	$-	$40,182,654	$61,086,036
Finance income	$1,618,140	$1,023,269	$12,326,081	$14,967,490
Income from investment in joint venture	$626,726	$-	$-	$626,726
Interest and other income	$9,176,273	$2,849,944	$-	$12,026,217

	As of December 31, 2010
	United		Vessels and Equipment (a)
	States	Europe		Total
Long-lived assets:
Net investment in finance leases	$12,234,879	$4,869,872	$161,441,860	$178,546,611
Leased equipment at cost, net	$42,395,578	$-	$259,320,346	$301,715,924
Notes receivable	$44,152,701	$17,419,468	$-	$61,572,169
Investment in joint venture	$3,864,617	$-	$-	$3,864,617

(a)
The LLC's vessels and equipment are chartered to six separate companies: one vessel to Teekay, two vessels to Vroon, four vessels to AET, one vessel and equipment to Swiber, four vessels to Leighton and one vessel to Lily Shipping.  When the LLC charters a vessel to a charterer, the charterer is free to trade the vessel worldwide.

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(16)	Selected Quarterly Financial Data (unaudited)

The following table is a summary of selected financial data, by quarter:

	(unaudited)				Year ended
	Quarters Ended in 2010				December 31,
	March 31,	June 30,	September 30,	December 31,	2010

Total revenue	$22,995,739	$24,063,077	$21,126,678	$22,883,832	$91,069,326

Net income (loss) attributable to Fund Twelve
allocable to additional members	$4,508,129	$5,112,429	$3,335,103	$(1,198,951)	$11,756,710

Weighted average number of additional shares of
limited liability company interests outstanding	348,709	348,709	348,650	$348,650	348,679

Net income (loss) attributable to Fund Twelve per
weighted average additional share of limited
liability company interests outstanding	$12.93	$14.66	$9.57	$(3.44)	$33.72

	(unaudited)					Year ended
	Quarters Ended in 2009					December 31,
	March 31,	June 30,	September 30,	December 31,		2009

Total revenue	$16,289,020	$18,495,174	$20,783,152	$22,923,872	(a)	$78,491,218

Net income attributable to Fund Twelve
allocable to additional members	$3,040,961	$3,675,766	$2,665,557	$4,338,043	(a)	$13,720,327

Weighted average number of additional shares of
limited liability company interests outstanding	295,095	342,374	348,749	348,716		333,979

Net income attributable to Fund Twelve per
weighted average additional share of limited
liability company interests outstanding	$10.31	$10.74	$7.64	$12.44		$41.08

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
December 31, 2010

(17)	Commitments and Contingencies and Off-Balance Sheet Transactions

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

The Participating Funds entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary were to be shared among the Participating Funds in proportion to their respective capital investments. As contemplated by the credit support agreement, the credit support agreement was terminated on September 30, 2010 in connection with the extinguishment of the Participating Funds’ obligations thereunder (see Note 4).

The LLC has entered into certain residual sharing and remarketing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas. The obligations related to these agreements are recorded at fair value.  As of December 31, 2010 and 2009, amounts recorded in aggregate for such obligations were approximately $835,000 and 879,000, respectively.

In connection with the acquisitions of the Eagle Auriga, the Eagle Centaurus, the Eagle Carina and the Eagle Corona, the LLC, through ICON Eagle Holdings, ICON Carina Holdings and ICON Corona Holdings, maintains four restricted cash accounts with Paribas. These restricted cash accounts consist of the free cash balances that result from the difference between the bareboat charter payments from AET and the repayments on the non-recourse long-term debt to Paribas and DVB. The account of ICON Eagle Holdings is cross-collateralized and the free cash remains in the restricted cash account until an aggregate amount of $500,000 is funded into the account. Thereafter, all free cash in excess of $500,000 can be distributed. The cash for ICON Carina Holdings and ICON Corona Holdings remain in their restricted cash accounts until $500,000 is funded into each account. Thereafter, all free cash in excess of $500,000 can be distributed from the respective accounts.

In connection with the acquistions of the Leighton Vessels, the LLC, through ICON Mynx, ICON Stealth and ICON Eclipse, is required to maintain a minimum aggregate cash balance of $550,000 among the respective bank accounts of ICON Mynx, ICON Stealth and ICON Eclipse.

In connection with the acquisition of the Ocean Princess, the LLC, through ICON Ionian, is required to maintain a minimum cash balance of $300,000 with Nordea at all times.

In connection with the acquisition of the Leighton Faulkner, the LLC, through ICON Faulkner, is required to maintain a minimum aggregate cash balance of $75,000 with ICON Faulkner’s bank account.

The aforementioned cash amounts are presented within other non-current assets in the LLC’s consolidated balance sheets as of December 31, 2010 and 2009.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(18)	Income Tax Reconciliation (unaudited)

No provision for income taxes has been recorded by the LLC since the liability for such taxes is the responsibility of each of the individual members rather than the LLC.  The LLC’s income tax returns are subject to examination by federal and State taxing authorities, and changes, if any, could adjust the individual income taxes of the members.

At December 31, 2010 and 2009, the members’ capital accounts included in the consolidated financial statements totaled $247,928,256 and $273,079,715, respectively. The members’ capital for federal income tax purposes at December 31, 2010 and 2009 totaled $258,113,764 and $261,185,416, respectively.  The difference arises primarily from sales and offering expenses reported as a reduction in the additional members’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in depreciation and amortization between financial reporting purposes and federal income tax purposes.

The following table reconciles net income attributable to Fund Twelve for financial statement reporting purposes to the net income (loss) attributable to Fund Twelve for federal income tax purposes for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Net income attributable to Fund Twelve per	$11,875,465	$13,858,916	$5,942,580
consolidated financial statements

Rental income	19,840,283	1,978,218	1,791,376
Finance income	(7,279,048)	-	-
Depreciation and amortization	(4,207,455)	(7,413,456)	(20,199,124)
Tax gain (loss) from consolidated joint venture	12,051,195	1,952,754	(2,047,725)
Other	592,325	(155,169)	1,691,381
Net income (loss) attributable to Fund Twelve for
federal income tax purposes	$32,872,765	$10,221,263	$(12,821,512)

(19)	Subsequent Events

On March 29, 2011, the LLC and Fund Fourteen entered into a joint venture, ICON AET Holdings, LLC (“ICON AET”), owned 25% by the LLC and 75% by Fund Fourteen, for the purpose of acquiring two Aframax tankers and two Very Large Crude Carriers (the “VLCCs”).  The Aframax tankers were each acquired for a purchase price of $13,000,000, of which $9,000,000 of non-recourse debt was borrowed from DVB, and were simultaneously bareboat chartered to AET for a period of three years.  The VLCCs were each acquired for a purchase price of $72,000,000, of which $55,000,000 of non-recourse debt was borrowed from DVB, and were simultaneously bareboat chartered to AET for a period of 10 years.

To acquire the vessels, wholly-owned subsidiaries of ICON AET borrowed an aggregate amount of $128,000,000 in non-recourse debt (the "Loan") from DVB pursuant to the terms of a loan agreement. The proceeds of the Loan used to purchase the Aframax tankers have a three year term and the proceeds of the Loan used to purchase the VLCCs have a 10 year term. The Loan is secured by, among other things, a first priority security interest in each of the vessels, the earnings from each of the vessels, and the equity interests of each of ICON AET’s subsidiaries that directly owns a vessel.  The obligations of AET under each of the bareboat charters are guaranteed by AET’s parent, AET Tanker Holdings Sdn. Bhd.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2010, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Our Manager assessed the effectiveness of its internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.”

Based on its assessment, our Manager believes that, as of December 31, 2010, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our Manager’s internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's Manager and Corporate Governance

Our Manager, ICON Capital Corp., a Delaware corporation (“ICON”), was formed in 1985. Our Manager's principal office is located at 100 Fifth Avenue, 4th Floor, New York, New York 10011, and its telephone number is (212) 418-4700.

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

Name	Age	Title
Michael A. Reisner	40	Co-Chairman, Co-Chief Executive Officer and Co-President
Mark Gatto	38	Co-Chairman, Co-Chief Executive Officer and Co-President
Joel S. Kress	38	Executive Vice President — Business and Legal Affairs
Anthony J. Branca	42	Senior Vice President and Chief Financial Officer
H. Daniel Kramer	59	Senior Vice President and Chief Marketing Officer
David J. Verlizzo	38	Senior Vice President — Business and Legal Affairs
Craig A. Jackson	52	Senior Vice President — Remarketing and Asset Management
Harry Giovani	36	Senior Vice President — Credit

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

H. Daniel Kramer, Senior Vice President and Chief Marketing Officer, joined ICON in February 2008.  Mr. Kramer has more than 30 years of equipment leasing and structured finance experience. Most recently, from October 2006 to February 2008, Mr. Kramer was part of CIT Commercial Finance, Equipment Finance Division, offering equipment financing solutions to complement public and private companies’ capital structure.  Prior to that role, from February 2003 to October 2006, Mr. Kramer was Senior Vice President, National Sales Manager with GMAC Commercial Equipment Finance, leading a direct sales organizational team; from 2001 to 2003, Senior Vice President and National Sales Manager for ORIX Commercial Structured Equipment Finance division; and President of Kramer, Clark & Company for 12 years, providing financial consulting services to private and public companies, including structuring and syndicating private placements, equipment leasing and recapitalizations.  Mr. Kramer received a B.S. from Glassboro State College.

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

Item 11. Executive Compensation

We have no directors or officers. Our Manager and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2010, 2009 and 2008:

			Years Ended December 31,
Entity	Capacity	Description	2010	2009	2008
ICON Capital Corp.	Manager	Organizational and
		offering expenses (1)	$-	$372,809	$2,273,874
ICON Securities Corp.	Managing broker-dealer	Underwriting fees (1)	-	1,441,563	3,458,030
ICON Capital Corp.	Manager	Acquisition fees (2)	3,849,400	7,669,642	7,905,969
ICON Capital Corp.	Manager	Administrative expense
		reimbursements (3)	3,184,449	3,594,400	2,705,118
ICON Capital Corp.	Manager	Management fees (3)	4,302,374	3,390,239	1,474,993
Total			$11,336,223	$16,468,653	$17,817,984

(1) Amount charged directly to members' equity.
(2) Amount capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(3) Amount charged directly to operations.

Our Manager also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds.  We paid and accrued distributions to our Manager of $339,880, $318,725 and $162,440 for the years ended December 31, 2010, 2009 and 2008, respectively.  Our Manager’s interest in our net income was $118,755, $138,589 and $59,426 for the years ended December 31, 2010, 2009 and 2008, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the Manager and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)	As of March 21, 2011, no directors or officers of our Manager own any of our equity securities.

(c)	Neither we nor our Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” for a discussion of our related party transactions.  See Notes 7 and 10 to our consolidated financial statements for a discussion of our investment in joint venture and transactions with related parties, respectively.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2010 and 2009, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.

The following table presents the fees for both audit and non-audit services rendered by Ernst & Young LLP for the years ended December 31, 2010 and 2009:

Principal Audit Firm - Ernst & Young LLP
	2010	2009
Audit fees	$431,733	$482,500
Tax fees	97,175	61,000

	$528,908	$543,500

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

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

March 29, 2011

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

March 29, 2011

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

116