Form 10-Q
period 2011-03-31
ICON LEASING FUND TWELVE, LLC
filed 2011-05-16
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2011

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-53189

ICON Leasing Fund Twelve, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5651009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on May 11, 2011 is 348,650.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	March 31,
	2011	December 31,
	(unaudited)	2010

Current assets:
Cash and cash equivalents	$19,282,475	$29,219,287
Current portion of notes receivable	9,952,631	16,178,391
Current portion of net investment in finance leases	18,143,418	23,535,746
Other current assets	3,258,738	3,303,029
Assets held for sale, net	1,605,490	2,496,163

Total current assets	52,242,752	74,732,616

Non-current assets:
Notes receivable, less current portion	33,050,172	45,393,778
Net investment in finance leases, less current portion	156,972,848	155,010,865
Leased equipment at cost (less accumulated depreciation of
$83,112,107 and $76,473,310, respectively)	279,903,634	301,715,924
Investment in joint ventures	15,894,967	3,864,617
Other non-current assets, net	12,569,364	13,531,780

Total non-current assets	498,390,985	519,516,964

Total Assets	$550,633,737	$594,249,580

Liabilities and Equity

Current liabilities:
Current portion of non-recourse long-term debt	$54,001,208	$56,271,731
Derivative instruments	6,235,090	7,481,194
Deferred revenue	5,207,649	7,063,111
Due to Manager and affiliates	338,798	319,479
Accrued expenses and other current liabilities	3,100,630	2,899,041

Total current liabilities	68,883,375	74,034,556

Non-current liabilities:
Non-recourse long-term debt, less current portion	148,277,836	156,239,574
Other non-current liabilities	53,769,921	53,259,853

Total non-current liabilities	202,047,757	209,499,427

Total Liabilities	270,931,132	283,533,983

Commitments and contingencies (Note 13)

Equity:
Members' Equity:
Additional Members	246,760,672	256,441,129
Manager	(620,709)	(522,927)
Accumulated other comprehensive loss	(6,540,731)	(7,989,946)

Total Members' Equity	239,599,232	247,928,256

Noncontrolling Interests	40,103,373	62,787,341

Total Equity	279,702,605	310,715,597

Total Liabilities and Equity	$550,633,737	$594,249,580

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2011	2010

Revenue:
Finance income	$6,242,567	$7,189,519
Rental income	15,076,446	15,657,262
Income from investment in joint venture	146,531	148,958

Total revenue	21,465,544	22,995,739

Expenses:
Management fees - Manager	1,141,084	1,072,882
Administrative expense reimbursements - Manager	640,592	685,443
General and administrative	718,672	633,487
Interest	4,000,179	4,533,199
Depreciation and amortization	9,175,435	9,172,742
Impairment loss	11,290,617	-
(Gain) loss on financial instruments	(77,222)	230,451

Total expenses	26,889,357	16,328,204

Net (loss) income	(5,423,813)	6,667,535

Less: Net (loss) income attributable to noncontrolling interests	(4,141,757)	2,113,869

Net (loss) income attributable to Fund Twelve	$(1,282,056)	$4,553,666

Net (loss) income attributable to Fund Twelve allocable to:
Additional Members	$(1,269,235)	$4,508,129
Manager	(12,821)	45,537

	$(1,282,056)	$4,553,666

Weighted average number of additional shares of
limited liability company interests outstanding	348,650	348,709

Net (loss) income attributable to Fund Twelve per weighted
average additional share of limited liability company
interests outstanding	$(3.64)	$12.93

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Changes in Equity

	Members' Equity

	Additional Shares of			Accumulated
	Limited Liability			Other	Total
	Company Interests	Additional Members	Manager	Comprehensive Loss	Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2010	348,650	$256,441,129	$(522,927)	$(7,989,946)	$247,928,256	$62,787,341	$310,715,597

Comprehensive (loss) income:
Net loss	-	(1,269,235)	(12,821)	-	(1,282,056)	(4,141,757)	(5,423,813)
Change in valuation of
derivative instruments	-	-	-	1,145,811	1,145,811	90,447	1,236,258
Currency translation adjustment	-	-	-	303,404	303,404	-	303,404
Total comprehensive (loss) income					167,159	(4,051,310)	(3,884,151)
Cash distributions	-	(8,411,222)	(84,961)	-	(8,496,183)	(1,563,675)	(10,059,858)
Deconsolidation of
noncontrolling interests in
joint ventures	-	-	-	-	-	(17,068,983)	(17,068,983)

Balance, March 31, 2011 (unaudited)	348,650	$246,760,672	$(620,709)	$(6,540,731)	$239,599,232	$40,103,373	$279,702,605

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net (loss) income	$(5,423,813)	$6,667,535
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Finance income	(4,260,781)	(3,965,767)
Rental income paid directly to lenders by lessees	(8,175,408)	(8,175,408)
Income from investment in joint venture	(146,531)	(148,958)
Depreciation and amortization	9,175,435	9,172,742
Interest expense on non-recourse financing paid directly
to lenders by lessees	1,309,097	1,846,092
Interest expense from amortization of debt financing costs	290,426	309,849
Accretion of seller's credit and other	588,018	554,588
Impairment loss	11,290,617	-
(Gain) Loss on financial instruments	(77,222)	230,451
Changes in operating assets and liabilities:
Collection of finance leases	9,573,545	7,783,177
Other assets, net	(157,998)	(246,556)
Accrued expenses and other current liabilities	(98,584)	(744,538)
Deferred revenue	(1,760,965)	(728,042)
Due to/from Manager and affiliates, net	56,305	(151,056)
Distributions from joint venture	146,531	148,958

Net cash provided by operating activities	12,328,672	12,553,067

Cash flows from investing activities:
Purchase of equipment	(2,012,552)	(1,783,302)
Proceeds from sale of equipment	2,729,276	-
Investment in joint venture	(12,218,393)	-
Distributions received from joint venture in excess of profits	188,043	185,616
Restricted cash	(186,746)	(225,683)
Repayment of notes receivable	2,470,167	5,324,010

Net cash (used in) provided by investing activities	(9,030,205)	3,500,641

Cash flows from financing activities:
Repayments of non-recourse long-term debt	(3,176,867)	(3,784,375)
Investment in joint ventures by noncontrolling interests	-	111,987
Distributions to noncontrolling interests	(1,563,675)	(3,800,206)
Cash distributions to members	(8,496,183)	(8,497,590)

Net cash used in financing activities	(13,236,725)	(15,970,184)

Effects of exchange rates on cash and cash equivalents	1,446	(330)

Net (decrease) increase in cash and cash equivalents	(9,936,812)	83,194

Cash and cash equivalents, beginning of period	29,219,287	27,075,059

Cash and cash equivalents, end of period	$19,282,475	$27,158,253

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2011	2010

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$1,029,433	$2,262,000

Supplemental disclosure of non-cash investing and financing activities:

Principal and interest on non-recourse long-term debt
paid directly to lenders by lessees	$8,175,408	$8,175,408

Exchange of equity interest in three consolidated joint ventures for the proportionate share of certain notes receivable	$17,068,983	$-

Equipment purchased with non-recourse long-term debt paid directly by lender	$-	$12,000,000

Equipment purchased with subordinated financing provided by seller	$-	$7,000,000

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(1)	Basis of Presentation

The accompanying consolidated financial statements of ICON Leasing Fund Twelve, LLC (the “LLC”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of ICON Capital Corp., a Delaware corporation (the “Manager”), all adjustments considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2010. The results for the interim period are not necessarily indicative of the results for the full year.

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements in prior periods to conform to the current presentation. Interest and other income has been reclassified to finance income within the consolidated statements of operations.

Recent Accounting Pronouncements

In 2010, the LLC adopted the accounting pronouncement related to the disclosures about the credit quality of financing receivables and the allowance for credit losses. The pronouncement requires entities to provide disclosures designed to facilitate financial statements users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowances for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  Disclosures that relate to activity during a reporting period will be required for the LLC’s consolidated financial statements effective January 1, 2011. The adoption of these additional disclosures did not have a material effect on the LLC’s consolidated financial statements as of March 31, 2011.

(2)	Notes Receivable

Effective January 1, 2011, the LLC exchanged its 52.09% ownership interest in a joint venture for its proportionate share of notes receivable from ION Geophysical Corp. (“ION”), which notes receivable were previously owned by the joint venture.  The aggregate principal balance of the notes was approximately $8,348,000, which accrue interest at 15% and mature on August 1, 2014.  No gain or loss was recorded as a result of this transaction.  Upon the completion of the exchange, the joint venture was deconsolidated and then terminated.

Effective January 1, 2011, the LLC exchanged its 52.75% ownership interest in a joint venture for its proportionate share of notes receivable from Northern Capital Associates XIV, L.P. (“Northern Leasing”), which notes receivable were previously owned by the joint venture.  The aggregate principal balance of the notes was approximately $5,327,000, which accrue interest from 9.47% to 9.90% and mature between December 15, 2011 and February 15, 2013.  No gain or loss was recorded as a result of this transaction.  Upon the completion of the exchange, the joint venture was deconsolidated and then terminated.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(2)	Notes Receivable - continued

Effective January 1, 2011, the LLC exchanged its 49.13% ownership interest in a joint venture for an assignment of its proportionate share of the future cash flows of a loan receivable from Quattro Plant Limited (“Quattro”), which was previously owned by the joint venture.  As a result of this assignment, the LLC recorded a loan receivable of approximately £2,478,000, which accrues interest at 20% and matures on October 1, 2012.  No gain or loss was recorded as a result of this transaction.  Upon the completion of the exchange, the joint venture was deconsolidated and then terminated.

Credit Quality of Notes Receivable and Allowance for Credit Losses

The Manager weighs all credit decisions on a combination of external credit ratings as well as internal credit evaluations of all potential borrowers.  A potential borrower’s credit application is analyzed using those credit ratings as well as the potential borrower’s financial statements and other financial data deemed relevant.

The LLC’s notes receivable are limited in number and are spread across a wide range of industries.  Accordingly, the LLC does not aggregate notes receivable into portfolio segments or classes.  Due to the limited number of notes receivable, the LLC is able to estimate the allowance for credit losses based on a detailed analysis of each note receivable as opposed to using portfolio based metrics and allowance for credit losses.  Notes are analyzed quarterly and categorized as either performing or nonperforming based on payment history.  If a note becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Manager analyzes whether a reserve should be established or the note should be restructured.  As of March 31, 2011 and December 31, 2010, the Manager determined that no allowance for credit losses was required.

Interest income recognized on notes receivable is included in finance income within the consolidated statements of operations.

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	March 31,	December 31,
	2011	2010

Minimum rents receivable	$218,432,316	$225,642,237
Estimated residual values	22,348,446	21,928,543
Initial direct costs, net	5,409,368	5,657,967
Unearned income	(71,073,864)	(74,682,136)

Net investment in finance leases	175,116,266	178,546,611

Less: Current portion of net
investment in finance leases	18,143,418	23,535,746

Net investment in finance leases,
less current portion	$156,972,848	$155,010,865

On March 31, 2011, the LLC purchased information technology equipment for the purchase price of approximately $1,954,000 and simultaneously leased the equipment to Broadview Networks Holdings, Inc. and Broadview Networks Inc. (collectively, “Broadview”). The base term of the schedule is for a period of 36 months, which commenced on April 1, 2011.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	March 31,	December 31,
	2011	2010
Marine - Product tankers	$197,736,937	$209,027,554
Marine - Container vessels	52,691,711	52,691,711
Marine - Accomodation & work barge	43,973,698	43,973,698
Underground coal conveyor system	3,493,747	7,287,821
Coal drag line	12,834,631	12,834,631
Gas compressors	11,611,520	11,611,520
Marine - Diving system	10,410,111	10,410,111
Automotive manufacturing equipment	14,035,942	14,124,744
Motor coaches	5,473,082	5,473,082
Forging equipment	4,637,475	4,637,475
Telecommunications equipment	6,116,887	6,116,887
	363,015,741	378,189,234

Less: Accumulated depreciation	83,112,107	76,473,310

	$279,903,634	$301,715,924

On March 4, 2011, the LLC sold the equipment on lease to American Energy Corp. and Ohio American Energy, Incorporated (collectively, “American Energy”) for the purchase price of approximately $1,798,000.  No gain or loss was recorded as a result of this transaction.

As a result of recent negotiations to remarket certain vessels during the three months ended March 31, 2011, the Manager reviewed the LLC’s investment in ICON Mayon, LLC (“ICON Mayon”) and determined that the net book value of the vessel under lease exceeded the fair value.  As a result, the LLC recognized a non-cash impairment charge of approximately $11,291,000.

Depreciation expense was $8,645,049 and $8,550,346 for the three months ended March 31, 2011 and 2010, respectively.

(5)	Assets Held for Sale

On March 16, 2011, the LLC, in conjunction with ICON Leasing Fund Eleven, LLC (“Fund Eleven”), an entity also managed by the Manager, sold certain parcels of real property for a net purchase price of approximately $1,183,000, of which the LLC’s portion was approximately $843,000. No gain or loss was recorded as a result of this transaction.

(6)	Investment in Joint Ventures

ICON AET Holdings, LLC

On March 29, 2011, the LLC and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), an entity also managed by the Manager, entered into a joint venture, ICON AET Holdings, LLC (“ICON AET”), owned 25% by the LLC and 75% by Fund Fourteen, for the purpose of acquiring two Aframax tankers and two Very Large Crude Carriers (the “VLCCs”) (collectively, the “AET Vessels”). The Aframax tankers were each acquired for a purchase price of $13,000,000, of which $9,000,000 of non-recourse long-term debt was borrowed from DVB Bank SE (“DVB”), and were simultaneously bareboat chartered to AET Inc. Limited (“AET”) for a period of three years. The VLCCs were each acquired for a purchase price of $72,000,000, of which $55,000,000 of non-recourse long-term debt was borrowed from DVB, and were simultaneously bareboat chartered to AET for a period of 10 years.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(6)	Investment in Joint Ventures - continued

On April 5, 2011, ICON AET borrowed $22,000,000 of subordinated non-recourse long-term debt from an unaffiliated third-party in connection with the LLC’s investment in ICON AET.  The loan is for a period of sixty months and at the Manager’s option may be extended for an additional twelve months. The loan is secured by the equity interests of ICON AET.

(7)	Non-Recourse Long-Term Debt

As of March 31, 2011 and December 31, 2010, the LLC had non-recourse long-term debt obligations of $202,279,044 and $212,511,305, respectively, with maturity dates ranging from August 31, 2011 to January 31, 2015, and interest rates ranging from 3.85% to 7.96% per year, fixed after giving effect to the respective interest rate swap agreements.

(8)	Revolving Line of Credit, Recourse

As of March 31, 2011, the LLC and certain entities managed by the Manager (collectively, the “Borrowers”) were party to a Commercial Loan Agreement, as amended (the “Prior Loan Agreement”), with California Bank & Trust (“CB&T”).  At March 31, 2011, there were no obligations outstanding under the Prior Loan Agreement and the Borrowers were in compliance with all covenants under the Prior Loan Agreement.  As of May 10, 2011, the Prior Loan Agreement was terminated.

On May 10, 2011, the LLC entered into a Commercial Loan Agreement (the “Loan Agreement”) with CB&T. The Loan Agreement provides for a revolving line of credit of up to $10,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all of the LLC’s assets not subject to a first priority lien, as defined in the Loan Agreement. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain loans and lease agreements in which the LLC has a beneficial interest.

The Facility expires on March 31, 2013 and the LLC may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the 90-day rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year.  In addition, the LLC is obligated to pay a commitment fee based on an annual rate of 0.50% on unused commitments under the Facility.

Pursuant to the Loan Agreement, the LLC is required to comply with certain covenants.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(9)	Transactions with Related Parties

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2011	2010
ICON Capital Corp.	Manager	Acquisition fees (1)	$1,302,313	$600,000
ICON Capital Corp.	Manager	Administrative expense
		reimbursements (2)	640,592	685,443
ICON Capital Corp.	Manager	Management fees (2)	1,141,084	1,072,882
Total			$3,083,989	$2,358,325

(1) Amount capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(2) Amount charged directly to operations.

At March 31, 2011, the LLC had a payable of $338,798 due to the Manager and its affiliates primarily related to administrative expense reimbursements.

(10)	Derivative Financial Instruments

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
March 31, 2011
(unaudited)

(10)	Derivative Financial Instruments – continued

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

As of March 31, 2011, the LLC had twelve floating-to-fixed interest rate swaps that are designated and qualifying as cash flow hedges with an aggregate notional amount of $176,366,055. These interest rate swaps have maturity dates ranging from July 25, 2011 to September 30, 2014.

For these derivatives, the LLC records the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statements of operations as the impact of the hedged transaction. During the three months ended March 31, 2011, the LLC recorded $12,078 of hedge ineffectiveness in earnings. At March 31, 2011, the accumulated unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was $5,338,226.

During the twelve months ending March 31, 2012, the LLC estimates that approximately $3,612,000 will be reclassified from AOCI to interest expense.

Foreign Exchange Risk

The LLC is exposed to fluctuations in Euros and pounds sterling. The LLC, at times, uses foreign currency derivatives, including currency forward agreements, to manage its exposure to fluctuations in the USD-Euro and USD-pounds sterling exchange rates. Currency forward agreements involve fixing the foreign exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements typically have been cash settled in U.S. dollars for their fair value at or close to their settlement date. The LLC had no foreign currency derivatives outstanding at March 31, 2011.

Non-designated Derivatives

As of March 31, 2011, the LLC had two interest rate swaps with a notional balance of $14,963,710 that are not speculative and are used to meet the LLC’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. The LLC’s strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. Each interest rate swap involves the receipt of floating-rate interest payments from a counterparty in exchange for the LLC making fixed interest rate payments over the life of the agreement without exchange of the underlying notional amount.

Additionally, the LLC holds warrants that are held for purposes other than hedging. All changes in the fair value of the interest rate swaps not designated as hedges and the warrants are recorded directly in earnings.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(10)	Derivative Financial Instruments – continued

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheets as of March 31, 2011 and December 31, 2010:

	Asset Derivatives			Liability Derivatives
		March 31,	December 31,		March 31,	December 31,
		2011	2010		2011	2010
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging
instruments:
Interest rate swaps		$-	$-	Derivative instruments	$5,801,218	$6,949,480

Derivatives not designated as hedging
instruments:
Interest rate swaps		$-	$-	Derivative instruments	$433,872	$531,714
Warrants	Other non-current assets	$337,584	$340,324		$-	$-

The tables below present the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the three months ended March 31, 2011:

				Location of Gain (Loss)	Gain (Loss) Recognized
	Amount of Gain (Loss)	Location of Gain (Loss)		Recognized in Income on	in Income on Derivative
	Recognized	Reclassified	Gain (Loss) Reclassified	Derivative (Ineffective Portion	(Ineffective Portion and
	in AOCI on Derivative	from AOCI into Income	from AOCI into Income	and Amounts Excluded	Amounts Excluded
Derivatives	(Effective Portion)	(Effective Portion)	(Effective Portion)	from Effectiveness Testing)	from Effectiveness Testing)

Interest rate swaps	$11,481	Interest expense	$(1,134,330)	Loss on financial instruments	$(12,078)

The tables below present the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the three months ended March 31, 2010:

				Location of Gain (Loss)	Gain (Loss) Recognized
	Amount of Gain (Loss)	Location of Gain (Loss)		Recognized in Income on	in Income on Derivative
	Recognized	Reclassified	Gain (Loss) Reclassified	Derivative (Ineffective Portion	(Ineffective Portion and
	in AOCI on Derivative	from AOCI into Income	from AOCI into Income	and Amounts Excluded	Amounts Excluded
Derivatives	(Effective Portion)	(Effective Portion)	(Effective Portion)	from Effectiveness Testing)	from Effectiveness Testing)

Interest rate swaps	$(2,338,056)	Interest expense	$(1,295,031)	Loss on financial instruments	$(13,548)

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(10)	Derivative Financial Instruments – continued

The LLC’s derivative financial instruments not designated as hedging instruments generated a gain (loss) on financial instruments on the consolidated statements of operations for the three months ended March 31, 2011 and 2010 of $89,300 and ($216,903), respectively. The net gain recorded for the three months ended March 31, 2011 was comprised of a gain of $92,040 relating to interest rate swap contracts and losses of ($2,740) relating to warrants. The net loss recorded for the three months ended March 31, 2010 was comprised of losses of ($215,114) relating to interest rate swap contracts and ($1,789) relating to warrants.

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

As of March 31, 2011, the fair value of the derivatives in a liability position was $6,235,090. In the event that the LLC would be required to settle its obligations under the agreements as of March 31, 2011, the termination value would be $6,440,323.

(11)	Accumulated Other Comprehensive Loss

AOCI includes accumulated unrealized losses on derivative financial instruments and accumulated unrealized losses on currency translation adjustments of $5,338,226 and $1,202,505, respectively, at March 31, 2011 and accumulated unrealized losses on derivative financial instruments and accumulated unrealized losses on currency translation adjustments of $6,484,037 and $1,505,909, respectively, at December 31, 2010.  Total comprehensive (loss) income for the three months ended March 31, 2011 and 2010 was ($3,884,151) and $4,966,161, respectively.

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(12)	Fair Value Measurements - continued

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

Assets:	Level 1	Level 2	Level 3	Total

Warrants	$-	$-	$337,584	$337,584

Liabilities:

Derivative Instruments	$-	$6,235,090	$-	$6,235,090

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The LLC is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements.  The LLC’s non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2011:

	March 31, 2011	Level 1	Level 2	Level 3	Total Impairment Loss

Leased equipment at cost	$19,393,283	$-	$-	$19,393,283	$11,290,617

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
March 31, 2011
(unaudited)

(12)	Fair Value Measurements - continued

Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, approximates fair value due to their short-term maturities and variable interest rates. The carrying value of the LLC’s non-recourse debt approximates its fair value due to its floating interest rates.  The estimated fair value of the LLC’s other non-current liabilities and notes receivable was based on the discounted value of future cash flows expected to be received from the loans based on terms consistent with the range of the LLC’s internal pricing strategies for transactions of this type.

	March 31, 2011
	Carrying Amount	Fair Value
Fixed rate notes receivable	$43,002,803	$43,167,557

Other non-current liabilities	$53,769,921	$57,375,787

(13)	Commitments and Contingencies

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

In connection with certain investments, the LLC is required to maintain restricted cash accounts with certain banks.  The aforementioned cash amounts are presented within other non-current assets in the LLC’s consolidated balance sheets at March 31, 2011 and December 31, 2010.

(14)	Subsequent Event

On April 4, 2011, the LLC sold certain telecommunications equipment to Global Crossing Telecommunications, Inc. (“Global Crossing”) for the aggregate purchase price of approximately $1,188,000.

Item 2. Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Overview

Our offering period ended on April 30, 2009 and our operating period commenced on May 1, 2009. We operate as an equipment leasing and finance program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve. With the proceeds from the sale of shares of our limited liability company interests (“Shares”), we invested and continue to invest in equipment subject to leases, other equipment financing, and residual ownership rights in items of leased equipment and established a cash reserve.  After the net offering proceeds were invested, additional investments will be made with the cash generated from our initial investments to the extent that cash is not used for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called “reinvestment.” We anticipate investing in equipment from time to time for five years. This time frame is called the “operating period” and may be extended, at the sole discretion of our Manager, for up to an additional three years.  After the operating period, we will then sell our assets in the ordinary course of business during a time frame called the “liquidation period.”

Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our limited liability company agreement. Our initial closing was on May 25, 2007, when the minimum offering of $1,200,000 was achieved (the “Commencement of Operations”). From the Commencement of Operations through April 30, 2009, the end of our offering period, we raised $347,686,947 in total equity.

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2010:

New Investments

•
On March 29, 2011, we and Fund Fourteen entered into a joint venture, ICON AET, owned 25% by us and 75% by Fund Fourteen, for the purpose of acquiring two Aframax tankers and two VLCCs. The Aframax tankers were each acquired for a purchase price of $13,000,000, of which $9,000,000 of non-recourse long-term debt was borrowed from DVB, and were simultaneously bareboat chartered to AET for a period of three years. The VLCCs were each acquired for a purchase price of $72,000,000, of which $55,000,000 of non-recourse long-term debt was borrowed from DVB, and were simultaneously bareboat chartered to AET for a period of 10 years.

On April 5, 2011, ICON AET borrowed $22,000,000 of subordinated non-recourse long-term debt from an unaffiliated third-party in connection with our investment in ICON AET.  The loan is for a period of sixty months and at our Manager’s option may be extended for an additional twelve months. The loan is secured by the equity interests of ICON AET.

•
On March 31, 2011, we purchased information technology equipment for the purchase price of approximately $1,954,000 and simultaneously leased the equipment to Broadview. The base term of the schedule is for a period of 36 months, which commenced on April 1, 2011.

Dispositions

•	On March 4, 2011, we sold the equipment on lease to American Energy for the purchase price of approximately $1,798,000. No gain or loss was recorded as a result of this transaction.

•
On March 16, 2011, in conjunction with Fund Eleven, we sold certain parcels of real property for a net purchase price of approximately $1,183,000, of which our portion was approximately $843,000. No gain or loss was recorded as a result of this transaction.

Notes Receivable

•
Effective January 1, 2011, we exchanged our 52.09% ownership interest in a joint venture for our proportionate share of  notes receivable from ION, which notes receivable were previously owned by the joint venture.  The aggregate principal balance of the notes was approximately $8,348,000, which accrue interest at 15% and mature on August 1, 2014.  No gain or loss was recorded as a result of this transaction.  Upon the completion of the exchange, the joint venture was deconsolidated and then terminated.

•
Effective January 1, 2011, we exchanged our 52.75% ownership interest in a joint venture for our proportionate share of notes receivable from Northern Leasing, which notes receivable were previously owned by the joint venture.   The aggregate principal balance of the notes was approximately $5,327,000 which accrue interest from 9.47% to 9.90% and mature between December 15, 2011 and February 15, 2013.  No gain or loss was recorded as a result of this transaction.  Upon the completion of the exchange, the joint venture was deconsolidated and then terminated.

•
Effective January 1, 2011, we exchanged our 49.13% ownership interest in a joint venture for an assignment of our proportionate share of the future cash flows of a loan receivable from Quattro, which was previously owned by the joint venture.  As a result of this assignment, we recorded a loan receivable of approximately £2,478,000, which accrues interest at 20% and matures on October 1, 2012.  No gain or loss was recorded as a result of this transaction.  Upon the completion of the exchange, the joint venture was deconsolidated and then terminated.

Impairment

•
As a result of recent negotiations to remarket certain vessels during the three months ended March 31, 2011, the Manager reviewed our investment in ICON Mayon and determined that the net book value of the vessel under lease exceeded the fair value.  As a result, we recognized a non-cash impairment charge of approximately $11,291,000.

Acquisition Fees

In connection with the new investments made since December 31, 2010, we paid total acquisition fees to our Manager of approximately $1,302,000.

Subsequent Event

On April 4, 2011, we sold certain telecommunications equipment to Global Crossing for the aggregate purchase price of approximately $1,188,000.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a significant impact on our consolidated financial statements as of March 31, 2011.  See Note 1 to our consolidated financial statements for a discussion of accounting pronouncements that we have recently adopted.

Results of Operations for the Three Months Ended March 31, 2011 (the “2011 Quarter”) and 2010 (the “2010 Quarter”)

Financing Transactions

We provide financing in diverse industries. The following tables set forth the types of assets securing the investments in our portfolio at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
		Percentage of Total Net Carrying Value		Percentage of Total Net Carrying Value
	Net		Net
	Carrying		Carrying
Asset Type	Value		Value
Marine - Pipelaying barge	$102,810,026	47%	$104,587,726	44%
Marine - Accomodation & work barge	47,127,853	22%	47,837,957	20%
Marine - Product tankers	18,199,092	8%	18,616,177	8%
Telecommunications equipment	12,328,476	6%	12,234,879	5%
Cranes & transportation equipment	9,384,375	4%	9,750,000	4%
Point of sale equipment	9,172,802	4%	15,174,761	6%
Analog seismic system equipment	7,912,650	4%	16,027,940	7%
Automotive manufacturing equipment	4,250,820	2%	4,869,872	2%
Rail support construction equipment	3,732,975	2%	7,819,468	3%
Metal cladding & production equipment	3,200,000	1%	3,200,000	1%
	$218,119,069	100%	$240,118,780	100%

The net carrying value of our financing transactions include the balances of our notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During the 2011 Quarter and the 2010 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:
		Percentage of Total Finance Income

Customer	Asset Type	2011 Quarter	2010 Quarter
Leighton Holdings Limited	Marine - Pipelay and Accomodation & work barges	61%	41%
Northern Capital Associates	Point of sale equipment	7%	17%
ION Geophysical Corporation	Analog seismic system equipment	5%	10%
Appleton Papers, Inc.	Machine paper coating manufacturing line	0%	10%
		73%	78%

Finance income includes interest income from our notes receivable and finance income from our net investment in finance leases, which are included in finance income in the consolidated statements of operations.

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of the carrying value of such assets or finance income as of a stated period, as applicable, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Operating Transactions

We have also financed a diversified portfolio of equipment pursuant to operating leases. The equipment has been leased to customers in various industries. The following tables set forth the types of equipment subject to operating leases in our investment portfolio as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
		Percentage of Total Net Carrying Value		Percentage of Total Net Carrying Value
	Net		Net
	Carrying		Carrying
Asset Type	Value		Value
Marine - Product tankers	$152,724,389	54%	$168,455,080	56%
Marine - Container vessels	42,570,870	15%	43,432,625	14%
Marine - Accomodation & work barge	38,167,089	13%	38,884,891	13%
Coal drag line	10,713,335	4%	10,895,682	3%
Gas compressors	10,048,640	4%	10,281,711	3%
Marine - Diving system	8,240,769	3%	8,547,752	3%
Automotive manufacturing equipment	7,528,842	3%	8,098,800	3%
Motor coaches	4,027,763	1%	4,208,428	1%
Forging equipment	2,427,842	1%	2,594,677	1%
Underground coal conveyor system	2,266,350	1%	4,725,606	2%
Telecommunications equipment	1,187,745	1%	1,590,672	1%
	$279,903,634	100%	$301,715,924	100%

During the 2011 Quarter and the 2010 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2011 Quarter	2010 Quarter
AET, Inc. Limited	Marine - Product Tankers	40%	39%
Swiber Holdings Limited	Marine - Accomodation & work barge and Diving system	16%	15%
Vroon Group B.V.	Marine - Container Vessels	11%	11%
Teekay Shipping	Marine - Product Tankers	10%	10%
		77%	75%

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of the carrying value of such assets or rental income as of a stated period, as applicable, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Revenue for the 2011 Quarter and the 2010 Quarter is summarized as follows:

	Three Months Ended March 31,
	2011	2010	Change

Finance income	$6,242,567	$7,189,519	$(946,952)
Rental income	15,076,446	15,657,262	(580,816)
Income from investment in joint venture	146,531	148,958	(2,427)

Total revenue	$21,465,544	$22,995,739	$(1,530,195)

Total revenue for the 2011 Quarter decreased $1,530,195, or 6.7%, as compared to the 2010 Quarter.  The decrease in finance income was primarily due to (i) the termination of three consolidated joint ventures during the 2011 Quarter and (ii) the liquidation of our investment in a note receivable during 2010.  The decrease in finance income was partially offset by (i) our investment in three notes receivable during 2010 and (ii) our investment in three finance lease transactions during 2010.

Expenses for the 2011 Quarter and the 2010 Quarter are summarized as follows:

	Three Months Ended March 31,
	2011	2010	Change

Management fees - Manager	$1,141,084	$1,072,882	$68,202
Administrative expense reimbursements - Manager	640,592	685,443	(44,851)
General and administrative	718,672	633,487	85,185
Interest	4,000,179	4,533,199	(533,020)
Depreciation and amortization	9,175,435	9,172,742	2,693
Impairment loss	11,290,617	-	11,290,617
(Gain) loss on financial instruments	(77,222)	230,451	(307,673)

Total expenses	$26,889,357	$16,328,204	$10,561,153

Total expenses for the 2011 Quarter increased $10,561,153, or 64.7%, as compared to the 2010 Quarter. The increase in total expenses is primarily due to the increase in the non-cash impairment charge recorded by ICON Mayon, which was partially offset by the decrease in interest expense as a result of the scheduled repayments of our non-recourse long-term debt obligations and a gain on financial instruments recorded during the 2011 Quarter.

Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests decreased $6,255,626, from net income of $2,113,869 in the 2010 Quarter to a net loss of $4,141,757 in the 2011 Quarter. The decrease was primarily due to the increase in the non-cash impairment charge recorded by ICON Mayon and the termination of three consolidated joint ventures during the 2011 Quarter.

Net (Loss) Income Attributable to Fund Twelve

As a result of the foregoing factors, net (loss) income attributable to us for the 2011 Quarter and the 2010 Quarter was ($1,282,056) and $4,553,666, respectively. Net (loss) income attributable to us per weighted average additional Share outstanding for the 2011 Quarter and the 2010 Quarter was ($3.64) and $12.93, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2011 compared to December 31, 2010.

Total Assets

Total assets decreased $43,615,843, from $594,249,580 at December 31, 2010 to $550,633,737 at March 31, 2011. The decrease was primarily due to (i) the termination of  three consolidated joint ventures, (ii) the impairment of certain leased equipment and (iii) cash distributions to our members and noncontrolling interests.

Current Assets

Current assets decreased $22,489,864, from $74,732,616 at December 31, 2010 to $52,242,752 at March 31, 2011.  The decrease was primarily due to (i) the termination of  three consolidated joint ventures, (ii) our investment in a noncontrolling interest and (iii) cash distributions to our members and noncontrolling interests during the 2011 Quarter.

Total Liabilities

Total liabilities decreased $12,602,851, from $283,533,983 at December 31, 2010 to $270,931,132 at March 31, 2011. The decrease was primarily due to scheduled repayments of our non-recourse long-term debt.

Current Liabilities

Current liabilities decreased $5,151,181, from $74,034,556 at December 31, 2010 to $68,883,375 at March 31, 2011.  The decrease was primarily due to scheduled repayments of our non-recourse long-term debt  and a decrease in our derivative instruments and deferred revenue obligations during the 2011 Quarter.

Equity

Equity decreased $31,012,992, from $310,715,597 at December 31, 2010 to $279,702,605 at March 31, 2011. The decrease was primarily due to the termination of  three consolidated joint ventures, the impairment of certain leased equipment and distributions to our members and noncontrolling interests during the 2011 Quarter.

Liquidity and Capital Resources

Summary

At March 31, 2011 and December 31, 2010, we had cash and cash equivalents of $19,282,475 and $29,219,287, respectively. During our offering period, our main source of cash was from financing activities and our main use of cash was in investing activities. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we enter into new investments, meet our debt obligations, pay distributions to our members and to the extent that expenses exceed cash flows from operations and the proceeds from sale of our investments.

We currently have adequate cash balances and generate a sufficient amount of cash flow from operations to meet our short-term working capital requirements.  We expect to generate sufficient cash flows from operations to sustain our working capital requirements in the foreseeable future. In the event that our working capital is not adequate to fund our short-term liquidity needs, we could borrow against our Facility, which provides for a revolving line of credit of up to $10,000,000 available to meet such requirements. The Facility replaced the loan facility provided under the Prior Loan Agreement (“the “Prior Loan Facility”) that was terminated on May 10, 2011.  At March 31, 2011, the Prior Loan Facility had $30,000,000 available.  For additional information, see Note 8 to our consolidated financial statements.

We anticipate that our liquidity requirements for the remaining life of the fund will be financed by the expected results of our operating and financing activities, as well as cash received from our investments at maturity.

We anticipate being able to meet our liquidity requirements into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of March 31, 2011, the cash reserve was $1,738,435.

      Cash Flows

Operating Activities

Cash provided by operating activities decreased $224,395, from $12,553,067 in the 2010 Quarter, to $12,328,672 in the 2011 Quarter.  The net decrease in cash provided by operating activities was due to the disposition of certain assets in our portfolio  during the 2011 Quarter.

Investing Activities

Cash used in investing activities increased $12,530,846, from a source of cash of $3,500,641 in the 2010 Quarter, to a use of cash of $9,030,205 during the 2011 Quarter. The net increase in cash used in investing activities was due to our investment in a noncontrolling interest during the 2011 Quarter and a decrease in the proceeds received from notes receivable as a result of (i) the termination of three consolidated joint ventures during the 2011 Quarter and (ii) the liquidation of our investment in a note receivable during 2010.  The net increase in cash used in investing activities was partially offset by the proceeds received from the sale of certain equipment during the 2011 Quarter.

Financing Activities

Cash used in financing activities decreased $2,733,459, from $15,970,184 in the 2010 Quarter, to $13,236,725 in the 2011 Quarter.  The decrease in cash used in financing activities is primarily due to the decrease in distributions made to noncontrolling interests as a result of the termination of three consolidated joint ventures during the 2011 Quarter.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at March 31, 2011 of $202,279,044. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender.  If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.

Distributions

We, at our Manager’s discretion, pay monthly distributions to each of our additional members and noncontrolling interests starting with the first month after each such member’s admission and the commencement of our joint venture operations, respectively, and we expect to continue to pay such distributions until the end of our operating period. We paid distributions of $84,961, $8,411,222 and $1,563,675 to our Manager, additional members and noncontrolling interests, respectively, during the 2011 Quarter.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2011, we had non-recourse debt obligations. The lender has a security interest in the majority of the equipment collateralizing each non-recourse long-term debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee.  In other cases, we receive the rental payments and pay the lender. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At March 31, 2011, our outstanding non-recourse long-term indebtedness was $202,279,044.  We are a party to the Facility, which replaced the Prior Loan Facility and had no borrowings under such Prior Loan Facility at March 31, 2011.

We have entered into certain residual sharing and remarketing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas. The obligation related to these agreements is recorded at fair value.

In connection with certain investments, we are required to maintain restricted cash accounts with certain banks.  The aforementioned cash amounts are presented within other non-current assets in our consolidated balance sheets at March 31, 2011 and December 31, 2010.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2011, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or repurchase any Shares during the three months ended March 31, 2011.

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

10.6	Termination of Commercial Loan Agreement, by and among California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC, ICON Leasing Fund Twelve, LLC and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., dated as of May 10, 2011.

10.7	Commercial Loan Agreement, by and between California Bank & Trust and ICON Leasing Fund Twelve, LLC, dated as of May 10, 2011.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICON Leasing Fund Twelve, LLC
(Registrant)

By: ICON Capital Corp.
       (Manager of the Registrant)

May 16, 2011

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Accounting and Financial Officer)

27