Form 10-Q
period 2011-08-08
ICON LEASING FUND TWELVE, LLC
filed 2011-08-11
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2011

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-53189

ICON Leasing Fund Twelve, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5651009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on August 8, 2011 is 348,650.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	June 30,
	2011	December 31,
	(unaudited)	2010

Current assets:
Cash and cash equivalents	$24,740,548	$29,219,287
Current portion of notes receivable	8,061,072	16,178,391
Current portion of net investment in finance leases	19,371,413	23,535,746
Other current assets	2,872,674	3,303,029
Assets held for sale, net	1,561,417	2,496,163

Total current assets	56,607,124	74,732,616

Non-current assets:
Notes receivable, less current portion	32,587,969	45,393,778
Net investment in finance leases, less current portion	150,557,877	155,010,865
Leased equipment at cost (less accumulated depreciation of
$85,802,113 and $76,473,310, respectively)	260,528,972	301,715,924
Investment in joint ventures	9,356,441	3,864,617
Other non-current assets, net	13,902,097	13,531,780

Total non-current assets	466,933,356	519,516,964

Total Assets	$523,540,480	$594,249,580

Liabilities and Equity

Current liabilities:
Current portion of non-recourse long-term debt	$54,152,769	$56,271,731
Derivative instruments	6,863,750	7,481,194
Deferred revenue	6,496,447	7,063,111
Due to Manager and affiliates	310,412	319,479
Accrued expenses and other current liabilities	3,385,431	2,899,041

Total current liabilities	71,208,809	74,034,556

Non-current liabilities:
Non-recourse long-term debt, less current portion	134,554,916	156,239,574
Other non-current liabilities	54,142,587	53,259,853

Total non-current liabilities	188,697,503	209,499,427

Total Liabilities	259,906,312	283,533,983

Commitments and contingencies (Note 13)

Equity:
Members' Equity:
Additional Members	236,424,667	256,441,129
Manager	(725,018)	(522,927)
Accumulated other comprehensive loss	(6,991,094)	(7,989,946)

Total Members' Equity	228,708,555	247,928,256

Noncontrolling Interests	34,925,613	62,787,341

Total Equity	263,634,168	310,715,597

Total Liabilities and Equity	$523,540,480	$594,249,580

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue:
Finance income	$5,629,820	$6,770,531	$11,872,387	$13,960,050
Rental income	14,301,013	15,279,370	29,377,459	30,936,632
(Loss) income from investment in joint ventures	(678,503)	148,245	(531,972)	297,203
Gain on guaranty	-	2,162,795	-	2,162,795
Loss on assets held for sale	-	(297,864)	-	(297,864)

Total revenue	19,252,330	24,063,077	40,717,874	47,058,816

Expenses:
Management fees - Manager	1,137,345	1,092,234	2,278,429	2,165,116
Administrative expense reimbursements - Manager	1,053,294	1,229,491	1,693,886	1,914,934
General and administrative	287,814	763,825	1,006,486	1,397,312
Interest	3,851,070	4,005,795	7,851,249	8,538,994
Depreciation and amortization	8,116,103	8,977,551	17,291,538	18,150,293
Impairment loss	10,611,841	1,282,568	21,902,458	1,282,568
Loss (gain) on financial instruments	124,926	(7,374)	47,704	223,077

Total expenses	25,182,393	17,344,090	52,071,750	33,672,294

Net (loss) income	(5,930,063)	6,718,987	(11,353,876)	13,386,522

Less: Net (loss) income attributable to noncontrolling interests	(3,985,836)	1,554,917	(8,127,593)	3,668,786

Net (loss) income attributable to Fund Twelve	$(1,944,227)	$5,164,070	$(3,226,283)	$9,717,736

Net (loss) income attributable to Fund Twelve allocable to:
Additional Members	$(1,924,785)	$5,112,429	$(3,194,020)	$9,620,558
Manager	(19,442)	51,641	(32,263)	97,178

	$(1,944,227)	$5,164,070	$(3,226,283)	$9,717,736

Weighted average number of additional shares of
limited liability company interests outstanding	348,650	348,709	348,650	348,709

Net (loss) income attributable to Fund Twelve per weighted
average additional share of limited liability company
interests outstanding	$(5.52)	$14.66	$(9.16)	$27.59

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional Shares of Limited Liability Company Interests	Additional Members	Manager	Accumulated Other Comprehensive Loss	Total Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2010	348,650	$256,441,129	$(522,927)	$(7,989,946)	$247,928,256	$62,787,341	$310,715,597

Comprehensive (loss) income:
Net loss	-	(1,269,235)	(12,821)	-	(1,282,056)	(4,141,757)	(5,423,813)
Change in valuation of
derivative instruments	-	-	-	1,145,811	1,145,811	90,447	1,236,258
Currency translation adjustment	-	-	-	303,404	303,404	-	303,404
Total comprehensive (loss) income					167,159	(4,051,310)	(3,884,151)
Cash distributions	-	(8,411,222)	(84,961)	-	(8,496,183)	(1,563,675)	(10,059,858)
Deconsolidation of
noncontrolling interests in
joint ventures	-	-	-	-	-	(17,068,983)	(17,068,983)

Balance, March 31, 2011 (unaudited)	348,650	246,760,672	(620,709)	(6,540,731)	239,599,232	40,103,373	279,702,605

Comprehensive loss:
Net loss	-	(1,924,785)	(19,442)	-	(1,944,227)	(3,985,836)	(5,930,063)
Change in valuation of
derivative instruments	-	-	-	(546,710)	(546,710)	14,334	(532,376)
Currency translation adjustment	-	-	-	96,347	96,347	-	96,347
Total comprehensive loss					(2,394,590)	(3,971,502)	(6,366,092)
Cash distributions	-	(8,411,220)	(84,867)	-	(8,496,087)	(1,206,258)	(9,702,345)

Balance, June 30, 2011 (unaudited)	348,650	$236,424,667	$(725,018)	$(6,991,094)	$228,708,555	$34,925,613	$263,634,168

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net (loss) income	$(11,353,876)	$13,386,522
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Finance income	(8,473,320)	(7,685,324)
Rental income paid directly to lenders by lessees	(17,485,218)	(17,485,218)
Income from investment in joint ventures	531,972	(297,203)
Depreciation and amortization	17,291,538	18,150,293
Interest expense on non-recourse financing paid directly
to lenders by lessees	2,444,597	3,339,777
Interest expense from amortization of debt financing costs	567,681	608,739
Accretion of seller's credit and other	1,191,446	1,120,003
Impairment loss	21,902,458	1,282,568
Gain on guaranty	-	(2,162,795)
Loss on assets held for sale, net	-	297,864
Loss on financial instruments	47,704	223,077
Changes in operating assets and liabilities:
Collection of finance leases	18,740,353	15,225,426
Prepaid acquisition fees	(1,282,875)	239,297
Other assets, net	(677,740)	(3,489,619)
Accrued expenses and other current liabilities	19,417	(364,839)
Deferred revenue	45,805	(225,651)
Due to/from Manager and affiliates, net	27,919	(260,704)
Distributions from joint venture	293,435	297,203

Net cash provided by operating activities	23,831,296	22,199,416

Cash flows from investing activities:
Purchase of equipment	(2,012,552)	(4,474,998)
Proceeds from sale of equipment	3,917,021	539,368
Investment in joint venture	(12,218,393)	-
Distributions received from joint ventures in excess of profits	5,901,162	371,945
Restricted cash	(373,489)	(375,932)
Repayment of notes receivable	4,858,897	10,056,600

Net cash provided by investing activities	72,646	6,116,983

Cash flows from financing activities:
Proceeds from non-recourse long-term debt	-	12,448,656
Repayments of non-recourse long-term debt	(8,623,021)	(6,553,125)
Shares of limited liability company interests repurchased	-	(47,129)
Investment in joint ventures by noncontrolling interests	-	2,801,936
Distributions to noncontrolling interests	(2,769,933)	(7,249,035)
Cash distributions to members	(16,992,270)	(16,995,181)

Net cash used in financing activities	(28,385,224)	(15,593,878)

Effects of exchange rates on cash and cash equivalents	2,543	(13,512)

Net (decrease) increase in cash and cash equivalents	(4,478,739)	12,709,009

Cash and cash equivalents, beginning of period	29,219,287	27,075,059

Cash and cash equivalents, end of period	$24,740,548	$39,784,068

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2011	2010

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$1,996,847	$3,599,649

Supplemental disclosure of non-cash investing and financing activities:

Principal and interest on non-recourse long-term debt
paid directly to lenders by lessees	$17,485,218	$17,485,218

Exchange of equity interests in three consolidated joint ventures for the
proportionate share of certain notes receivable	$17,068,983	$-

Equipment purchased with non-recourse long-term debt paid directly by lender	$-	$24,522,223

Equipment purchased with subordinated financing provided by seller	$-	$10,577,777

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(1)	Basis of Presentation

The accompanying consolidated financial statements of ICON Leasing Fund Twelve, LLC, a Delaware limited liability company (the “LLC”), have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of ICON Capital Corp., a Delaware corporation (the “Manager”), all adjustments considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2010. The results for the interim period are not necessarily indicative of the results for the full year.

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements in prior periods to conform to the current presentation. Interest and other income has been reclassified to finance income within the consolidated statements of operations.

Recent Accounting Pronouncements

In 2010, the LLC adopted the accounting pronouncement related to the disclosures about the credit quality of financing receivables and the allowance for credit losses. The pronouncement requires entities to provide disclosures designed to facilitate financial statements users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowances for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  Disclosures that relate to activity during a reporting period are required for the LLC’s consolidated financial statements effective January 1, 2011. The adoption of these additional disclosures did not have a material effect on the LLC’s consolidated financial statements as of June 30, 2011.

In June 2011, the FASB issued ASU No 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation in one continuous statement of comprehensive income or two separate but consecutive statements. The adoption of ASU 2011-05 becomes effective for the LLC's interim and annual periods beginning January 1, 2012. The LLC does not believe the adoption of this guidance will have a material impact on its consolidated financial statements, as it only requires a change in the format of presentation.

(2)	Notes Receivable

Effective January 1, 2011, the LLC exchanged its 52.09% ownership interest in a joint venture for its proportionate share of notes receivable from ION Geophysical Corp. (“ION”), which notes receivable were previously owned by the joint venture. The aggregate principal balance of the notes was approximately $8,348,000, and the notes accrue interest at 15% and mature on August 1, 2014.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was deconsolidated and then terminated.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(2)	Notes Receivable - continued

Effective January 1, 2011, the LLC exchanged its 52.75% ownership interest in a joint venture for its proportionate share of notes receivable from Northern Capital Associates XIV, L.P. (“Northern Leasing”), which notes receivable were previously owned by the joint venture.  The aggregate principal balance of the notes was approximately $5,327,000, and the notes accrue interest at 9.47% to 9.90% and mature between December 15, 2011 and February 15, 2013.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was deconsolidated and then terminated.

Effective January 1, 2011, the LLC exchanged its 49.13% ownership interest in a joint venture for an assignment of its proportionate share of future cash flows of a loan receivable from Quattro Plant Limited (“Quattro”), which was previously owned by the joint venture.  As a result of this assignment, the LLC recorded a loan receivable of approximately £2,478,000, which accrues interest at 20% and matures on October 1, 2012.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was deconsolidated and then terminated.

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

The LLC’s notes receivable are limited in number and are spread across a wide range of industries.  Accordingly, the LLC does not aggregate notes receivable into portfolio segments or classes.  Due to the limited number of notes receivable, the LLC is able to estimate the allowance for credit losses based on a detailed analysis of each note receivable as opposed to using portfolio based metrics and allowance for credit losses.  Notes are analyzed quarterly and categorized as either performing or nonperforming based on payment history.  If a note becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Manager analyzes whether a reserve should be established or the note should be restructured. As of June 30, 2011 and December 31, 2010, the Manager determined that no allowance for credit losses was required.

Interest income recognized on notes receivable is included in finance income within the consolidated statements of operations.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	June 30,	December 31,
	2011	2010

Minimum rents receivable	$212,047,797	$225,642,237
Estimated residual values	20,183,816	21,928,543
Initial direct costs, net	5,105,070	5,657,967
Unearned income	(67,407,393)	(74,682,136)

Net investment in finance leases	169,929,290	178,546,611

Less: Current portion of net
investment in finance leases	19,371,413	23,535,746

Net investment in finance leases,
less current portion	$150,557,877	$155,010,865

On March 31, 2011, the LLC purchased information technology equipment for the purchase price of approximately $1,954,000 and simultaneously leased the equipment to Broadview Networks Holdings, Inc. and Broadview Networks Inc. (collectively, “Broadview”). The base term of the lease schedule is for a period of 36 months, which commenced on April 1, 2011.

On May 16, 2011, the LLC entered into an agreement to sell certain automotive manufacturing equipment under lease for the purchase price of €3,000,000.  The purchase price will be paid in three installments and will accrue interest at a rate of 5.5%.  The LLC will retain title to the equipment until the final payment is received on or before June 1, 2013.  Accordingly, the LLC has accounted for this sale as a net investment in finance lease as of June 30, 2011.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(4)	Leased Equipment at Cost

 Leased equipment at cost consisted of the following:

	June 30,	December 31,
	2011	2010
Marine - Crude oil tanker	$187,169,169	$209,027,554
Offshore oil field services equipment	54,383,808	54,383,809
Marine - Container vessels	52,691,711	52,691,711
Automotive manufacturing equipment	14,035,942	14,124,744
Coal drag line	12,834,631	12,834,631
Gas compressors	11,611,520	11,611,520
Motor coaches	5,473,082	5,473,082
Forging equipment	4,637,475	4,637,475
Underground coal conveyor system	3,493,747	7,287,821
Telecommunications equipment	-	6,116,887
	346,331,085	378,189,234

Less: Accumulated depreciation	85,802,113	76,473,310

	$260,528,972	$301,715,924

On March 4, 2011, the LLC sold equipment on lease to American Energy Corp. and Ohio American Energy, Incorporated (collectively, “American Energy”) for the purchase price of approximately $1,798,000.  No gain or loss was recorded as a result of this transaction.

As a result of negotiations to remarket certain vessels during the three months ended March 31, 2011, the Manager reviewed the LLC’s investment in ICON Mayon, LLC (“ICON Mayon”) and determined that the net book value of the vessel under lease exceeded the fair value.  As a result, during the three months ended March 31, 2011, the LLC recognized a non-cash impairment charge of approximately $11,291,000.  Subsequent to June 30, 2011, the Manager terminated efforts to remarket the vessel.  As a result, the Manager modified the exit strategy related to the investment in the vessel and the LLC recognized an additional non-cash impairment charge of approximately $10,567,000 during the three months ended June 30, 2011.

On July 25, 2011, ICON Mayon partially satisfied approximately $2,000,000 of its obligations to an unaffiliated third-party lender.

On April 4, 2011, at the expiration of the lease and in accordance with its terms, the LLC sold certain telecommunications equipment to Global Crossing Telecommunications, Inc. (“Global Crossing”) for the aggregate purchase price of approximately $1,188,000.  No gain or loss was recorded as a result of this transaction.

Depreciation expense was $7,619,149 and $8,375,607 for the three months ended June 30, 2011 and 2010, respectively.  Depreciation expense was $16,264,198 and $16,925,953 for the six months ended June 30, 2011 and 2010, respectively.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(5)	Assets Held for Sale

During 2011, the LLC, in conjunction with ICON Leasing Fund Eleven, LLC (“Fund Eleven”), an entity also managed by the Manager, sold certain parcels of real property for a net purchase price of approximately $1,403,000, of which the LLC’s portion was approximately $996,000. The LLC recorded a loss of approximately $44,000 as a result of these transactions.

(6)	Investment in Joint Ventures

ICON AET Holdings, LLC

On March 29, 2011, the LLC and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), an entity also managed by the Manager, entered into a joint venture, ICON AET Holdings, LLC ("ICON AET'), owned 25% by the LLC and 75% by Fund Fourteen, for the purpose of acquiring two Aframax tankers and two Very Large Crude Carriers (the “VLCCs”) (collectively, the “AET Vessels”). The Aframax tankers were each acquired for a purchase price of $13,000,000 and were simultaneously bareboat chartered to AET Inc. Limited (“AET”) for a period of three years. The VLCCs were each acquired for a purchase price of $72,000,000 and were simultaneously bareboat chartered to AET for a period of 10 years.  The aggregate purchase price of the AET Vessels was $170,000,000, of which $150,000,000 was ultimately financed through non-recourse long-term debt.

On April 5, 2011, ICON AET borrowed $22,000,000 of subordinated non-recourse long-term debt from an unaffiliated third-party in connection with the LLC’s investment in the AET Vessels.  The loan is for a period of sixty months and at the Manager’s option may be extended for an additional twelve months. The loan is secured by the equity interests of ICON AET.

The results of operations of the joint venture are summarized below:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Revenue	$6,496,609	$6,701,473
Net loss	$3,529,407	$3,463,874
LLC's share of net loss	$882,352	$865,969

(7)	Non-Recourse Long-Term Debt

As of June 30, 2011 and December 31, 2010, the LLC had non-recourse long-term debt obligations of $188,707,685 and $212,511,305, respectively, with maturity dates ranging from July 25, 2011 to January 31, 2015, and interest rates ranging from 3.85% to 7.96% per year, fixed after giving effect to the respective interest rate swap agreements.

(8)	Revolving Line of Credit, Recourse

The LLC and certain entities managed by the Manager were party to a Commercial Loan Agreement, as amended (the “Prior Loan Agreement”), with California Bank & Trust (“CB&T”).  As of May 10, 2011, the Prior Loan Agreement was terminated.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(8)	Revolving Line of Credit, Recourse - continued

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

The Facility expires on March 31, 2013 and the LLC may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the 90-day rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year.  In addition, the LLC is obligated to pay a commitment fee based on an annual rate of 0.50% on unused commitments under the Facility. At June 30, 2011, there were no obligations outstanding under the Loan Agreement.

Pursuant to the Loan Agreement, the LLC is required to comply with certain covenants.  At June 30, 2011, the LLC was in compliance with all covenants under the Loan Agreement.

(9)	Transactions with Related Parties

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2011	2010	2011	2010
ICON Capital Corp.	Manager	Acquisition fees (1)	$1,282,875	$1,538,400	$2,585,188	$2,138,400
ICON Capital Corp.	Manager	Administrative expense
		reimbursements (2)	1,053,294	1,229,491	1,693,886	1,914,934
ICON Capital Corp.	Manager	Management fees (2)	1,137,345	1,092,234	2,278,429	2,165,116
Total			$3,473,514	$3,860,125	$6,557,503	$6,218,450

(1) Amount capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(2) Amount charged directly to operations.

At June 30, 2011, the LLC had a payable of $310,412 due to the Manager and its affiliates primarily related to administrative expense reimbursements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

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

The LLC recognizes all derivatives as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. The LLC recognizes the fair value of all derivatives as either assets or liabilities on the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by the accounting pronouncements are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in accumulated other comprehensive income (loss) (“AOCI”), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

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

As of June 30, 2011, the LLC had twelve floating-to-fixed interest rate swaps that are designated and qualifying as cash flow hedges with an aggregate notional amount of $165,362,560. These interest rate swaps have maturity dates ranging from July 25, 2011 to September 30, 2014.

For these derivatives, the LLC records the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statements of operations as the impact of the hedged transaction. During the three and six months ended June 30, 2011, the LLC recorded $11,172 and $23,250 of hedge ineffectiveness in earnings, respectively. At June 30, 2011, the accumulated unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was $5,884,936.

During the twelve months ending June 30, 2012, the LLC estimates that approximately $3,468,000 will be reclassified from AOCI to interest expense.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(10)	Derivative Financial Instruments - continued

      Foreign Exchange Risk

The LLC is exposed to fluctuations in Euros and pounds sterling. The LLC, at times, uses foreign currency derivatives, including currency forward agreements, to manage its exposure to fluctuations in the USD-Euro and USD-pounds sterling exchange rates. Currency forward agreements involve fixing the foreign exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements typically have been cash settled in U.S. dollars for their fair value at or close to their settlement date. The LLC had no foreign currency derivatives outstanding at June 30, 2011.

Non-designated Derivatives

As of June 30, 2011, the LLC had two interest rate swaps with a notional balance of $14,301,613 that are not speculative and are used to meet the LLC’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. The LLC’s strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. Each interest rate swap involves the receipt of floating-rate interest payments from a counterparty in exchange for the LLC making fixed interest rate payments over the life of the agreement without exchange of the underlying notional amount.

Additionally, the LLC holds warrants that are held for purposes other than hedging. All changes in the fair value of the interest rate swaps not designated as hedges and the warrants are recorded directly in earnings.

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheets as of June 30, 2011 and December 31, 2010:

	Asset Derivatives			Liability Derivatives
		June 30,	December 31,		June 30,	December 31,
		2011	2010		2011	2010
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging
instruments:
Interest rate swaps		$-	$-	Derivative instruments	$6,320,977	$6,949,480

Derivatives not designated as
hedging instruments:
Interest rate swaps		$-	$-	Derivative instruments	$542,773	$531,714
Warrants	Other non-current assets, net	$333,918	$340,324		$-	$-

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(10)	Derivative Financial Instruments – continued

The tables below present the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the three and six months ended June 30, 2011:

Three Months Ended June 30, 2011
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest rate swaps	$(1,630,113)	Interest expense	$(1,083,403)	Loss on financial instruments	$(11,172)

Six Months Ended June 30, 2011
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest rate swaps	$(1,618,632)	Interest expense	$(2,217,733)	Loss on financial instruments	$(23,250)

The tables below present the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the three and six months ended June 30, 2010:

Three Months Ended June 30, 2010
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excludedfrom Effectiveness Testing)

Interest rate swaps	$(3,119,485)	Interest expense	$(1,281,130)	Loss on financial instruments	$(13,250)

Six Months Ended June 30, 2010
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest rate swaps	$(5,457,541)	Interest expense	$(2,576,161)	Loss on financial instruments	$(26,798)

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(10)	Derivative Financial Instruments – continued

The LLC’s derivative financial instruments not designated as hedging instruments generated a loss on financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2011 of ($113,754) and ($24,454), respectively. The LLC’s derivative financial instruments not designated as hedging instruments generated a gain (loss) on financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2010 of $20,624 and ($196,279), respectively. The net loss recorded for the three months ended June 30, 2011 was comprised of losses of ($110,088) relating to interest rate swap contracts and ($3,666) relating to warrants. The net loss recorded for the six months ended June 30, 2011 was comprised of losses of ($18,048) relating to interest rate swap contracts and ($6,406) relating to warrants.  The net gain recorded for the three months ended June 30, 2010 was comprised of a loss of ($246,699) relating to interest rate swap contracts and a gain of $267,323 relating to warrants. The net loss recorded for the six months ended June 30, 2010 was comprised of a loss of ($461,813) relating to interest rate swap contracts and a gain of $265,534 relating to warrants.

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

As of June 30, 2011, the fair value of the derivatives in a liability position was $6,863,750. In the event that the LLC would be required to settle its obligations under the agreements as of June 30, 2011, the termination value would be $7,106,703.

(11)	Accumulated Other Comprehensive Loss

AOCI includes accumulated unrealized losses on derivative financial instruments and accumulated unrealized losses on currency translation adjustments of $5,884,936 and $1,106,158, respectively, at June 30, 2011 and accumulated unrealized losses on derivative financial instruments and accumulated unrealized losses on currency translation adjustments of $6,484,037 and $1,505,909, respectively, at December 31, 2010.  Total comprehensive loss for the three and six months ended June 30, 2011 was $6,366,092 and $10,250,243, respectively.  Total comprehensive income for the three and six months ended June 30, 2010 was $3,988,113 and $8,954,274, respectively.

(12)	Fair Value Measurements

Assets and liabilities are carried at fair value to be classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
•	Level 3: Pricing inputs that are generally unobservable and cannot be corroborated by market data.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
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

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

	Level 1	Level 2	Level 3	Total
Assets:

Warrants	$-	$-	$333,918	$333,918

Liabilities:

Derivative Instruments	$-	$6,863,750	$-	$6,863,750

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(12)	Fair Value Measurements - continued

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The LLC is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements.  The LLC’s non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2011:

	June 30, 2011	Level 1	Level 2	Level 3	Total Impairment Loss

Leased equipment at cost	$8,260,208	$-	$8,260,208	$-	$21,858,386
Asset held for sale, net	$1,561,417	$-	$-	$1,561,417	$44,072

The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2010:

	June 30, 2010	Level 1	Level 2	Level 3	Total Impairment Loss

Asset held for sale, net	$5,913,189	$-	$-	$5,913,189	$1,282,568

The LLC’s non-financial assets are valued using inputs that are generally unobservable and cannot be corroborated by market data and are classified within Level 3. As permitted by the accounting pronouncements, the LLC uses projected cash flows, market prices and prices determined based on arm's length negotiated transactions with a third party for fair value measurements of its non-financial assets.

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

	June 30, 2011
	Carrying Amount	Fair Value
Fixed rate notes receivable	$40,649,041	$41,161,599

Other non-current liabilities	$54,142,587	$57,068,557

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

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

In connection with certain investments, the LLC is required to maintain restricted cash accounts with certain banks.  The aforementioned cash amounts are presented within other non-current assets in the LLC’s consolidated balance sheets at June 30, 2011 and December 31, 2010.

(14)	Subsequent Event

On July 15, 2011, ICON Atlas, LLC (“ICON Atlas”) amended the master lease agreement with the lessee.  The amendment requires the lessee to purchase the assets under lease upon termination.  As a result, ICON Atlas received an amendment fee of $500,000.

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

Overview

Our offering period ended on April 30, 2009 and our operating period commenced on May 1, 2009. During our offering period, we raised $347,686,947 in total equity.  We operate as an equipment leasing and finance program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve. With the proceeds from the sale of shares of our limited liability company interests (“Shares”), we invested and continue to invest in equipment subject to leases, other equipment financing, and residual ownership rights in items of leased equipment and established a cash reserve.  After the net offering proceeds were invested, additional investments will be made with the cash generated from our initial investments to the extent that cash is not used for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called “reinvestment.” We anticipate investing in equipment from time to time for five years. This time frame is called the “operating period” and may be extended, at the sole discretion of our Manager, for up to an additional three years.  After the operating period, we will then sell our assets in the ordinary course of business during a time frame called the “liquidation period.”

Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our limited liability company agreement.

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2010:

New Investments

•
On March 29, 2011, we and Fund Fourteen entered into a joint venture, ICON AET, owned 25% by us and 75% by Fund Fourteen, for the purpose of acquiring the AET Vessels. The Aframax tankers were each acquired for a purchase price of $13,000,000 and were simultaneously bareboat chartered to AET for a period of three years. The VLCCs were each acquired for a purchase price of $72,000,000 and were simultaneously bareboat chartered to AET for a period of 10 years.  The aggregate purchase price of the AET Vessels was $170,000,000, of which $150,000,000 was ultimately financed through non-recourse long-term debt.

On April 5, 2011, ICON AET borrowed $22,000,000 of subordinated non-recourse long-term debt from an unaffiliated third-party in connection with our investment in the AET Vessels.  The loan is for a period of sixty months and at our Manager’s option may be extended for an additional twelve months. The loan is secured by the equity interests of ICON AET.

•
On March 31, 2011, we purchased information technology equipment for the purchase price of approximately $1,954,000 and simultaneously leased the equipment to Broadview. The base term of the lease schedule is for a period of 36 months, which commenced on April 1, 2011.

Dispositions

•	On March 4, 2011, we sold equipment on lease to American Energy for the purchase price of approximately $1,798,000. No gain or loss was recorded as a result of this transaction.

•
During 2011, we, in conjunction with Fund Eleven, sold certain parcels of real property for a net purchase price of approximately $1,403,000, of which our portion was approximately $996,000. We recorded a loss of approximately $44,000 as a result of these transactions.

•
On April 4, 2011, at the expiration of the lease and in accordance with its terms, we sold certain telecommunications equipment to Global Crossing for the aggregate purchase price of approximately $1,188,000.  No gain or loss was recorded as a result of this transaction.

Notes Receivable

•
Effective January 1, 2011, we exchanged our 52.09% ownership interest in a joint venture for our proportionate share of notes receivable from ION, which notes receivable were previously owned by the joint venture. The aggregate principal balance of the notes was approximately $8,348,000, and the notes accrue interest at 15% and mature on August 1, 2014. No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was deconsolidated and then terminated.

•
Effective January 1, 2011, we exchanged our 52.75% ownership interest in a joint venture for notes receivable from Northern Leasing, which were previously owned by the joint venture. The aggregate principal balance of the notes was approximately $5,327,000, and the notes accrue interest at 9.47% to 9.90% and mature between December 15, 2011 and February 15, 2013.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was deconsolidated and then terminated.

•
Effective January 1, 2011, we exchanged our 49.13% ownership interest in a joint venture for an assignment of our proportionate share of the future cash flows of a loan receivable from Quattro, which was previously owned by the joint venture.  As a result of this assignment, we recorded a loan receivable of approximately £2,478,000, which accrues interest at 20% and matures on October 1, 2012.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was deconsolidated and then terminated.

Net Investment in Finance Leases

•
On May 16, 2011, we entered into an agreement to sell certain automotive manufacturing equipment under lease for the purchase price of €3,000,000.  The purchase price will be paid in three installments and will accrue interest at a rate of 5.5%.  We will retain title to the equipment until the final payment is received on or before June 1, 2013.  Accordingly, we have accounted for this sale as a net investment in finance lease as of June 30, 2011.

Impairment

•
As a result of negotiations to remarket certain vessels during the three months ended March 31, 2011, our Manager reviewed our investment in ICON Mayon and determined that the net book value of the vessel under lease exceeded the fair value.  As a result, during the three months ended March 31, 2011, we recognized a non-cash impairment charge of approximately $11,291,000.  Subsequent to June 30, 2011, our Manager terminated efforts to remarket the vessel.  As a result, our Manager modified the exit strategy related to the investment in the vessel and we recognized an additional non-cash impairment charge of approximately $10,567,000 during the three months ended June 30, 2011.

Acquisition Fees

In connection with the new investments made since December 31, 2010, we paid total acquisition fees to our Manager of approximately $2,585,000.

Subsequent Event

On July 15, 2011, ICON Atlas amended the master lease agreement with the lessee.  The amendment requires the lessee to purchase the assets under lease upon termination.  As a result, ICON Atlas received an amendment fee of $500,000.

On July 25, 2011, ICON Mayon partially satisfied approximately $2,000,000 of its obligations to an unaffiliated third-party lender.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a significant impact on our consolidated financial statements as of June 30, 2011.  See Note 1 to our consolidated financial statements for a discussion of recent accounting pronouncements.

Results of Operations for the Three Months Ended June 30, 2011 (the “2011 Quarter”) and 2010 (the “2010 Quarter”)

Financing Transactions

We provide financing in diverse industries. The following tables set forth the types of assets securing the investments in our portfolio at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
		Percentage of Total Net Carrying Value		Percentage of Total Net Carrying Value
	Net		Net
	Carrying		Carrying
Asset Type	Value		Value
Offshore oil field services equipment	$147,193,965	70%	$152,425,683	64%
Telecommunications equipment	10,234,159	5%	12,234,879	5%
Marine - Crude oil tanker	9,600,000	5%	9,600,000	4%
Cranes & transportation equipment	9,018,750	4%	9,750,000	4%
Marine - Product tankers	8,444,833	4%	9,016,177	4%
Point of sale equipment	7,922,462	4%	15,174,761	6%
Analog seismic system equipment	7,305,704	3%	16,027,940	7%
Automotive manufacturing equipment	4,056,332	2%	4,869,872	2%
Rail support construction equipment	3,727,126	2%	7,819,468	3%
Metal cladding & production equipment	3,075,000	1%	3,200,000	1%
	$210,578,331	100%	$240,118,780	100%

The net carrying value of our financing transactions includes the balances of our notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During the 2011 Quarter and the 2010 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income

Customer	Asset Type	2011 Quarter	2010 Quarter
Leighton Holdings Limited	Offshore oil field services equipment	61%	41%
Northern Capital Associates	Point of sale equipment	6%	16%
ION Geophysical Corporation	Analog seismic system equipment	5%	11%
Appleton Papers, Inc.	Machine paper coating manufacturing line	-	10%
		72%	78%

Interest income from our notes receivable and finance income from our net investment in finance leases are included in finance income in the consolidated statements of operations.

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

Operating Transactions

We have also financed a diversified portfolio of equipment pursuant to operating leases. The equipment has been leased to customers in various industries. The following tables set forth the types of equipment subject to operating leases in our investment portfolio at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
		Percentage of Total Net Carrying Value		Percentage of Total Net Carrying Value
	Net		Net
	Carrying		Carrying
Asset Type	Value		Value
Marine - Crude oil tanker	$137,840,471	53%	$168,455,080	56%
Offshore oil field services equipment	45,383,075	17%	47,432,643	16%
Marine - Container vessels	41,709,114	16%	43,432,625	14%
Coal drag line	10,530,989	4%	10,895,682	3%
Gas compressors	9,815,569	4%	10,281,711	3%
Automotive manufacturing equipment	7,041,164	3%	8,098,800	3%
Motor coaches	3,847,098	1%	4,208,428	1%
Forging equipment	2,261,008	1%	2,594,677	1%
Underground coal conveyor system	2,100,484	1%	4,725,606	2%
Telecommunications equipment	-	-	1,590,672	1%
	$260,528,972	100%	$301,715,924	100%

During the 2011 Quarter and the 2010 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2011 Quarter	2010 Quarter
AET, Inc. Limited	Marine - Crude oil tanker	42%	39%
Swiber Holdings Limited	Offshore oil field services equipment	16%	15%
Vroon Group B.V.	Marine - Container vessels	12%	11%
Teekay Shipping	Marine - Crude oil tanker	11%	10%
		81%	75%

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

Revenue for the 2011 Quarter and the 2010 Quarter is summarized as follows:

	Three Months Ended June 30,
	2011	2010	Change

Finance income	$5,629,820	$6,770,531	$(1,140,711)
Rental income	14,301,013	15,279,370	(978,357)
(Loss) income from investment in joint ventures	(678,503)	148,245	(826,748)
Gain on guaranty	-	2,162,795	(2,162,795)
Loss on assets held for sale	-	(297,864)	297,864

Total revenue	$19,252,330	$24,063,077	$(4,810,747)

Total revenue for the 2011 Quarter decreased $4,810,747, or 20.0%, as compared to the 2010 Quarter.  The gain on guaranty recorded during the 2010 Quarter was in connection with the termination of the credit support agreement related to financing provided to the MW Universal, Inc. (“MWU”) subsidiaries.  The decrease in finance income was primarily due to (i) the termination of three consolidated joint ventures during 2011 and (ii) the liquidation of our investment in a note receivable during 2010.  The decrease in finance income was partially offset by (i) our investment in three notes receivable during 2010 and (ii) our investment in three finance lease transactions during 2010.  The decrease in rental income was primarily due to two dispositions during 2011.  The decrease in income from investment in joint ventures was primarily due to the operating results of our new investment in a joint venture during the 2011 Quarter.

Expenses for the 2011 Quarter and the 2010 Quarter are summarized as follows:

	Three Months Ended June 30,
	2011	2010	Change

Management fees - Manager	$1,137,345	$1,092,234	$45,111
Administrative expense reimbursements - Manager	1,053,294	1,229,491	(176,197)
General and administrative	287,814	763,825	(476,011)
Interest	3,851,070	4,005,795	(154,725)
Depreciation and amortization	8,116,103	8,977,551	(861,448)
Impairment loss	10,611,841	1,282,568	9,329,273
Loss (gain) on financial instruments	124,926	(7,374)	132,300

Total expenses	$25,182,393	$17,344,090	$7,838,303

Total expenses for the 2011 Quarter increased $7,838,303, or 45.2%, as compared to the 2010 Quarter. The increase in total expenses is primarily due to the increase in the non-cash impairment charge recorded by ICON Mayon during the 2011 Quarter, which was partially offset by the decrease in depreciation and amortization.

Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests decreased $5,540,753, from net income of $1,554,917 in the 2010 Quarter to a net loss of $3,985,836 in the 2011 Quarter. The decrease was primarily due to the increase in the non-cash impairment charge recorded by ICON Mayon and the termination of three consolidated joint ventures during 2011.

Net (Loss) Income Attributable to Fund Twelve

As a result of the foregoing factors, net (loss) income attributable to us for the 2011 Quarter and the 2010 Quarter was ($1,944,227) and $5,164,070, respectively. Net (loss) income attributable to us per weighted average additional Share outstanding for the 2011 Quarter and the 2010 Quarter was ($5.52) and $14.66, respectively.

Results of Operations for the Six Months Ended June 30, 2011 (the “2011 Period”) and 2010 (the “2010 Period”)

Financing Transactions

During the 2011 Period and the 2010 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income

Customer	Asset Type	2011 Period	2010 Period
Leighton Holdings Limited	Offshore oil field services equipment	59%	41%
Northern Capital Associates	Point of sale equipment	6%	16%
ION Geophysical Corporation	Analog seismic system equipment	5%	11%
Appleton Papers, Inc.	Machine paper coating manufacturing line	-	10%
		70%	78%

Interest income from our notes receivable and finance income from our net investment in finance leases are included in finance income in the consolidated statements of operations.

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of the finance income as of a stated period, as applicable, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Operating Transactions

During the 2011 Period and the 2010 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

Percentage of Total Rental Income

Customer	Asset Type	2011 Period	2010 Period
AET, Inc. Limited	Marine - Crude oil tanker	41%	39%
Swiber Holdings Limited	Offshore oil field services equipment	16%	15%
Vroon Group B.V.	Marine - Container vessels	11%	11%
Teekay Shipping	Marine - Crude oil tanker	11%	10%
		79%	75%

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of the rental income as of a stated period, as applicable, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Revenue for the 2011 Period and the 2010 Period is summarized as follows:

	Six Months Ended June 30,
	2011	2010	Change

Finance income	$11,872,387	$13,960,050	$(2,087,663)
Rental income	29,377,459	30,936,632	(1,559,173)
(Loss) income from investment in joint ventures	(531,972)	297,203	(829,175)
Gain on guaranty	-	2,162,795	(2,162,795)
Loss on assets held for sale	-	(297,864)	297,864

Total revenue	$40,717,874	$47,058,816	$(6,340,942)

Total revenue for the 2011 Period decreased $6,340,942, or 13.5%, as compared to the 2010 Period.  The gain on guaranty recorded during the 2010 Period was in connection with the termination of the credit support agreement related to financing provided to the MWU subsidiaries.  The decrease in finance income was primarily due to (i) the termination of three consolidated joint ventures during the 2011 Period and (ii) the liquidation of our investment in a note receivable during 2010.  The decrease in finance income was partially offset by (i) our investment in three notes receivable during 2010 and (ii) our investment in three finance lease transactions during 2010.  The decrease in rental income was primarily due to two dispositions during 2011.  The decrease in income from investment in joint ventures was primarily due to the operating results of our new investment in a joint venture during the 2011 Period.

Expenses for the 2011 Period and the 2010 Period are summarized as follows:

	Six Months Ended June 30,
	2011	2010	Change

Management fees - Manager	$2,278,429	$2,165,116	$113,313
Administrative expense reimbursements - Manager	1,693,886	1,914,934	(221,048)
General and administrative	1,006,486	1,397,312	(390,826)
Interest	7,851,249	8,538,994	(687,745)
Depreciation and amortization	17,291,538	18,150,293	(858,755)
Impairment loss	21,902,458	1,282,568	20,619,890
Loss on financial instruments	47,704	223,077	(175,373)

Total expenses	$52,071,750	$33,672,294	$18,399,456

Total expenses for the 2011 Period increased $18,399,456, or 54.6%, as compared to the 2010 Period. The increase in total expenses is primarily due to the increase in the non-cash impairment charge recorded by ICON Mayon during the 2011 Period.

Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests decreased $11,796,379, from net income of $3,668,786 in the 2010 Period to a net loss of $8,127,593 in the 2011 Period. The decrease was primarily due to the increase in the non-cash impairment charge recorded by ICON Mayon and the termination of three consolidated joint ventures during the 2011 Period.

Net (Loss) Income Attributable to Fund Twelve

As a result of the foregoing factors, net (loss) income attributable to us for the 2011 Period and the 2010 Period was ($3,226,283) and $9,717,736, respectively. Net (loss) income attributable to us per weighted average additional Share outstanding for the 2011 Period and the 2010 Period was ($9.16) and $27.59, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2011 compared to December 31, 2010.

Total Assets

Total assets decreased $70,709,100, from $594,249,580 at December 31, 2010 to $523,540,480 at June 30, 2011. The decrease was primarily due to (i) the termination of three consolidated joint ventures, (ii) the impairment of certain leased equipment, (iii) cash distributions to our members and noncontrolling interests and (iv) the depreciation of leased equipment at cost.

Current Assets

Current assets decreased $18,125,492, from $74,732,616 at December 31, 2010 to $56,607,124 at June 30, 2011.  The decrease was primarily due to (i) the termination of three consolidated joint ventures, (ii) cash used for an investment in a noncontrolling interest and (iii) cash distributions to our members and noncontrolling interests during the 2011 Period.

Total Liabilities

Total liabilities decreased $23,627,671, from $283,533,983 at December 31, 2010 to $259,906,312 at June 30, 2011. The decrease was primarily due to scheduled repayments of our non-recourse long-term debt.

Current Liabilities

Current liabilities decreased $2,825,747, from $74,034,556 at December 31, 2010 to $71,208,809 at June 30, 2011.  The decrease was primarily due to scheduled repayments of our non-recourse long-term debt during the 2011 Period.

Equity

Equity decreased $47,081,429, from $310,715,597 at December 31, 2010 to $263,634,168 at June 30, 2011. The decrease was primarily due to the termination of three consolidated joint ventures, the net loss and distributions to our members and noncontrolling interests during the 2011 Period.

Liquidity and Capital Resources

Summary

At June 30, 2011 and December 31, 2010, we had cash and cash equivalents of $24,740,548 and $29,219,287, respectively. During our offering period, our main source of cash was from financing activities and our main use of cash was in investing activities. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we enter into new investments, meet our debt obligations, pay distributions to our members and to the extent that expenses exceed cash flows from operations and the proceeds from sale of our investments.

We currently have adequate cash balances and generate a sufficient amount of cash flow from operations to meet our short-term working capital requirements.  We expect to generate sufficient cash flows from operations to sustain our working capital requirements in the foreseeable future. In the event that our working capital is not adequate to fund our short-term liquidity needs, we could borrow against our Facility, which provides for a revolving line of credit of up to $10,000,000 available to meet such requirements.  The Facility replaced the loan facility provided under the Prior Loan Agreement that was terminated on May 10, 2011.  For additional information, see Note 8 to our consolidated financial statements.

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

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of June 30, 2011, the cash reserve was $1,738,435.

Cash Flows

Operating Activities

Cash provided by operating activities increased $1,631,880, from $22,199,416 in the 2010 Period, to $23,831,296 in the 2011 Period.  The net increase in cash provided by operating activities was due to an increase in the collection of finance leases during the 2011 Period.

Investing Activities

Cash provided by investing activities decreased $6,044,337, from $6,116,983 in the 2010 Period, to $72,646 during the 2011 Period. The net decrease in cash provided by investing activities was due to our investment in a noncontrolling interest during the 2011 Period and a decrease in the proceeds received from notes receivable as a result of (i) the termination of three consolidated joint ventures during the 2011 Period and (ii) the liquidation of our investment in a note receivable during 2010.  The net decrease in cash provided by investing activities was partially offset by (i) the distributions received from our investment in joint ventures, (ii) the proceeds received from the sale of certain equipment and (iii) a decrease in the amount used for purchase of certain equipment during the 2011 Period.

Financing Activities

Cash used in financing activities increased $12,791,346, from $15,593,878 in the 2010 period, to $28,385,224 in the 2011 Period.  The increase in cash used in financing activities is primarily due to (i) the net decrease in the proceeds received from non-recourse long-term debt, (ii) the increase in repayments of non-recourse long-term debt and (iii) a decrease of investment in joint ventures by noncontrolling interests.  This increase was partially offset by the decrease in distributions made to noncontrolling interests as a result of the termination of three consolidated joint ventures during the 2011 Period.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at June 30, 2011 of $188,707,685. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender.  If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.

Distributions

We, at our Manager’s discretion, pay monthly distributions to each of our additional members and noncontrolling interests starting with the first month after each such member’s admission and the commencement of our joint venture operations, respectively, and we expect to continue to pay such distributions until the end of our operating period. We paid distributions of $169,828, $16,822,442 and $2,769,933 to our Manager, additional members and noncontrolling interests, respectively, during the 2011 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2011, we had non-recourse debt obligations. The lender has a security interest in the majority of the equipment collateralizing each non-recourse long-term debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee.  In other cases, we receive the rental payments and pay the lender. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At June 30, 2011, our outstanding non-recourse long-term indebtedness was $188,707,685.  We are a party to the Facility, which replaced the facility provided under the Prior Loan Agreement, and had no borrowings under the Facility at June 30, 2011.

We have entered into certain residual sharing and remarketing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas. The obligation related to these agreements is recorded at fair value.

In connection with certain investments, we are required to maintain restricted cash accounts with certain banks.  The aforementioned cash amounts are presented within other non-current assets in our consolidated balance sheets at June 30, 2011 and December 31, 2010.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2011, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Accounting and Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Shares during the three months ended June 30, 2011.

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

10.6
Termination of Commercial Loan Agreement, by and among California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC, ICON Leasing Fund Twelve, LLC, and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., dated as of May 10, 2011 (Incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed May 16, 2011).

10.7	Commercial Loan Agreement, by and between California Bank & Trust and ICON Leasing Fund Twelve, LLC, dated as of May 10, 2011 (Incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed May 16, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting and Financial Officer.

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Accounting and Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICON Leasing Fund Twelve, LLC
(Registrant)

By: ICON Capital Corp.
       (Manager of the Registrant)

August 10, 2011

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Senior Vice President-Finance (Principal Accounting and Financial Officer)

33