Form 10-Q
period 2011-09-30
ICON LEASING FUND TWELVE, LLC
filed 2011-11-14
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2011

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-53189

ICON Leasing Fund Twelve, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5651009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on November 8, 2011 is 348,650.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	September 30,
	2011	December 31,
	(unaudited)	2010

Current assets:
Cash and cash equivalents	$30,881,111	$29,219,287
Current portion of notes receivable	10,719,119	16,178,391
Current portion of net investment in finance leases	17,523,674	23,535,746
Other current assets	2,297,678	3,303,029
Assets held for sale, net	1,404,465	2,496,163

Total current assets	62,826,047	74,732,616

Non-current assets:
Notes receivable, less current portion	27,427,879	45,393,778
Net investment in finance leases, less current portion	154,441,220	155,010,865
Leased equipment at cost (less accumulated depreciation of
$80,038,011 and $76,473,310, respectively)	235,632,423	301,715,924
Investment in joint ventures	7,970,823	3,864,617
Other non-current assets, net	13,694,611	13,531,780

Total non-current assets	439,166,956	519,516,964

Total Assets	$501,993,003	$594,249,580

Liabilities and Equity

Current liabilities:
Current portion of non-recourse long-term debt	$50,249,514	$56,271,731
Derivative instruments	6,743,653	7,481,194
Deferred revenue	6,069,382	7,063,111
Due to Manager and affiliates	239,809	319,479
Accrued expenses and other current liabilities	3,558,480	2,899,041

Total current liabilities	66,860,838	74,034,556

Non-current liabilities:
Non-recourse long-term debt, less current portion	131,796,302	156,239,574
Other non-current liabilities	54,730,464	53,259,853

Total non-current liabilities	186,526,766	209,499,427

Total Liabilities	253,387,604	283,533,983

Commitments and contingencies (Note 13)

Equity:
Members' Equity:
Additional Members	229,469,505	256,441,129
Manager	(795,272)	(522,927)
Accumulated other comprehensive loss	(7,176,021)	(7,989,946)

Total Members' Equity	221,498,212	247,928,256

Noncontrolling Interests	27,107,187	62,787,341

Total Equity	248,605,399	310,715,597

Total Liabilities and Equity	$501,993,003	$594,249,580

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue:
Finance income	$6,017,824	$6,528,507	$17,890,211	$20,488,557
Rental income	12,569,947	15,034,309	41,947,406	45,970,941
(Loss) income from investment in joint ventures	(1,024,494)	148,193	(1,556,466)	445,396
(Loss) gain on settlement of interfund agreement	-	(1,106,240)	-	1,056,555
(Loss) gain on sale of leased assets	(71,332)	521,909	(71,332)	521,909
Loss on assets held for sale	-	-	-	(297,864)

Total revenue	17,491,945	21,126,678	58,209,819	68,185,494

Expenses:
Management fees - Manager	1,462,053	1,074,426	3,740,482	3,239,542
Administrative expense reimbursements - Manager	549,121	659,167	2,243,007	2,574,101
General and administrative	946,298	666,861	1,952,784	2,064,173
Interest	3,621,822	4,145,052	11,473,071	12,684,046
Depreciation and amortization	7,447,490	8,910,794	24,739,028	27,061,087
Impairment loss	-	-	21,902,458	1,282,568
Vessel operating expense	1,326,362	-	1,326,362	-
Loss on financial instruments	138,672	201,270	186,376	424,347

Total expenses	15,491,818	15,657,570	67,563,568	49,329,864

Net income (loss)	2,000,127	5,469,108	(9,353,749)	18,855,630

Less: Net income (loss) attributable to noncontrolling interests	529,360	2,100,318	(7,598,233)	5,769,104

Net income (loss) attributable to Fund Twelve	$1,470,767	$3,368,790	$(1,755,516)	$13,086,526

Net income (loss) attributable to Fund Twelve allocable to:
Additional Members	$1,456,059	$3,335,103	$(1,737,961)	$12,955,661
Manager	14,708	33,687	(17,555)	130,865

	$1,470,767	$3,368,790	$(1,755,516)	$13,086,526

Weighted average number of additional shares of
limited liability company interests outstanding	348,650	348,650	348,650	348,689

Net income (loss) attributable to Fund Twelve per weighted
average additional share of limited liability company
interests outstanding	$4.18	$9.57	$(4.98)	$37.16

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional Shares of Limited Liability Company Interests	Additional Members		Accumulated Other Comprehensive Loss

					Total Members' Equity	Noncontrolling Interests	Total Equity
			Manager
Balance, December 31, 2010	348,650	$256,441,129	$(522,927)	$(7,989,946)	$247,928,256	$62,787,341	$310,715,597

Comprehensive (loss) income:
Net loss	-	(1,269,235)	(12,821)	-	(1,282,056)	(4,141,757)	(5,423,813)
Change in valuation of
derivative instruments	-	-	-	1,145,811	1,145,811	90,447	1,236,258
Currency translation adjustment	-	-	-	303,404	303,404	-	303,404
Total comprehensive (loss) income					167,159	(4,051,310)	(3,884,151)
Cash distributions	-	(8,411,222)	(84,961)	-	(8,496,183)	(1,563,675)	(10,059,858)
Deconsolidation of
noncontrolling interests in
joint ventures	-	-	-	-	-	(17,068,983)	(17,068,983)

Balance, March 31, 2011 (unaudited)	348,650	246,760,672	(620,709)	(6,540,731)	239,599,232	40,103,373	279,702,605

Comprehensive loss:
Net loss	-	(1,924,785)	(19,442)	-	(1,944,227)	(3,985,836)	(5,930,063)
Change in valuation of
derivative instruments	-	-	-	(546,710)	(546,710)	14,334	(532,376)
Currency translation adjustment	-	-	-	96,347	96,347	-	96,347
Total comprehensive loss					(2,394,590)	(3,971,502)	(6,366,092)
Cash distributions	-	(8,411,220)	(84,867)	-	(8,496,087)	(1,206,258)	(9,702,345)

Balance, June 30, 2011 (unaudited)	348,650	236,424,667	(725,018)	(6,991,094)	228,708,555	34,925,613	263,634,168

Comprehensive income:
Net income	-	1,456,059	14,708	-	1,470,767	529,360	2,000,127
Change in valuation of
derivative instruments	-	-	-	57,070	57,070	35,116	92,186
Currency translation adjustment	-	-	-	(241,997)	(241,997)	-	(241,997)
Total comprehensive income					1,285,840	564,476	1,850,316
Cash distributions	-	(8,411,221)	(84,962)	-	(8,496,183)	(8,382,902)	(16,879,085)

Balance, September 30, 2011 (unaudited)	348,650	$229,469,505	$(795,272)	$(7,176,021)	$221,498,212	$27,107,187	$248,605,399

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net (loss) income	$(9,353,749)	$18,855,630
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Finance income	(12,786,603)	(11,268,132)
Rental income paid directly to lenders by lessees	(25,848,069)	(26,830,477)
Loss (income) from investment in joint ventures	1,556,466	(445,396)
Depreciation and amortization	24,739,028	27,061,087
Interest expense on non-recourse financing paid directly
to lenders by lessees	3,497,207	4,854,316
Interest expense from amortization of debt financing costs	864,804	898,029
Accretion of seller's credit and other	1,805,227	1,672,819
Impairment loss	21,902,458	1,282,568
Gain on settlement of interfund agreement	-	(1,056,555)
Loss (gain) on sale of leased assets	71,332	(521,909)
Loss on assets held for sale, net	-	297,864
Loss on financial instruments	186,376	424,347
Changes in operating assets and liabilities:
Collection of finance leases	29,423,138	22,440,363
Prepaid acquisition fees	(1,282,875)	658,150
Other assets, net	(518,559)	(6,298,377)
Accrued expenses and other current liabilities	43,120	597,886
Deferred revenue	565,102	791,642
Due to/from Manager and affiliates, net	(42,684)	327,663
Distributions from joint venture	440,512	445,396

Net cash provided by operating activities	35,262,231	34,186,914

Cash flows from investing activities:
Purchase of equipment	(2,012,552)	(6,748,123)
Proceeds from sale of equipment	12,349,402	2,962,240
Investment in joint venture	(12,191,868)	-
Distributions received from joint ventures in excess of profits	6,088,684	591,783
Restricted cash	(538,863)	(635,243)
Investment in notes receivable	-	(22,550,000)
Repayment of notes receivable	7,391,255	14,870,621

Net cash provided by (used in) investing activities	11,086,058	(11,508,722)

Cash flows from financing activities:
Proceeds from non-recourse long-term debt	10,628,119	12,448,656
Repayments of non-recourse long-term debt	(18,674,379)	(9,514,596)
Shares of limited liability company interests repurchased	-	(47,129)
Investment in joint ventures by noncontrolling interests	-	2,833,114
Distributions to noncontrolling interests	(11,152,835)	(10,829,983)
Cash distributions to members	(25,488,453)	(25,491,814)

Net cash used in financing activities	(44,687,548)	(30,601,752)

Effects of exchange rates on cash and cash equivalents	1,083	(12,872)

Net increase (decrease) in cash and cash equivalents	1,661,824	(7,936,432)

Cash and cash equivalents, beginning of period	29,219,287	27,075,059

Cash and cash equivalents, end of period	$30,881,111	$19,138,627

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2011	2010

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$4,146,597	$5,028,579

Supplemental disclosure of non-cash investing and financing activities:

Principal and interest on non-recourse long-term debt
paid directly to lenders by lessees	$25,848,069	$26,830,477

Exchange of equity interests in three consolidated joint ventures for the
proportionate share of certain notes receivable	$17,068,983	$-

Reclassification of net assets from leased equipment at cost to net
investment in finance lease	$9,815,569	$-

Equipment purchased with non-recourse long-term debt paid directly by lender	$-	$28,450,000

Equipment purchased with subordinated financing provided by seller	$-	$11,000,000

Investment in joint venture by noncontrolling interest	$-	$1,051,201

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(1)	Basis of Presentation

The accompanying consolidated financial statements of ICON Leasing Fund Twelve, LLC, (the “LLC”), have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of the manager, ICON Capital Corp., a Delaware corporation (the “Manager”), all adjustments considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2010. The results for the interim period are not necessarily indicative of the results for the full year.

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements in prior periods to conform to the current presentation. Interest and other income has been reclassified to finance income within the consolidated statements of operations.

Recent Accounting Pronouncements

In 2010, the LLC adopted the accounting pronouncement related to the disclosures about the credit quality of financing receivables and the allowance for credit losses. The pronouncement requires entities to provide disclosures designed to facilitate financial statements users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowances for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  Disclosures that relate to activity during a reporting period are required for the LLC’s consolidated financial statements effective January 1, 2011. The adoption of these additional disclosures did not have a material effect on the LLC’s consolidated financial statements.

In June 2011, the FASB issued ASU No 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation in one continuous statement of comprehensive income or two separate but consecutive statements. The adoption of ASU 2011-05 becomes effective for the LLC's interim and annual periods beginning January 1, 2012. The LLC does not believe the adoption of this guidance will have a material impact on its consolidated financial statements, as it only requires a change in the format of presentation.

(2)	Notes Receivable

Effective January 1, 2011, the LLC exchanged its 52.09% ownership interest in a joint venture for its proportionate share of notes receivable from ION Geophysical Corp. (“ION”), which notes receivable were previously owned by the joint venture. The aggregate principal balance of the notes was approximately $8,348,000, and the notes bear interest at 15% per year and mature on August 1, 2014.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was deconsolidated and then terminated.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(2)	Notes Receivable - continued

Effective January 1, 2011, the LLC exchanged its 52.75% ownership interest in a joint venture for its proportionate share of notes receivable from Northern Capital Associates XIV, L.P. (“Northern Leasing”), which notes receivable were previously owned by the joint venture.  The aggregate principal balance of the notes was approximately $5,327,000, and the notes bear interest at 9.47% to 9.90% per year and mature between December 15, 2011 and February 15, 2013.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was deconsolidated and then terminated.

Effective January 1, 2011, the LLC exchanged its 49.13% ownership interest in a joint venture for an assignment of its proportionate share of future cash flows of a loan receivable from Quattro Plant Limited (“Quattro”), which was previously owned by the joint venture.  As a result of this assignment, the LLC recorded a loan receivable of approximately £2,478,000, which bears interest at 20% per year and matures on October 1, 2012.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was deconsolidated and then terminated.

Credit Quality of Notes Receivable and Allowance for Credit Losses

The Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all potential borrowers.  A potential borrower’s credit application is analyzed using those credit ratings as well as the potential borrower’s financial statements and other financial data deemed relevant.

The LLC’s notes receivable are limited in number and are spread across a wide range of industries.  Accordingly, the LLC does not aggregate notes receivable into portfolio segments or classes.  Due to the limited number of notes receivable, the LLC is able to estimate the allowance for credit losses based on a detailed analysis of each note receivable as opposed to using portfolio based metrics and allowance for credit losses.  Notes are analyzed quarterly and categorized as either performing or nonperforming based on payment history.  If a note becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Manager analyzes whether a reserve should be established or the note should be restructured. As of September 30, 2011 and December 31, 2010, the Manager determined that no allowance for credit losses was required.

Interest income recognized on notes receivable is included in finance income within the consolidated statements of operations.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	September 30,	December 31,
	2011	2010

Minimum rents receivable	$206,058,429	$225,642,237
Estimated residual values	27,683,816	21,928,543
Initial direct costs, net	4,927,197	5,657,967
Unearned income	(66,704,548)	(74,682,136)

Net investment in finance leases	171,964,894	178,546,611

Less: Current portion of net
investment in finance leases	17,523,674	23,535,746

Net investment in finance leases,
less current portion	$154,441,220	$155,010,865

On March 31, 2011, the LLC purchased information technology equipment for approximately $1,954,000 and simultaneously leased the equipment to Broadview Networks Holdings, Inc. and Broadview Networks Inc. (collectively, “Broadview”). The base term of the lease schedule is for a period of thirty-six months commencing on April 1, 2011.

On May 16, 2011, the LLC entered into an agreement to sell certain automotive manufacturing equipment subject to lease for €3,000,000.  The purchase price will be paid in three installments and will bear interest at a rate of 5.5% per year.  The LLC will retain title to the equipment until the final payment is received on or before June 1, 2013.

On July 15, 2011, a joint venture controlled by the LLC and owned 49.54% by the LLC, 40.53% by ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., an entity also managed by the Manager (“Fund Fourteen”), and 9.93% by an unaffiliated third-party amended the master lease agreement with Atlas Pipeline Mid-Continent, LLC (“Atlas”).  The amendment requires Atlas to purchase the assets subject to lease upon termination.  The joint venture received an amendment fee of $500,000 and the lease was reclassified from an operating lease to a direct finance lease.

On September 14, 2011, the joint venture entered into a loan agreement with Wells Fargo Equipment Finance, Inc. (“Wells Fargo”) in the amount of $10,628,000.  Wells Fargo received a first priority security interest in the leased equipment, among other collateral.  The loan bears interest at the rate of 4.08% per year and matures on September 1, 2013.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	September 30,	December 31,
	2011	2010
Marine - Crude oil tanker	$168,120,037	$209,027,554
Offshore oil field services equipment	54,383,809	54,383,809
Marine - Container vessels	52,691,711	52,691,711
Automotive manufacturing equipment	14,035,942	14,124,744
Coal drag line	12,834,631	12,834,631
Motor coaches	5,473,082	5,473,082
Forging equipment	4,637,475	4,637,475
Underground coal conveyor system	3,493,747	7,287,821
Gas compressors	-	11,611,520
Telecommunications equipment	-	6,116,887
	315,670,434	378,189,234

Less: Accumulated depreciation	80,038,011	76,473,310

	$235,632,423	$301,715,924

On March 4, 2011, the LLC sold equipment on lease to American Energy Corp. and Ohio American Energy, Incorporated (collectively, “American Energy”) for approximately $1,798,000.  No gain or loss was recorded as a result of this transaction.

As a result of negotiations to remarket and ultimately dispose of certain vessels, the Manager reviewed ICON Mayon, LLC’s (“ICON Mayon”) investment in the vessel subject to charter and determined that the net book value of the vessel subject to charter exceeded its fair value.  As a result, the LLC recognized  non-cash impairment charges of approximately $21,858,000 during the six months ended June 30, 2011.  On September 23, 2011, ICON Mayon sold the vessel for net proceeds of approximately $8,200,000 and satisfied the remaining third-party debt.  The LLC recorded a loss on sale of approximately $71,000.

On April 4, 2011, at the expiration of the lease and in accordance with its terms, the LLC sold certain telecommunications equipment to Global Crossing Telecommunications, Inc. (“Global Crossing”) for approximately $1,188,000.  No gain or loss was recorded as a result of this transaction.

Depreciation expense was $6,925,985 and $7,690,252 for the three months ended September 30, 2011 and 2010, respectively.  Depreciation expense was $23,190,183 and $24,616,205 for the nine months ended September 30, 2011 and 2010, respectively.

(5)	Assets Held for Sale

During 2011, the LLC, in conjunction with ICON Leasing Fund Eleven, LLC, an entity also managed by the Manager (“Fund Eleven”),  sold certain parcels of real property for approximately $1,403,000, of which the LLC’s portion was approximately $996,000. The LLC recorded a loss of approximately $44,000 as a result of these transactions.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(6)	Investment in Joint Ventures

ICON Pliant, LLC

On June 30, 2008, the LLC and Fund Eleven entered into a joint venture for the purpose of acquiring manufacturing equipment.

The results of operations of the joint venture are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$743,231	$743,231	$2,229,694	$2,230,283
Net income	$326,836	$403,668	$978,915	$1,064,120
LLC's share of net income	$147,076	$181,651	$440,512	$478,854

ICON AET Holdings, LLC

On March 29, 2011, the LLC and Fund Fourteen entered into a joint venture, ICON AET Holdings, LLC (“ICON AET”) owned 25% by the LLC and 75% by Fund Fourteen, for the purpose of acquiring two Aframax tankers and two Very Large Crude Carriers (the “VLCCs”) (collectively, the “AET Vessels”). The Aframax tankers were each acquired for $13,000,000 and simultaneously bareboat chartered to AET Inc. Limited (“AET”) for a period of three years. The VLCCs were each acquired for $72,000,000 and simultaneously bareboat chartered to AET for a period of ten years.

The results of operations of the joint venture are summarized below:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Revenue	$6,349,152	$13,050,625
Net loss	$4,524,032	$7,987,906
LLC's share of net loss	$1,131,008	$1,996,977

(7)	Non-Recourse Long-Term Debt

As of September 30, 2011 and December 31, 2010, the LLC had non-recourse long-term debt obligations of $182,045,816 and $212,511,305, respectively, with maturity dates ranging from November 1, 2011 to January 31, 2015, and interest rates ranging from 3.85% to 7.96% per year, fixed after giving effect to the respective interest rate swap agreements.

(8)	Revolving Line of Credit, Recourse

On May 10, 2011, the LLC entered into a Commercial Loan Agreement (the “Loan Agreement”) with California Bank & Trust (“CB&T”). The Loan Agreement provides for a revolving line of credit of $10,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all of the LLC’s assets not subject to a first priority lien, as defined in the Loan Agreement. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which the LLC has a beneficial interest. At September 30, 2011, the LLC had $10,000,000 available under the Facility.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(8)	Revolving Line of Credit, Recourse - continued

The Facility expires on March 31, 2013 and the LLC may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the 90-day rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year.  In addition, the LLC is obligated to pay a commitment fee based on an annual rate of 0.50% on unused commitments under the Facility. At September 30, 2011, there were no obligations outstanding under the Loan Agreement.

Pursuant to the Loan Agreement, the LLC is required to comply with certain covenants. At September 30, 2011, the LLC was in compliance with all covenants under the Loan Agreement.

(9)	Transactions with Related Parties

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Capacity	Description	2011	2010	2011	2010
ICON Capital Corp.	Manager	Acquisition fees (1)	$-	$1,111,000	$2,585,188	$3,249,400
ICON Capital Corp.	Manager	Administrative expense
		reimbursements (2)	549,121	659,167	2,243,007	2,574,101
ICON Capital Corp.	Manager	Management fees (2)	1,462,053	1,074,426	3,740,482	3,239,542
Total			$2,011,174	$2,844,593	$8,568,677	$9,063,043

(1) Amount capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(2) Amount charged directly to operations.

At September 30, 2011, the LLC had a net payable of $239,809 due to the Manager and its affiliates primarily related to administrative expense reimbursements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2011
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

Interest Rate Risk

The LLC’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its variable non-recourse debt. The LLC’s hedging strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. Interest rate swaps designated as cash flow hedges involve the receipt of floating rate payments from a counterparty in exchange for the LLC making fixed rate payments over the life of the agreements without exchange of the underlying notional amount.

Designated Derivatives

As of September 30, 2011, the LLC had eleven floating-to-fixed interest rate swaps that are designated and qualifying as cash flow hedges with an aggregate notional amount of $150,874,444. These interest rate swaps have maturity dates ranging from November 14, 2013 to September 30, 2014.

For these derivatives, the LLC records the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statements of operations as the impact of the hedged transaction. During the three and nine months ended September 30, 2011, the LLC recorded $10,906 and $34,156 of hedge ineffectiveness in earnings, respectively. At September 30, 2011, the accumulated unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was $5,827,866.

During the twelve months ending September 30, 2012, the LLC estimates that approximately $3,053,462 will be reclassified from AOCI to interest expense.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(10)	Derivative Financial Instruments - continued

Non-designated Derivatives

As of September 30, 2011, the LLC had two interest rate swaps that are not designated and qualifying as cash flow hedges with an aggregate notional amount of $13,639,516.  These interest rate swaps are not speculative and are used to meet the LLC’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. The LLC’s strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. Each interest rate swap involves the receipt of floating rate payments from a counterparty in exchange for the LLC making fixed rate payments over the life of the agreement without exchange of the underlying notional amount.

Additionally, the LLC holds warrants that are held for purposes other than hedging. All changes in the fair value of the interest rate swaps not designated as hedges and the warrants are recorded directly in earnings.

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheets as of September 30, 2011 and December 31, 2010:

	Asset Derivatives			Liability Derivatives
		September 30,	December 31,		September 30,	December 31,
		2011	2010		2011	2010
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging
instruments:
Interest rate swaps		$-	$-	Derivative instruments	$6,138,431	$6,949,480

Derivatives not designated as hedging
instruments:
Interest rate swaps		$-	$-	Derivative instruments	$605,222	$531,714
Warrants	Other non-current assets, net	$269,655	$340,324		$-	$-

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(10)	Derivative Financial Instruments – continued

The tables below present the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the three and nine months ended September 30, 2011:

Three Months Ended September 30, 2011

	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Derivatives

Interest rate swaps	$(967,758)	Interest expense	$(1,024,828)	Loss on financial instruments	$(10,906)

Nine Months Ended September 30, 2011

	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Derivatives

Interest rate swaps	$(2,586,390)	Interest expense	$(3,242,561)	Loss on financial instruments	$(34,156)

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

Derivatives

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
September 30, 2011
(unaudited)

(10)	Derivative Financial Instruments – continued

The LLC’s derivative financial instruments not designated as hedging instruments generated a loss on financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2011 of $127,766 and $152,220, respectively. The LLC’s derivative financial instruments not designated as hedging instruments generated a loss on financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2010 of $188,534 and $384,813, respectively. The net loss recorded for the three months ended September 30, 2011 was comprised of losses of $63,503 relating to interest rate swap contracts and $64,263 relating to warrants. The net loss recorded for the nine months ended September 30, 2011 was comprised of losses of $81,551 relating to interest rate swap contracts and $70,669 relating to warrants.  The net loss recorded for the three months ended September 30, 2010 was comprised of  losses of $186,245 relating to interest rate swap contracts and $2,289 relating to warrants. The net loss recorded for the nine months ended September 30, 2010 was comprised of a loss of $648,058 relating to interest rate swap contracts and a gain of $263,245 relating to warrants.

Foreign Exchange Risk

The LLC is exposed to fluctuations in Euros and pounds sterling. The LLC, at times, uses foreign currency derivatives, including currency forward agreements, to manage its exposure to fluctuations in the USD-Euro and USD-pounds sterling exchange rates. Currency forward agreements involve fixing the foreign exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements typically have been cash settled in U.S. dollars for their fair value at or close to their settlement date. The LLC had no foreign currency derivatives outstanding at September 30, 2011.

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

As of September 30, 2011, the fair value of the derivatives in a liability position was $6,743,653. In the event that the LLC would be required to settle its obligations under the agreements as of September 30, 2011, the termination value would be $7,024,747.

(11)	Accumulated Other Comprehensive Loss

AOCI includes accumulated unrealized losses on derivative financial instruments and accumulated unrealized losses on currency translation adjustments of $5,827,866 and $1,348,155, respectively, at September 30, 2011 and accumulated unrealized losses on derivative financial instruments and accumulated unrealized losses on currency translation adjustments of $6,484,037 and $1,505,909, respectively, at December 31, 2010.  Total comprehensive income (loss) for the three and nine months ended September 30, 2011 was $1,850,316 and ($8,399,927), respectively. Total comprehensive income for the three and nine months ended September 30, 2010 was $5,154,111 and $14,108,385, respectively.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

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

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

	Level 1	Level 2	Level 3	Total
Assets:

Warrants	$-	$-	$269,655	$269,655

Liabilities:

Derivative Instruments	$-	$6,743,653	$-	$6,743,653

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Assets:

Warrants	$-	$-	$340,324	$340,324

Liabilities:

Derivative Instruments	$-	$7,481,194	$-	$7,481,194

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(12)	Fair Value Measurements - continued

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The LLC is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements.  The LLC’s non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2011:

	September 30, 2011	Level 1	Level 2	Level 3	Total Impairment Loss

Assets held for sale, net	$1,404,465	$-	$-	$1,404,465	$44,072

The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2010:

	September 30, 2010	Level 1	Level 2	Level 3	Total Impairment Loss

Assets held for sale, net	$6,862,554	$-	$-	$6,862,554	$1,282,568

The LLC’s non-financial assets are valued using inputs that are generally unobservable and cannot be corroborated by market data and are classified within Level 3. As permitted by the accounting pronouncements, the LLC uses projected cash flows, market prices and prices determined based on arm’s length negotiated transactions with a third party for fair value measurements of its non-financial assets.

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(12)	Fair Value Measurements - continued

	September 30, 2011
	Carrying Amount	Fair Value
Fixed rate notes receivable	$38,146,998	$38,933,959

Other non-current liabilities	$54,730,464	$57,204,974

(13)	Commitments and Contingencies

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

The LLC has entered into a residual sharing and remarketing agreement with a third party.  In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas. The obligation related to these agreements is recorded at fair value.

In connection with certain investments, the LLC is required to maintain restricted cash accounts with certain banks.  The aforementioned cash amounts are presented within other non-current assets in the LLC’s consolidated balance sheets at September 30, 2011 and December 31, 2010.

On October 21, 2011, the Chapter 11 bankruptcy trustee for Equipment Acquisition Resources, Inc. (“EAR”) filed an adversary complaint against ICON EAR, LLC and ICON EAR II, LLC (collectively, “ICON EAR”) seeking the recovery of certain funds that the trustee alleges were fraudulently transferred from EAR to ICON EAR.  The complaint also seeks the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code.  Additionally, the complaint seeks the imposition of a constructive trust over certain real property and the proceeds from the sale ICON EAR received as security in connection with its investment. The Manager believes these claims are frivolous and intends to vigorously defend this action.  At this time, the LLC is unable to predict the outcome of this action or loss therefrom, if any.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2010:

New Investments

•
On March 29, 2011, we and Fund Fourteen entered into a joint venture, ICON AET, owned 25% by us and 75% by Fund Fourteen, for the purpose of acquiring the AET Vessels. The Aframax tankers were each acquired for $13,000,000 and simultaneously bareboat chartered to AET for a period of three years. The VLCCs were each acquired for $72,000,000 and simultaneously bareboat chartered to AET for a period of ten years.

•
On March 31, 2011, we purchased information technology equipment for approximately $1,954,000 and simultaneously leased the equipment to Broadview. The base term of the lease schedule is for a period of thirty-six months commencing on April 1, 2011.

Dispositions and Impairment

•	On March 4, 2011, we sold equipment on lease to American Energy for approximately $1,798,000. No gain or loss was recorded as a result of this transaction.

•
During 2011, we, in conjunction with Fund Eleven, sold certain parcels of real property for approximately $1,403,000, of which our portion was approximately $996,000. We recorded a loss of approximately $44,000 as a result of these transactions.

•
On April 4, 2011, at the expiration of the lease and in accordance with its terms, we sold certain telecommunications equipment to Global Crossing for approximately $1,188,000.  No gain or loss was recorded as a result of this transaction.

•
As a result of negotiations to remarket and ultimately dispose of certain vessels, our Manager reviewed ICON Mayon’s investment in the vessel subject to charter and determined that the net book value of the vessel subject to charter exceeded the fair value.  As a result, we recognized non-cash impairment charges of approximately $21,858,000 during the six months ended June 30, 2011.  On September 23, 2011, ICON Mayon sold the vessel for net proceeds of approximately $8,200,000 and satisfied the remaining third-party debt.  We recorded a loss on sale of approximately $71,000.

Notes Receivable

•
Effective January 1, 2011, we exchanged our 52.09% ownership interest in a joint venture for our proportionate share of notes receivable from ION, which notes receivable were previously owned by the joint venture. The aggregate principal balance of the notes was approximately $8,348,000, and the notes bear interest at 15% per year and mature on August 1, 2014. No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was deconsolidated and then terminated.

•
Effective January 1, 2011, we exchanged our 52.75% ownership interest in a joint venture for notes receivable from Northern Leasing, which were previously owned by the joint venture. The aggregate principal balance of the notes was approximately $5,327,000, and the notes bear interest at 9.47% to 9.90% per year and mature between December 15, 2011 and February 15, 2013.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was deconsolidated and then terminated.

•
Effective January 1, 2011, we exchanged our 49.13% ownership interest in a joint venture for an assignment of our proportionate share of the future cash flows of a loan receivable from Quattro, which was previously owned by the joint venture.  As a result of this assignment, we recorded a loan receivable of approximately £2,478,000, which bears interest at 20% per year and matures on October 1, 2012.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was deconsolidated and then terminated.

Net Investment in Finance Leases

•
On May 16, 2011, we entered into an agreement to sell certain automotive manufacturing equipment subject to lease for €3,000,000.  The purchase price will be paid in three installments and will bear interest at a rate of 5.5% per year.  We will retain title to the equipment until the final payment is received on or before June 1, 2013.

•
On July 15, 2011, a joint venture controlled by us and owned 49.54% by us, 40.53% by Fund Fourteen and 9.93% by an unaffiliated third-party amended the master lease agreement with Atlas.  The amendment requires Atlas to purchase the assets subject to lease upon termination.  The joint venture received an amendment fee of $500,000 and the lease was reclassified from an operating lease to a direct finance lease.

On September 14, 2011, the joint venture entered into a loan agreement with Wells Fargo in the amount of $10,628,000.  Wells Fargo received a first priority security interest in the leased equipment, among other collateral.  The loan bears interest at the rate of 4.08% per year and matures on September 1, 2013.

      Acquisition Fees

In connection with the new investments made since December 31, 2010, we paid total acquisition fees to our Manager of approximately $2,585,000.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a significant impact on our consolidated financial statements as of September 30, 2011.  See Note 1 to our consolidated financial statements for a discussion of recent accounting pronouncements.

Results of Operations for the Three Months Ended September 30, 2011 (the “2011 Quarter”) and 2010 (the “2010 Quarter”)

Financing Transactions

We provide financing in diverse industries. The following tables set forth the types of assets securing the investments in our portfolio at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
		Percentage of Total Net Carrying Value		Percentage of Total Net Carrying Value
	Net		Net
	Carrying		Carrying
Asset Type	Value		Value
Offshore oil field services equipment	$144,348,242	69%	$152,425,683	64%
Marine - Crude oil tanker	9,600,000	4%	9,600,000	4%
Cranes & transportation equipment	8,653,125	4%	9,750,000	4%
Gas compressors	8,248,838	4%	-	-
Telecommunications equipment	8,080,884	4%	12,234,879	5%
Marine - Product tankers	8,008,817	4%	9,016,177	4%
Analog seismic system equipment	6,990,731	3%	16,027,940	7%
Point of sale equipment	6,823,387	3%	15,174,761	6%
Automotive manufacturing equipment	3,278,114	2%	4,869,872	2%
Rail support construction equipment	3,171,421	2%	7,819,468	3%
Metal cladding & production equipment	2,908,333	1%	3,200,000	1%
	$210,111,892	100%	$240,118,780	100%

The net carrying value of our financing transactions includes the balances of our notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During the 2011 Quarter and the 2010 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income

Customer	Asset Type	2011 Quarter	2010 Quarter
Leighton Holdings Limited	Offshore oil field services equipment	56%	42%
ION Geophysical Corporation	Analog seismic system equipment	6%	11%
Northern Capital Associates	Point of sale equipment	5%	12%
Appleton Papers, Inc.	Machine paper coating manufacturing line	-	11%
		67%	76%

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

Operating Lease Transactions

We have also financed a diversified portfolio of equipment pursuant to operating leases. The equipment has been leased to customers in various industries. The following tables set forth the types of equipment subject to operating leases in our investment portfolio at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
		Percentage of Total Net Carrying Value		Percentage of Total Net Carrying Value
	Net		Net
	Carrying		Carrying
Asset Type	Value		Value
Marine - Crude oil tanker	$125,829,420	53%	$168,455,080	56%
Offshore oil field services equipment	44,358,291	19%	47,432,643	16%
Marine - Container vessels	40,847,358	17%	43,432,625	14%
Coal drag line	10,348,643	4%	10,895,682	3%
Automotive manufacturing equipment	6,553,486	3%	8,098,800	3%
Motor coaches	3,666,434	2%	4,208,428	1%
Forging equipment	2,094,172	1%	2,594,677	1%
Underground coal conveyor system	1,934,619	1%	4,725,606	2%
Gas compressors	-	-	10,281,711	3%
Telecommunications equipment	-	-	1,590,672	1%
	$235,632,423	100%	$301,715,924	100%

During the 2011 Quarter and the 2010 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2011 Quarter	2010 Quarter
AET, Inc. Limited	Marine - Crude oil tanker	48%	40%
Swiber Holdings Limited	Offshore oil field services equipment	19%	16%
Vroon Group B.V.	Marine - Container vessels	13%	11%
Teekay Shipping	Marine - Crude oil tanker	4%	10%
		84%	77%

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

Revenue for the 2011 Quarter and the 2010 Quarter is summarized as follows:

	Three Months Ended September 30,
	2011	2010	Change

Finance income	$6,017,824	$6,528,507	$(510,683)
Rental income	12,569,947	15,034,309	(2,464,362)
(Loss) income from investment in joint ventures	(1,024,494)	148,193	(1,172,687)
Loss on settlement of interfund agreement	-	(1,106,240)	1,106,240
(Loss) gain on sale of leased assets	(71,332)	521,909	(593,241)

Total revenue	$17,491,945	$21,126,678	$(3,634,733)

Total revenue for the 2011 Quarter decreased $3,634,733, or 17.2%, as compared to the 2010 Quarter. The decrease in rental income was primarily due to three dispositions and the reclassification of a lease from an operating to a direct financing lease during 2011.  The decrease in income from investment in joint ventures was primarily due to the operating results of our investment in a new joint venture during 2011. The loss on settlement of interfund agreement was in connection with the termination of the credit support agreement recorded during the 2010 Quarter related to financing provided to the MW Universal, Inc. (“MWU”) subsidiaries.

Expenses for the 2011 Quarter and the 2010 Quarter are summarized as follows:

	Three Months Ended September 30,
	2011	2010	Change

Management fees - Manager	$1,462,053	$1,074,426	$387,627
Administrative expense reimbursements - Manager	549,121	659,167	(110,046)
General and administrative	946,298	666,861	279,437
Interest	3,621,822	4,145,052	(523,230)
Depreciation and amortization	7,447,490	8,910,794	(1,463,304)
Vessel operating expense	1,326,362	-	1,326,362
Loss on financial instruments	138,672	201,270	(62,598)

Total expenses	$15,491,818	$15,657,570	$(165,752)

Total expenses for the 2011 Quarter decreased $165,752, or 1.1%, as compared to the 2010 Quarter. The decrease in total expenses is primarily due to decreases in depreciation and amortization, which were partially offset by vessel operating expense recorded by ICON Mayon during the 2011 Quarter.

Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $1,570,958, from $2,100,318 in the 2010 Quarter to $529,360 in the 2011 Quarter. The decrease was primarily due to the operating loss recorded by ICON Mayon and the termination of three consolidated joint ventures during 2011.

Net Income Attributable to Fund Twelve

As a result of the foregoing factors, net income attributable to us for the 2011 Quarter and the 2010 Quarter was $1,470,767 and $3,368,790, respectively. Net income attributable to us per weighted average additional Share outstanding for the 2011 Quarter and the 2010 Quarter was $4.18 and $9.57, respectively.

Results of Operations for the Nine Months Ended September 30, 2011 (the “2011 Period”) and 2010 (the “2010 Period”)

Financing Transactions

During the 2011 Period and the 2010 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income

Customer	Asset Type	2011 Period	2010 Period
Leighton Holdings Limited	Offshore oil field services equipment	58%	42%
Northern Capital Associates	Point of sale equipment	6%	15%
ION Geophysical Corporation	Analog seismic system equipment	6%	11%
Appleton Papers, Inc.	Machine paper coating manufacturing line	-	10%
		70%	78%

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

Operating Lease Transactions

During the 2011 Period and the 2010 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2011 Period	2010 Period
AET, Inc. Limited	Marine - Crude oil tanker	43%	39%
Swiber Holdings Limited	Offshore oil field services equipment	17%	15%
Vroon Group B.V.	Marine - Container vessels	12%	11%
Teekay Shipping	Marine - Crude oil tanker	9%	10%
		81%	75%

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of the rental income as of a stated period, as applicable, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Revenue for the 2011 Period and the 2010 Period is summarized as follows:

	Nine Months Ended September 30,
	2011	2010	Change

Finance income	$17,890,211	$20,488,557	$(2,598,346)
Rental income	41,947,406	45,970,941	(4,023,535)
(Loss) income from investment in joint ventures	(1,556,466)	445,396	(2,001,862)
Gain on settlement of interfund agreement	-	1,056,555	(1,056,555)
(Loss) gain on sale of leased assets	(71,332)	521,909	(593,241)
Loss on assets held for sale	-	(297,864)	297,864

Total revenue	$58,209,819	$68,185,494	$(9,975,675)

    Total revenue for the 2011 Period decreased $9,975,675, or 14.6%, as compared to the 2010 Period.  The decrease in rental income was primarily due to three dispositions and the reclassification of a lease from an operating to a direct financing lease during 2011.  The decrease in finance income was primarily due to (i) the termination of three consolidated joint ventures during the 2011 Period and (ii) the liquidation of our investment in a note receivable during 2010.  The decrease in finance income was partially offset by (i) our investment in three notes receivable during 2010, (ii) our investment in three finance lease transactions during 2010 and (iii) the reclassification of a lease from an operating lease to a direct financing lease during 2011.  The decrease in income from investment in joint ventures was primarily due to the operating results of our investment in a new joint venture during the 2011 Period.  The gain on settlement of interfund agreement was in connection with the termination of the credit support agreement relating to financing provided to the MWU subsidiaries.

Expenses for the 2011 Period and the 2010 Period are summarized as follows:

	Nine Months Ended September 30,
	2011	2010	Change

Management fees - Manager	$3,740,482	$3,239,542	$500,940
Administrative expense reimbursements - Manager	2,243,007	2,574,101	(331,094)
General and administrative	1,952,784	2,064,173	(111,389)
Interest	11,473,071	12,684,046	(1,210,975)
Depreciation and amortization	24,739,028	27,061,087	(2,322,059)
Impairment loss	21,902,458	1,282,568	20,619,890
Vessel operating expense	1,326,362	-	1,326,362
Loss on financial instruments	186,376	424,347	(237,971)

Total expenses	$67,563,568	$49,329,864	$18,233,704

Total expenses for the 2011 Period increased $18,233,704, or 37.0%, as compared to the 2010 Period. The increase in total expenses was primarily due to the increase in the non-cash impairment charge and vessel operating expense recorded by ICON Mayon during the 2011 Period, partially offset by a decrease in (i) depreciation and amortization and (ii) interest expense due to a decrease in the non-recourse long-term debt outstanding during the 2011 Period.

Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests decreased $13,367,337, from net income of $5,769,104 in the 2010 Period to a net loss of $7,598,233 in the 2011 Period. The decrease was primarily due to the increase in the non-cash impairment charge recorded by ICON Mayon and the termination of three consolidated joint ventures during the 2011 Period.

Net (Loss) Income Attributable to Fund Twelve

As a result of the foregoing factors, net (loss) income attributable to us for the 2011 Period and the 2010 Period was ($1,755,516) and $13,086,526, respectively. Net (loss) income attributable to us per weighted average additional Share outstanding for the 2011 Period and the 2010 Period was ($4.98) and $37.16, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2011 compared to December 31, 2010.

Total Assets

Total assets decreased $92,256,577, from $594,249,580 at December 31, 2010 to $501,993,003 at September 30, 2011. The decrease was primarily due to (i) cash distributions to our members and noncontrolling interests, (ii) the depreciation of leased equipment at cost, (iii) the impairment of certain leased equipment and (iv) the termination of three consolidated joint ventures.

Current Assets

Current assets decreased $11,906,569, from $74,732,616 at December 31, 2010 to $62,826,047 at September 30, 2011.  The decrease was primarily due to (i) cash distributions to our members and noncontrolling interests, (ii) the termination of three consolidated joint ventures and (iii) cash used for an investment in a noncontrolling interest during the 2011 Period.

Total Liabilities

Total liabilities decreased $30,146,379, from $283,533,983 at December 31, 2010 to $253,387,604 at September 30, 2011. The decrease was primarily due to scheduled repayments of our non-recourse long-term debt, partially offset by additional borrowings.

Current Liabilities

Current liabilities decreased $7,173,718, from $74,034,556 at December 31, 2010 to $66,860,838 at September 30, 2011.  The decrease was primarily due to scheduled repayments of our non-recourse long-term debt during the 2011 Period.

Equity

Equity decreased $62,110,198, from $310,715,597 at December 31, 2010 to $248,605,399 at September 30, 2011. The decrease was primarily due to the net loss and distributions to our members and noncontrolling interests and the termination of three consolidated joint ventures during the 2011 Period.

Liquidity and Capital Resources

Summary

At September 30, 2011 and December 31, 2010, we had cash and cash equivalents of $30,881,111 and $29,219,287, respectively. During our offering period, our main source of cash was from financing activities and our main use of cash was in investing activities. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we enter into new investments, meet our debt obligations, pay distributions to our members and to the extent that expenses exceed cash flows from operations and the proceeds from sale of our investments.

We currently have adequate cash balances and generate a sufficient amount of cash flow from operations to meet our short-term working capital requirements.  We expect to generate sufficient cash flows from operations to sustain our working capital requirements in the foreseeable future. In the event that our working capital is not adequate to fund our short-term liquidity needs, we could borrow $10,000,000 under our Facility. For additional information, see Note 8 to our consolidated financial statements.

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

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of September 30, 2011, the cash reserve was $1,738,435.

Cash Flows

Operating Activities

Cash provided by operating activities increased $1,075,317, from $34,186,914 in the 2010 Period, to $35,262,231 in the 2011 Period.  The net increase in cash provided by operating activities was primarily due to an increase in the collection of finance leases during the 2011 Period.

Investing Activities

Cash provided by investing activities increased $22,594,780, from a use of cash of $11,508,722 in the 2010 Period, to a source of cash of $11,086,058 during the 2011 Period. The net increase in cash provided by investing activities was due to (i) a decrease in our investment in notes receivable and (ii) the increase in proceeds received from sale of certain equipment. The net increase in cash provided by investing activities was partially offset by (i) our investment in a noncontrolling interest during the 2011 Period and (ii) the decrease in scheduled repayments of our notes receivable.

Financing Activities

Cash used in financing activities increased $14,085,796, from $30,601,752 in the 2010 period, to $44,687,548 in the 2011 Period.  The increase in cash used in financing activities is primarily due to (i) the increase in repayments of non-recourse long-term debt, (ii) a decrease of investment in joint ventures by noncontrolling interests and (iii) the decrease in the proceeds received from non-recourse long-term debt during the 2011 Period.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at September 30, 2011 of $182,045,816. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender.  If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.

Distributions

We, at our Manager’s discretion, pay monthly distributions to each of our additional members and noncontrolling interests starting with the first month after each such member’s admission and the commencement of our joint venture operations, respectively, and we expect to continue to pay such distributions until the end of our operating period. We paid distributions of $254,790, $25,233,663 and $11,152,835 to our Manager, additional members and noncontrolling interests, respectively, during the 2011 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2011, we had non-recourse debt obligations. The lender has a security interest in the majority of the equipment collateralizing each non-recourse long-term debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee.  In other cases, we receive the rental payments and pay the lender. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At September 30, 2011, our outstanding non-recourse long-term indebtedness was $182,045,816.  We are a party to the Facility and we had no borrowings at September 30, 2011.

We have entered into certain residual sharing and remarketing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas. The obligation related to these agreements is recorded at fair value.

In connection with certain investments, we are required to maintain restricted cash accounts with certain banks.  The aforementioned cash amounts are presented within other non-current assets in our consolidated balance sheets at September 30, 2011 and December 31, 2010.

On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR seeking the recovery of certain funds that the trustee alleges were fraudulently transferred from EAR to ICON EAR.  The complaint also seeks the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code.  Additionally, the complaint seeks the imposition of a constructive trust over certain real property and the proceeds from the sale ICON EAR received as security in connection with its investment. Our Manager believes these claims are frivolous and intends to vigorously defend this action.  At this time, we are unable to predict the outcome of this action or loss therefrom, if any.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2011, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Accounting and Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Shares during the three months ended September 30, 2011.

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

November 10, 2011

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Senior Vice President-Finance (Principal Accounting and Financial Officer)

33