Form 10-K
period 2011-12-31
ICON LEASING FUND TWELVE, LLC
filed 2012-03-30
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 000-53189

ICON Leasing Fund Twelve, LLC
 (Exact name of registrant as specified in its charter)

Delaware	20-5651009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

Number of outstanding shares of limited liability company interests of the registrant on March 16, 2012 is 348,630.

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

Our manager is ICON Capital Corp., a Delaware corporation (our “Manager”). Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions into which we enter.

Our offering period ended on April 30, 2009 and our operating period commenced on May 1, 2009. We offered shares of limited liability company interests (“Shares”) on a “best efforts” basis with the intention of raising up to $410,800,000 of capital, consisting of 400,000 Shares at a purchase price of $1,000 per Share and an additional 12,000 Shares, which were reserved for issuances pursuant to our distribution reinvestment plan (our “Distribution Reinvestment Plan”). The Distribution Reinvestment Plan allowed investors to purchase additional Shares with distributions received from us and/or certain other funds managed by our Manager at a discounted share price of $900 per Share.  As of April 30, 2009, approximately 11,393 Shares were issued in connection with our Distribution Reinvestment Plan.

Our initial closing date was May 25, 2007 (the “Commencement of Operations”), the date at which we raised $1,200,000.  From the Commencement of Operations to April 30, 2009, we sold approximately 348,826 Shares, representing $347,686,947 of capital contributions and admitted 6,503 additional members. In addition, pursuant to the terms of our offering, we established a reserve in the amount of 0.5% of the gross offering proceeds. As of December 31, 2011, the reserve equals $1,738,435. Through December 31, 2011, we repurchased 176 Shares pursuant to our repurchase plan. Beginning with the Commencement of Operations through April 30, 2009, we paid $26,995,024 of sales commissions to third parties, $5,488,440 of organizational and offering expense allowance to our Manager and $6,748,756 of underwriting fees to ICON Securities Corp., a wholly-owned subsidiary of our Manager (“ICON Securities”), the dealer-manager of our offering.

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

At December 31, 2011 and 2010, we had total assets of $482,661,127 and $593,494,687, respectively. For the year ended December 31, 2011, we had three lessees that accounted for approximately 60.8% of our total rental and finance income of $75,924,199. Net income attributable to us for the year ended December 31, 2011 was $2,953,773. For the year ended December 31, 2010, we had three lessees that accounted for approximately 51.9% of our total rental and finance income of $85,404,030. Net income attributable to us for the year ended December 31, 2010 was $11,875,465. For the year ended December 31, 2009, we had one lessee that accounted for approximately 31.5% of our total rental and finance income of $76,279,747. Net income attributable to us for the year ended December 31, 2009 was $13,858,916.

At December 31, 2011, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Marine Vessels and Equipment

•	Two containership vessels, the Aegean Express and the Far Vizag (f/k/a the Arabian Express), each subject to seventy-two month bareboat charters that expire on April 23, 2014.

•	Two Aframax product tankers, the Eagle Auriga and the Eagle Centaurus, each subject to eighty-four month bareboat charters that expire in November 2013.

•	A 64.3% ownership interest in the Aframax product tankers, the Eagle Carina and the Eagle Corona, each subject to an eighty-four month bareboat charter that expires on November 2013.

•	A 51% ownership interest in a 300-man accommodation and work barge, the Swiber Victorious, subject to a ninety-six month bareboat charter that expires on March 23, 2017.

•	Marine diving equipment subject to a sixty month lease that expires on June 30, 2014.

•	Three barges, the Leighton Mynx, the Leighton Stealth and the Leighton Eclipse, subject to ninety-six month bareboat charters that expire between June 25, 2017 and October 27, 2017.

•	A product tanker vessel, the Ocean Princess, subject to a sixty month bareboat charter that expires on October 30, 2014.

•	A pipelay barge, the Leighton Faulkner, subject to a ninety-six month bareboat charter that expires on January 4, 2018.

•
A 25% ownership interest in two Aframax product tankers, the Eagle Otome and the Eagle Subaru, and two Very Large Crude Carriers (the “VLCCs”), the Eagle Vermont and the Eagle Virginia. The Aframax product tankers are each subject to three year bareboat charters that expire on March 29, 2014. The VLCCs are each subject to ten year bareboat charters that expire on March 29, 2021.

Manufacturing Equipment

•	A 93.67% ownership interest in machining and metal working equipment subject to three forty-eight month leases that expire through December 31, 2013.

•	Auto parts manufacturing equipment subject to a twenty-four month lease that expires on June 30, 2013.

•	A 45% ownership interest in packaging manufacturing equipment subject to a sixty month lease that expires on September 30, 2012.

•
We had a 55% ownership interest in semiconductor manufacturing equipment leased to Equipment Acquisition Resources, Inc. (“EAR”). The lease was scheduled to expire on June 30, 2013, but on October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Accordingly, the assets securing the lease have been classified as other current assets on our consolidated balance sheets at December 31, 2011.

Mining Equipment

•	A Bucyrus Erie model 1570 Dragline subject to a sixty month lease that expires on May 31, 2013.

Telecommunications Equipment

•	Telecommunications equipment subject to six thirty-six month leases that expire between March 2012 and March 2014.

Motor Coaches

•	Motor coaches subject to a sixty month lease that expires on March 31, 2014.

Gas Compressors

•	A 49.54% ownership interest in eight Ariel natural gas compressors subject to forty-eight month leases that expire on August 31, 2013.

Notes Receivable

•	Promissory notes issued by affiliates of Northern Leasing Systems, Inc. and a senior loan, secured by an underlying pool of leases for point-of-sale equipment.

•
Three term loans to ARAM Rentals Corporation, a Canadian bankruptcy remote Nova Scotia unlimited liability company and ARAM Seismic Rentals Inc., a U.S. bankruptcy remote Texas corporation (collectively referred to as the “ARAM Borrowers”) secured by analog seismic system equipment.

•	A second priority term loan to Quattro Plant Limited secured by all of Quattro Plant’s rail support construction equipment, among other collateral.

•	Term loans to Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd. (collectively, “Ocean Navigation”), secured by Aframax product tankers.

•	A term loan to EMS Enterprise Holdings, LLC, EMS Holdings II, LLC, EMS Engineered Materials Solutions, LLC, EMS CUP, LLC and EMS EUROPE, LLC, secured by metal cladding and production equipment.

•	A term loan to Northern Crane Services Inc., secured by lifting and transportation equipment.

•	A 25% ownership interest in a term loan to Jurong Aromatics Corporation Pte. Ltd., secured by all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2011, 2010 and 2009, please refer to “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Available Information

Our Annual Report on Form 10-K, our most recent Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our Manager’s internet website at http://www.iconinvestments.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The information contained on our Manager’s website is not deemed part of this Annual Report on Form 10-K. Our reports are also available on the SEC’s website at http://www.sec.gov.

Financial Information Regarding Geographic Areas

Our notes receivable, finance leases and operating leases generate revenue in geographic areas outside of the United States. For additional information, see Note 14 to our consolidated financial statements.

Item 1A. Risk Factors

We are subject to a number of risks.  Careful consideration should be given to the following risk factors, in addition to the other information included in this Annual Report. The risks and uncertainties described below are not the only ones we may face.  Each of these risk factors could adversely affect our business operating results and/or financial condition, as well as adversely affect the value of an investment in our Shares.  In addition to the following disclosures, please refer to the other information contained in this Annual Report, including the consolidated financial statements and the related notes.

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

The decisions of our Manager may be subject to various conflicts of interest arising out of its relationship to us and our affiliates. Our Manager could be confronted with decisions in which it will, directly or indirectly, have an economic incentive to place its respective interests or the interests of our affiliates above ours. As of December 31, 2011, our Manager manages or is the investment manager or managing trustee of six other public equipment leasing and finance funds. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”  These conflicts may include, but are not limited to:

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

Our Manager’s officers and employees manage other businesses and will not devote their time exclusively to managing us and our business and we may face additional competition for time and capital because neither our Manager nor its affiliates are prohibited from raising money for or managing other entities that pursue the same types of investments that we target.

We do not employ our own full-time officers, managers or employees. Instead, our Manager supervises and controls our business affairs. Our Manager’s officers and employees are also officers and employees of our Manager and its affiliates. In addition to sponsoring and managing us and other equipment funds, our Manager’s and its affiliates’ current business plan entails sponsoring, managing and/or distributing other investment products, including, but not limited to, oil and gas funds, business development companies and real estate investment trusts.

As a result, the time and resources that our Manager’s and its affiliates’ officers and employees devote to us may be diverted and during times of intense activity in other investment products that our Manager and its affiliates manage, sponsor or distribute, such officers and employees may devote less time and resources to our business than would be the case if we had separate officers and employees. In addition, we may compete with any such investment entities for the same investors and investment opportunities.

Our Manager and its affiliates will receive expense reimbursements and substantial fees from us and those reimbursements and fees are likely to exceed the income portion of distributions made to members during our early years.

Before making any distributions to our members, we will reimburse our Manager and its affiliates for expenses incurred on our behalf, and pay our Manager and its affiliates substantial fees for acquiring, managing, and realizing our investments for us. The expense reimbursements and fees of our Manager and its affiliates were established by our Manager in compliance with the NASAA Guidelines (the North American Securities Administrators Association guidelines for publicly offered, finite-life equipment leasing and finance funds) in effect on May 7, 2007, are not based on arm’s-length negotiations, but are subject to the limitations set forth in our LLC Agreement. Nevertheless, the amount of these expense reimbursements and fees is likely to exceed the income portion of distributions made to you in our early years.

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

We rely on our systems, certain affiliates' employees, and certain third party vendors and service providers in conducting our operations, and certain failures, including internal or external fraud, operational errors, systems malfunctions, or cybersecurity incidents, could materially adversely affect our operations.

We are exposed to many types of operational risk, including the risk of fraud by certain affiliates' employees and outsiders, clerical and recordkeeping errors, and computer or telecommunications systems malfunctions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. We are similarly dependent on the employees of certain of our affiliates. We could be materially adversely affected if one of such employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Third parties with which we do business could also be sources of operational risk to us, including relating to break-downs or failures of such parties’ own systems or employees. Any of these occurrences could result in a diminished ability for us to operate one or more of our businesses, or cause financial loss, potential liability, inability to secure insurance, reputational damage and regulatory intervention, which could materially adversely affect us.

We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages, natural or man-made disasters, such as earthquakes, hurricanes, floods, or tornados, disease pandemics, or events arising from local or regional politics, including terrorist acts. Such disruptions may give rise to loss or liability to us. In addition, there is the risk that our controls and procedures as well as business continuity and data security systems prove to be inadequate. The computer systems and network systems we use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of third-party service providers. In addition, our computer systems and network infrastructure present security risks, and could be susceptible to hacking or identity theft. Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers.

Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financing transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Our businesses rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. Although we believe we have robust information security procedures and controls, our technologies, systems and networks may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our confidential, proprietary and other information, or otherwise disrupt our business operations, which could materially adversely affect us.

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

Although we acquired some of our investments for cash, we borrowed and may in the future borrow a substantial portion of the purchase price of certain of our investments. While we believe the use of leverage will result in our ability to make more investments with less risk than if leverage is not utilized, there can be no assurance that the benefits of greater size and diversification of our portfolio will offset the heightened risk of loss in an individual investment using leverage.  With respect to non-recourse borrowings, if we are unable to pay our debt service obligations because a lessee, borrower or other counterparty defaults, a lender could foreclose on the investment securing the non-recourse indebtedness. This could cause us to lose all or part of our investment or could force us to meet debt service payment obligations so as to protect our investment subject to such indebtedness and prevent it from being subject to repossession.  Additionally, while the majority of our borrowings are non-recourse, we are liable for recourse indebtedness incurred under a senior secured revolving line of credit facility with California Bank & Trust (“CB&T”) that is secured by certain of our assets that are not otherwise pledged to other lenders. CB&T has a security interest in such assets and the right to sell those assets to pay off the indebtedness if we default on our payment obligations.  This recourse indebtedness may increase our risk of loss because we must meet the debt service payment obligations regardless of the revenue we receive from the investment that is subject to such secured indebtedness.

Restrictions imposed by the terms of our indebtedness may limit our financial flexibility.

We are party to the revolving line of credit facility with CB&T.  The terms of that agreement could restrict us from paying distributions to our members if such payments would cause us not to be in compliance with our financial covenants in that agreement. For additional information on the terms of our credit agreement, see “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Not applicable.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our Shares are not publicly traded and there is no established public trading market for our Shares. It is unlikely that any such market will develop.

Number of Members
Title of Class	as of March 16, 2012
Manager (as a member)	1
Additional members	8,424

We, at our Manager’s discretion, pay monthly distributions to each of our members beginning the first month after each such member was admitted through May 2014. We paid distributions to additional members totaling $33,644,883, $33,648,098 and $31,554,863 for the years ended December 31, 2011, 2010 and 2009, respectively.  Additionally, we paid our Manager distributions of $339,752, $339,880 and $318,725 for the years ended December 31, 2011, 2010 and 2009, respectively. The terms of our loan agreement with CB&T could restrict us from paying cash distributions to our members if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of Shares pursuant to the offering or to participate in any future offering of our Shares, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our members a per Share estimated value of our Shares, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Manager prepares statements of our estimated Share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Shares.  For these purposes, the estimated value of our Shares is deemed to be $643.86 per Share as of December 31, 2011.  This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose.  Because this is only an estimate, we may subsequently revise this valuation.

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

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Shares or our assets. Except for independent third-party appraisals of certain assets, no independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our Shares at this time and none is expected to develop, there can be no assurance that members could receive $643.86 per Share if such a market did exist and they sold their Shares or that they will be able to receive such amount for their Shares in the future. Furthermore, there can be no assurance:

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

The repurchase price we offer in our repurchase plan utilizes a different methodology than that which we use to determine the current value of our Shares for the ERISA and FINRA purposes described above and, therefore, the $643.86 per Share does not reflect the amount that a member would currently receive under our repurchase plan.  In addition, there can be no assurance that you will be able to redeem your Shares under our repurchase plan.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2011	2010	2009	2008	2007 (a)
Total revenue	$75,781,907	$88,393,613	$76,852,787	$28,849,101	$4,769,953
Net income attributable to Fund Twelve	$2,953,773	$11,875,465	$13,858,916	$5,942,580	$116,852
Net income attributable to Fund Twelve allocable to the additional members	$2,924,235	$11,756,710	$13,720,327	$5,883,154	$115,683
Net income attributable to Fund Twelve allocable to the Manager	$29,538	$118,755	$138,589	$59,426	$1,169

Weighted average number of additional shares of
limited liability company interests outstanding	348,650	348,679	333,979	181,777	47,186
Net income attributable to Fund Twelve per weighted average
additional share of limited liability company interests outstanding	$8.39	$33.72	$41.08	$32.36	$2.45
Distributions to additional members	$33,644,883	$33,648,098	$31,554,863	$16,072,151	$2,040,455
Distributions per weighted average additional share of
limited liability company interests	$96.50	$96.50	$94.48	$88.42	$43.24
Distributions to the Manager	$339,752	$339,880	$318,725	$162,440	$20,561

	December 31,
	2011	2010	2009	2008	2007 (a)
Total assets	$482,661,127	$593,494,687	$620,565,554	$438,585,542	$114,242,189
Non-recourse long-term debt and other non-current liabilities	$224,502,156	$265,771,158	$264,349,884	$162,575,068	$22,480,270
Members' equity	$218,571,273	$247,928,256	$273,079,715	$223,487,730	$79,289,609

(a) Commencement of Operations was on May 25, 2007.

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

Overview

Our offering period ended on April 30, 2009 and our operating period commenced on May 1, 2009. We operate as an equipment leasing and finance program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve. With the proceeds from the sale of our Shares, we invested and continue to invest in equipment subject to leases, other equipment financing, and residual ownership rights in items of leased equipment and establish a cash reserve. After the net offering proceeds were invested, additional investments are made with the cash generated from our initial investments to the extent that cash is not used for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called “reinvestment.” We anticipate investing in equipment from time to time for five years. This time frame is called the “operating period” and may be extended, at the sole discretion of our Manager, for up to an additional three years.  After the operating period, we will then sell our assets in the ordinary course of business during a time frame called the “liquidation period.”

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

While our Manager believes the U.S. economy is likely to continue its recovery, our Manager believes this recovery will maintain its gradual progression. Further, this recovery will likely face certain headwinds as we move through 2012, due to factors such as the rate of employment expansion, election-year uncertainty, and the European sovereign debt crisis.

Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2011, 2010 and 2009:

Telecommunications Equipment

During March 2009, we purchased telecommunications equipment for approximately $3,859,000 that is subject to a lease with Global Crossing Telecommunications, Inc. The lease expires on March 31, 2012. On June 25, 2010, we financed our future receivables from certain schedules to our master lease agreement with Global Crossing by borrowing approximately $12,449,000 from CapitalSource Bank. CapitalSource received a first priority security interest in the financed schedules.  Interest is payable at a rate of 9% per year. On April 4, 2011, at the expiration of a separate lease schedule, we sold certain telecommunications equipment to Global Crossing for approximately $1,188,000.  No gain or loss was recorded as a result of this transaction. On November 30, 2011, at the expiration of a separate lease schedule, we sold certain telecommunications equipment to Global Crossing for approximately $3,727,000.  We recorded a gain on sale of approximately $1,597,000. We expect that on or after March 31, 2012, at the expiration of certain lease schedules, we will sell such telecommunications equipment to Global Crossing in accordance with the terms of such schedules. We do not expect to record a gain on the sale.

From July 15, 2010 through March 31, 2011, we purchased information technology equipment for the aggregate purchase price of approximately $5,029,000 and simultaneously leased the equipment to Broadview Networks Holdings, Inc. and Broadview Networks Inc.  The base term of each of the four schedules is each for a period of thirty-six months, which commenced between August 1, 2010 and April 1, 2011.

Marine Vessels and Equipment

On March 24, 2009, we and Swiber Engineering Ltd. (“Swiber”) entered into a joint venture owned 51% by us and 49% by Swiber for the purpose of purchasing a 300-man accommodation and work barge, the Swiber Victorious. Simultaneously with the purchase, the barge was chartered to Swiber for ninety-six months. The Swiber Victorious was purchased for a price of $42,500,000, which was funded by (i) a $19,125,000 equity investment from us, (ii) an $18,375,000 contribution-in-kind by Swiber and (iii) a subordinated, non-recourse and unsecured $5,000,000 payable. The payable bears interest at 3.5% per year and is only required to be repaid after we achieve our minimum targeted return and is recorded within other non-current liabilities.

On June 25, 2009, we purchased diving equipment from Swiber for $10,000,000. Simultaneously with the purchase of the diving equipment, we entered into a sixty month lease with Swiber, which commenced on July 1, 2009. The purchase price for the diving equipment was funded by $8,000,000 in cash and a subordinated, interest-free $2,000,000 payable to Swiber, which is due upon sale of the diving equipment at the conclusion of the lease term. The $2,000,000 payable is recorded on a discounted basis within other non-current liabilities and is being accreted to its carrying value as interest expense over its term.

On June 26, 2009, we executed an agreement to purchase three barges, the Leighton Mynx, the Leighton Stealth and the Leighton Eclipse, from an affiliate of Leighton Holdings (“Leighton”) for an aggregate purchase price of $133,000,000. Simultaneously, we entered into a bareboat charter with Leighton for a term of ninety-six months for each of the barges. Two of the three barges were acquired on June 26, 2009 for $58,000,000, which included $34,800,000 of senior debt from Standard Chartered Bank (“Standard Chartered”) and $20,500,000 of subordinated interest-free seller’s credit. The subordinated seller’s credit is recorded on a discounted basis within other non-current liabilities and is being accreted to its carrying value as interest expense over its term. The bareboat charter for each of these two barges expires on June 25, 2017.

On October 28, 2009, we purchased the third barge from Leighton for $75,000,000, which consisted of $3,500,000 in cash, $45,000,000 of senior debt and $26,500,000 of subordinated interest-free seller’s credit. The subordinated seller’s credit is recorded on a discounted basis within other non-current liabilities and is being accreted to its carrying value as interest expense over its term.  The bareboat charter for the barge expires on October 27, 2017. In 2010, we entered into an agreement with Leighton to upgrade the Leighton Mynx, by acquiring certain equipment and making certain upgrades. The upgrades included the addition of a helicopter deck, as well as new cranes and an accommodation unit. The $23,500,000 cost of the upgrades was financed with $3,050,000 in cash and $20,450,000 in non-recourse indebtedness, which included an interest-free $4,000,000 subordinated contractor’s credit and $16,450,000 of senior debt from Standard Chartered. The subordinated contractor’s credit is recorded on a discounted basis within other non-current liabilities and is being accreted to its carrying value as interest expense over its term. In consideration for financing the upgrades, the bareboat charter for the Leighton Mynx was amended to, among other things, increase the amount of monthly charter hire payable by Leighton and increase the purchase option price at the expiration of the charter. On November 12, 2010, the upgrade to the Leighton Mynx was completed and the barge resumed operations.

On October 30, 2009, we purchased the Ocean Princess from Lily Shipping Ltd., a wholly-owned subsidiary of the Ionian Group, for $10,750,000. Simultaneously, the Ocean Princess was bareboat chartered back to Lily Shipping for sixty months. The purchase price was funded by (i) a non-recourse loan in the amount of $5,500,000 from Nordea Bank Norge ASA, (ii) $950,000 in cash and (iii) a subordinated, non-interest bearing $4,300,000 seller’s credit from Lily Shipping, which is due upon the sale of the Ocean Princess. The seller’s credit is recorded on a discounted basis within other non-current liabilities and is being accreted to its carrying value as interest expense over its term.

On December 18, 2009, we entered into an agreement to purchase the pipelay barge, the Leighton Faulkner, from Leighton for $20,000,000. Simultaneously, we entered into a bareboat charter with Leighton for a period of ninety-six months commencing on January 5, 2010. The purchase price for the Leighton Faulkner was funded by $1,000,000 in cash and $19,000,000 in non-recourse indebtedness, which included $12,000,000 of senior debt from Standard Chartered and a $7,000,000, subordinated interest-free seller’s credit. The seller’s credit is recorded on a discounted basis within other non-current liabilities and is being accreted to its carrying value as interest expense over its term.

On March 29, 2011, we and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), an entity also managed by our Manager, entered into a joint venture owned 25% by us and 75% by Fund Fourteen, for the purpose of acquiring two Aframax product tankers and two VLCCs. Our contribution to the joint venture was approximately $12,166,000. The Aframax product tankers were each acquired for $13,000,000 and simultaneously bareboat chartered to AET Inc. Limited for a period of three years. The VLCCs were each acquired for $72,000,000 and simultaneously bareboat chartered to AET for a period of ten years.

We and ICON Income Fund Ten, LLC (“Fund Ten”), an entity also managed by our Manager, have ownership interests of 51% and 49%, respectively, in a joint venture which owned an Aframax product tanker subject to a bareboat charter, the Mayon Spirit. As a result of negotiations to remarket and ultimately dispose of certain vessels, our Manager reviewed the joint venture’s investment in the Mayon Spirit and determined that the net book value of the vessel exceeded the fair value.  As a result, we recognized impairment charges of approximately $21,858,000 during the year ended December 31, 2011.  On September 23, 2011, we sold the vessel for approximately $8,275,000 and satisfied the remaining third-party debt.  We recorded a loss on sale of approximately $94,000.

The volatile nature of vessel charter rates within the shipping industry, compounded by the current historical lows in vessel valuations and the expiration of the bareboat charters of the Eagle Carina, the Eagle Corona, the Eagle Auriga and the Eagle Centaurus (collectively, the “Eagle Vessels”) in November of 2013, led the Manager to conclude that, at December 31, 2011, an indicator of impairment existed.   The Manager concluded that the carrying value of our investment in the Eagle Vessels was recoverable and determined that no impairment existed.  That determination was based on a forecast of undiscounted contractual and non-contractual cash flows.  Projected future vessel charter rates are a critical component of that analysis.  The Manager’s cash flow forecasts, which were based on published data and recent transactions, validated the recoverability of the carrying value our investment in the Eagle Vessels at December 31, 2011.  The undiscounted cash flows exceeded the carrying value by a range of approximately 1-7% for each vessel.  At December 31, 2011, the carrying value of the vessels was approximately $122,000,000.  If the shipping industry suffers further deterioration and vessel charter rates continue to decline, the vessels could be subject to impairments in future periods.

In connection with our annual impairment review process and due to the aforementioned industry factors, we have changed our end of lease residual values relating to the Eagle Vessels.  Accordingly, the remaining net book values of the Eagle Vessels will be depreciated over the remaining terms of the leases using the straight-line method to the reduced residual values.

Manufacturing Equipment

Between September 28, 2007 and December 10, 2007, we completed the acquisition and simultaneous lease back of substantially all of the machining and metal working equipment of LC Manufacturing, LLC (“LC Manufacturing”) and MW Crow, Inc. (“Crow”), wholly-owned subsidiaries of MW Universal, Inc. (“MWU”), for an aggregate purchase price of $18,990,000. The lease terms commenced on January 1, 2008 and were scheduled to continue for a period of sixty months.

Simultaneously with the closing of the transactions with LC Manufacturing and Crow, Fund Ten and ICON Leasing Fund Eleven, LLC (“Fund Eleven”), an entity also managed by our Manager, (together with us, the “Participating Funds”) completed similar acquisitions with seven other subsidiaries of MWU (collectively with LC Manufacturing and Crow, the “MWU entities”), pursuant to which the funds purchased substantially all of the machining and metal working equipment of each subsidiary. The MWU entities’ obligations under each lease (including the leases of LC Manufacturing and Crow) were cross-collateralized and cross-defaulted. The Participating Funds also entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU entity were to be shared among the Participating Funds in proportion to their respective capital investments.

Between September 5, 2008 and February 27, 2009, the Participating Funds entered into and amended a forbearance agreement with MWU and the MWU entities to cure certain lease defaults. On June 1, 2009, we restructured the master lease agreement with LC Manufacturing to reduce the assets under lease from $14,890,000 to approximately $12,420,000. Contemporaneously, we entered into a new lease with Metavation, LLC, an affiliate of LC Manufacturing (“Metavation”), for the assets previously under lease with LC Manufacturing with a cost of approximately $2,470,000. The equipment is subject to a forty-three month lease with Metavation that was scheduled to expire on December 31, 2012. As a result of these numerous agreements, we received, among other things, warrants, exercisable until March 31, 2015, to purchase 75% of the fully diluted membership interests of LC Manufacturing for $2,000.

Between January 13, 2010 and September 30, 2011, we further amended the lease with LC Manufacturing to reduce LC Manufacturing’s monthly rental payment obligations under the lease and to provide us with an excess cash flow sweep in the event that excess cash flow is available in the future.  In consideration for reducing the monthly rent, LC Manufacturing agreed to an increase in the amount of the end of lease purchase option to approximately $4,000,000. On May 31, 2010, MWU sold its equity interest in LC Manufacturing to an entity controlled by LC Manufacturing’s management, and a pre-existing personal guaranty of MWU’s principal was reduced to $6,500,000 with respect to LC Manufacturing.

On July 26, 2010, we sold the machining and metal working equipment subject to lease with Metavation to Metavation for approximately $2,423,000, which represented all amounts due under the lease, and simultaneously terminated the lease.  As a result, we recognized a gain on sale of approximately $522,000.

On September 30, 2010, the Participating Funds terminated the credit support agreement.  Simultaneously with the termination, we and Fund Eleven formed a joint venture with ownership interests of 93.67% and 6.33%, respectively, and, as contemplated by the credit support agreement, we contributed all of our interest in the assets related to the financing of the MWU subsidiaries (primarily in the form of machining and metal working equipment subject to lease with Crow and LC Manufacturing) to the joint venture to extinguish our obligations under the credit support agreement and receive an ownership interest in the joint venture.  The methodology used to determine the ownership interests was at the discretion of our Manager, consistent with the intent of the credit support agreement.  In connection with this contribution and the related termination of the credit support agreement, we recorded a net gain of approximately $1,057,000 during the year ended December 31, 2010.

On December 31, 2011, MWU and certain of its subsidiaries satisfied their obligations relating to two lease schedules. On January 4, 2012, MWU and certain of its subsidiaries satisfied their obligations relating to two additional lease schedules. As a result, one lease with LC Manufacturing remains subsequent to January 4, 2012.

On March 3, 2008, we purchased auto parts manufacturing equipment and simultaneously leased back the equipment to Sealynx Automotive Transieres SAS (“Sealynx”). The purchase price was approximately $11,626,000 (€7,638,400). The lease term commenced on March 3, 2008 and continues for a period of sixty months. As additional security for Sealynx’s obligations under the lease, we were granted a lien on property owned by Sealynx in France, valued at €3,746,400 at the acquisition date, and a guarantee from Sealynx’s parent company, Sealynx Automotive Holding. Subsequently, due to the global downturn in the automotive industry, Sealynx requested a restructuring of its lease payments during the third quarter of 2009 and we agreed to reduce Sealynx’s lease payments.  On January 4, 2010, we restructured the payment obligations of Sealynx under the lease to provide it with cash flow flexibility while at the same time attempting to preserve our projected economic return on this investment.  As additional security for restructuring the payment obligations, we received an additional mortgage on certain real property owned by Sealynx located in Charleval, France. On July 5, 2010, Sealynx filed for a conciliation procedure with the Commercial Court of Nanterre requesting that it be permitted to repay, over a two year period, approximately $1,900,000 of rental payments that had been due to us on July 1, 2010. As a result of third parties offers to purchase the equipment under lease during 2011 and the uncertainty regarding our ability to collect all remaining amounts that are due under the lease, we recorded approximately $4,409,000 of bad debt expense during the year ended December 31, 2010 to write the asset down to net realizable value. On May 16, 2011, we entered into an agreement to sell the auto parts manufacturing equipment subject to lease for €3,000,000.  The purchase price is scheduled to be paid in three installments and bears interest at 5.5% per year.  We will retain title to the equipment until the final payment is received, which is due on June 1, 2013.

On June 30, 2008, we and Fund Eleven formed a joint venture, which entered into an agreement with Pliant Corporation to acquire packaging manufacturing equipment for $12,115,000, of which we paid approximately $5,452,000. On July 16, 2008, the joint venture completed the acquisition of and simultaneously leased back the packaging manufacturing equipment to Pliant. We and Fund Eleven have ownership interests in the joint venture of 45% and 55%, respectively. The lease expires on September 30, 2013. On February 11, 2009, Pliant commenced a voluntary Chapter 11 proceeding in U.S. Bankruptcy Court to eliminate all of its high-yield debt. In connection with this action, Pliant submitted a financial restructuring plan to eliminate its debt as part of a pre-negotiated package with its high yield creditors.  On September 22, 2009, Pliant assumed its lease with the joint venture and on December 3, 2009, Pliant emerged from bankruptcy.  To date, Pliant is current with all of its scheduled lease payments.

Between December 2007 and June 2008, a joint venture owned 55% by us and 45% by Fund Eleven, purchased and simultaneously leased back semiconductor manufacturing equipment to EAR for approximately $15,730,000, of which our share was approximately $8,651,000.  The lease term commenced on July 1, 2008 and was to expire on June 30, 2013.  As additional security for the purchase and lease, the joint venture received mortgages on certain parcels of real property located in Jackson Hole, Wyoming.

In October 2009, certain facts came to light that led our Manager to believe that EAR was perpetrating a fraud against EAR’s lenders, including the joint venture.  On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The joint venture had a net accounts receivable balance outstanding of approximately $573,000, which was charged to bad debt expense during the year ended December 31, 2009. Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and the equipment became the subject of an Illinois State Court proceeding.  Such equipment was subsequently sold as part of the Illinois State Court proceeding.  In addition, on June 7, 2010, the joint venture received judgments in New York State Supreme Court against two principals of EAR who had guaranteed EAR’s lease obligations.  The joint venture has had the New York State Supreme Court judgments recognized in Illinois, where the principals live, but does not currently anticipate collecting on such judgments.

During 2009, the joint venture, in connection with a wholly-owned subsidiary of Fund Eleven, foreclosed on the property that was received as additional security under the lease with EAR.  On June 2, 2010, the joint venture, in connection with a wholly-owned subsidiary of Fund Eleven, sold a parcel of real property in Jackson Hole, Wyoming that was received as additional security under the respective leases with EAR for approximately $757,000.  As a result, we recognized a loss of approximately $298,000.

In light of developments surrounding the semiconductor manufacturing equipment on lease to EAR and in light of the sale of certain parcels of real property located in Jackson Hole, Wyoming on June 2, 2010 and March 16, 2011, our Manager determined that the net book value of such equipment and real property may not be recoverable.  Based on our Manager’s review, the net book value of the semiconductor manufacturing equipment and real property, in the aggregate, exceeded the undiscounted cash flows and exceeded the fair value and, as a result, we recognized impairment charges of approximately $1,158,000, $5,649,000 and $3,429,000 during the years ended December 31, 2011, 2010 and 2009, respectively.

On March 7, 2012, one of the creditor’s in the Illinois State Court proceeding won a summary judgment motion filed against the joint venture thereby dismissing the joint venture’s claims to the proceeds resulting from the sale of the EAR equipment. The basis of the court’s decision centered on the fact that the joint venture was made whole from the foreclosure of the property in Wyoming.  The joint venture is appealing the decision. At December 31, 2011, the only remaining asset owned by the joint venture was real property with a carrying value of approximately $290,000, which is classified within other current assets on the accompanying consolidated balance sheets.

Mining Equipment

On February 18, 2009, we purchased mining equipment for approximately $3,348,000 that was subject to a lease with American Energy Corp. and Ohio American Energy, Incorporated. On March 4, 2011, we sold equipment on lease for approximately $1,798,000. No gain or loss was recorded as a result of this transaction.

On May 26, 2009, we purchased mining equipment for approximately $3,196,000 that was subject to a lease with American Energy Corp. and The Ohio Valley Coal Company. On December 30, 2011, we sold the equipment on lease for approximately $1,300,000 and recorded a loss of sale of approximately $487,000 during the year ended December 31, 2011.

Motor Coaches

On April 1, 2009, we purchased certain motor coaches from CUSA PRTS, LLC for approximately $5,314,000. The motor coaches are subject to a sixty month lease with CUSA that expires on March 31, 2014.

On December 11, 2009, we borrowed approximately $3,207,000 from Wells Fargo Equipment Finance, Inc. In consideration for making the loan, Wells Fargo received a first priority security interest in the leased equipment, among other collateral. The loan bears interest at a rate of 7.5% per year and was scheduled to mature on February 1, 2013.

On January 3, 2012, CUSA and its parent-company, Coach Am Group Holdings Corp., commenced a voluntary Chapter 11 proceeding in U.S. Bankruptcy Court.  To date, CUSA has made substantially all of its lease payments. On January 20, 2012, we satisfied our non-recourse debt obligation, secured by certain motor coaches, with Wells Fargo for approximately $1,192,000. Our Manager has reviewed CUSA’s ability to make future rental payments through ongoing discussions with CUSA’s management and, based on their indications, has concluded that no allowance for bad debt is required as of December 31, 2011.

Gas Compressors

On June 26, 2009, we and Fund Fourteen entered into a joint venture for the purpose of investing in eight new gas compressors from AG Equipment Co.  During June 2009, the joint venture purchased the eight gas compressors for approximately $11,298,000. Simultaneously, the joint venture entered into leases with Atlas Pipeline Mid-Continent, LLC (“APMC”), an affiliate of Atlas Pipeline Partners, L.P. Each lease schedule is for a period of forty-eight months and expires on August 31, 2013.  As of December 31, 2009, our and Fund Fourteen’s ownership interests in the joint venture were 55% and 45%, respectively.

On April 1, 2010, we sold to an unaffiliated third party, Hardwood Partners, LLC, a 5.46% nonvoting, noncontrolling interest in the joint venture for the purchase price of $550,000.  As a result, we recorded a gain on sale in the amount of approximately $1,000, which was included in members’ equity, and our economic interest in the joint venture was reduced to 49.54%, although our controlling interest remained at 55%.

On July 15, 2011, the joint venture amended the lease agreements with APMC requiring APMC to purchase the gas compressors upon lease termination.  The joint venture received an amendment fee of $500,000 and the leases were reclassified from operating leases to direct finance leases.

On September 14, 2011, the joint venture financed future receivables related to the leases with APMC by entering into a non-recourse loan agreement with Wells Fargo in the amount of $10,628,000.  Wells Fargo received a first priority security interest in the gas compressors, among other collateral.  The loan bears interest at the rate of 4.08% per year and matures on September 1, 2013.

Notes Receivable

On November 7, 2008, we made a term loan to Appleton Papers, Inc. in the amount of $22,000,000. The note bore interest at 12.5% per year for a period of sixty months. The loan was secured by a machine paper coating manufacturing line. On March 26, 2009, the loan was amended due to a default on a covenant and the interest rate was adjusted to 14.25% per year. On April 1, 2010, we sold to Hardwood Partners a 5.10% noncontrolling interest in the joint venture for the purchase price of $1,000,000.  As of result, we recorded a gain on sale in the amount of approximately $6,000, which was included in members’ equity, and our interest in the joint venture was reduced to 94.90%. On November 1, 2010, Appleton satisfied in full its remaining obligations under the loan agreement by prepaying the aggregate outstanding principal and interest in the amount of approximately $17,730,000.  In connection with the prepayment, we collected an additional prepayment fee in the amount of $1,210,000, of which our portion was approximately $1,148,000.

On November 25, 2008, a joint venture owned 52.75% by us, 12.25% by Fund Ten and 35% by Fund Eleven, purchased four promissory notes issued by affiliates of Northern Leasing. The aggregate purchase price was approximately $31,573,000, net of a discount of approximately $5,165,000, and the notes were scheduled to mature between October 15, 2010 and August 14, 2011. Our share of the purchase price was approximately $16,655,000. On December 23, 2010, the joint venture restructured the notes by extending each note’s term and increasing each note’s interest rate by 1.50%.  The notes now bear interest at rates ranging from 9.47% to 9.90% per year and are scheduled to mature through February 15, 2013. Effective January 1, 2011, we exchanged our 52.75% ownership interest in the joint venture for notes receivable, which were previously owned by the joint venture. The aggregate principal balance of the notes was approximately $5,327,000, and the notes bear interest at 9.47% to 9.90% per year and mature through February 15, 2013.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was deconsolidated and then terminated.

On March 31, 2009, we provided a senior loan in the amount of approximately $7,870,000 to affiliates of Northern Leasing. The loan bears interest at 18% per year and is secured by a first priority security interest in an underlying pool of leases for point-of-sale equipment and a second priority security interest in an underlying pool of leases for point-of-sale equipment (subject only to the first priority security interest of the joint venture). On December 23, 2010, we extended the term of the loan through November 15, 2013.

On June 29, 2009, we and Fund Fourteen entered into a joint venture for the purpose of making loans in the aggregate amount of $20,000,000 to the ARAM Borrowers.  On that date, the joint venture funded the first tranche of the loans in the aggregate amount of $12,500,000.  On July 20, 2009, the joint venture funded the second tranche of the loans in the amount of $7,500,000. The loans are secured by a first priority security interest in all of the analog seismic system equipment owned by the ARAM Borrowers, among other collateral. The loans bear interest at 15% per year and are each for a period of sixty months beginning on August 1, 2009. As of December 31, 2009, our and Fund Fourteen’s ownership interests in the joint venture were 55% and 45%, respectively. On April 1, 2010, we sold a 2.913% noncontrolling interest in the joint venture to Hardwood Partners for $550,000.  As a result, we recorded a gain on sale in the amount of approximately $4,000, which was included in members’ equity, and our controlling interest in the joint venture was reduced to 52.09%. Effective January 1, 2011, we exchanged our 52.09% ownership interest in the joint venture for our proportionate share of notes receivable previously owned by the joint venture. The aggregate principal balance of the notes was approximately $8,348,000, and the notes bear interest at 15% per year and mature on August 1, 2014. No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was deconsolidated and then terminated.

On December 23, 2009, a joint venture owned 55% by us and 45% by Fund Fourteen, participated in a £24,800,000 facility by making a second priority term loan to Quattro Plant in the amount of £5,800,000. Quattro Plant is a wholly-owned subsidiary of Quattro Group Limited. The loan is secured by all of Quattro Plant’s construction equipment, among other collateral. The loan bears interest at 20% per year and is for a period of thirty-three months, which began on January 1, 2010. Simultaneously, the joint venture, Quattro Plant, Quattro Group and certain affiliates of Quattro Group entered into an intercreditor deed governing the relationship between the joint venture and Quattro Plant’s senior lender, KBC Bank N.V. (“KBC”). In the event either the joint venture or KBC seeks to enforce its security interest under its respective loan, the proceeds from the enforcement of any security interest will be applied (i) first, to pay all costs and expenses incurred by or on behalf of the joint venture or KBC, (ii) second, to KBC in an amount that would allow KBC to receive its return on its investment, and (iii) third, to the joint venture in an amount that would allow the joint venture to receive its return on its investment. On April 1, 2010, we sold a 5.87% nonvoting, noncontrolling interest in the joint venture to Hardwood Partners for $550,000.  As a result, we recorded a loss on sale in the amount of approximately $37,000, which was included in members’ equity, and our economic interest in the joint venture was reduced to 49.13%, although our controlling interest remained at 55%. On three separate occasions between September 20, 2010 and March 7, 2011, the joint venture was notified that Quattro Plant was in default under its senior loan agreement with PNC Financial Services UK Ltd. (“PNC,” f/k/a KBC). As a result of the defaults, Quattro Plant’s principal payment obligations to the joint venture were suspended. During the suspension period, the joint venture received interest only payments from Quattro Plant. Our Manager expects the joint venture to receive all past due principal amounts due under the loan agreement plus default interest. Effective January 1, 2011, we exchanged our 49.13% ownership interest in the joint venture for an assignment of our proportionate share of the future cash flows of the loan receivable from Quattro Plant, which was previously owned by the joint venture.  As a result of this assignment, we recorded a loan receivable of approximately £2,478,000, which bears interest at 20% per year and matures on October 1, 2012.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was deconsolidated and then terminated.

On June 30, 2010, we participated in a $96,000,000 loan facility by making a second priority term loan to Ocean Navigation in the amount of $9,600,000.  The proceeds of the loan were used by Ocean Navigation to purchase two Aframax product tanker vessels, the Shah Deniz and the Absheron.  Between July 28, 2010 and September 14, 2010, we funded the loan in the aggregate amount of $9,600,000 to Ocean Navigation. The secured term loan bears interest at 15.25% per year and is for a period of seventy-two months from the delivery date of the related vessel. The loan is secured by the vessels.

On September 1, 2010, we made a term loan to EMS in the amount of $3,200,000.  The loan bears interest at 13% per year and is for a period of forty-eight months. The loan is secured by metal cladding and production equipment.

On September 24, 2010, we participated in an approximately $150,000,000 loan facility by making a term loan to Northern Crane in the amount of $9,750,000.  The loan bears interest at 15.75% per year and is for a period of fifty-four months beginning on October 1, 2010.  With the final payment, we will receive a one time balloon payment of 32.50% of the outstanding loan amount. The loan is secured by lifting and transportation equipment.

On December 22, 2011, a joint venture owned 25% by us and 75% by Fund Fourteen made a $20,124,000 subordinated term loan to Jurong Aromatics Corporation Pte. Ltd. (“JAC”).  The loan bears interest between 12.50% and 15% per year and matures in January 2021. The loan is secured by a second priority lien on all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

Acquisition Fees

In connection with the transactions that we entered into during the year ended December 31, 2011, we paid acquisition fees to our Manager in the aggregate amount of approximately $2,585,000.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with US GAAP requires our Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•	Lease classification and revenue recognition;
•	Asset impairments;
•	Depreciation;
•	Notes receivable and revenue recognition;
•	Credit quality of notes receivable and allowance for credit losses;
•	Allowance for doubtful accounts; and
•	Derivative financial instruments.

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified as either a finance lease or an operating lease, based upon the terms of each lease.  For a finance lease, initial direct costs are capitalized and amortized over the lease term.  For an operating lease, initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

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

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other current assets, as appropriate.

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

Depreciation

We record depreciation expense on equipment when the lease is classified as an operating lease.  In order to calculate depreciation, we first determine the depreciable base, which is the equipment cost less the estimated residual value at lease termination.  Depreciation expense is recorded on a straight-line basis over the lease term.

Notes Receivable and Revenue Recognition

Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate loans, net of any unamortized premiums or discounts on purchased loans. We use the effective interest rate method to recognize interest income, which produces a constant periodic rate of return on the investment. Costs on originated loans are reported as other current and other non-current assets in our consolidated balance sheets. Deferred fees, discounts and premiums are amortized to finance income in our consolidated statement of operations using the effective interest method.  Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our consolidated balance sheets. Notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due.  Additionally, we periodically review the creditworthiness of companies with payments outstanding less than 90 days.  Based upon our Manager’s judgment, accounts may be placed in a non-accrual status.  Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and we believe recovery of the remaining unpaid receivable is probable.  Revenue on non-accrual accounts is recognized only when cash has been received.

Credit Quality of Notes Receivable and Allowance for Credit Losses

Our Manager weighs all credit decisions on a combination of external credit ratings as well as internal credit evaluations of all potential borrowers.  A potential borrower’s credit is analyzed using those credit ratings as well as the potential borrower’s financial statements and other financial data deemed relevant.

Our notes receivables are limited in number and are spread across a wide range of industries.  Accordingly, we do not aggregate notes receivable into portfolio segments or classes.  Due to the limited number of notes receivable, we are able to estimate the allowance for credit losses based on a detailed analysis of each note receivable as opposed to using portfolio based metrics and allowance for credit losses.  Notes are analyzed quarterly and categorized as either performing or non-performing based on payment history.  If a note becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, our Manager analyzes if a reserve should be established or if the note should be restructured.  Material events would be specifically disclosed in the discussion of each note held.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, we estimate the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. We record an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. Accounts receivable are generally placed in a non-accrual status when payments are more than 90 days past due.  Additionally, we periodically review the creditworthiness of companies with payments outstanding less than 90 days.  Based upon our Manager’s judgment, accounts may be placed in a non-accrual status.  Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and we believe recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received. For the year ended December 31, 2011, we recorded an allowance for credit losses of $674,000, which is included in bad debt expense on our consolidated statements of operations.

Derivative Financial Instruments

We may enter into derivative transactions for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on our non-recourse long-term debt. We enter into these instruments only for hedging underlying exposures. We do not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges. Certain derivatives may not meet the criteria to be designated as accounting hedges, even though we believe that these are effective economic hedges.

We account for derivative financial instruments as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in Accumulated Other Comprehensive Income (“AOCI”), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Results of Operations for the Years Ended December 31, 2011 (“2011”) and 2010 (“2010”)

Our offering period ended on April 30, 2009 and our operating period commenced on May 1, 2009. We invested most of the net proceeds from our offering in equipment leases and other financing transactions. During our operating period, we have made, and will continue to make, investments with the cash generated from our investments to the extent that the cash is not used for expenses, reserves and distributions to members. We anticipate incurring gains or losses on our investments during our operating period. Additionally, we expect to see our rental and finance income increase, as well as related expenses, such as depreciation and interest expense. We anticipate that the fees we pay our Manager to operate and manage our investment portfolio will increase during this period as the value of, and volume of activity in, our investment portfolio increases.

Financing Transactions

The following tables set forth the types of assets securing the investments in our portfolio at December 31, 2011 and 2010:

	2011		2010
		Percentage of Total Net Carrying Value		Percentage of Total Net Carrying Value
	Net		Net
	Carrying		Carrying
Asset Type	Value		Value
Offshore oil field services equipment	$143,464,624	71%	$152,425,683	64%
Marine - Crude oil tanker	10,485,419	6%	10,669,184	4%
Cranes & transportation equipment	8,729,806	4%	10,402,166	4%
Gas compressors	7,841,466	4%	-	-
Marine - Product tankers	7,709,533	4%	9,016,177	4%
Analog seismic system equipment	6,542,561	3%	16,165,054	7%
Point of sale equipment	5,306,784	3%	15,352,048	6%
Telecommunications equipment	4,213,063	2%	12,178,004	5%
Metal cladding & production equipment	2,800,041	1%	3,228,022	1%
Rail support construction equipment	2,800,538	1%	8,130,930	3%
Automotive manufacturing equipment	2,695,055	1%	4,869,872	2%
	$202,588,890	100%	$242,437,140	100%

The net carrying value of our financing transactions includes the balances of our notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During 2011 and 2010, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income

Customer	Asset Type	2011	2010
Leighton Holdings Limited	Offshore oil field services equipment	59%	45%
Northern Capital Associates	Point of sale equipment	6%	13%
ION Geophysical Corporation	Analog seismic system equipment	6%	11%
		71%	69%

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

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our investment portfolio at December 31, 2011 and 2010:

	2011		2010
		Percentage of Total Net Carrying Value		Percentage of Total Net Carrying Value
	Net		Net
	Carrying		Carrying
Asset Type	Value		Value
Marine - Crude oil tanker	$122,078,577	54%	$168,455,080	56%
Offshore oil field services equipment	43,333,507	19%	47,432,643	16%
Marine - Container vessels	39,985,602	17%	43,432,625	14%
Coal drag line	10,166,296	5%	10,895,682	3%
Automotive manufacturing equipment	6,065,808	3%	8,098,800	3%
Motor coaches	3,485,769	2%	4,208,428	1%
Forging equipment	-	-	2,594,677	1%
Gas compressors	-	-	10,281,711	3%
Underground coal conveyor system	-	-	4,725,606	2%
Telecommunications equipment	-	-	1,590,672	1%
	$225,115,559	100%	$301,715,924	100%

During 2011 and 2010, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2011	2010
AET, Inc. Limited	Marine - Crude oil tanker	44%	39%
Swiber Holdings Limited	Offshore oil field services equipment	17%	15%
Vroon Group B.V.	Marine - Container vessels	12%	11%
Teekay Shipping	Marine - Crude oil tanker	7%	10%
		80%	75%

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

Revenue for 2011 and 2010 is summarized as follows:

	2011	2010	Change

Finance income	$21,683,823	$24,317,994	$(2,634,171)
Rental income	54,240,376	61,086,036	(6,845,660)
(Loss) income from investment in joint venture	(1,224,469)	626,726	(1,851,195)
Gain on settlement of interfund agreement	-	1,056,555	(1,056,555)
Gain on prepayment of note receivable	-	1,082,257	(1,082,257)
Gain on sale of assets, net	1,082,177	224,045	858,132

Total revenue	$75,781,907	$88,393,613	$(12,611,706)

Total revenue for 2011 decreased $12,611,706, or 14.3%, as compared to 2010. The decrease in rental income was primarily due to the termination of three operating leases and the reclassification of leases from operating to direct financing leases during 2011.  The decrease in finance income was primarily due to (i) the termination of three consolidated joint ventures during 2011 and (ii) the liquidation of our investment in a note receivable during 2010.  The decrease in finance income was partially offset by (i) our investment in three notes receivable during 2010 and (ii) our investment in three finance lease transactions during 2010.  The decrease in income from investment in joint ventures was primarily due to the operating results of our investment in two new joint ventures during 2011.

Expenses for 2011 and 2010 are summarized as follows:

	2011	2010	Change

Management fees - Manager	$4,812,299	$4,302,374	$509,925
Administrative expense reimbursements - Manager	2,795,143	3,184,449	(389,306)
General and administrative	2,740,019	2,429,136	310,883
Interest	14,799,661	16,888,836	(2,089,175)
Depreciation	30,010,953	33,588,592	(3,577,639)
Bad debt expense	674,000	4,409,062	(3,735,062)
Impairment loss	23,016,556	5,648,959	17,367,597
Vessel operating expense	1,444,183	-	1,444,183
(Gain) loss on financial instruments	(756,451)	247,772	(1,004,223)

Total expenses	$79,536,363	$70,699,180	$8,837,183

Total expenses for 2011 increased $8,837,183, or 12.5%, as compared to 2010. The increase in total expenses is primarily due to an impairment loss recorded by ICON Mayon during 2011, which was partially offset by decreases in (i) bad debt expense relating to receivables of certain leases that were estimated not to be collectible and (ii) depreciation due to three dispositions during 2011. The decrease in interest expense is due to the scheduled repayments of our non-recourse long-term debt obligations.

Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $12,527,197, from net income of $5,818,968 in 2010 to a net loss of $6,708,229 in 2011. The decrease was primarily due to the operating loss recorded by ICON Mayon and the termination of three consolidated joint ventures during 2011.

Net Income Attributable to Fund Twelve

As a result of the foregoing factors, net income attributable to us for 2011 and 2010 was $2,953,773 and $11,875,465, respectively. Net income attributable to us per weighted average additional Share outstanding for 2011 and 2010 was $8.39 and $33.72, respectively.

Results of Operations for the Years Ended December 31, 2010 (“2010”) and 2009 (“2009”)

Financing Transactions

The following tables set forth the types of assets securing the investments in our portfolio at December 31, 2010 and 2009:

	2010		2009
		Percentage of Total Net Carrying Value		Percentage of Total Net Carrying Value
	Net		Net
	Carrying		Carrying
Asset Type	Value		Value
Offshore oil field services equipment	$152,425,683	64%	$120,485,192	54%
Analog seismic system equipment	16,165,054	7%	19,293,156	8%
Point of sale equipment	15,352,048	6%	26,354,952	11%
Telecommunications equipment	12,178,004	5%	15,720,979	7%
Marine - Crude oil tanker	10,669,184	4%	-	-
Cranes & transportation equipment	10,402,166	4%	-	-
Marine - Product tankers	9,016,177	4%	10,145,022	4%
Rail support construction equipment	8,130,930	3%	9,928,181	4%
Automotive manufacturing equipment	4,869,872	2%	10,229,027	4%
Metal cladding & production equipment	3,228,022	1%	-	-
Machine paper coating manufacturing line	-	-	19,694,703	8%
	$242,437,140	100%	$231,851,212	100%

The net carrying value of our financing transactions includes the balances of our notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During 2010 and 2009, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:
		Percentage of Total Finance Income

Customer	Asset Type	2010	2009
Leighton Holdings Limited	Offshore oil field services equipment	45%	19%
Northern Capital Associates	Point of sale equipment	13%	35%
ION Geophysical Corporation	Analog seismic system equipment	11%	9%
Appleton Papers, Inc.	Machine paper coating manufacturing line	9%	17%
Global Crossing Telecommunications, Inc.	Telecommunications equipment	6%	11%
		84%	91%

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

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our investment portfolio at December 31, 2010 and 2009:

	2010		2009
		Percentage of Total Net Carrying Value		Percentage of Total Net Carrying Value
	Net		Net
	Carrying		Carrying
Asset Type	Value		Value
Marine - Crude oil tanker	$168,455,080	56%	$186,371,014	56%
Offshore oil field services equipment	47,432,643	16%	51,531,779	16%
Marine - Container vessels	43,432,625	14%	46,895,741	14%
Coal drag line	10,895,682	3%	11,626,259	3%
Gas compressors	10,281,711	3%	11,215,476	3%
Automotive manufacturing equipment	8,098,800	3%	10,540,515	3%
Underground coal conveyor system	4,725,606	2%	6,193,228	2%
Motor coaches	4,208,428	1%	4,931,088	1%
Forging equipment	2,594,677	1%	2,971,435	1%
Telecommunications equipment	1,590,672	1%	3,203,618	1%
	$301,715,924	100%	$335,480,153	100%

During 2010 and 2009, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2010	2009
AET, Inc. Limited	Marine - Crude oil tanker	39%	40%
Swiber Holdings Limited	Offshore oil field services equipment	15%	11%
Vroon Group B.V.	Marine - Container vessels	11%	11%
Teekay Shipping	Marine - Crude oil tanker	10%	10%
		75%	72%

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

Revenue for 2010 and 2009 is summarized as follows:

	2010	2009	Change

Finance income	$24,317,994	$16,675,275	$7,642,719
Rental income	61,086,036	59,604,472	1,481,564
Income from investment in joint venture	626,726	573,040	53,686
Gain on settlement of interfund agreement	1,056,555	-	1,056,555
Gain on prepayment of note receivable	1,082,257	-	1,082,257
Gain on sale of assets, net	224,045	-	224,045

Total revenue	$88,393,613	$76,852,787	$11,540,826

Total revenue for 2010 increased $11,540,826, or 15.0%, as compared to 2009. The increase in finance income was primarily due to our investment in four finance leases and four notes receivable during 2010. The increase in rental income was primarily due to our recording a full year of rental income from our investment in seven operating leases during 2009. The gain on prepayment of the note receivable was due to the Appleton prepayment fee in the amount of approximately $1,210,000 that was made in conjunction with Appleton satisfying in full its remaining obligations under its loan agreement during November 2010. The gain on the settlement of the interfund agreement was related to financing provided to the MWU subsidiaries was recorded during 2010.

Expenses for 2010 and 2009 are summarized as follows:

	2010	2009	Change

Management fees - Manager	$4,302,374	$3,390,239	$912,135
Administrative expense reimbursements - Manager	3,184,449	3,594,400	(409,951)
General and administrative	2,429,136	2,276,211	152,925
Interest	16,888,836	11,616,105	5,272,731
Depreciation	33,588,592	32,869,210	719,382
Bad debt expense	4,409,062	572,721	3,836,341
Impairment loss	5,648,959	3,429,316	2,219,643
Loss on financial instruments	247,772	25,642	222,130

Total expenses	$70,699,180	$57,773,844	$12,925,336

Total expenses for 2010 increased $12,925,336, or 22.4%, as compared to 2009. The increase in interest expense was primarily due to the interest incurred on new debt obligations in 2010.  The increase in bad debt expense relates to receivables of certain leases that were estimated not to be collectible. The increase in impairment charges was recorded in connection with EAR during 2010. The increase in depreciation and amortization expense was primarily due to our recording a full year of depreciation and amortization on our investment in seven operating leases during 2009. Furthermore, the increase in depreciation and amortization expense was also due to the amortization expense for capitalized fees on our investment in four direct finance leases and four notes receivable during 2010.

Noncontrolling Interests

Net income attributable to noncontrolling interests for 2010 increased $598,941, or 11.5%, as compared to 2009. The increase in net income attributable to noncontrolling interests was primarily due to (i) our investment in a controlling interest in a joint venture, an investment in which Fund Eleven has a noncontrolling interest, during 2010, (ii) Hardwood Partners’ investment in four noncontrolling interests during 2010 and (iii) our investments in controlling interests in three joint ventures during 2009, which are investments in which Fund Fourteen has a noncontrolling interest. The increase was partially offset by the year-over-year increase in the impairment charges recorded in connection with EAR during 2010 and 2009, which is an investment in which Fund Eleven has a noncontrolling interest.

Net Income Attributable to Fund Twelve

As a result of the foregoing factors, net income attributable to us for 2010 and 2009 was $11,875,465 and $13,858,916, respectively. Net income attributable to us per weighted average additional Share for 2010 and 2009 was $33.72 and $41.08, respectively.

Financial Condition

This section discusses the major balance sheet variances from 2011 compared to 2010.

Total Assets

Total assets decreased $110,833,560, from $593,494,687 at December 31, 2010 to $482,661,127 at December 31, 2011.  The decrease was primarily due to (i) cash distributions to our members and noncontrolling interests, (ii) the depreciation of leased equipment at cost, (iii) the impairment of certain leased equipment and (iv) the termination of three consolidated joint ventures.

Current Assets

Current assets decreased $17,805,510, from $74,732,616 at December 31, 2010 to $56,927,106 at December 31, 2011.  The decrease was primarily due to (i) cash distributions to our members and noncontrolling interests, (ii) the termination of three consolidated joint ventures and (iii) cash used for investment in two noncontrolling interests during 2011.

Total Liabilities

Total liabilities decreased $45,721,075, from $282,779,090 at December 31, 2010 to $237,058,015 at December 31, 2011. The decrease was primarily due to scheduled repayments of our non-recourse long-term debt, partially offset by additional borrowings.

Current Liabilities

Current liabilities decreased $11,975,601, from $73,279,663 at December 31, 2010 to $61,304,062 at December 31, 2011. The decrease was primarily due to scheduled repayments of our non-recourse long-term debt and a decrease in derivative instruments during 2011.

Equity

Equity decreased $65,112,485, from $310,715,597 at December 31, 2010 to $245,603,112 at December 31, 2011. The decrease was primarily due to (i) distributions to our members and noncontrolling interests, (ii) the termination of three consolidated joint ventures and (iii) the net loss during 2011.

Liquidity and Capital Resources

Summary

At December 31, 2011 and 2010, we had cash and cash equivalents of $26,317,435 and $29,219,287, respectively. During our offering period, our main source of cash was from financing activities and our main use of cash was in investing activities. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from sale of our investments exceed expenses and decreasing as we enter into new investments, meet our debt obligations, pay distributions to our members and to the extent expenses exceed cash flows from operations and proceeds from sale of our investments.

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

Cash Flows

The following table sets forth summary cash flow data:

	Years Ended December 31,
	2011	2010	2009
Net cash provided by (used in):

Operating activities	$42,629,457	$46,665,884	$29,981,857
Investing activities	12,243,946	7,229,014	(90,164,491)
Financing activities	(57,635,317)	(51,738,522)	41,819,222
Effects of exchange rates on cash and cash equivalents	(139,938)	(12,148)	30,093

Net (decrease) increase in cash and cash equivalents	$(2,901,852)	$2,144,228	$(18,333,319)

Note: See the Consolidated Statements of Cash Flows included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities

Cash provided by operating activities decreased $4,036,427, from $46,665,884 in 2010 to $42,629,457 in 2011. The net increase in cash provided by operating activities was due to an increase in the collection of finance leases, partially offset by the decrease in collection of rentals from operating leases as the result of the year-over-year decrease in leased equipment at cost.

Investing Activities

Cash provided by investing activities increased $5,014,932, from $7,229,014 in 2010 to $12,243,946 in 2011.  The net increase in cash provided by investing activities was due to (i) a decrease in our investment in notes receivable and (ii) the increase in proceeds received from the sale of certain equipment. The net increase in cash provided by investing activities was partially offset by (i) the decrease in scheduled repayments of our notes receivable and (ii) our investment in two noncontrolling interests during 2011.

Financing Activities

Cash used in financing activities increased $5,896,795 from $51,738,522 in 2010 to $57,635,317 in 2011.  The increase in cash used in financing activities is primarily due to (i) the increase in repayments of non-recourse long-term debt, (ii) a decrease of investment in joint ventures by noncontrolling interests and (iii) the decrease in the proceeds received from non-recourse long-term debt during 2011.  The increase in cash used in financing activities was partially offset by a decrease in distributions to noncontrolling interests.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at December 31, 2011 of $169,326,346.  Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in equipment and an assignment of the rental payments under a lease, in which case, the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender. If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.

Revolving Line of Credit, Recourse

On May 10, 2011, we entered into an agreement with CB&T for a revolving line of credit of $10,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.  At December 31, 2011, we had $10,000,000 available under the Facility.

The Facility expires on March 31, 2013 and we may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the 90-day rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that all interest rates on advances under the Facility are subject to an interest rate floor of 4.0% per year.  In addition, we are obligated to pay a commitment fee based on an annual rate of 0.50% on unused commitments under the Facility. At December 31, 2011, there were no obligations outstanding under the Facility.

At December 31, 2011, we were in compliance with all covenants related to the Facility.

On March 22, 2012, we borrowed $1,200,000 under the Facility.

Distributions

We, at our Manager’s discretion, pay monthly distributions to our members and noncontrolling interests starting with the first month after each additional member’s admission and the commencement of our joint venture operations, respectively, and we expect to continue to pay such distributions until the end of our operating period. We paid distributions to our additional members of $33,644,883, $33,648,098 and $31,554,863, respectively, for the years ended December 31, 2011, 2010 and 2009.  We paid distributions to our Manager of $339,752, $339,880 and $318,725, respectively, for the years ended December 31, 2011, 2010 and 2009. We paid distributions to our noncontrolling interests of $12,169,963, $15,576,612 and $13,458,787, respectively, for the years ended December 31, 2011, 2010 and 2009.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2011, we had non-recourse and other debt obligations. The lender has a security interest in the majority of the equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the equipment.  In such cases, the lender is being paid directly by the lessee.  If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At December 31, 2011, our outstanding non-recourse long-term indebtedness and other debt obligations was $169,326,346 and $68,288,000, respectively.  We are a party to the Facility and had no borrowings under the Facility at December 31, 2011.

Principal and interest maturities of our debt, other liabilities and related interest consisted of the following at December 31, 2011:

	Payments Due by Period
		Less Than 1	1 - 3	4 - 5
	Total	Year	Years	Years	Thereafter

Non-recourse debt	$169,326,346	$48,748,203	$115,545,889	$5,032,254	$-
Other liabilities	68,288,000	541,000	10,811,000	7,492,000	49,444,000
Interest	19,066,197	9,944,240	8,628,065	450,142	43,750

	$256,680,543	$59,233,443	$134,984,954	$12,974,396	$49,487,750

We have entered into certain residual sharing and remarketing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas. The obligations related to these agreements are recorded at fair value.  All such obligations have been settled as of December 31, 2011.

In connection with certain investments, we are required to maintain restricted cash accounts with certain banks.  Restricted cash of approximately $2,446,000 and $1,838,000 are presented within other non-current assets in our consolidated balance sheets at December 31, 2011 and 2010.

On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against us seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to us.  The complaint also seeks the recovery of payments made by EAR to us during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code.  Additionally, the complaint seeks the imposition of a constructive trust over certain real property and the proceeds from the sale we received as security in connection with its investment.  Our Manager believes these claims are frivolous and intends to vigorously defend this action.  At this time, we are unable to predict the outcome of this action or loss therefrom, if any.

Off-Balance Sheet Transactions

None.

Subsequent Events

On February 3, 2012, we made a secured term loan in the amount of $13,593,750 to subsidiaries of Revstone Transportation, LLC. The loan bears interest at 15% per year and is for a period of sixty months. The loan is secured by all of Revstone’s assets, including a mortgage on real property.

On February 29, 2012, we made a secured term loan in the amount of $2,000,000 to VAS Aero Services, LLC.  The loan bears interest at variable rates ranging between 12% to 14.5% per year and is for a period of thirty-one months. The loan is secured by a second priority interest on all of VAS’s assets.

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

We currently have thirteen outstanding notes payable, which are our non-recourse debt obligations.  With respect to the non-recourse debt that is subject to variable interest, the interest rate for each non-recourse debt obligation is fixed pursuant to interest rate swap contracts to allow us to mitigate interest rate fluctuations.   Our hedging strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. The interest rate swaps involve the receipt of floating-rate interest payments from a counterparty in exchange for us making fixed interest rate payments over the life of the agreement without exchange of the underlying notional amount. As a result, we consider these fixed positions since increases or decreases in interest rates have no effect on our interest payments since those amounts have been fixed pursuant to the contracts. Therefore, the conditions in the credit markets as of December 31, 2011 have not had any impact on us.  In addition, we have considered the risk of counterparty performance of our interest rate swaps by considering, among other things, the credit agency ratings of our counterparties.  Based on this assessment, we believe that the risk of counterparty non-performance is minimal.  With respect to our revolving line of credit, which is subject to a variable interest rate, we have no outstanding amounts due as of December 31, 2011. Our Manager has evaluated the impact of the condition of the credit markets on our future cash flows and we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further. See Note 10 to our consolidated financial statements.

As of December 31, 2011, we had eleven floating-to-fixed interest rate swaps that are designated and qualifying as cash flow hedges with an aggregate notional amount of $141,155,794. These interest rate swaps have maturity dates ranging from November 14, 2013 to September 30, 2014.

As of December 31, 2011, we had two interest rate swaps that are non-designated with an aggregate notional balance of $12,977,419 that are not speculative and are used only to mitigate our exposure to interest rate fluctuations.  While the interest rate swap contracts effectively mitigate the risks related to interest rate fluctuations, the contracts are reported at fair value each reporting period with the resulting changes being recorded as gains or losses on financial instruments in the consolidated income statement.  A hypothetical increase or decrease of 1% in interest rates would not have a material effect on the fair value of these contracts.

We manage our exposure to equipment and residual risk by monitoring the markets in which our equipment is located and maximizing remarketing proceeds through the re-lease or sale of equipment.

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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON Leasing Fund Twelve, LLC

We have audited the accompanying consolidated balance sheets of ICON Leasing Fund Twelve, LLC (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Leasing Fund Twelve, LLC at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

March 30, 2012
New York, New York

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	December 31,
	2011	2010

Current assets:
Cash and cash equivalents	$26,317,435	$29,219,287
Current portion of notes receivable	10,101,702	16,178,391
Current portion of net investment in finance leases	17,422,138	23,535,746
Other current assets	3,085,831	5,799,192

Total current assets	56,927,106	74,732,616

Non-current assets:
Notes receivable, less current portion	26,563,447	47,769,013
Net investment in finance leases, less current portion	148,501,603	154,953,990
Leased equipment at cost (less accumulated depreciation of
$82,423,653 and $76,473,310, respectively)	225,115,559	301,715,924
Investment in joint ventures	14,282,121	3,864,617
Other non-current assets, net	11,271,291	10,458,527

Total non-current assets	425,734,021	518,762,071

Total Assets	$482,661,127	$593,494,687

Liabilities and Equity

Current liabilities:
Current portion of non-recourse long-term debt	$48,748,203	$56,271,731
Derivative instruments	5,606,662	7,481,194
Deferred revenue	4,149,418	6,308,218
Due to Manager and affiliates	109,356	319,479
Accrued expenses and other current liabilities	2,690,423	2,899,041

Total current liabilities	61,304,062	73,279,663

Non-current liabilities:
Non-recourse long-term debt, less current portion	120,578,143	156,239,574
Other non-current liabilities	55,175,810	53,259,853

Total non-current liabilities	175,753,953	209,499,427

Total Liabilities	237,058,015	282,779,090

Commitments and contingencies (Note 16)

Equity:
Members' Equity:
Additional Members	225,720,481	256,441,129
Manager	(833,141)	(522,927)
Accumulated other comprehensive loss	(6,316,067)	(7,989,946)

Total Members' Equity	218,571,273	247,928,256

Noncontrolling Interests	27,031,839	62,787,341

Total Equity	245,603,112	310,715,597

Total Liabilities and Equity	$482,661,127	$593,494,687

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010	2009

Revenue:
Finance income	$21,683,823	$24,317,994	$16,675,275
Rental income	54,240,376	61,086,036	59,604,472
(Loss) income from investment in joint ventures	(1,224,469)	626,726	573,040
Gain on settlement of interfund agreement (Note 5)	-	1,056,555	-
Gain on prepayment of note receivable	-	1,082,257	-
Gain on sale of assets, net	1,082,177	224,045	-

Total revenue	75,781,907	88,393,613	76,852,787

Expenses:
Management fees - Manager	4,812,299	4,302,374	3,390,239
Administrative expense reimbursements - Manager	2,795,143	3,184,449	3,594,400
General and administrative	2,740,019	2,429,136	2,276,211
Interest	14,799,661	16,888,836	11,616,105
Depreciation	30,010,953	33,588,592	32,869,210
Bad debt expense	674,000	4,409,062	572,721
Impairment loss (Note 5)	23,016,556	5,648,959	3,429,316
Vessel operating expense	1,444,183	-	-
(Gain) loss on financial instruments	(756,451)	247,772	25,642

Total expenses	79,536,363	70,699,180	57,773,844

Net (loss) income	(3,754,456)	17,694,433	19,078,943

Less: Net loss (income) attributable to noncontrolling interests	6,708,229	(5,818,968)	(5,220,027)

Net income attributable to Fund Twelve	$2,953,773	$11,875,465	$13,858,916

Net income attributable to Fund Twelve allocable to:
Additional Members	$2,924,235	$11,756,710	$13,720,327
Manager	29,538	118,755	138,589

	$2,953,773	$11,875,465	$13,858,916

Weighted average number of additional shares of
limited liability company interests outstanding	348,650	348,679	333,979

Net income attributable to Fund Twelve per weighted
average additional share of limited liability company
interests outstanding	$8.39	$33.72	$41.08

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional
	Shares of Limited Liability			Accumulated Other	Total
	Company Interests	Additional Members	Manager	Comprehensive Loss	Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2008	273,989	$229,360,768	$(121,406)	$(5,751,632)	$223,487,730	$40,104,742	$263,592,472

Comprehensive income:
Net income	-	13,720,327	138,589	-	13,858,916	5,220,027	19,078,943
Change in valuation of
derivative instruments	-	-	-	555,127	555,127	231,872	786,999
Currency translation adjustment	-	-	-	172,396	172,396	-	172,396
Total comprehensive income					14,586,439	5,451,899	20,038,338
Proceeds from issuance of additional shares
of limited liability company interests	74,837	74,561,816	-	-	74,561,816	-	74,561,816
Sales and offering expenses	-	(7,580,626)	-	-	(7,580,626)	-	(7,580,626)
Cash distributions	-	(31,554,863)	(318,725)	-	(31,873,588)	(13,458,787)	(45,332,375)
Shares of limited liability company interests repurchased	(117)	(102,056)	-	-	(102,056)	-	(102,056)
Investments in joint ventures by noncontrolling interests	-	-	-	-	-	36,457,656	36,457,656

Balance, December 31, 2009	348,709	278,405,366	(301,542)	(5,024,109)	273,079,715	68,555,510	341,635,225

Comprehensive income:
Net income	-	11,756,710	118,755	-	11,875,465	5,818,968	17,694,433
Change in valuation of
derivative instruments	-	-	-	(2,233,508)	(2,233,508)	47,876	(2,185,632)
Currency translation adjustment	-	-	-	(732,329)	(732,329)	-	(732,329)
Total comprehensive income					8,909,628	5,866,844	14,776,472
Cash distributions	-	(33,648,098)	(339,880)	-	(33,987,978)	(15,576,612)	(49,564,590)
Shares of limited liability company interests repurchased	(59)	(47,129)	-	-	(47,129)	-	(47,129)
Investments in joint ventures by noncontrolling interests	-	(25,720)	(260)	-	(25,980)	3,941,599	3,915,619

Balance, December 31, 2010	348,650	256,441,129	(522,927)	(7,989,946)	247,928,256	62,787,341	310,715,597

Comprehensive income (loss):
Net income (loss)	-	2,924,235	29,538	-	2,953,773	(6,708,229)	(3,754,456)
Change in valuation of
derivative instruments	-	-	-	1,651,210	1,651,210	191,673	1,842,883
Currency translation adjustment	-	-	-	22,669	22,669	-	22,669
Total comprehensive income (loss)					4,627,652	(6,516,556)	(1,888,904)
Cash distributions	-	(33,644,883)	(339,752)	-	(33,984,635)	(12,169,963)	(46,154,598)
Deconsolidation of noncontrolling interests in
joint ventures	-	-	-	-	-	(17,068,983)	(17,068,983)

Balance, December 31, 2011	348,650	$225,720,481	$(833,141)	$(6,316,067)	$218,571,273	$27,031,839	$245,603,112

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009

Cash flows from operating activities:
Net (loss) income	$(3,754,456)	$17,694,433	$19,078,943
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Finance income	(15,121,915)	(12,609,822)	(5,659,523)
Rental income paid directly to lenders by lessees	(33,629,325)	(37,274,684)	(36,136,272)
Loss (income) from investment in joint ventures	1,224,469	(626,726)	(573,040)
Depreciation	30,010,953	33,588,592	32,869,210
Interest expense on non-recourse financing paid directly
to lenders by lessees	4,425,125	6,135,867	7,422,605
Interest expense from amortization of debt financing costs	1,132,390	1,251,909	959,712
Accretion of seller's credit and other	2,179,569	2,261,077	756,948
Impairment loss	23,016,556	5,648,959	3,429,316
Bad debt expense	674,000	4,409,062	572,721
Gain on settlement of interfund agreement	-	(1,056,555)	-
Gain on prepayment of note receivable	-	(1,082,257)	-
Gain on sale of assets, net	(1,082,177)	(224,045)	-
(Gain) loss on financial instruments	(756,451)	247,772	25,642
Changes in operating assets and liabilities:
Collection of finance leases	36,343,605	32,015,785	15,788,477
Other assets, net	(703,477)	(3,440,810)	(10,051,357)
Accrued expenses and other current liabilities	(422,621)	(1,926,815)	(692,743)
Deferred revenue	(1,319,779)	348,207	1,555,428
Due to/from Manager and affiliates, net	(173,137)	679,209	62,750
Distributions from joint venture	586,128	626,726	573,040

Net cash provided by operating activities	42,629,457	46,665,884	29,981,857

Cash flows from investing activities:
Purchase of equipment	(2,012,552)	(8,701,948)	(69,304,587)
Proceeds from sale of equipment	17,509,575	2,962,240	-
Investment in joint ventures	(18,505,743)	-	-
Distributions received from joint ventures in excess of profits	6,277,642	745,027	765,255
Restricted cash	(746,966)	(921,979)	(1,071,816)
Investment in notes receivable	-	(24,445,400)	(39,572,011)
Repayment on notes receivable	9,721,990	37,591,074	19,018,668

Net cash provided by (used in) investing activities	12,243,946	7,229,014	(90,164,491)

Cash flows from financing activities:
Proceeds from non-recourse long-term debt	10,628,119	12,448,656	3,205,167
Repayments of non-recourse long-term debt	(22,108,838)	(17,439,876)	(1,740,000)
Issuance of additional shares of limited liability company interests,
net of sales and offering expenses	-	-	66,981,190
Repurchase of limited liability company interests	-	(47,129)	(102,056)
Investment in joint ventures by noncontrolling interests	-	2,864,417	18,807,296
Distributions to noncontrolling interests	(12,169,963)	(15,576,612)	(13,458,787)
Cash distributions to members	(33,984,635)	(33,987,978)	(31,873,588)

Net cash (used in) provided by financing activities	(57,635,317)	(51,738,522)	41,819,222

Effects of exchange rates on cash and cash equivalents	(139,938)	(12,148)	30,093

Net (decrease) increase in cash and cash equivalents	(2,901,852)	2,144,228	(18,333,319)

Cash and cash equivalents, beginning of year	29,219,287	27,075,059	45,408,378

Cash and cash equivalents, end of year	$26,317,435	$29,219,287	$27,075,059

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$6,119,129	$7,254,306	$1,723,285

Supplemental disclosure of non-cash investing and financing activities:

Principal and interest on non-recourse long-term debt
paid directly to lenders by lessees	$33,629,325	$37,274,684	$36,136,272

Exchange of equity interests in three consolidated joint ventures for the
proportionate share of certain notes receivable	$17,068,983	$-	$-

Reclassification of net assets from leased equipment at cost to net
investment in finance lease	$9,815,569	$-	$-

Proceeds from sale of equipment paid directly to lender in settlement of non-recourse debt	$1,767,409	-	-

Equipment purchased with non-recourse long-term debt paid directly by lender	$-	$28,450,000	$85,300,000

Equipment purchased with subordinated financing provided by seller	$-	$11,000,000	$58,300,000

Investment in joint venture by noncontrolling interest	$-	$1,051,201	$18,381,998

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

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

The manager of the LLC is ICON Capital Corp., a Delaware corporation (the “Manager”).  The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and other financing transactions into which the LLC enters.  Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

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

The LLC’s offering period ended on April 30, 2009, and its operating period commenced on May 1, 2009. Through April 30, 2009, the LLC sold approximately 348,826 Shares, including approximately 11,393 Shares issued in connection with the LLC’s distribution reinvestment plan, representing $347,686,947 of capital contributions. Through December 31, 2011, 176 Shares have been repurchased by the LLC pursuant to its repurchase plan. Beginning with the Commencement of Operations through April 30, 2009, the LLC paid $26,995,024 of sales commissions to third parties, $5,488,440 of organizational and offering expense allowance to the Manager and $6,748,756 of underwriting fees to ICON Securities Corp., a wholly-owned subsidiary of the Manager (“ICON Securities”), the dealer-manager of the LLC’s offering.

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
December 31, 2011

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). In the opinion of the Manager, all adjustments considered necessary for a fair presentation have been included.

The consolidated financial statements include the accounts of the LLC and its majority-owned subsidiaries and other controlled entities. All intercompany accounts and transactions have been eliminated in consolidation. In joint ventures where the LLC has a controlling financial interest, the financial condition and results of operations of the joint venture are consolidated.  Noncontrolling interest represents the minority owner’s proportionate share of its equity in the joint venture. The noncontrolling interest is adjusted for the minority owner’s share of the earnings, losses, investments and distributions of the joint venture.

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

Certain reclassifications have been made to the accompanying consolidated financial statements in prior years to conform to the current presentation.  Interest and other income has been reclassified to finance income within the consolidated statements of operations. All capitalized initial direct costs and deferred fees associated with notes receivable have been reclassified to notes receivable within the consolidated balance sheets. Amortization expense relating to the capitalized initial direct costs has been reclassified to finance income within the consolidated income statements and consolidated statements of cash flows.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.

.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

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

.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(2)	Summary of Significant Accounting Policies - continued

Depreciation

The LLC records depreciation expense on equipment when the lease is classified as an operating lease.  In order to calculate depreciation, the LLC first determines the depreciable base, which is the equipment cost less the estimated residual value at lease termination.  Depreciation expense is recorded on a straight-line basis over the lease term.

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

Revenue Recognition

The LLC leases equipment to third parties and each such lease is classified as either a finance lease or an operating lease based upon the terms of each lease.  For a finance lease, initial direct costs are capitalized and amortized over the term of the related lease.  For an operating lease, initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

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

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected.  Accounts receivable are stated at their estimated net realizable value.  The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other current assets, as appropriate.

For notes receivable, the LLC uses the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(2)	Summary of Significant Accounting Policies - continued

Credit Quality of Notes Receivable and Allowance for Credit Losses

The LLC’s Manager weighs all credit decisions on a combination of external credit ratings as well as internal credit evaluations of all potential borrowers.  A potential borrower’s credit is analyzed using those credit ratings as well as the potential borrower’s financial statements and other financial data deemed relevant.

The LLC’s notes receivable are limited in number and are spread across a range of industries.  Accordingly, the LLC does not aggregate notes receivable into portfolio segments or classes.  Due to the limited number of notes receivable, the LLC is able to estimate the allowance for credit losses based on a detailed analysis of each note receivable as opposed to using portfolio based metrics and allowance for credit losses.  Notes are analyzed quarterly and categorized as either performing or non-performing based on payment history.  If a note becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Manager analyzes if a reserve should be established or if the note should be restructured.  Material events would be specifically disclosed in the discussion of each note held.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. Accounts receivable are generally placed in a non-accrual status when payments are more than 90 days past due.  Additionally, the LLC periodically reviews the creditworthiness of companies with payments outstanding less than 90 days.  Based upon the Manager’s judgment, accounts may be placed in a non-accrual status.  Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the LLC believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received. No allowance was deemed necessary at December 31, 2011 and 2010.

Notes Receivable

Notes receivable are reported in the LLC’s consolidated balance sheets at the outstanding principal balance net of any unamortized premiums or discounts on purchased loans. Costs on originated loans are reported as other current and other non-current assets in the LLC’s consolidated balance sheets. Deferred fees, discounts and premiums are amortized to finance income in the LLC’s consolidated statements of operations using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in the LLC’s consolidated balance sheets.

Initial Direct Costs

The LLC capitalizes initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. The LLC pays acquisition fees to the Manager equal to 3% of the purchase price of the investment made by or on behalf of the LLC, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the long-lived asset over the amount of the investment, if any.  The costs of each transaction are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in the LLC’s consolidated statements of operations. Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense in the LLC’s consolidated statement of operations.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

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

Derivative Financial Instruments

The LLC may enter into derivative transactions for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on its non-recourse long-term debt. The LLC enters into these instruments only for hedging underlying exposures. The LLC does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges.  Certain derivatives may not meet the criteria to be designated as accounting hedges, even though the LLC believes that these are effective economic hedges.

The LLC accounts for derivative financial instruments as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in AOCI, a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(2)	Summary of Significant Accounting Policies - continued

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, allowance for credit losses, depreciation, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends its guidance related to fair value measurements in order to align the definition of fair value measurements and the related disclosure requirements between U.S. GAAP and International Financial Reporting Standards. The new guidance also changes certain existing fair value measurement principles and disclosure requirements. The adoption of ASU 2011-04 becomes effective for the LLC’s interim and annual periods beginning after December 15, 2011. The LLC does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which revises the manner in which companies present comprehensive income in financial statements. The new guidance removes the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation in one continuous statement of comprehensive income or two separate, but consecutive statements. The adoption of ASU 2011-05 becomes effective for the LLC's interim and annual periods beginning January 1, 2012. The LLC does not believe the adoption of this guidance will have a material impact on its consolidated financial statements, as it only requires a change in the format of presentation.

(3)	Notes Receivable

On November 7, 2008, the LLC made a term loan to Appleton Papers, Inc. in the amount of $22,000,000. The loan bore interest at 12.5% per year and was payable monthly in arrears for a period of sixty months. The loan was secured by a machine paper coating manufacturing line. On March 26, 2009, the loan was amended due to a covenant default and the interest rate was adjusted to 14.25% per year. On April 1, 2010, the LLC sold a 5.10% noncontrolling interest in the joint venture to Hardwood Partners for $1,000,000.  As a result, the LLC recorded a gain on sale of approximately $6,000, which was included in members’ equity, and the LLC’s controlling interest in the joint venture was reduced to 94.90%. On November 1, 2010, Appleton satisfied in full its remaining obligations under the loan agreement by prepaying the aggregate outstanding principal and interest in the amount of approximately $17,730,000.  In connection with the prepayment, Appleton paid an additional prepayment fee in the amount of $1,210,000, of which the LLC’s portion was approximately $1,148,000.

On November 25, 2008, a joint venture owned 52.75% by the LLC, 12.25% by ICON Income Fund Ten, LLC (“Fund Ten”) and 35% by ICON Leasing Fund Eleven, LLC (“Fund Eleven”), entities also managed by the Manager, purchased four promissory notes issued by affiliates of Northern Leasing Systems, Inc. The aggregate purchase price for the notes was approximately $31,573,000, net of a discount of approximately $5,165,000 and the notes were scheduled to mature between October 15, 2010 and August 14, 2011. The LLC’s share of the purchase price was approximately $16,655,000. On December 23, 2010, the joint venture restructured the notes by extending each note’s term and increasing each note’s interest rate by 1.50%.  The notes now bear interest at rates ranging from 9.47% to 9.90% per year and are scheduled to mature through February 15, 2013. Effective January 1, 2011, the LLC exchanged its 52.75% ownership interest in the joint venture for its proportionate share of notes receivable which were previously owned by the joint venture.  The aggregate principal balance of the notes was approximately $5,327,000, and the notes bear interest at 9.47% to 9.90% per year and mature through February 15, 2013.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was deconsolidated and then terminated.

On March 31, 2009, the LLC provided a senior loan in the amount of approximately $7,870,000 to Northern Leasing. The loan bears interest at 18% per year and is secured by a first priority security interest in an underlying pool of leases for point-of-sale equipment. On December 23, 2010, the LLC extended the term of the loan through November 15, 2013.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(3)	Notes Receivable - continued

On June 29, 2009, the LLC and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), an entity also managed by the Manager, entered into a joint venture for the purpose of making term loans in the aggregate amount of $20,000,000 to ARAM Rentals Corporation, a Canadian bankruptcy remote Nova Scotia unlimited liability company and ARAM Seismic Rentals Inc., a U.S. bankruptcy remote Texas corporation (collectively referred to as the “ARAM Borrowers”).  On that date, the joint venture funded the first tranche of the loans in the aggregate amount of $12,500,000.  On July 20, 2009, the joint venture funded the second tranche of the loans in the amount of $7,500,000. The loans are secured by a first priority security interest in all of the analog seismic system equipment owned by the ARAM Borrowers, among other collateral.  The loans bear interest at 15% per year and are each for a period of sixty months beginning on August 1, 2009.  As of December 31, 2009, the LLC’s and Fund Fourteen’s ownership interests in the joint venture were 55% and 45%, respectively. On April 1, 2010, the LLC sold a 2.91% noncontrolling interest in the joint venture to Hardwood Partners for $550,000.  As a result, the LLC recorded a gain on sale in the amount of approximately $4,000, which was included in members’ equity, and the LLC’s controlling interest in the joint venture was reduced to 52.09%. Effective January 1, 2011, the LLC exchanged its 52.09% ownership interest in the joint venture for its proportionate share of notes receivable from the ARAM borrowers, which were previously owned by the joint venture. The aggregate principal balance of the notes was approximately $8,348,000, and the notes bear interest at 15% per year and mature on August 1, 2014.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was deconsolidated and then terminated.

On December 23, 2009, a joint venture owned 55% by the LLC and 45% by Fund Fourteen, made a second priority term loan to Quattro Plant Limited in the amount of £5,800,000. Quattro Plant is a wholly-owned subsidiary of Quattro Group Limited. The loan is secured by all of Quattro Plant’s rail support construction equipment, among other collateral. The loan bears interest at 20% per year and is for a period of thirty-three months, which began on January 1, 2010. Simultaneously the joint venture, Quattro Plant, Quattro Group and certain affiliates of Quattro Group entered into an intercreditor deed governing the relationship between the joint venture and Quattro Plant’s senior lender, KBC Bank N.V. (“KBC”). In the event either the joint venture or KBC seeks to enforce its security interest under its respective loan, the proceeds from the enforcement of any security interest shall be applied (i) first, to pay all costs and expenses incurred by or on behalf of the joint venture or KBC, (ii) second, to KBC in an amount that would allow KBC to receive its return on its investment, and (iii) third, to the joint venture in an amount that would allow the joint venture to receive its return on its investment. On April 1, 2010, the LLC sold a 5.87% nonvoting, noncontrolling interest in the joint venture to Hardwood Partners for $550,000.  As a result, the LLC recorded a loss on sale in the amount of approximately $37,000, which was included in members’ equity, and the LLC’s economic interest in the joint venture was reduced to 49.13%, although the LLC’s controlling interest remained at 55%. On three separate occasions between September 20, 2010 and March 7, 2011, the joint venture was notified that Quattro Plant was in default under its senior loan agreement with PNC Financial Services UK Ltd. (“PNC,” f/k/a KBC). As a result of the defaults, Quattro Plant’s principal payment obligations to the joint venture were suspended. During the suspension period, the joint venture received interest only payments from Quattro Plant. The Manager expects the joint venture to receive all past due principal amounts due under the loan agreement plus default interest. Effective January 1, 2011, the LLC exchanged its 49.13% ownership interest in the joint venture for an assignment of its proportionate share of future cash flows of the loan receivable from Quattro Plant, which was previously owned by the joint venture.  As a result of this assignment, the LLC recorded a loan receivable of approximately £2,478,000, which bears interest at 20% per year and matures on October 1, 2012.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was deconsolidated and then terminated.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(3)	Notes Receivable - continued

On June 30, 2010, the LLC participated in a $96,000,000 loan facility by making a second priority term loan to Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd. (collectively, “Ocean Navigation”) in the amount of $9,600,000.  The proceeds of the loan were used by Ocean Navigation to purchase two Aframax product tanker vessels, the Shah Deniz and the Absheron.  On July 28, 2010 and September 14, 2010, the LLC funded the loan in the aggregate amount of $9,600,000 to Ocean Navigation.  The secured term loan bears interest at 15.25% per year and is for a period of seventy-two months from the delivery date of each vessel.  The loan is secured by the vessels.

On September 1, 2010, the LLC made a term loan to EMS Enterprise Holdings, LLC, EMS Holdings II, LLC, EMS Engineered Materials Solutions, LLC, EMS CUP, LLC and EMS EUROPE, LLC (collectively, “EMS”) in the amount of $3,200,000.  The loan bears interest at 13% per year and is for a period of forty-eight months. The loan is secured by metal cladding and production equipment.

On September 24, 2010, the LLC participated in an approximately $150,000,000 loan facility by making a term loan to Northern Crane Services Inc. in the amount of $9,750,000.  The loan bears interest at 15.75% per year and is for a period of fifty-four months beginning on October 1, 2010. The loan is secured by lifting and transportation equipment.

Interest income recognized on notes receivable is included in finance income within the consolidated statements of operations. For the year ended December 31, 2011, the LLC recorded an allowance for credit losses of $674,000, which is included in bad debt expense on the LLC's consolidated statements of operations.

(4)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following at December 31, 2011 and 2010:

	2011	2010

Minimum rents receivable	$205,829,027	$225,642,237
Estimated residual values	18,054,383	21,928,543
Initial direct costs, net	4,632,591	5,657,967
Unearned income	(62,592,260)	(74,739,011)

Net investment in finance leases	165,923,741	178,489,736

Less: Current portion of net
investment in finance leases	17,422,138	23,535,746

Net investment in finance leases,
less current portion	$148,501,603	$154,953,990

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(4)	Net Investment in Finance Leases - continued

Telecommunications Equipment

During March 2009, the LLC purchased telecommunications equipment for approximately $3,859,000 that is subject to a lease with Global Crossing Telecommunications, Inc. that expires on March 31, 2012. On November 30, 2011, at the expiration of a separate lease schedule, the LLC sold certain telecommunications equipment to Global Crossing for approximately $3,727,000.  The LLC recorded a gain on sale of approximately $1,597,000.

From July 15, 2010 through March 31, 2011, the LLC purchased information technology equipment for the aggregate purchase price of approximately $5,029,000 and simultaneously leased the equipment to Broadview Networks Holdings, Inc. and Broadview Networks Inc.  The base term of the four schedules is for a period of thirty-six months, which commenced between August 1, 2010 and April 1, 2011.

Manufacturing Equipment

On March 3, 2008, the LLC purchased auto parts manufacturing equipment and simultaneously leased back the equipment to Sealynx Automotive Transieres SAS (“Sealynx”).  The purchase price was approximately $11,626,000 (€7,638,400). The lease term commenced on March 3, 2008 and continues for a period of sixty months.  As additional security for Sealynx’s obligations under the lease, the LLC was granted a lien on property owned by Sealynx in France, valued at €3,746,400 at the acquisition date, and a guarantee from Sealynx’s parent company, Sealynx Automotive Holding. Subsequently, due to the global downturn in the automotive industry, Sealynx requested a restructuring of its lease payments during the third quarter of 2009 and the LLC agreed to reduce Sealynx’s lease payments. On January 4, 2010, the LLC restructured the payment obligations of Sealynx under the lease to provide it with cash flow flexibility while at the same time attempting to preserve the LLC’s projected economic return on this investment.  As additional security for restructuring the payment obligations, the LLC received an additional mortgage on certain real property owned by Sealynx located in Charleval, France.

On July 5, 2010, Sealynx filed for a conciliation procedure with the Commercial Court of Nanterre requesting that it be permitted to repay, over a two year period, approximately $1,900,000 of rental payments that had been due to the LLC on July 1, 2010. As a result of third party offers to purchase the equipment under lease by the LLC during 2011 and the uncertainty regarding the LLC’s ability to collect all remaining amounts that are due under the lease, the LLC recorded approximately $4,409,000 of bad debt expense during the year ended December 31, 2010 to write the asset down to net realizable value. On May 16, 2011, the LLC entered into an agreement to sell the automotive manufacturing equipment subject to lease for €3,000,000.  The purchase price is scheduled to be paid in three installments and bears interest at 5.5% per year.  The LLC will retain title to the equipment until the final payment is received, which is due on June 1, 2013.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(4)	Net Investment in Finance Leases - continued

Marine Vessels

On June 26, 2009, the LLC executed an agreement to purchase three barges, the Leighton Mynx, the Leighton Stealth and the Leighton Eclipse, from an affiliate of Leighton Holding (“Leighton”) for an aggregate purchase price of $133,000,000. Simultaneously, the LLC entered into a bareboat charter with Leighton for a term of ninety-six months for each of the barges. Two of the three barges were acquired on June 26, 2009 for $58,000,000, including the incurrence of $34,800,000 of senior debt from Standard Chartered Bank (“Standard Chartered”) and $20,500,000 of subordinated interest-free seller’s credit. The subordinated seller’s credit is recorded on a discounted basis within other non-current liabilities and is being accreted to its carrying value as interest expense over its term. The bareboat charter for each of these two barges expires on June 25, 2017. On October 28, 2009, the LLC purchased the third barge from Leighton for $75,000,000, which consisted of $3,500,000 in cash, $45,000,000 of senior debt and $26,500,000 of subordinated interest-free seller’s credit. The subordinated seller’s credit is recorded on a discounted basis within other non-current liabilities and is being accreted to its carrying value as interest expense over its term. The bareboat charter for the Leighton Eclipse expires on October 27, 2017. In 2010, the LLC entered into an agreement with Leighton to upgrade the Leighton Mynx, by acquiring certain equipment and making certain upgrades. The upgrades included the addition of a helicopter deck, as well as new cranes and an accommodation unit. The $23,500,000 cost of the upgrades was financed with $3,050,000 in cash and $20,450,000 in non-recourse indebtedness, which included an interest-free $4,000,000 subordinated contractor’s credit and $16,450,000 of senior debt from Standard Chartered. The subordinated contractor’s credit is recorded on a discounted basis within other non-current liabilities and is being accreted to its carrying value as interest expense over its term. In consideration for financing the upgrades, the LLC and Leighton agreed to amend the bareboat charter for the Leighton Mynx to, among other things, increase the amount of monthly charter hire payable by Leighton and increase the purchase option price at the expiration of the charter. On November 12, 2010, the upgrade to the Leighton Mynx was completed and the barge resumed operations.

On October 30, 2009, the LLC purchased a product tanker vessel, the Ocean Princess from Lily Shipping Ltd., a wholly-owned subsidiary of the Ionian Group, for $10,750,000. Simultaneously, the Ocean Princess was bareboat chartered back to Lily Shipping for sixty months. The purchase price was funded by (i) a non-recourse loan in the amount of $5,500,000 from Nordea Bank Norge ASA, (ii) $950,000 in cash and (iii) a subordinated, non-interest bearing $4,300,000 seller’s credit from Lily Shipping, which is due upon the sale of the Ocean Princess. The subordinated seller’s credit is recorded on a discounted basis within other non-current liabilities and is being accreted to its carrying value as interest expense over its term.

On December 18, 2009, the LLC entered into an agreement to purchase the pipelay barge, the Leighton Faulkner, from Leighton for $20,000,000. Simultaneously, the LLC entered into a bareboat charter with Leighton for a period of ninety-six months commencing on January 5, 2010. The purchase price for the Leighton Faulkner was funded by $1,000,000 in cash and $19,000,000 in non-recourse indebtedness, which included $12,000,000 of senior debt from Standard Chartered and an interest free $7,000,000 subordinated seller’s credit. The subordinated seller’s credit is recorded on a discounted basis within other non-current liabilities and is being accreted to its carrying value as interest expense over its term.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(4)	Net Investment in Finance Leases - continued

Gas Compressors

On June 26, 2009, the LLC and Fund Fourteen entered into a joint venture for the purpose of investing in eight new Ariel natural gas compressors from AG Equipment Co. During 2009, the joint venture purchased the eight gas compressors for approximately $11,298,000. Simultaneously with the purchase, the joint venture entered into leases with Atlas Pipeline Mid-Continent, LLC (“APMC”), an affiliate of Atlas Pipeline Partners, L.P. Each lease schedule is for a period of forty-eight months and expires on August 31, 2013.  As of December 31, 2009, the LLC’s and Fund Fourteen’s ownership interests in the joint venture were 55% and 45%, respectively. On April 1, 2010, the LLC sold a 5.46% nonvoting, noncontrolling interest in the joint venture to Hardwood Partners for $550,000.  As a result, the LLC recorded a gain on sale in the amount of approximately $1,000, which was included in members’ equity, and the LLC’s economic interest in the joint venture was reduced to 49.54%, although the LLC’s controlling interest remained at 55%. On July 15, 2011, the joint venture amended the lease agreements with APMC requiring APMC to purchase the gas compressors upon lease termination.  The joint venture received an amendment fee of $500,000 and the leases were reclassified from operating leases to direct finance leases.

Non-cancelable minimum annual amounts due on investment in finance leases over the next five years were as follows at December 31, 2011:

Years Ending December 31,

2012	$33,152,652
2013	36,911,223
2014	29,611,734
2015	23,770,530
2016	24,041,652
Thereafter	58,341,236

$205,829,027

(5)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at December 31, 2011 and 2010:

	2011	2010
Marine - Crude oil tanker	$168,120,037	$209,027,554
Offshore oil field services equipment	54,383,809	54,383,809
Marine - Container vessels	52,691,711	52,691,711
Automotive manufacturing equipment	14,035,942	14,124,744
Coal drag line	12,834,631	12,834,631
Motor coaches	5,473,082	5,473,082
Gas compressors	-	11,611,520
Underground coal conveyor system	-	7,287,821
Telecommunications equipment	-	6,116,887
Forging equipment	-	4,637,475
	307,539,212	378,189,234

Less: Accumulated depreciation	82,423,653	76,473,310

	$225,115,559	$301,715,924

Depreciation expense was $30,010,953, $33,588,592 and $32,869,210 for the years ended December 31, 2011, 2010 and 2009, respectively.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(5)	Leased Equipment at Cost - continued

Marine Vessels and Equipment

On March 24, 2009, the LLC and Swiber Engineering Ltd. (“Swiber”) entered into a joint venture for the purpose of purchasing a 300-man accommodation and work barge, the Swiber Victorious for $42,500,000.  Simultaneously with the purchase, the barge was chartered to Swiber for ninety-six months.  The purchase price of the barge was funded by (i) a $19,125,000 equity investment from ICON Victorious, (ii) an $18,375,000 contribution-in-kind by Swiber and (iii) a subordinated, non-recourse and unsecured $5,000,000 payable.  The payable bears interest at 3.5% per year and is only required to be repaid after the LLC achieves its minimum targeted return and is recorded within other non-current liabilities.

On June 25, 2009, the LLC purchased certain marine diving equipment from Swiber for $10,000,000. Simultaneously with the purchase of the diving equipment, the LLC entered into a sixty month lease with Swiber, which commenced on July 1, 2009. The purchase price for the diving equipment was funded by $8,000,000 in cash and a subordinated, interest-free $2,000,000 payable to Swiber, which is due upon sale of the diving equipment at the conclusion of the lease term. The $2,000,000 payable is recorded on a discounted basis within other non-current liabilities and is being accreted to its carrying value as interest expense over its term.

The LLC and Fund Ten have ownership interests of 51% and 49%, respectively, in a joint venture which owned an Aframax product tanker subject to a bareboat charter, the Mayon Spirit. As a result of negotiations to remarket and ultimately dispose of certain vessels, the Manager reviewed the joint venture’s investment in the Mayon Spirit and determined that the net book value of the vessel exceeded the fair value.  As a result, the LLC recognized impairment charges of approximately $21,858,000 during the year ended December 31, 2011.  On September 23, 2011, the LLC sold the vessel for approximately $8,275,000 and satisfied the remaining third-party debt.  The LLC recorded a loss on sale of approximately $94,000.

In connection with the LLC's annual impairment review process and due to industry factors, the LLC has changed its end of lease residual values relating to the Eagle Carina, the Eagle Corona, the Eagle Auriga and the Eagle Centaurus (collectively, the “Eagle Vessels”).  Accordingly, the remaining net book values of the Eagle Vessels will be depreciated over the remaining terms of the leases using the straight-line method to the reduced residual values.

Manufacturing Equipment

Between September 28, 2007 and December 10, 2007, the LLC completed the acquisition and simultaneous lease back of substantially all of the machining and metal working equipment of LC Manufacturing, LLC (“LC Manufacturing”) and MW Crow, Inc. (“Crow”), wholly-owned subsidiaries of MW Universal, Inc. (“MWU”), for an aggregate purchase price of $18,990,000. The lease terms commenced on January 1, 2008 and were scheduled to continue for a period of sixty months.

Simultaneously with the closing of the transactions with LC Manufacturing and Crow, Fund Ten and Fund Eleven (together with the LLC, the “Participating Funds”) completed similar acquisitions with seven other subsidiaries of MWU (collectively with LC Manufacturing and Crow, the “MWU entities”), pursuant to which the funds purchased substantially all of the machining and metal working equipment of each subsidiary. The MWU entities’ obligations under each lease (including the leases of LC Manufacturing and Crow) were cross-collateralized and cross-defaulted. The Participating Funds also entered into a credit support agreement, pursuant to which, losses incurred by a Participating Fund with respect to any MWU entity were to be shared among the Participating Funds in proportion to their respective capital investments.

Between September 5, 2008 and February 27, 2009, the Participating Funds entered into and amended a forbearance agreement with MWU and the MWU entities to cure certain lease defaults. On June 1, 2009, the LLC restructured the master lease agreement with LC Manufacturing to reduce the assets under lease from $14,890,000 to approximately $12,420,000. Contemporaneously, the LLC entered into a new lease with Metavation, LLC, an affiliate of LC Manufacturing (“Metavation”), for the assets previously under lease with LC Manufacturing with a cost of approximately $2,470,000. The equipment is subject to a forty-three month lease with Metavation that was scheduled to expire on December 31, 2012. As a result of these numerous agreements, the LLC received, among other things, warrants, exercisable until March 31, 2015, to purchase 75% of the fully diluted membership interests of LC Manufacturing for $2,000.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(5)	Leased Equipment at Cost - continued

Between January 13, 2010 and September 30, 2011, the LLC further amended the lease with LC Manufacturing to reduce LC Manufacturing’s monthly rental payment obligations under the lease and to provide the LLC with an excess cash flow sweep in the event that excess cash flow is available in the future.  In consideration for reducing the monthly rent, LC Manufacturing agreed to an increase in the amount of the end of lease purchase option to approximately $4,000,000. On May 31, 2010, MWU sold its equity interest in LC Manufacturing to an entity controlled by LC Manufacturing’s management, and a pre-existing personal guaranty of MWU’s principal was reduced to $6,500,000 with respect to LC Manufacturing.

On July 26, 2010, the LLC sold the machining and metal working equipment subject to lease with Metavation to Metavation for approximately $2,423,000, which represented all amounts due under the lease, and simultaneously terminated the lease.  As a result, the LLC recognized a gain on sale of approximately $522,000.

On September 30, 2010, the Participating Funds terminated the credit support agreement.  Simultaneously with the termination, the LLC and Fund Eleven formed a joint venture with ownership interests of 93.67% and 6.33%, respectively, and, as contemplated by the credit support agreement, the LLC contributed all of its interest in the assets related to the financing of the MWU subsidiaries (primarily in the form of machining and metal working equipment subject to lease with Crow and LC Manufacturing) to the joint venture to extinguish the LLC’s obligations under the credit support agreement and receive an ownership interest in the joint venture.  The methodology used to determine the ownership interests was at the discretion of the Manager, consistent with the intent of the credit support agreement.  In connection with this contribution and the related termination of the credit support agreement, the LLC recorded a net gain of approximately $1,057,000 during the year ended December 31, 2010.

On December 31, 2011, MWU and certain of its subsidiaries satisfied their obligations relating to two lease schedules. On January 4, 2012, MWU and certain of its subsidiaries satisfied their obligations relating to two additional lease schedules. As a result, one lease schedule with LC Manufacturing remains subsequent to January 4, 2012.

Between December 2007 and June 2008, a joint venture owned 55% by the LLC and 45% by Fund Eleven, purchased and simultaneously leased back semiconductor manufacturing equipment to EAR for approximately $15,730,000, of which the LLC’s share was approximately $8,651,000.  The lease term commenced on July 1, 2008 and was to expire on June 30, 2013.  As additional security for the purchase and lease, the joint venture received mortgages on certain parcels of real property located in Jackson Hole, Wyoming.

In October 2009, certain facts came to light that led the LLC’s Manager to believe that EAR was perpetrating a fraud against EAR’s lenders, including the joint venture. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The joint venture had a net accounts receivable balance outstanding of approximately $573,000, which was charged to bad debt expense during the year ended December 31, 2009. Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and the equipment became the subject of an Illinois State Court proceeding.  Such equipment was subsequently sold as part of the Illinois State Court proceeding. In addition, on June 7, 2010, the joint venture received judgments in New York State Supreme Court against two principals of EAR who had guaranteed EAR’s lease obligations.  The joint venture has had the New York State Supreme Court judgments recognized in Illinois, where the principals live, but does not currently anticipate collecting on such judgments.

During 2009, the joint venture, in connection with a wholly-owned subsidiary of Fund Eleven, foreclosed on the property that was received as additional security under the lease with EAR.  On June 2, 2010, the joint venture, in connection with a wholly-owned subsidiary of Fund Eleven, sold a parcel of real property in Jackson Hole, Wyoming that was received as additional security under the respective leases with EAR for approximately $757,000.  As a result, the LLC recognized a loss of approximately $298,000.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(5)	Leased Equipment at Cost - continued

In light of developments surrounding the semiconductor manufacturing equipment on lease to EAR and in light of the sale of certain parcels of real property located in Jackson Hole, Wyoming on June 2, 2010 and March 16, 2011, the LLC’s Manager determined that the net book value of such equipment and real property may not be recoverable.  Based on the Manager’s review, the net book value of the semiconductor manufacturing equipment and real property, in the aggregate, exceeded the undiscounted cash flows and exceeded the fair value and, as a result, the LLC recognized impairment charges of approximately $1,158,000, $5,649,000 and $3,429,000 during the year ended December 31, 2011, 2010 and 2009, respectively.

On March 7, 2012, one of the creditor’s in the Illinois State Court proceeding won a summary judgment motion filed against the joint venture thereby dismissing the joint venture’s claims to the proceeds resulting from the sale of the EAR equipment. The basis of the court’s decision centered on the fact that the joint venture was made whole from the foreclosure of the property in Wyoming.  The joint venture is appealing the decision. At December 31, 2011, the only remaining asset owned by the joint venture was real property with a carrying value of approximately $290,000, which is classified within other current assets on the accompanying consolidated balance sheets.

Mining Equipment

On February 18, 2009, the LLC purchased mining equipment for approximately $3,348,000 that was subject to a lease with American Energy Corp. and Ohio American Energy, Incorporated. On March 4, 2011, the LLC sold the equipment for approximately $1,798,000.  No gain or loss was recorded as a result of this transaction.

On May 26, 2009, the LLC purchased mining equipment for approximately $3,196,000 that was subject to a lease with American Energy Corp. and The Ohio Valley Coal Company. On December 30, 2011, the LLC sold the equipment for approximately $1,300,000 and recorded a loss of sale of approximately $487,000 during the year ended December 31, 2011.

Telecommunications Equipment

On April 4, 2011, at the expiration of the lease, the LLC sold certain telecommunications equipment to Global Crossing for approximately $1,188,000.  No gain or loss was recorded as a result of this transaction.

Motor Coaches

On April 1, 2009, the LLC purchased certain motor coaches from CUSA PRTS, LLC for approximately $5,314,000. The motor coaches are subject to a sixty month lease with CUSA that expires on March 31, 2014. To date, CUSA has made substantially all of its lease payments. On January 3, 2012, CUSA and its parent-company, Coach Am Group Holdings Corp., commenced a voluntary Chapter 11 proceeding in U.S. Bankruptcy Court.  The Manager has reviewed CUSA’s ability to make future rental payments through ongoing discussions with CUSA’s management and, based on its indications, has concluded that no allowance for bad debt is required as of December 31, 2011.

Aggregate annual minimum future rentals receivable from the LLC’s non-cancelable leases over the next five years consisted of the following at December 31, 2011:

Years Ending
December 31,

2012	$45,317,527
2013	36,460,736
2014	12,423,300
2015	7,300,000
2016	7,320,000
Thereafter	6,640,000

$115,461,563

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(6)	Investment in Joint Ventures

On June 30, 2008, the LLC and Fund Eleven formed a joint venture, which entered into an agreement with Pliant Corporation to acquire manufacturing equipment for $12,115,000, of which the LLC paid approximately $5,452,000. On July 16, 2008, the LLC and Fund Eleven completed the acquisition of and simultaneously leased back manufacturing equipment to Pliant. The LLC and Fund Eleven have ownership interests in the joint venture of 45% and 55%, respectively. The lease expires on September 30, 2013. On February 11, 2009, Pliant commenced a voluntary Chapter 11 proceeding in U.S. Bankruptcy Court to eliminate all of its high-yield debt. In connection with this action, Pliant submitted a financial restructuring plan to eliminate its debt as part of a pre-negotiated package with its high yield creditors. On September 22, 2009, Pliant assumed its lease with the joint venture and on December 3, 2009, Pliant emerged from bankruptcy.  As of December 31, 2011, Pliant has made all of its lease payments.

On March 29, 2011, the LLC and Fund Fourteen entered into a joint venture owned 25% by the LLC and 75% by Fund Fourteen, for the purpose of acquiring two Aframax product tankers and two Very Large Crude Carriers (the “VLCCs”), of which the LLC’s contribution to the joint venture was approximately $12,166,000. The Aframax product tankers were each acquired for $13,000,000 and simultaneously bareboat chartered to AET Inc. Limited for a period of three years. The VLCCs were each acquired for $72,000,000 and simultaneously bareboat chartered to AET for a period of ten years.

On December 22, 2011, a joint venture owned 25% by the LLC and 75% by Fund Fourteen made a $20,124,000 subordinated term loan to Jurong Aromatics Corporation Pte. Ltd. (“JAC”).  The loan bears interest between 12.50% and 15% per year and matures in January 2021. The loan is secured by a second priority lien on all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

(7)	Non-Recourse Long-Term Debt

The LLC had the following non-recourse long-term debt at December 31, 2011 and 2010:

	2011	2010	Maturity	Rate
ICON Eclipse, LLC	$34,140,625	$38,359,375	2014	7.25%
ICON Eagle Holdings, LLC	25,904,363	36,062,110	2013	4.63%-4.94%
ICON Stealth, LLC	21,060,000	23,760,000	2014	7.05%
ICON Mynx, LLC	18,939,421	21,400,000	2014	5.58%-7.05%
ICON Eagle Corona Holdings, LLC	13,000,630	18,156,062	2013	4.02%
ICON Eagle Carina Holdings, LLC	12,305,548	17,363,526	2013	3.85%
ICON Atlas, LLC	9,960,329	-	2013	4.08%
ICON Arabian Express, LLC	9,684,575	12,435,510	2014	5.43%
ICON Aegean Express, LLC	9,684,575	12,435,510	2014	5.43%
ICON Faulkner, LLC	9,677,418	11,225,805	2015	7.96%
ICON Ionian, LLC	3,300,000	4,400,000	2014	5.54%
ICON Coach, LLC	1,267,916	2,270,067	2013	7.50%
ICON Global Crossing IV, LLC	400,946	7,873,599	2012	9.00%
ICON Mayon, LLC	-	6,769,741	2011	6.35%

Total non-recourse long-term debt	169,326,346	212,511,305

Less: Current portion of non-recourse long-term debt	48,748,203	56,271,731

Total non-recourse long-term debt, less current portion	$120,578,143	$156,239,574

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(7)	Non-Recourse Long-Term Debt - continued

On January 5, 2010, the LLC entered into a $12,000,000 senior facility agreement with Standard Chartered in connection with the acquisition of a pipelay barge, the Leighton Faulkner.  The non-recourse long-term debt obligation matures on January 4, 2015 and accrues interest at LIBOR plus a 5.25% per year margin.

On January 6, 2010, the LLC entered into an interest rate swap contract with Standard Chartered in order to fix the variable interest rate and to minimize the LLC’s risk for interest rate fluctuations. After giving effect to the swap agreement, the LLC has a fixed interest rate of 7.96% per year. The LLC accounts for this swap contract as a non-designated derivative instrument and will recognize any change in the fair value directly in earnings.

On March 31, 2010, the LLC borrowed $14,000,000 of senior debt from Standard Chartered related to the Leighton Mynx’s first upgrade. The non-recourse long-term debt obligation matures on June 25, 2017 and accrues interest at LIBOR plus a margin between 4.25% and 4.50% per year.

On April 13, 2010, the LLC entered into an interest rate swap contract with Standard Chartered in order to fix the variable interest rate and to minimize the LLC’s risk for interest rate fluctuations. After giving effect to the swap agreement, the LLC has a fixed interest rate between 6.66% and 6.91% per year.

On June 25, 2010, the LLC financed future receivables from certain schedules to the master lease agreement with Global Crossing by borrowing approximately $12,449,000 from CapitalSource Bank. CapitalSource received a first priority security interest in the LLC’s interest in the financed schedules.  Interest is payable at a rate of 9% per year through March 1, 2012.

On August 20, 2010, the LLC borrowed $2,450,000 of senior debt from Standard Chartered related to the Leighton Mynx’s second upgrade. The non-recourse long-term debt obligation matures on June 25, 2017 and accrues interest at LIBOR plus a margin between 4.25% and 4.50% per year.

On August 31, 2010, the LLC entered into an interest rate swap contract with Standard Chartered in order to fix the variable interest rate and to minimize the LLC’s risk for interest rate fluctuations. After giving effect to the swap agreement, the LLC has a fixed interest rate between 5.59% and 6.09% per year.

On September 14, 2011, a joint venture owned 49.54% by the LLC, 40.53% by Fund Fourteen and 9.93% by an unaffiliated third party financed future receivables related to the leases with APMC by entering into a non-recourse loan agreement with Wells Fargo Equipment Finance, Inc. in the amount of $10,628,000.  Wells Fargo received a first priority security interest in the leased equipment, among other collateral.  The loan bears interest at the rate of 4.08% per year and matures on September 1, 2013.

On January 20, 2012, the LLC satisfied its non-recourse debt obligation, secured by certain motor coaches, with Wells Fargo for approximately $1,192,000.

As of December 31, 2011 and 2010, the LLC had capitalized net debt financing costs of $2,035,222 and $2,999,533, respectively.  For the years ended December 31, 2011, 2010 and 2009, the LLC recognized interest expense from amortization of debt financing costs of $1,132,390, $1,251,909 and $959,712, respectively.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(7)	Non-Recourse Long-Term Debt - continued

The aggregate maturities of non-recourse long-term debt over the next four years were as follows at December 31, 2011. There will be no additional maturities of non-recourse long-term debt after 2015.

Years Ending December 31,

2012	$48,748,203
2013	59,496,893
2014	56,048,996
2015	5,032,254
$169,326,346

(8)	Revolving Line of Credit, Recourse

On May 10, 2011, the LLC entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of $10,000,000 (the “Facility”), which is secured by all of the LLC’s assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which the LLC has a beneficial interest.  At December 31, 2011, the LLC had $10,000,000 available under the Facility.

The Facility expires on March 31, 2013 and the LLC may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the 90-day rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that all interest rates on advances under the Facility are subject to an interest rate floor of 4.0% per year.  In addition, the LLC is obligated to pay a commitment fee based on an annual rate of 0.50% on unused commitments under the Facility. At December 31, 2011, there were no obligations outstanding under the Facility.

At December 31, 2011, the LLC was in compliance with all covenants related to the Facility.

On March 22, 2012, the LLC borrowed $1,200,000 under the Facility.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

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

The LLC paid distributions to the Manager of $339,752, $339,880 and $318,725 for the years ended December 31, 2011, 2010 and 2009, respectively.  The Manager’s interest in the LLC’s net income for the years ended December 31, 2011, 2010 and 2009 was $29,538, $118,755 and $138,589, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the years ended December 31, 2011, 2010 and 2009 were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2011	2010	2009
ICON Capital Corp.	Manager	Organizational and
		offering expenses (1)	$-	$-	$372,809
ICON Securities Corp.	Dealer-Manager	Underwriting fees (1)	-	-	1,441,563
ICON Capital Corp.	Manager	Acquisition fees (2)	2,585,188	3,849,400	7,669,642
ICON Capital Corp.	Manager	Administrative expense
		reimbursements (3)	2,795,143	3,184,449	3,594,400
ICON Capital Corp.	Manager	Management fees (3)	4,812,299	4,302,374	3,390,239
Total			$10,192,630	$11,336,223	$16,468,653

(1) Amount charged directly to members' equity.
(2) Amount capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(3) Amount charged directly to operations.

At December 31, 2011 and 2010, the LLC had a payable due to the Manager of $109,356 and $319,479, respectively, primarily related to administrative expense reimbursements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(10)	Derivative Financial Instruments

The LLC may enter into derivative transactions for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on its non-recourse long-term debt. The LLC enters into these instruments only for hedging underlying exposures. The LLC does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges.  Certain derivatives may not meet the criteria to be designated as accounting hedges, even though the LLC believes that these are effective economic hedges.

The LLC recognizes all derivatives as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in AOCI, a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

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

Designated Derivatives

As of December 31, 2011, the LLC had eleven floating-to-fixed interest rate swaps that are designated and qualifying as cash flow hedges with an aggregate notional amount of $141,155,794. These interest rate swaps have maturity dates ranging from November 14, 2013 to September 30, 2014.

As of December 31, 2010, the LLC had twelve floating-to-fixed interest rate swaps that are designated and qualifying as cash flow hedges with an aggregate notional amount of $186,304,333. These interest rate swaps have maturity dates ranging from July 25, 2011 to September 30, 2014.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(10)	Derivative Financial Instruments - continued

For these derivatives, the LLC records the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statements of operations as the impact of the hedged transaction. During the years ended December 31, 2011, 2010, and 2009, the LLC recorded approximately $44,000, $53,000 and $74,000, respectively, of hedge ineffectiveness in earnings. At December 31, 2011 and 2010, the total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was approximately $4,833,000 and $6,484,000, respectively.

During the twelve months ending December 31, 2012, the LLC estimates that approximately $2,663,000 will be reclassified from AOCI to interest expense.

Non-designated Derivatives

As of December 31, 2011, the LLC had two non-designated interest rate swaps with an aggregate notional balance of $12,977,419 that are not speculative and are used to meet the LLC’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements.

As of December 31, 2010, the LLC had two non-designated interest rate swaps with an aggregate notional balance of $15,625,806 that are not speculative and are used to meet the LLC’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements.

Additionally, the LLC holds warrants that are held for purposes other than hedging. All changes in the fair value of the interest rate swap not designated as a hedge and the warrants are recorded directly in earnings.

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheet as of December 31, 2011 and 2010:

	Asset Derivatives			Liability Derivatives
		December 31,			December 31,
		2011	2010		2011	2010
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps		$-	$-	Derivative instruments	$5,083,670	$6,949,480

Derivatives not designated as hedging instruments:
Interest rate swaps		$-	$-	Derivative instruments	$522,992	$531,714
Warrants	Other non-current assets, net	$1,148,250	$340,324		$-	$-

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(10)	Derivative Financial Instruments - continued

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the year ended December 31, 2011, 2010 and 2009:

Year Ended December 31, 2011

				Location of Gain (Loss)	Gain (Loss) Recognized
	Amount of Gain	Location of Gain		Recognized in Income on	in Income on Derivative
	(Loss) Recognized	(Loss) Reclassified	Gain (Loss) Reclassified	Derivative (Ineffective Portion	(Ineffective Portion and
	in AOCI on Derivative	from AOCI into Income	from AOCI into Income	and Amounts Excluded	Amounts Excluded
Derivatives	(Effective Portion)	(Effective Portion)	(Effective Portion)	from Effectiveness Testing)	from Effectiveness Testing)

Interest rate swaps	$(2,387,358)	Interest expense	$(4,038,568)	Loss on financial instruments	$(44,490)

Year Ended December 31, 2010

				Location of Gain (Loss)	Gain (Loss) Recognized
	Amount of Gain	Location of Gain		Recognized in Income on	in Income on Derivative
	(Loss) Recognized	(Loss) Reclassified	Gain (Loss) Reclassified	Derivative (Ineffective Portion	(Ineffective Portion and
	in AOCI on Derivative	from AOCI into Income	from AOCI into Income	and Amounts Excluded	Amounts Excluded
Derivatives	(Effective Portion)	(Effective Portion)	(Effective Portion)	from Effectiveness Testing)	from Effectiveness Testing)

Interest rate swaps	$(7,240,920)	Interest expense	$(5,007,412)	Loss on financial instruments	$(52,724)

Year Ended December 31, 2009

				Location of Gain (Loss)	Gain (Loss) Recognized
	Amount of Gain	Location of Gain		Recognized in Income on	in Income on Derivative
	(Loss) Recognized	(Loss) Reclassified	Gain (Loss) Reclassified	Derivative (Ineffective Portion	(Ineffective Portion and
	in AOCI on Derivative	from AOCI into Income	from AOCI into Income	and Amounts Excluded	Amounts Excluded
Derivatives	(Effective Portion)	(Effective Portion)	(Effective Portion)	from Effectiveness Testing)	from Effectiveness Testing)

Foreign exchange contracts	$(44,960)	Finance income	$41,414	Loss on financial instruments	$-
Interest rate swaps	(3,203,150)	Interest expense	(3,844,651)	Loss on financial instruments	(59,267)

Total	$(3,248,110)		$(3,803,237)		$(59,267)

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(10)	Derivative Financial Instruments - continued

The LLC’s derivative financial instruments not designated as hedging instruments generated a net gain (loss) on the statements of operations for the years ended December 31, 2011, 2010 and 2009 of $800,941, $(195,048) and $17,792, respectively. The net gain recorded for the year ended December 31, 2011 was comprised of losses of $(6,985) relating to interest rate swap contracts and a gain of $807,926 relating to warrants, which were recorded as a component of gain on financial instruments. The net loss recorded for the year ended December 31, 2010 was comprised of losses of $(456,001) relating to interest rate swap contracts and a gain of $260,953 relating to warrants, which were recorded as a component of loss on financial instruments. The gain for the year ended December 31, 2009 was comprised of an unrealized gain relating to warrants, which was recorded as a component of loss on financial instruments.

Foreign Exchange Risk

The LLC is exposed to fluctuations in Euros and pounds sterling. The LLC, at times, uses foreign currency derivatives, including currency forward agreements, to manage its exposure to fluctuations in the USD-Euro and USD-pounds sterling exchange rate. Currency forward agreements involved fixing the foreign exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements were typically cash settled in U.S. dollars for their fair value at or close to their settlement date. The net gain recorded for the year ended December 31, 2009 relating to Euro-to-USD forward contracts was comprised of an unrealized gain of $21,037. As of June 30, 2009, the remaining outstanding foreign exchange Euro-to-USD forward contract matured.

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

As of December 31, 2011 and 2010, the fair value of the derivatives in a liability position was $5,606,662 and $7,481,194, respectively. In the event that the LLC would be required to settle its obligations under the agreements as of December 31, 2011, the termination value would be $5,826,294.

(11)	Accumulated Other Comprehensive Income (Loss)

AOCI included accumulated unrealized losses on derivative financial instruments and accumulated unrealized losses on currency translation adjustments of $4,832,827 and $1,483,240, respectively, at December 31, 2011 and accumulated unrealized losses on derivative financial instruments and accumulated unrealized losses on currency translation adjustments of $6,484,037 and $1,505,909, respectively, at December 31, 2010.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

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

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Assets:

Warrants	$-	$-	$1,148,250	$1,148,250

Liabilities:

Derivative Instruments	$-	$5,606,662	$-	$5,606,662

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
December 31, 2011

(12)	Fair Value Measurements - continued

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The LLC is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements.  The LLC’s non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2011:

	December 31, 2011	Level 1	Level 2	Level 3	Total Impairment Loss

Leased equipment at cost	$-	$-	$-	$8,260,208	$21,858,385
Other current assets	$290,366	$-	$-	$290,366	$1,158,171

The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010:

	December 31, 2010	Level 1	Level 2	Level 3	Total Impairment Loss

Other current assets	$2,496,163	$-	$-	$2,496,163	$5,648,959

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

	December 31, 2011
	Carrying Amount	Fair Value
Fixed rate notes receivable	$36,665,149	$39,803,475

Other non-current liabilities	$55,175,810	$56,082,337

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(13)	Concentrations of Risk

For the years ended December 31, 2011, 2010 and 2009, the LLC had three, three and one lessees that accounted for approximately 60.8%, 51.9% and 31.5% of rental and finance income, respectively.

As of December 31, 2011 and 2010, the LLC had two lessees that accounted for approximately 55.0% and 54.1% of total assets, respectively.

As of December 31, 2011 and 2010, the LLC had two lenders that accounted for 65.1% and 77.3% of total liabilities, respectively.

(14)	Geographic Information

Geographic information for revenue, based on the country of origin, and long-lived assets, which include notes receivable, finance leases, operating leases (net of accumulated depreciation), and investment in joint venture and were as follows:

	Year Ended December 31, 2011
	North			Vessels and Equipment (a)
	America	Europe	Asia		Total
Revenue:
Finance income	$6,276,099	$2,157,009	$-	$13,250,715	$21,683,823
Rental income	$10,289,142	$-	$-	$43,951,234	$54,240,376
Income (loss) from investment in joint venture	$586,128	$-	$91,971	$(1,902,568)	$(1,224,469)

	As of December 31, 2011
	North			Vessels and Equipment (a)
	America	Europe	Asia		Total
Long-lived assets:
Notes receivable	$23,379,192	$13,285,957	$-	$-	$36,665,149
Net investment in finance leases	$12,054,528	$2,695,055	$-	$151,174,158	$165,923,741
Leased equipment at cost, net	$19,717,873	$-	$-	$205,397,686	$225,115,559
Investment in joint ventures	$3,112,448	$-	$6,405,846	$4,763,827	$14,282,121

(a) When the LLC charters a vessel to a charterer, the charterer is free to trade the vessel worldwide.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(14)	Geographic Information – continued

	Year Ended December 31, 2010
	North		Vessels and Equipment (b)
	America	Europe		Total
Revenue:
Finance income	$9,899,508	$3,012,422	$11,406,064	$24,317,994
Rental income	$20,903,382	$-	$40,182,654	$61,086,036
Income from investment in joint venture	$626,726	$-	$-	$626,726

	As of December 31, 2010
	North		Vessels and Equipment (b)
	America	Europe		Total
Long-lived assets:
Notes receivable	$45,147,290	$18,800,114	$-	$63,947,404
Net investment in finance leases	$12,178,004	$4,869,872	$161,441,860	$178,489,736
Leased equipment at cost, net	$42,395,578	$-	$259,320,346	$301,715,924
Investment in joint venture	$3,864,617	$-	$-	$3,864,617

(b) When the LLC charters a vessel to a charterer, the charterer is free to trade the vessel worldwide.

	Year Ended December 31, 2009
	North		Vessels and Equipment (c)
	America	Europe		Total
Revenue:
Finance income	$11,998,739	$1,437,849	$3,238,687	$16,675,275
Rental income	$22,160,133	$-	$37,444,339	$59,604,472
Income from investment in joint venture	$573,040	$-	$-	$573,040

(c) When the LLC charters a vessel to a charterer, the charterer is free to trade the vessel worldwide.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(15)	Selected Quarterly Financial Data (unaudited)

The following table is a summary of selected financial data by quarter:

	(unaudited)				Year ended
	Quarters Ended in 2011				December 31,
	March 31,	June 30,	September 30,	December 31,	2011

Total revenue	$20,935,158	$18,755,375	$16,970,441	$19,120,933	$75,781,907

Net (loss) income	$(5,423,813)	$(5,930,063)	$2,000,127	$5,599,293	$(3,754,456)

Net (loss) income attributable to Fund Twelve
allocable to additional members	$(1,269,235)	$(1,924,785)	$1,456,059	$4,662,196	$2,924,235

Weighted average number of additional shares of
limited liability company interests outstanding	348,650	348,650	348,650	348,650	348,650

Net (loss) income attributable to Fund Twelve per
weighted average additional share of limited
liability company interests outstanding	$(3.64)	$(5.52)	$4.18	$13.37	$8.39

	(unaudited)				Year ended
	Quarters Ended in 2010				December 31,
	March 31,	June 30,	September 30,	December 31,	2010

Total revenue	$22,373,703	$23,459,272	$20,527,981	$22,032,657	$88,393,613

Net income (loss)	$6,667,535	$6,718,987	$5,469,108	$(1,161,197)	$17,694,433

Net income (loss) attributable to Fund Twelve
allocable to additional members	$4,508,129	$5,112,429	$3,335,103	$(1,198,951)	$11,756,710

Weighted average number of additional shares of
limited liability company interests outstanding	348,709	348,709	348,650	348,650	348,679

Net income (loss) attributable to Fund Twelve per
weighted average additional share of limited
liability company interests outstanding	$12.93	$14.66	$9.57	$(3.44)	$33.72

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

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

In connection with certain investments, the LLC is required to maintain restricted cash accounts with certain banks.  Restricted cash of approximately $2,446,000 and $1,838,000 are presented within other non-current assets in the LLC’s consolidated balance sheets at December 31, 2011 and 2010, respectively.

On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to ICON EAR.  The complaint also seeks the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code.  Additionally, the complaint seeks the imposition of a constructive trust over certain real property and the proceeds from the sale ICON EAR received as security in connection with its investment.  The Manager believes these claims are frivolous and intends to vigorously defend this action.  At this time, the LLC is unable to predict the outcome of this action or loss therefrom, if any.

(17)	Income Tax Reconciliation (unaudited)

No provision for income taxes has been recorded by the LLC since the liability for such taxes is the responsibility of each of the individual members rather than the LLC.  The LLC’s income tax returns are subject to examination by federal and State taxing authorities, and changes, if any, could adjust the individual income taxes of the members.

At December 31, 2011 and 2010, the members’ capital accounts included in the consolidated financial statements totaled $218,571,273 and $247,928,256, respectively. The members’ capital for federal income tax purposes at December 31, 2011 and 2010 totaled $239,142,156 and $258,113,764, respectively.  The difference arises primarily from sales and offering expenses reported as a reduction in the additional members’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in depreciation and amortization between financial reporting purposes and federal income tax purposes.

The following table reconciles net income attributable to Fund Twelve for financial statement reporting purposes to the net income attributable to Fund Twelve for federal income tax purposes for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Net income attributable to Fund Twelve per	$2,953,773	$11,875,465	$13,858,916
consolidated financial statements

Finance income	12,224,130	(7,279,048)	-
Rental income	(1,486,515)	19,840,283	1,978,218
Depreciation	(2,472,473)	(4,207,455)	(7,413,456)
Tax gain from consolidated joint venture	8,847,794	12,051,195	1,952,754
Fixed asset impairment	(7,767,237)	-	-
Interest expense	1,972,982	-	-
Other	746,962	592,325	(155,169)
Net income attributable to Fund Twelve for
federal income tax purposes	$15,019,416	$32,872,765	$10,221,263

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(18)	Subsequent Events

On February 3, 2012, the LLC made a secured term loan in the amount of $13,593,750 to subsidiaries of Revstone Transportation, LLC. The loan bears interest at 15% per year and is for a period of sixty months. The loan is secured by all of Revstone’s assets, including a mortgage on real property.

On February 29, 2012, the LLC made a secured term loan in the amount of $2,000,000 to VAS Aero Services, LLC.  The loan bears interest at variable rates ranging between 12% to 14.5% per year and is for a period of thirty-one months. The loan is secured by a second priority interest on all of VAS’s assets.

Schedule II - Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Notes Receivable		Other Charges Add (Deduct)	Balance at End of Year
Deduction

Allowance for credit losses:

Year ended December 31, 2011
Credit loss reserve	$-	$-	$674,000	$-	$-	$674,000

Year ended December 31, 2010
Credit loss reserve	$-	$-	$-	$-	$-	$-

Year ended December 31, 2009
Credit loss reserve	$-	$-	$-	$-	$-	$-

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2011, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Accounting and Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Our Manager’s Co-Chief Executive Officers and Principal Accounting and Financial Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this Annual Report on Form 10-K.

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

Our Manager assessed the effectiveness of its internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.”

Based on its assessment, our Manager believes that, as of December 31, 2011, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our Manager’s internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's Manager and Corporate Governance

Our Manager, ICON Capital Corp., a Delaware corporation (“ICON”), was formed in 1985. Our Manager's principal office is located at 3 Park Avenue, 36th Floor, New York, New York 10016, and its telephone number is (212) 418-4700.

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

Name	Age	Title
Michael A. Reisner	41	Co-Chairman, Co-Chief Executive Officer and Co-President
Mark Gatto	39	Co-Chairman, Co-Chief Executive Officer and Co-President
Joel S. Kress	39	Senior Managing Director
Keith S. Franz	43	Managing Director
David J. Verlizzo	39	Managing Director and Counsel
Craig A. Jackson	52	Managing Director
Harry Giovani	37	Managing Director and Chief Credit Officer

Michael A. Reisner, Co-President, Co-CEO and Director joined ICON in 2001. Prior to purchasing the company, Mr. Reisner held various positions in the firm including, Executive Vice President and Chief Financial Officer, General Counsel and Executive Vice President of Acquisitions. Before his tenure with ICON, Mr. Reisner was an attorney from 1996 to 2001 with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-President, Co-CEO, and Director originally joined ICON in 1999. Prior to purchasing the company, Mr. Gatto held various positions in the firm including, Executive Vice President and Chief Acquisitions Officer, Executive Vice President - Business Development and Associate General Counsel. Before his tenure with ICON, he was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. Additionally, he was Director of Player Licensing for the Topps Company and in 2003, co-founded a specialty business consulting firm in New York City where he served as its managing partner before re-joining ICON in 2005. Mr. Gatto received an M.B.A from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Joel S. Kress, Senior Managing Director, joined ICON in 2005 as Vice President and Associate General Counsel. In 2006, he was promoted to Senior Vice President and General Counsel, and in 2007, was promoted to his current position. Prior to joining ICON, Mr. Kress was an attorney from 2001 to 2005, with Fried, Frank, Harris, Shriver & Jacobson LLP in New York and London, England, concentrating on mergers and acquisitions, corporate finance and financing transactions (including debt and equity issuances) and private equity investments. Mr. Kress received a J.D. from Boston University School of Law and a B.A. from Connecticut College.

Keith S. Franz, Managing Director, joined ICON in March 2009 as a Vice President of Accounting and Finance and was promoted to his current position in July 2011. Mr. Franz was previously a Senior Manager at Smart & Associates LLP from December 2008 until March 2009 and the Vice President of Corporate Finance for Audiovox Corporation from August 2004 to November 2008.  Prior to Audiovox, from September 1991 through August 2004, Mr. Franz was employed by Ernst & Young LLP, rising to the level of Senior Audit Manager.  Mr. Franz received a B.S. from Binghamton University and is a certified public accountant.

David J. Verlizzo, Managing Director and Counsel, joined ICON in 2005.  Mr. Verlizzo was formerly Vice President and Deputy General Counsel from February 2006 to July 2007 and was Assistant Vice President and Associate General Counsel from May 2005 until January 2006.  Previously, from May 2001 to May 2005, Mr. Verlizzo was an attorney with Cohen Tauber Spievack & Wagner LLP in New York, concentrating on public and private securities offerings, securities law compliance and corporate and commercial transactions.  Mr. Verlizzo received a J.D. from Hofstra University School of Law and a B.S. from The University of Scranton.

Craig A. Jackson, Managing Director. Mr. Jackson was previously Vice President – Remarketing and Portfolio Management from February 2006 through March 2008. Previously, from October 2001 to February 2006, Mr. Jackson was President and founder of Remarketing Services, Inc., a transportation equipment remarketing company. Prior to 2001, Mr. Jackson served as Vice President of Remarketing and Vice President of Operations for Chancellor Fleet Corporation (an equipment leasing company).  Mr. Jackson received a B.A. from Wilkes University.

Harry Giovani, Managing Director - Chief Credit Officer, joined ICON in 2008. Most recently he was Vice President for FirstLight Financial Corporation, responsible for underwriting and syndicating middle market leveraged loan transactions. Previously, he spent three years at GE Commercial Finance, initially as an Assistant Vice President in the Intermediary Group, where he was responsible for executing middle market transactions in a number of industries including manufacturing, steel, paper, pharmaceutical, technology, chemicals and automotive, and later as a Vice President in the Industrial Project Finance Group where he originated highly structured project finance transactions. He started his career at Citigroup’s Citicorp Securities and CitiCapital divisions, where he spent six years in a variety of roles of increasing responsibility including underwriting, origination and strategic marketing / business development. Mr. Giovani graduated from Cornell University in 1996 with a B.S. in Finance.

Code of Ethics

Our Manager, on our behalf, has adopted a code of ethics for its Co-Chief Executive Officers and Principal Accounting and Financial Officer.  The Code of Ethics is available free of charge by requesting it in writing from our Manager.  Our Manager's address is 3 Park Avenue, 36th Floor, New York, New York 10016.

Item 11. Executive Compensation

We have no directors or officers. Our Manager and its affiliates were paid or we accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2011, 2010 and 2009:

			Years Ended December 31,
Entity	Capacity	Description	2011	2010	2009
ICON Capital Corp.	Manager	Organizational and
		offering expenses (1)	$-	$-	$372,809
ICON Securities Corp.	Dealer-Manager	Underwriting fees (1)	-	-	1,441,563
ICON Capital Corp.	Manager	Acquisition fees (2)	2,585,188	3,849,400	7,669,642
ICON Capital Corp.	Manager	Administrative expense
		reimbursements (3)	2,795,143	3,184,449	3,594,400
ICON Capital Corp.	Manager	Management fees (3)	4,812,299	4,302,374	3,390,239
Total			$10,192,630	$11,336,223	$16,468,653

(1) Amount charged directly to members' equity.
(2) Amount capitalized and amortized to operations over the estimated service period in accordance with the our accounting policies.
(3) Amount charged directly to operations.

Our Manager also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds.  We paid and accrued distributions to our Manager of $339,752, $339,880 and $318,725 for the years ended December 31, 2011, 2010 and 2009, respectively.  Our Manager’s interest in our net income was $29,538, $118,755 and $138,589 for the years ended December 31, 2011, 2010 and 2009, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the Manager and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)	As of March 16, 2012, no directors or officers of our Manager own any of our equity securities.

(c)	Neither we nor our Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2011 and 2010, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non-audit services rendered by Ernst & Young LLP for the years ended December 31, 2011 and 2010:

	2011	2010

Audit fees	$450,800	$466,083
Tax fees	77,569	97,175

	$528,369	$563,258

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

See index to financial statements included as Item 8 to this Annual Report on Form 10-K hereof.

2. Financial Statement Schedules

Financial Statement Schedule II – Valuation and Qualifying Accounts is filed with this Annual Report on Form 10-K.  Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

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

101.INS* XBRL Instance Document.

101.SCH* XBRL Taxonomy Extension Schema Document.

101.CAL* Taxonomy Extension Calculation Linkbase Document.

101.LAB* XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document.

(b)	1. Financial Statements of ICON AET Holdings, LLC

* XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

ICON AET Holdings, LLC
(A Marshall Islands Limited Liability Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON AET Holdings, LLC

We have audited the accompanying consolidated balance sheet of ICON AET Holdings, LLC (the “Company”) as of December 31, 2011 and the related consolidated statement of operations, changes in members’ equity and cash flows for the period from March 29, 2011 (Commencement of Operations) through December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON AET Holdings, LLC at December 31, 2011, and the results of its consolidated operations and its cash flows for the period from March 29, 2011 (Commencement of Operations) through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

                                                                                             /s/ Ernst & Young, LLP

March 30, 2012
New York, New York

ICON AET Holdings, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Balance Sheet
December 31, 2011

Assets

Cash	$1,727,244
Leased equipment at cost (less accumulated
depreciation of $10,392,226)	164,212,774
Other assets, net	3,600,726

Total Assets	$169,540,744

Liabilities and Members’ Equity

Liabilities:
Non-recourse long-term debt	$139,502,086
Derviative financial instruments	9,230,762
Deferred revenue	2,051,290
Due to affiliates	200,000
Accrued expenses	74,402

Total Liabilities	151,058,540

Commitments and contingencies

Members’ Equity:
Total Members’ Equity	18,482,204

Total Liabilities and Members’ Equity	$169,540,744

See accompanying notes to consolidated financial statements.

ICON AET Holdings, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Statement of Operations

For the period from March 29, 2011 (Commencement of Operations) through December 31, 2011

Revenue:
Rental income	$19,469,054

Total revenue	19,469,054

Expenses:
General and administrative	476
Depreciation	10,392,226
Interest	5,657,858
Loss on derivative financial instruments	10,964,362

Total expenses	27,014,922

Net loss	$(7,545,868)

See accompanying notes to consolidated financial statements.

ICON AET Holdings, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Statement of Changes in Members’ Equity

Members’ Equity

Balance, March 29, 2011 (Commencement of Operations)	$-

Equity investment from members	48,028,072
Net loss	(7,545,868)
Cash distributions to members	(22,000,000)

Balance, December 31, 2011	$18,482,204

See accompanying notes to consolidated financial statements.

ICON AET Holdings, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Statement of Cash Flows

For the period from March 29, 2011 (Commencement of Operations) through December 31, 2011

Cash flows from operating activities:
Net loss	$(7,545,868)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	10,392,226
Interest expense from amortization of debt financing costs	495,204
Loss on derivative financial instruments	9,230,762
Changes in operating assets and liabilities:
Other assets, net	(555,930)
Deferred revenue	2,051,290
Accrued expenses	74,402
Due to affliates	200,000

Net cash provided by operating activities	14,342,086

Cash flows from investing activities:
Purchase of equipment	(46,605,000)

Net cash used in investing activities	(46,605,000)

Cash flows from financing activities:
Proceeds from non-recourse long-term debt	22,000,000
Repayments of non-recourse long-term debt	(10,497,914)
Debt financing costs	(3,540,000)
Equity investment from members	48,028,072
Cash distributions to members	(22,000,000)

Net cash provided by financing activities	33,990,158

Net increase in cash	1,727,244

Cash, beginning of period	-

Cash, end of period	$1,727,244

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,821,852

Supplemental disclosure of non-cash investing and financing activities:
Equipment purchased with non-recourse long-term debt
paid directly by lender	$128,000,000

See accompanying notes to consolidated financial statements.

ICON AET Holdings, LLC
(A Marshall Islands Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(1)	Organization

ICON AET Holdings, LLC (the “LLC”) was formed on March 14, 2011, as a Marshall Islands limited liability company, for the purpose of acquiring two Aframax product tankers and two Very Large Crude Carriers (the “VLCCs”) (collectively, the “AET Vessels”).  The LLC was originally formed as a joint venture between two affiliated entities, ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) and ICON Leasing Fund Twelve, LLC (“Fund Twelve”) (collectively, the “LLC’s Members”). Fund Fourteen and Fund Twelve have ownership interests of 75% and 25%, respectively, in the LLC’s profits, losses and cash distributions. The LLC is engaged in one business segment, the business of purchasing business-essential equipment and corporate infrastructure and leasing to businesses.

The Investment Manager of the LLC’s Members is ICON Capital Corp., a Delaware corporation (the “Investment Manager”). The Investment Manager manages and controls the business affairs of the LLC, including, but not limited to, the financing transactions into which the LLC enters.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).  In the opinion of the Investment Manager, all adjustments considered necessary for a fair presentation have been included. The consolidated financial statements include the accounts of the LLC and its majority-owned subsidiaries and other controlled entities. All intercompany accounts and transactions have been eliminated in consolidation.

Cash

The LLC’s cash is held principally at one financial institution and at times may exceed insured limits. The LLC has placed these funds in a high quality institution in order to minimize risk relating to exceeding insured limits.

Risks and Uncertainties

In the normal course of business, the LLC is exposed to two significant types of economic risk: credit and market.   Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.  See Note 8 for a discussion of concentrations of risk.

Market risk reflects the change in the value of debt instruments, derivatives and credit facilities due to changes in interest rate spreads or other market factors. The LLC believes that the carrying value of its investments is reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

Debt Financing Costs

Expenses associated with the incurrence of debt are capitalized and amortized over the term of the debt instrument using the effective interest rate method.  These costs are included in other assets.

ICON AET Holdings, LLC
(A Marshall Islands Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(2)	Summary of Significant Accounting Policies - continued

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight-line basis over the lease term, which typically ranges from 3 to 10 years, to the asset’s residual value.

The Investment Manager has an investment committee that approves each new equipment lease and other financing transaction.  As part of its process, the investment committee determines the residual value, if any, to be used once the investment has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with the LLC’s impairment review policy.

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

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender.  Generally in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and the LLC does not recover its residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. The Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

ICON AET Holdings, LLC
(A Marshall Islands Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(2)	Summary of Significant Accounting Policies - continued

Depreciation

The LLC records depreciation expense on equipment when the lease is classified as an operating lease. In order to calculate depreciation, the LLC first determines the depreciable base, which is the equipment cost less the estimated residual value at lease termination. Depreciation expense is recorded on a straight-line basis over the lease term.

Revenue Recognition

The LLC leases equipment to third parties and each such lease is classified as either a finance lease or an operating lease, which is based upon the terms of each lease. For an operating lease, initial direct costs are included as a component of the cost of the equipment and depreciated over the estimated useful life of the equipment.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. Accounts receivable are generally placed in a non-accrual status when payments are more than 90 days past due.  Additionally, the LLC periodically reviews the creditworthiness of companies with payments outstanding less than 90 days.  Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status.  Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the LLC believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received. No allowance was deemed necessary at December 31, 2011.

Initial Direct Costs

The LLC capitalizes initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. The LLC paid an acquisition fee to the Investment Manager equal to 2.5% of the proportionate share of the purchase price for Fund Fourteen’s investment. An acquisition fee was also paid to the Investment Manager equal to 3% of the proportionate share of the purchase price for Fund Twelve’s investment. These costs are amortized over the transaction term using a straight-line method in the LLC’s consolidated statement of operations. Costs related to leases that are not consummated are expensed as an acquisition expense in the LLC’s consolidated statement of operations.

ICON AET Holdings, LLC
(A Marshall Islands Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(2)	Summary of Significant Accounting Policies - continued

Derivative Financial Instruments

The LLC may enter into derivative transactions for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on its non-recourse long-term debt. The LLC enters into these instruments only for hedging underlying exposures. The LLC does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges. Certain derivatives may not meet the criteria to be designated as accounting hedges, even though the LLC believes that these are effective economic hedges.

The LLC accounts for derivative financial instruments as either assets or liabilities on the consolidated balance sheet and measures those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value on such instruments in accumulated other comprehensive income, a component of equity on the consolidated balance sheet. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Income Taxes

The LLC is taxed as a partnership for federal and State income tax purposes. No provision for income taxes has been recorded since the liability for such taxes is that of each of the LLC’s Members rather than the LLC. The LLC's income tax returns are subject to examination by the federal and State taxing authorities, and changes, if any, could adjust the individual income tax of the LLC’s Members.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No 2011-04, Amendments to Achieve Common Fair Value Measure and Disclosure Requirements in US GAAP and IFRSs (“ASU 2011-04”), which amends its guidance related to fair value measures in order to align the definition of fair value measurements and the related disclosure requirements between US GAAP and International Financial Reporting Standards. The new guidance also changes certain existing fair value measurement principles and disclosure requirements. The adoption of ASU 2011-04 becomes effective for the LLC’s interim and annual periods beginning after December 15, 2011. The LLC does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

ICON AET Holdings, LLC
(A Marshall Islands Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(3)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at December 31, 2011:

2011

Marine - crude oil tankers	$174,605,000

Less: Accumulated depreciation	10,392,226

$164,212,774

Depreciation expense was $10,392,226 for the period from March 29, 2011 (Commencement of Operations) through December 31, 2011.

On March 29, 2011, the LLC acquired the AET Vessels. The Aframax tankers were each acquired for a purchase price of $13,000,000, of which $9,000,000 was financed through non-recourse long-term debt, and were simultaneously bareboat chartered to AET Inc. Limited (“AET”) for a period of three years. The VLCCs were each acquired for a purchase price of $72,000,000, of which $55,000,000 was financed through non-recourse long-term debt, and were simultaneously bareboat chartered to AET for a period of ten years.

Aggregate annual minimum future rental receivables from the LLC’s non-cancelable leases over the next five years and thereafter consisted of the following at December 31, 2011:

Years Ending December 31,

2012	$24,925,120
2013	24,925,120
2014	19,869,600
2015	18,855,170
2016	19,010,144
Thereafter	78,416,844
$186,001,998

(4)	Non-Recourse Long-Term Debt

On March 29, 2011, the LLC borrowed $128,000,000 (the “Senior Debt”) in connection with the acquisition of the AET Vessels. The $18,000,000 of debt relating to the Aframax tankers accrued interest at a rate of 3.3075% per year through June 29, 2011 and was thereafter fixed pursuant to a swap agreement at 4.5550% per year through maturity on March 24, 2014. The $110,000,000 of debt relating to the VLCCs accrued interest at a rate of 3.3075% per year through June 29, 2011 and was thereafter fixed pursuant to a swap agreement at 6.3430% per year through maturity on March 29, 2021. The lender has a security interest in the AET Vessels.

On April 5, 2011, the LLC borrowed $22,000,000 of subordinated non-recourse long-term debt from an unaffiliated third-party (the “Sub Debt”) related to the investment in the AET Vessels. The loan accrues interest at 12% and is for a period of sixty months and at the LLC's option may be extended for an additional twelve months. The loan is secured by an interest in the equity of the LLC.

ICON AET Holdings, LLC
(A Marshall Islands Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(4)	Non-Recourse Long-Term Debt – continued

Due to a change in the fair value of the AET Vessels, a provision in the Senior Debt loan agreement restricts the LLC’s ability to utilize cash generated by the charter of the AET Vessels as of January 12, 2012 for the purposes other than paying the Senior Debt. Approximately $400,000 included in cash at December 31, 2011 subsequently became restricted upon notice by the Senior Debt lender. Charter payments in excess of the Senior Debt loan service are held in reserve by the Senior Debt lender until such time as the restriction is cured. Once cured, the reserves will be released to the LLC. While this restriction is in place, the LLC is prevented from applying the charter proceeds to the Sub Debt. As of March 2012, all required payments on the Sub Debt have been made. Should the LLC fail to meet its future payment obligations, the Sub Debt lender has certain rights, including step-in rights, which allow it to collect cash generated from the charter until such time as the Sub Debt lender has received all unpaid amounts.

As of December 31, 2011, the LLC had capitalized net debt financing costs of $3,044,796. For the period from March 29, 2011 (Commencement of Operations) through December 31, 2011, the LLC recognized interest expense from amortization expense of debt financing costs of $495,204.

The aggregate maturities of non-recourse long-term debt over the next five years and thereafter were as follows at December 31, 2011:

Years Ending
December 31,

2012	$15,947,494
2013	16,799,891
2014	31,254,701
2015	9,200,000
2016	9,200,000
Thereafter	57,100,000

$139,502,086

(5)	Transactions with Related Parties

In the normal course of operations, the LLC’s Members will pay certain operating and general and administrative expenses on behalf of the LLC in proportion to their membership interests.

The financial condition and results of operations of the LLC, as reported, are not necessarily indicative of the results that would have been reported had the LLC operated completely independently.

(6)	Derivative Financial Instruments

The LLC may enter into derivative transactions for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on its non-recourse long-term debt. The LLC enters into these instruments only for hedging underlying exposures. The LLC does not hold or issue derivative financial instruments for purposes other than hedging. Certain derivatives may not meet the criteria to be designated as accounting hedges, even though the LLC believes that these are effective economic hedges.

ICON AET Holdings, LLC
(A Marshall Islands Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(6)	Derivative Financial Instruments- continued

The LLC recognizes all derivatives as either assets or liabilities on the consolidated balance sheet and measures those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value on such instruments in accumulated other comprehensive income, a component of equity on the consolidated balance sheet. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Non-designated Derivatives

As of December 31, 2011, the LLC had four interest rate swaps that are not designated as cash flow hedges, with an aggregate notional amount of $118,925,000. These interest rate swaps are not speculative and are used to meet the LLC’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. The LLC’s strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. Each interest rate swap involves the receipt of floating rate payments from a counterparty in exchange for the LLC making fixed rate payments over the life of the agreement without exchange of the underlying notional amount.

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheet as of December 31, 2011:

	Liability Derivatives
	Balance Sheet Location	December 31, 2011 Fair Value

Derivatives not designated as hedging instruments:

Interest rate swaps	Derivative financial instruments	$9,230,762

The LLC’s derivative financial instruments not designated as hedging instruments generated a loss on financial instruments on the consolidated statement of operations for the year ended December 31, 2011 of $10,964,362 related to interest rate swaps.

Derivative Risks

The LLC manages exposure to possible defaults on derivative financial instruments by monitoring the concentration risk that the LLC has with any individual bank and through the use of minimum credit quality standards for all counterparties. The LLC does not require collateral or other security in relation to derivative financial instruments. Since it is the LLC’s policy to enter into derivative contracts with banks of internationally acknowledged standing only, the LLC considers the counterparty risk to be remote.

ICON AET Holdings, LLC
(A Marshall Islands Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(7)	Fair Value Measurements

As of December 31, 2011, the fair value of the derivatives in a liability position was $9,230,762. In the event that the LLC would be required to settle its obligations under the derivative contracts as of December 31, 2011, the termination value would be $10,045,960.

Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1: Quoted market price available in active markets for identical assets or liabilities as of the reporting date.
•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
•	Level 3: Pricing inputs that are general unobservable and cannot be corroborated by market data.

Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Investment Manager’s assessment, on the LLC’s behalf, of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The following table summarizes the valuation of the LLC’s material financial liabilities measured at fair value on a recurring basis as of December 31, 2011.

	Level 1	Level 2	Level 3	Total

Liabilities:

Derivative financial instruments	$-	$9,230,762	$-	$9,230,762

The LLC’s derivative contracts, including interest rate swaps, are valued using models based on readily observable or unobservable market parameters for all substantial terms of the LLC’s derivative contracts and are classified within Level 2. As permitted by the accounting pronouncements, the LLC uses market prices and pricing models for fair value measurements of its derivative instruments. The fair value of the derivative liabilities were recorded in derivative instruments within the consolidated balance sheet.

Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The carrying value of the fixed rate non-recourse long term debt of $20,590,804 approximates fair value as there have been no significant economic changes to the transaction or the parties involved.

(8)	Concentration of Risk

For the period from March 29, 2011 (Commencement of Operations) through December 31, 2011, the LLC had one lessee that accounted for 100% of rental income.

As of December 31, 2011, the LLC had one lessee that accounted for 96.9% of total assets.

As of December 31, 2011, the LLC had two lenders that accounting for 92.3% of total liabilities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Leasing Fund Twelve, LLC
(Registrant)

By: ICON Capital Corp.
      (Manager of the Registrant)

March 30, 2012

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

March 30, 2012

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Managing Director
(Principal Accounting and Financial Officer)

108