Form 10-Q
period 2012-03-31
ICON LEASING FUND TWELVE, LLC
filed 2012-05-15
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2012

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-53189

ICON Leasing Fund Twelve, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5651009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip code)

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
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on May 4, 2012 is 348,630.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	March 31,
	2012	December 31,
	(unaudited)	2011

Current assets:
Cash and cash equivalents	$12,633,244	$26,317,435
Current portion of net investment in notes receivable	13,467,888	10,101,702
Current portion of net investment in finance leases	15,756,891	17,422,138
Other current assets	2,199,571	3,085,831

Total current assets	44,057,594	56,927,106

Non-current assets:
Net investment in notes receivable, less current portion	37,243,968	26,563,447
Net investment in finance leases, less current portion	144,171,513	148,501,603
Leased equipment at cost (less accumulated depreciation of
$92,199,031 and $82,423,653, respectively)	213,889,156	225,115,559
Investment in joint ventures	14,202,456	14,282,121
Other non-current assets	12,889,132	11,271,291

Total non-current assets	422,396,225	425,734,021

Total Assets	$466,453,819	$482,661,127

Liabilities and Equity

Current liabilities:
Current portion of non-recourse long-term debt	$47,587,371	$48,748,203
Revolving line of credit, recourse	1,200,000	-
Derivative financial instruments	5,167,956	5,606,662
Deferred revenue	4,725,541	4,149,418
Due to Manager and affiliates	116,320	109,356
Accrued expenses and other current liabilities	2,149,619	2,690,423

Total current liabilities	60,946,807	61,304,062

Non-current liabilities:
Non-recourse long-term debt, less current portion	109,146,185	120,578,143
Other non-current liabilities	55,581,035	55,175,810

Total non-current liabilities	164,727,220	175,753,953

Total Liabilities	225,674,027	237,058,015

Commitments and contingencies (Note 11)

Equity:
Members' Equity:
Additional Members	220,914,682	225,720,481
Manager	(881,531)	(833,141)
Accumulated other comprehensive loss	(5,846,362)	(6,316,067)

Total Members' Equity	214,186,789	218,571,273

Noncontrolling Interests	26,593,003	27,031,839

Total Equity	240,779,792	245,603,112

Total Liabilities and Equity	$466,453,819	$482,661,127

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,
	2012	2011

Revenue:
Finance income	$5,494,270	$5,712,181
Rental income	11,327,208	15,076,446
Income from investment in joint ventures	548,300	146,531
Net gain on sale of leased assets	289,669	-

Total revenue	17,659,447	20,935,158

Expenses:
Management fees - Manager	1,060,440	1,141,084
Administrative expense reimbursements - Manager	547,333	640,592
General and administrative	858,071	718,672
Interest	3,316,660	4,000,179
Depreciation	10,325,482	8,645,049
Reversal of credit loss reserve	(345,000)	-
Impairment loss	-	11,290,617
Gain on derivative financial instruments	(2,292,488)	(77,222)

Total expenses	13,470,498	26,358,971

Net income (loss)	4,188,949	(5,423,813)

Less: Net income (loss) attributable to noncontrolling interests	532,078	(4,141,757)

Net income (loss) attributable to Fund Twelve	$3,656,871	$(1,282,056)

Net income (loss) attributable to Fund Twelve allocable to:
Additional Members	$3,620,302	$(1,269,235)
Manager	36,569	(12,821)

	$3,656,871	$(1,282,056)

Comprehensive income (loss):
Net income (loss)	$4,188,949	$(5,423,813)
Change in valuation of derivative financial instruments	397,378	1,236,258
Currency translation adjustment	89,190	303,404

Total comprehensive income (loss):	4,675,517	(3,884,151)

Less: Comprehensive income (loss) attributable to noncontrolling interests	548,941	(4,051,310)

Comprehensive income attributable to Fund Twelve	$4,126,576	$167,159

Weighted average number of additional shares of
limited liability company interests outstanding	348,636	348,650

Net income (loss) attributable to Fund Twelve per weighted
average additional share of limited liability company
interests outstanding	$10.38	$(3.64)

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Changes in Equity

	Members' Equity
	Additional			Accumulated
	Shares of			Other	Total
	Limited Liability	Additional		Comprehensive	Members'	Noncontrolling	Total
	Company Interests	Members	Manager	Loss	Equity	Interests	Equity
Balance, December 31, 2011	348,650	$225,720,481	$(833,141)	$(6,316,067)	$218,571,273	$27,031,839	$245,603,112

Net income	-	3,620,302	36,569	-	3,656,871	532,078	4,188,949
Change in valuation of
derivative financial instruments	-	-	-	380,515	380,515	16,863	397,378
Currency translation adjustment	-	-	-	89,190	89,190	-	89,190
Cash distributions	-	(8,410,900)	(84,959)	-	(8,495,859)	(987,777)	(9,483,636)
Shares of limited liability company interests
repurchased	(20)	(15,201)	-		(15,201)	-	(15,201)

Balance, March 31, 2012 (unaudited)	348,630	$220,914,682	$(881,531)	$(5,846,362)	$214,186,789	$26,593,003	$240,779,792

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$4,188,949	$(5,423,813)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Finance income	(3,670,561)	(3,798,683)
Rental income paid directly to lenders by lessees	(7,548,502)	(8,175,408)
Income from investment in joint ventures	(548,300)	(146,531)
Depreciation	10,325,482	8,645,049
Interest expense on non-recourse financing paid directly
to lenders by lessees	869,615	1,309,097
Interest expense from amortization of debt financing costs	247,813	290,426
Accretion of seller's credit and other	590,423	588,018
Impairment loss	-	11,290,617
Reversal of credit loss reserve	(345,000)	-
Net gain on sale of leased assets	(289,669)	-
Gain on derivative financial instruments	(2,292,488)	(77,222)
Changes in operating assets and liabilities:
Collection of finance leases	9,223,482	9,573,545
Other assets	1,241,075	(344,744)
Accrued expenses and other current liabilities	(682,874)	(98,584)
Deferred revenue	353,721	(1,692,677)
Due to/from Manager and affiliates	6,964	56,305
Distributions from joint ventures	382,505	146,531

Net cash provided by operating activities	12,052,635	12,141,926

Cash flows from investing activities:
Purchase of equipment	-	(2,012,552)
Proceeds from sale of equipment	1,463,425	2,729,276
Investment in joint venture	-	(12,218,393)
Distributions received from joint ventures in excess of profits	245,460	188,043
Investment in notes receivable	(16,130,690)	-
Principal repayment on notes receivable	2,350,633	2,470,167

Net cash used in investing activities	(12,071,172)	(8,843,459)

Cash flows from financing activities:
Proceeds from revolving line of credit, recourse	1,200,000	-
Repayment of non-recourse long-term debt	(5,376,579)	(3,176,867)
Repurchase of limited liability company interests	(15,201)	-
Distributions to noncontrolling interests	(987,777)	(1,563,675)
Cash distributions to members	(8,495,859)	(8,496,183)

Net cash used in financing activities	(13,675,416)	(13,236,725)

Effects of exchange rates on cash and cash equivalents	9,762	1,446

Net decrease in cash and cash equivalents	(13,684,191)	(9,936,812)

Cash and cash equivalents, beginning of period	26,317,435	29,219,287

Cash and cash equivalents, end of period	$12,633,244	$19,282,475

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2012	2011

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$1,621,007	$1,029,433

Supplemental disclosure of non-cash investing and financing activities:

Principal and interest on non-recourse long-term debt
paid directly to lenders by lessees	$8,155,205	$8,175,408

Exchange of equity interest in three consolidated joint ventures for the
proportionate share of certain notes receivable	$-	$17,068,983

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(1)	Basis of Presentation

The accompanying consolidated financial statements of ICON Leasing Fund Twelve, LLC (the “LLC”), have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of the manager, ICON Capital Corp., a Delaware corporation (the “Manager”), all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2011. The results for the interim period are not necessarily indicative of the results for the full year.

Certain reclassifications have been made to the accompanying consolidated financial statements in prior periods to conform to the current presentation.

Credit Quality of Notes Receivable and Direct Financing Leases and Allowance for Credit Losses

The Manager weighs all credit decisions on a combination of external credit ratings as well as internal credit evaluations of all potential borrowers.  A potential borrower’s credit is analyzed using those credit ratings as well as the potential borrower’s financial statements and other financial data deemed relevant.

As the LLC’s notes receivable and direct finance leases (each, a “Note” and, collectively, the “Notes”) are limited in number, the LLC is able to estimate the allowance for credit losses based on a detailed analysis of each Note as opposed to using portfolio based metrics and allowance for credit losses. Notes are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a Note becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Manager analyzes if a reserve should be established or if the Note should be restructured. Material events would be specifically disclosed in the discussion of each Note held.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), which amends its guidance related to fair value measurements in order to align the definition of fair value measurements and the related disclosure requirements between U.S. GAAP and International Financial Reporting Standards. The new guidance also changes certain existing fair value measurement principles and disclosure requirements. The adoption of ASU 2011-04 became effective for the Partnership on January 1, 2012. The adoption of these additional disclosures did not have a material impact on the LLC’s consolidated financial statements.

In June 2011, the FASB issued ASU No 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which revises the manner in which companies present comprehensive income in financial statements. The new guidance removes the option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation in one continuous statement of comprehensive income or two separate, but consecutive statements. The adoption of ASU 2011-05 became effective for the Partnership on January 1, 2012. The adoption of this guidance did not have a material impact on the LLC’s consolidated financial statements, as it only required a change in the format of presentation.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(2)	Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

	March 31,	December 31,
	2012	2011

Principal outstanding	$49,189,406	$35,877,028
Initial direct costs	2,632,277	1,896,458
Deferred fees	(780,827)	(434,337)
Credit loss reserve	(329,000)	(674,000)

Net investment in notes receivable	50,711,856	36,665,149

Less: Current portion of net
investment in notes receivable	13,467,888	10,101,702

Net investment in notes receivable,
less current portion	$37,243,968	$26,563,447

On February 3, 2012, the LLC made a term loan in the amount of $13,593,750 to subsidiaries of Revstone Transportation, LLC. The loan bears interest at 15% per year and is for a period of sixty months. The loan is secured by all of Revstone’s assets, including a mortgage on real property.  In addition, the LLC agreed to make a secured capital expenditure loan (the “CapEx Loan”), which is intended not to exceed $1,000,000.  On April 2, 2012, Revstone borrowed approximately $223,000 in connection with the CapEx Loan. The outstanding CapEx Loan balance bears interest at 17% per year and is for a period of sixty months. The CapEx Loan is secured by a first priority security interest in the automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in the term loan collateral.

On February 29, 2012, the LLC made a term loan in the amount of $2,000,000 to VAS Aero Services, LLC.  The loan bears interest at variable rates ranging between 12% and 14.5% per year and is for a period of thirty-one months. The loan is secured by a second priority interest on all of VAS’s assets.

On May 2, 2012, certain affiliates of Northern Leasing Systems, Inc. satisfied their obligations in connection with promissory notes by making a payment of approximately $5,018,000.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	March 31,	December 31,
	2012	2011

Minimum rents receivable	$188,582,181	$205,829,027
Estimated residual values	25,554,382	18,054,383
Initial direct costs	4,351,130	4,632,591
Unearned income	(58,559,289)	(62,592,260)

Net investment in finance leases	159,928,404	165,923,741

Less: Current portion of net
investment in finance leases	15,756,891	17,422,138

Net investment in finance leases,
less current portion	$144,171,513	$148,501,603

On April 25, 2012, Sealynx Automotive Transieres SAS filed for Redressement Judiciaire, a proceeding under French law similar to Chapter 11 reorganization under the U.S. Bankruptcy Code.  It is not possible at this time to determine the LLC’s ability to collect on the amounts due from Sealynx. The LLC’s Manager has estimated that the value of the underlying collateral exceeds the net book value of the receivable.  Considering this, among other factors, the LLC’s Manager has concluded that no allowance for bad debt is required as of March 31, 2012.

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	March 31,	December 31,
	2012	2011

Marine - Crude oil tanker	$168,120,037	$168,120,037
Offshore oil field services equipment	54,383,809	54,383,809
Marine - Container vessels	52,691,711	52,691,711
Automotive manufacturing equipment	12,584,917	14,035,942
Coal drag line	12,834,631	12,834,631
Motor coaches	5,473,082	5,473,082
	306,088,187	307,539,212

Less: Accumulated depreciation	92,199,031	82,423,653

	$213,889,156	$225,115,559

On January 3, 2012, CUSA PRTS, LLC and its parent company, Coach Am Group Holdings Corp., commenced a voluntary Chapter 11 proceeding in U.S. Bankruptcy Court.  The Manager has reviewed CUSA’s ability to make future rental payments relating to the leased motor coaches through ongoing discussions with CUSA’s management and, based on its findings, has concluded that no allowance for bad debt is required as of March 31, 2012.

On January 4, 2012, MW Universal, Inc. and certain of its subsidiaries satisfied their obligations relating to two lease schedules. As a result, the LLC recognized a gain on the sale of certain automotive manufacturing equipment of approximately $290,000.

Depreciation expense was $10,325,482 and $8,645,049 for the three months ended March 31, 2012 and 2011, respectively.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(5)	Non-Recourse Long-Term Debt

On January 20, 2012, the LLC satisfied its non-recourse debt obligation with Wells Fargo, secured by certain motor coaches, for approximately $1,192,000.

As of March 31, 2012 and December 31, 2011, the LLC had non-recourse long-term debt obligations of $156,733,556 and $169,326,346, respectively, with maturity dates ranging from September 1, 2013 to January 31, 2015, and interest rates ranging from 3.85% to 7.96% per year, fixed after giving effect to respective interest rate swap agreements.

(6)	Revolving Line of Credit, Recourse

On May 10, 2011, the LLC entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of $10,000,000 (the “Facility”), which is secured by all of the LLC’s assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain loans and lease agreements in which the LLC has a beneficial interest.  At March 31, 2012, the LLC had $8,800,000 available under the Facility.

The Facility expires on March 31, 2013 and the LLC may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the 90-day rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year.  In addition, the LLC is obligated to pay a commitment fee based on an annual rate of 0.50% on unused commitments under the Facility. At March 31, 2012, the LLC had $1,200,000 obligations outstanding under the Facility. Subsequent to March 31, 2012, the LLC repaid $1,200,000, which reduced its outstanding loan balance to $0.

At March 31, 2012, the LLC was in compliance with all covenants under the Loan Agreement.

(7)	Transactions with Related Parties

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2012	2011
ICON Capital Corp.	Manager	Acquisition fees (1)	$957,641	$1,302,313
ICON Capital Corp.	Manager	Administrative expense reimbursements (2)	547,333	640,592
ICON Capital Corp.	Manager	Management fees (2)	1,060,440	1,141,084
Total			$2,565,414	$3,083,989

(1) Amount capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(2) Amount charged directly to operations.

At March 31, 2012 and December 31, 2011, the LLC had a net payable due to the Manager and its affiliates of $116,320 and $109,356, respectively, primarily related to administrative expense reimbursements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(8)	Derivative Financial Instruments

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

Designated Derivatives

As of March 31, 2012, the LLC had eleven floating-to-fixed interest rate swaps that are designated and qualifying as cash flow hedges with an aggregate notional amount of $131,400,790. These interest rate swaps have maturity dates ranging from November 14, 2013 to September 30, 2014.

For these derivatives, the LLC records the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statements of operations and comprehensive income (loss) as the impact of the hedged transaction. During the three months ended March 31, 2012, the LLC recorded $9,356 of hedge ineffectiveness in earnings.

During the twelve months ending March 31, 2013, the LLC estimates that approximately $2,637,606 will be reclassified from AOCI to interest expense.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(8)	Derivative Financial Instruments - continued

Non-designated Derivatives

As of March 31, 2012, the LLC had two interest rate swaps that are not designated and qualifying as cash flow hedges with an aggregate notional amount of $12,315,323 that are not speculative and are used to meet the LLC’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements.

Additionally, the LLC holds warrants that are held for purposes other than hedging. All changes in the fair value of the interest rate swaps not designated as hedges and the warrants are recorded directly in earnings.

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheets as of March 31, 2012 and December 31, 2011:

	Asset Derivatives			Liability Derivatives
		March 31,	December 31,		March 31,	December 31,
		2012	2011		2012	2011
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated
as hedging instruments:
Interest rate swaps		$-	$-	Derivative financial instruments	$4,674,455	$5,083,670

Derivatives not designated
as hedging instruments:
Interest rate swaps		$-	$-	Derivative financial instruments	$493,501	$522,992
Warrants	Other non-current assets	$3,429,000	$1,148,250		$-	$-

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(8)	Derivative Financial Instruments - continued

The tables below present the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2012:

				Location of Gain (Loss)	Gain (Loss) Recognized
	Amount of Gain (Loss)	Location of Gain (Loss)		Recognized in Income on	in Income on Derivative
	Recognized	Reclassified	Gain (Loss) Reclassified	Derivative (Ineffective Portion	(Ineffective Portion and
	in AOCI on Derivative	from AOCI into Income	from AOCI into Income	and Amounts Excluded	Amounts Excluded
Derivatives	(Effective Portion)	(Effective Portion)	(Effective Portion)	from Effectiveness Testing)	from Effectiveness Testing)

Interest rate swaps	$(422,547)	Interest expense	$(803,062)	Loss on financial instruments	$(9,356)

The tables below present the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2011:

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(8)	Derivative Financial Instruments - continued

The LLC’s derivative financial instruments not designated as hedging instruments generated a gain on financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2012 and 2011 of $2,301,844 and $89,300, respectively. The net gain recorded for the three months ended March 31, 2012 was comprised of gains of $21,094 relating to interest rate swap contracts and $2,280,750 relating to the increase in the fair value of the warrants. The net gain recorded for the three months ended March 31, 2011 was comprised of a gain of $92,040 relating to interest rate swap contracts and losses of ($2,740) relating to warrants.

Foreign Exchange Risk

The LLC is exposed to foreign exchange risk from fluctuations in Euros and pounds sterling. The LLC, at times, uses foreign currency derivatives, including currency forward agreements, to manage its exposure to fluctuations in the USD-Euro and USD-pounds sterling exchange rates. Currency forward agreements involve fixing the foreign exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements typically have been cash settled in U.S. dollars for their fair value at or close to their settlement date. The LLC had no foreign currency derivatives outstanding at March 31, 2012.

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

As of March 31, 2012 and December 31, 2011, the fair value of the derivatives in a liability position was $5,167,956 and $5,606,662, respectively. In the event that the LLC would be required to settle its obligations under the agreements as of March 31, 2012, the termination value would be $5,352,049.

(9)	Accumulated Other Comprehensive Loss

AOCI included accumulated unrealized losses on derivative financial instruments and accumulated unrealized losses on currency translation adjustments of $4,452,312 and $1,394,050, respectively, at March 31, 2012 and accumulated unrealized losses on derivative financial instruments and accumulated unrealized losses on currency translation adjustments of $4,832,827 and $1,483,240, respectively, at December 31, 2011.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(10)	Fair Value Measurements

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

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets:

Warrants	$-	$-	$3,429,000	$3,429,000

Liabilities:

Derivative Financial Instruments	$-	$5,167,956	$-	$5,167,956

The estimated fair value of the LLC’s warrants was based on the discounted value of future cash flows of the underlying company. The significant unobservable inputs used in the fair value measurement of the LLC’s warrants included the use of a discount rate of 22%.  Increases or decreases of these inputs would result in a lower or higher fair value measurement.

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Assets:

Warrants	$-	$-	$1,148,250	$1,148,250

Liabilities:

Derivative Financial Instruments	$-	$5,606,662	$-	$5,606,662

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(10)	Fair Value Measurements - continued

The LLC’s derivative contracts, including interest rate swaps and warrants, are valued using models based on readily observable or unobservable market parameters for all substantial terms of the LLC’s derivative contracts and are classified within Level 2 or Level 3. As permitted by the accounting pronouncements, the LLC uses market prices and pricing models for fair value measurements of its derivative instruments.  The fair value of the warrants was recorded in other non-current assets and the fair value of the derivative liabilities was recorded in derivative financial instruments within the consolidated balance sheets.

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

The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis for the period ended March 31, 2011:

	December 31, 2011	Level 1	Level 2	Level 3	Impairment Loss for the Three Months Ended March 31, 2011

Leased equipment at cost	$-	$-	$-	$19,393,283	$11,290,617

The LLC’s non-financial assets are valued using inputs that are generally unobservable and cannot be corroborated by market data and are classified within Level 3. As permitted by the accounting pronouncements, the LLC uses projected cash flows for fair value measurements of its non-financial assets.

Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The carrying value of the LLC’s non-recourse debt approximates its fair value due to its floating interest rates.  The estimated fair value of the LLC’s other non-current liabilities and notes receivable was based on the discounted value of future cash flows expected to be received from the loans based on terms consistent with the range of the LLC’s internal pricing strategies for transactions of this type. Principal outstanding on fixed rate notes receivable was discounted at rates ranging between 12% and 20% per year. Principal outstanding on fixed rate non-recourse debt and other non-current liabilities were discounted at a rate of 3.968% per year.

	March 31, 2012
		Fair Value
	Carrying Value	(Level 3)
Principal outstanding on fixed rate notes receivable	$49,189,406	$51,061,120

Principal outstanding on fixed rate non-recourse debt	$9,453,502	$9,503,605

Other non-current liabilities	$55,581,035	$57,023,792

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(11)	Commitments and Contingencies

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

In connection with certain investments, the LLC is required to maintain restricted cash accounts with certain banks.  Restricted cash of approximately $1,817,000 and $2,446,000 are presented within other non-current assets in the LLC’s consolidated balance sheets at March 31, 2012 and December 31, 2011.

On October 21, 2011, the Chapter 11 bankruptcy trustee for Equipment Acquisition Resources, Inc. (“EAR”) filed an adversary complaint against ICON EAR, LLC (“ICON EAR”) seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to ICON EAR.  The complaint also seeks the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code.  Additionally, the complaint seeks the imposition of a constructive trust over certain real property and the proceeds from the sale ICON EAR received as security in connection with its investment.  The Manager believes these claims are frivolous and intends to vigorously defend this action. At this time, the LLC is unable to predict the outcome of this action or loss therefrom, if any.

Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. Such equipment was subsequently sold as part of the Illinois State Court proceeding. On March 7, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against ICON EAR that granted dismissal of ICON EAR’s claims to the proceeds resulting from the sale of certain EAR equipment.  ICON EAR is appealing this decision.  At this time, the LLC is unable to predict the outcome of this action.

Item 2. Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2011:

New Investments

•
On February 3, 2012, we made a term loan in the amount of $13,593,750 to subsidiaries of Revstone Transportation, LLC. The loan bears interest at 15% per year and is for a period of sixty months. The loan is secured by all of Revstone’s assets, including a mortgage on real property. In addition, we agreed to make the CapEx Loan, which is intended not to exceed $1,000,000.  On April 2, 2012, Revstone borrowed approximately $223,000 in connection with the CapEx Loan. The outstanding CapEx Loan balance bears interest at 17% per year and is for a period of sixty months. The CapEx Loan is secured by a first priority security interest in the automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in the term loan collateral.

•
On February 29, 2012, we made a term loan in the amount of $2,000,000 to VAS Aero Services, LLC.  The loan bears interest at variable rates ranging between 12% and 14.5% per year and is for a period of thirty-one months. The loan is secured by a second priority interest on all of VAS’s assets.

Dispositions

•
On January 4, 2012, MW Universal, Inc. and certain of its subsidiaries satisfied their obligations relating to two lease schedules. As a result, we recognized a gain on the sale of certain automotive manufacturing equipment of approximately $290,000.

•	On May 2, 2012, certain affiliates of Northern Leasing Systems, Inc. satisfied their obligations in connection with promissory notes by making a payment of approximately $5,018,000.

Acquisition Fees

In connection with the new investments made since December 31, 2011, we paid total acquisition fees to our Manager of approximately $958,000.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that had a significant impact on our consolidated financial statements as of March 31, 2012.  See Note 1 to our consolidated financial statements for a discussion of recent accounting pronouncements.

Results of Operations for the Three Months Ended March 31, 2012 (the “2012 Quarter”) and 2011 (the “2011 Quarter”)

Financing Transactions

We provide financing in diverse industries. The following tables set forth the types of assets securing the financing transactions in our portfolio at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Offshore oil field services equipment	$138,550,030	66%	$143,464,624	71%
Automotive manufacturing equipment	16,669,016	8%	2,695,055	1%
Marine - Crude oil tanker	10,437,841	4%	10,485,419	6%
Cranes & transportation equipment	8,317,253	4%	8,729,806	4%
Gas compressors	7,677,699	4%	7,841,466	4%
Marine - Product tankers	7,416,468	4%	7,709,533	4%
Analog seismic system equipment	6,029,941	3%	6,542,561	3%
Point of sale equipment	4,981,179	2%	5,306,784	3%
Telecommunications equipment	3,472,371	2%	4,213,063	2%
Rail support construction equipment	2,236,531	1%	2,800,538	1%
Metal cladding & production equipment	2,714,167	1%	2,800,041	1%
Aircraft engines	2,137,764	1%	-	-
	$210,640,260	100%	$202,588,890	100%

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During the 2012 Quarter and the 2011 Quarter, one customer generated a significant portion (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2012 Quarter	2011 Quarter
Leighton Holdings Limited	Offshore oil field services equipment	55%	59%

Interest income from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in the consolidated statements of operations and comprehensive income (loss).

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

Operating Lease Transactions

We have also financed a diversified portfolio of equipment pursuant to operating leases. The equipment has been leased to customers in various industries. The following tables set forth the types of equipment subject to operating leases in our investment portfolio at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Marine - Crude oil tanker	$114,438,325	54%	$122,078,577	54%
Offshore oil field services equipment	42,308,723	20%	43,333,507	19%
Marine - Container vessels	39,123,847	17%	39,985,602	17%
Coal drag line	9,983,950	5%	10,166,296	5%
Automotive manufacturing equipment	4,729,207	2%	6,065,808	3%
Motor coaches	3,305,104	2%	3,485,769	2%
	$213,889,156	100%	$225,115,559	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During the 2012 Quarter and the 2011 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2012 Quarter	2011 Quarter
AET, Inc. Limited	Marine - Crude oil tanker	53%	40%
Swiber Holdings Limited	Offshore oil field services equipment	21%	16%
Vroon Group B.V.	Marine - Container vessels	15%	11%
Teekay Shipping	Marine - Crude oil tanker	-	10%
		89%	77%

Rental income from our operating leases is included in rental income in the consolidated statements of operations and comprehensive income (loss).

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

Revenue for the 2012 Quarter and the 2011 Quarter is summarized as follows:

	Three Months Ended March 31,
	2012	2011	Change

Finance income	$5,494,270	$5,712,181	$(217,911)
Rental income	11,327,208	15,076,446	(3,749,238)
Income from investment in joint ventures	548,300	146,531	401,769
Net gain on sale of leased assets	289,669	-	289,669

Total revenue	$17,659,447	$20,935,158	$(3,275,711)

Total revenue for the 2012 Quarter decreased $3,275,711, or 15.6%, as compared to the 2011 Quarter. The decrease in rental income was primarily due to the termination of eight operating leases, in addition to the reclassification of two leases from operating to direct financing leases during and after the 2011 Quarter.  The increase in income from investment in joint ventures was primarily due to the operating results of our investment in two new joint ventures during 2011.

Expenses for the 2012 Quarter and the 2011 Quarter are summarized as follows:

	Three Months Ended March 31,
	2012	2011	Change

Management fees - Manager	$1,060,440	$1,141,084	$(80,644)
Administrative expense reimbursements - Manager	547,333	640,592	(93,259)
General and administrative	858,071	718,672	139,399
Interest	3,316,660	4,000,179	(683,519)
Depreciation	10,325,482	8,645,049	1,680,433
Reversal of credit loss reserve	(345,000)	-	(345,000)
Impairment loss	-	11,290,617	(11,290,617)
Gain on derivative financial instruments	(2,292,488)	(77,222)	(2,215,266)

Total expenses	$13,470,498	$26,358,971	$(12,888,473)

Total expenses for the 2012 Quarter decreased $12,888,473, or 48.9%, as compared to the 2011 Quarter. The decrease in total expenses is primarily due to an impairment loss recorded by ICON Mayon, LLC (“ICON Mayon”) during the 2011 Quarter and an increase in the valuation of our warrants during the 2012 Quarter, partially offset by an increase in depreciation due to the reduction in residual values for certain vessels during 2011.

Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests increased $4,673,835, from a net loss of $4,141,757 in the 2011 Quarter to net income of $532,078 in the 2012 Quarter. The increase was primarily due to our not incurring operating losses or other losses during the 2012 Quarter of the magnitude of  the operating loss recorded by ICON Mayon during the 2011 Quarter, as well as the termination of three consolidated joint ventures effective January 1, 2011.

Net Income Attributable to Fund Twelve

As a result of the foregoing factors, net income (loss) attributable to us for the 2012 Quarter and the 2011 Quarter was $3,656,871 and ($1,282,056), respectively. Net income (loss) attributable to us per weighted average additional Share outstanding for the 2012 Quarter and the 2011 Quarter was $10.38 and ($3.64), respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2012 compared to December 31, 2011.

Total Assets

Total assets decreased $16,207,308, from $482,661,127 at December 31, 2011 to $466,453,819 at March 31, 2012. The decrease was primarily due to (i) the depreciation of leased equipment at cost and (ii) cash distributions to our members and noncontrolling interests during the 2012 Quarter.

Current Assets

Current assets decreased $12,869,512, from $56,927,106 at December 31, 2011 to $44,057,594 at March 31, 2012.  The decrease was primarily due to (i) cash used for investments in two notes receivable and (ii) cash distributions to our members and noncontrolling interests during the 2012 Quarter.

Total Liabilities

Total liabilities decreased $11,383,988, from $237,058,015 at December 31, 2011 to $225,674,027 at March 31, 2012. The decrease was primarily due to scheduled repayments of our non-recourse long-term debt during the 2012 Quarter.

Current Liabilities

Current liabilities decreased $357,255, from $61,304,062 at December 31, 2011 to $60,946,807 at March 31, 2012.  The decrease was primarily due to (i) scheduled repayments of our non-recourse long-term debt and (ii) a decrease in accrued expenses and other current liabilities, partially offset by the proceeds received from the Facility during the 2012 Quarter.

Equity

Equity decreased $4,823,320, from $245,603,112 at December 31, 2011 to $240,779,792 at March 31, 2012. The decrease was primarily due to distributions to our members and noncontrolling interests, partially offset by net income during the 2012 Quarter.

Liquidity and Capital Resources

Summary

At March 31, 2012 and December 31, 2011, we had cash and cash equivalents of $12,633,244 and $26,317,435, respectively. During our offering period, our main source of cash was from financing activities and our main use of cash was in investing activities. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we enter into new investments, meet our debt obligations, pay distributions to our members and to the extent that expenses exceed cash flows from operations and the proceeds from sale of our investments.

We currently have adequate cash balances and generate a sufficient amount of cash flow from operations to meet our short-term working capital requirements.  We expect to generate sufficient cash flows from operations to sustain our working capital requirements in the foreseeable future. In the event that our working capital is not adequate to fund our short-term liquidity needs, we could borrow up to $10,000,000 under our Facility.  For additional information, see Note 6 to our consolidated financial statements.

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

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of March 31, 2012, the cash reserve was $1,738,435.

Cash Flows

Operating Activities

Cash provided by operating activities decreased $89,291, from $12,141,926 in the 2011 Quarter, to $12,052,635 in the 2012 Quarter.  The decrease was primarily due to the decrease in the collection of rentals from operating leases and finance leases as a result of the year-over-year decrease in leased equipment at cost and net investment in finance leases.

Investing Activities

Cash used in investing activities increased $3,227,713, from $8,843,459 in the 2011 Quarter, to $12,071,172 in the 2012 Quarter. The increase was due to our investments in two new notes receivable during the 2012 Quarter, partially offset by our investment in a noncontrolling interest during the 2011 Quarter.

Financing Activities

Cash used in financing activities increased $438,691, from $13,236,725 in the 2011 Quarter, to $13,675,416 in the 2012 Quarter.  The increase was primarily due to the increase in repayments of non-recourse long-term debt, partially offset by (i) an increase in the proceeds received from the Facility and (ii) a decrease in distributions to noncontrolling interests.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at March 31, 2012 of $156,733,556. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender.  If the lessee were to default on the underlying lease resulting in our defaulting on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.

Distributions

We, at our Manager’s discretion, pay monthly distributions to each of our additional members and noncontrolling interests starting with the first month after each such member’s admission and the commencement of our joint venture operations, respectively, and we expect to continue to pay such distributions until the end of our operating period. We paid distributions of $84,959, $8,410,900 and $987,777 to our Manager, additional members and noncontrolling interests, respectively, during the 2012 Quarter.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2012, we had non-recourse debt obligations. The lender has a security interest in the majority of the equipment collateralizing each non-recourse long-term debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee.  In other cases, we receive the rental payments and pay the lender. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At March 31, 2012, our outstanding non-recourse long-term indebtedness was $156,733,556.  The Facility had $1,200,000 outstanding at March 31, 2012. Subsequent to March 31, 2012, we repaid $1,200,000, which reduced our outstanding loan balance to $0.

In connection with certain investments, we are required to maintain restricted cash accounts with certain banks.  The aforementioned cash amounts are presented within other non-current assets in our consolidated balance sheets at March 31, 2012 and December 31, 2011.

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

Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. Such equipment was subsequently sold as part of the Illinois State Court proceeding. On March 7, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against ICON EAR that granted dismissal of ICON EAR’s claims to the proceeds resulting from the sale of certain EAR equipment.  ICON EAR is appealing this decision.  At this time, we are unable to predict the outcome of this action.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2012, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Accounting and Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Manager consented to our repurchase of 20 Shares during the 2012 Quarter. The repurchase amounts are calculated according to a specified repurchase formula pursuant to our LLC Agreement.  Repurchased Shares have no voting rights and do not share in distributions with other members. Our LLC Agreement limits the number of Shares that can be repurchased in any one year and repurchased Shares may not be reissued. The following table details our Share repurchases for the three months ended March 31, 2012:

	Total Number of	Average Price Paid
Period	Shares Repurchased	Per Share
January 1, 2012 through January 31, 2012	20	$760.05
February 1, 2012 through February 29, 2012	-	$-
March 1, 2012 through March 31, 2012	-	$-
Total	20

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

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

10.2
Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated as of December 26, 2006 (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated June 20, 2007).

10.3
Loan Modification Agreement, by and between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC, dated as of June 20, 2007 (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated June 20, 2007).

10.4
Third Loan Modification Agreement, by and between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC, dated as of May 1, 2008 (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed May 15, 2008).

10.5
Fourth Loan Modification Agreement, by and between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC, ICON Leasing Fund Twelve, LLC and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., dated as of August 12, 2009  (Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed August 14, 2009).

10.6
Termination of Commercial Loan Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC, ICON Leasing Fund Twelve, LLC, and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., dated as of May 10, 2011 (Incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed May 16, 2011).

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

May 14, 2012

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Managing Director (Principal Accounting and Financial Officer)

28