Form 10-Q
period 2012-06-30
ICON LEASING FUND TWELVE, LLC
filed 2012-08-14
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2012

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-53189

ICON Leasing Fund Twelve, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5651009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer [  ]     Accelerated filer [  ]     Non-accelerated filer [X]  (Do not check if a smaller reporting company)    Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on August 13, 2012 is 348,487.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	June 30,
	2012	December 31,
	(unaudited)	2011

Current assets:
Cash and cash equivalents	$20,295,203	$26,317,435
Current portion of net investment in notes receivable	6,890,050	10,101,702
Current portion of net investment in finance leases	17,082,986	17,422,138
Other current assets	2,179,915	3,085,831

Total current assets	46,448,154	56,927,106

Non-current assets:
Net investment in notes receivable, less current portion	28,847,657	26,563,447
Net investment in finance leases, less current portion	138,946,691	148,501,603
Leased equipment at cost (less accumulated depreciation of
$102,525,164 and $82,423,653, respectively)	203,563,023	225,115,559
Investments in joint ventures	14,029,148	14,282,121
Other non-current assets	13,319,038	11,271,291

Total non-current assets	398,705,557	425,734,021

Total Assets	$445,153,711	$482,661,127

Liabilities and Equity

Current liabilities:
Current portion of non-recourse long-term debt	$46,998,507	$48,748,203
Derivative financial instruments	4,488,656	5,606,662
Deferred revenue	4,848,488	4,149,418
Due to Manager and affiliates, net	58,273	109,356
Accrued expenses and other current liabilities	1,811,275	2,690,423

Total current liabilities	58,205,199	61,304,062

Non-current liabilities:
Non-recourse long-term debt, less current portion	98,680,068	120,578,143
Other non-current liabilities	55,975,286	55,175,810

Total non-current liabilities	154,655,354	175,753,953

Total Liabilities	212,860,553	237,058,015

Commitments and contingencies (Note 12)

Equity:
Members' Equity:
Additional Members	212,558,840	225,720,481
Manager	(965,376)	(833,141)
Accumulated other comprehensive loss	(5,379,900)	(6,316,067)

Total Members' Equity	206,213,564	218,571,273

Noncontrolling Interests	26,079,594	27,031,839

Total Equity	232,293,158	245,603,112

Total Liabilities and Equity	$445,153,711	$482,661,127

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue and other income:
Finance income	$4,885,569	$5,132,866	$10,379,839	$10,845,047
Rental income	11,337,113	14,301,013	22,664,321	29,377,459
Income (loss) from investments in joint ventures	23,767	(678,503)	572,067	(531,972)
Net gain on sale of leased assets	-	-	289,669	-
Litigation settlement	418,900	-	418,900	-

Total revenue and other income	16,665,349	18,755,376	34,324,796	39,690,534

Expenses:
Management fees - Manager	1,232,653	1,137,345	2,293,093	2,278,429
Administrative expense reimbursements - Manager	927,307	1,053,294	1,474,640	1,693,886
General and administrative	829,381	287,814	1,687,452	1,006,486
Interest	3,139,124	3,851,070	6,455,784	7,851,249
Depreciation	10,325,480	7,619,149	20,650,962	16,264,198
Reversal of credit loss reserve	-	-	(345,000)	-
Impairment loss	-	10,611,841	-	21,902,458
(Gain) loss on derivative financial instruments	(427,590)	124,926	(2,720,078)	47,704

Total expenses	16,026,355	24,685,439	29,496,853	51,044,410

Net income (loss)	638,994	(5,930,063)	4,827,943	(11,353,876)

Less: Net income (loss) attributable to noncontrolling interests	528,486	(3,985,836)	1,060,564	(8,127,593)

Net income (loss) attributable to Fund Twelve	$110,508	$(1,944,227)	$3,767,379	$(3,226,283)

Net income (loss) attributable to Fund Twelve allocable to:
Additional Members	$109,403	$(1,924,785)	$3,729,705	$(3,194,020)
Manager	1,105	(19,442)	37,674	(32,263)

	$110,508	$(1,944,227)	$3,767,379	$(3,226,283)

Comprehensive income (loss):
Net income (loss)	$638,994	$(5,930,063)	$4,827,943	$(11,353,876)
Change in valuation of derivative financial instruments	640,190	(532,376)	1,037,568	703,882
Currency translation adjustment	(143,859)	96,347	(54,669)	399,751

Total comprehensive income (loss):	1,135,325	(6,366,092)	5,810,842	(10,250,243)

Less: Comprehensive income (loss) attributable to noncontrolling interests	558,355	(3,971,502)	1,107,296	(8,022,812)

Comprehensive income (loss) attributable to Fund Twelve	$576,970	$(2,394,590)	$4,703,546	$(2,227,431)

Weighted average number of additional shares of
limited liability company interests outstanding	348,598	348,650	348,617	348,650

Net income (loss) attributable to Fund Twelve per weighted
average additional share of limited liability company
interests outstanding	$0.31	$(5.52)	$10.70	$(9.16)

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional Shares of Limited Liability Company Interests	Additional Members	Manager	Accumulated Other Comprehensive Loss	Total Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	348,650	$225,720,481	$(833,141)	$(6,316,067)	$218,571,273	$27,031,839	$245,603,112

Net income	-	3,620,302	36,569	-	3,656,871	532,078	4,188,949
Change in valuation of
derivative financial instruments	-	-	-	380,515	380,515	16,863	397,378
Currency translation adjustments	-	-	-	89,190	89,190	-	89,190
Cash distributions	-	(8,410,900)	(84,959)	-	(8,495,859)	(987,777)	(9,483,636)
Shares of limited liability company interests
repurchased	(20)	(15,201)	-	-	(15,201)	-	(15,201)

Balance, March 31, 2012 (unaudited)	348,630	220,914,682	(881,531)	(5,846,362)	214,186,789	26,593,003	240,779,792

Net income	-	109,403	1,105	-	110,508	528,486	638,994
Change in valuation of
derivative financial instruments	-	-	-	610,321	610,321	29,869	640,190
Currency translation adjustments	-	-	-	(143,859)	(143,859)	-	(143,859)
Cash distributions	-	(8,410,110)	(84,950)	-	(8,495,060)	(1,071,764)	(9,566,824)
Shares of limited liability company interests
repurchased	(79)	(55,135)	-	-	(55,135)	-	(55,135)

Balance, June 30, 2012 (unaudited)	348,551	$212,558,840	$(965,376)	$(5,379,900)	$206,213,564	$26,079,594	$232,293,158

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$4,827,943	$(11,353,876)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Finance income	(6,690,121)	(7,580,545)
Rental income paid directly to lenders by lessees	(15,045,156)	(17,485,218)
(Income) loss from investments in joint ventures	(572,067)	531,972
Depreciation	20,650,962	16,264,198
Interest expense on non-recourse financing paid directly
to lenders by lessees	1,696,078	2,444,597
Interest expense from amortization of debt financing costs	476,486	567,681
Accretion of seller's credit and other	1,193,299	1,191,446
Impairment loss	-	21,902,458
Reversal of credit loss reserve	(345,000)	-
Net gain on sale of leased assets	(289,669)	-
(Gain) loss on financial instruments	(2,720,078)	47,704
Changes in operating assets and liabilities:
Collection of finance leases	16,034,206	18,740,353
Prepaid acquisition fees	-	(1,282,875)
Other assets	981,882	(1,051,229)
Accrued expenses and other current liabilities	(1,203,040)	19,417
Deferred revenue	476,668	180,370
Due to/from Manager and affiliates	(51,083)	27,919
Distributions from joint ventures	583,965	293,435

Net cash provided by operating activities	20,005,275	23,457,807

Cash flows from investing activities:
Purchase of equipment	-	(2,012,552)
Proceeds from sale of equipment	1,463,425	3,917,021
Investments in joint ventures	(137,500)	(12,218,393)
Distributions received from joint ventures in excess of profits	378,575	5,901,162
Investment in notes receivable	(16,356,054)	-
Principal repayment on notes receivable	16,900,498	4,858,897

Net cash provided by investing activities	2,248,944	446,135

Cash flows from financing activities:
Proceeds from revolving line of credit, recourse	1,200,000	-
Repayment of revolving line of credit, recourse	(1,200,000)	-
Repayment of non-recourse long-term debt	(9,165,119)	(8,623,021)
Repurchase of limited liability company interests	(70,336)	-
Distributions to noncontrolling interests	(2,059,541)	(2,769,933)
Cash distributions to members	(16,990,919)	(16,992,270)

Net cash used in financing activities	(28,285,915)	(28,385,224)

Effects of exchange rates on cash and cash equivalents	9,464	2,543

Net decrease in cash and cash equivalents	(6,022,232)	(4,478,739)

Cash and cash equivalents, beginning of period	26,317,435	29,219,287

Cash and cash equivalents, end of period	$20,295,203	$24,740,548

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2012	2011

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$3,202,932	$1,996,847

Supplemental disclosure of non-cash investing and financing activities:

Principal and interest on non-recourse long-term debt
paid directly to lenders by lessees	$16,258,562	$17,485,218

Exchange of equity interest in three consolidated joint ventures for the
proportionate share of certain notes receivable	$-	$17,068,983

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(1)     Basis of Presentation and Consolidation

The accompanying consolidated financial statements of ICON Leasing Fund Twelve, LLC (the “LLC”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of the manager of the LLC, ICON Capital Corp., a Delaware corporation (the “Manager”), all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2011. The results for the interim period are not necessarily indicative of the results for the full year.

Certain reclassifications have been made to the accompanying consolidated financial statements in prior periods to conform to the current presentation.

Credit Quality of Notes Receivable and Direct Finance Leases and Allowance for Credit Losses

The Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers. A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As the LLC’s notes receivable and direct finance leases (each, a “Note” and, collectively, the “Notes”) are limited in number, the LLC is able to estimate the allowance for credit losses based on a detailed analysis of each Note as opposed to using portfolio based metrics and allowance for credit losses. Notes are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a Note becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Manager analyzes whether a reserve should be established or whether the Note should be restructured. Material events would be specifically disclosed in the discussion of each Note held.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends its guidance related to fair value measurements in order to align the definition of fair value measurements and the related disclosure requirements between U.S. GAAP and International Financial Reporting Standards. The new guidance also changes certain existing fair value measurement principles and disclosure requirements. The adoption of ASU 2011-04 became effective for the LLC on January 1, 2012. The adoption of these additional disclosures did not have a material impact on the LLC’s consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(1)        Basis of Presentation and Consolidation - continued

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation in one continuous statement of comprehensive income or two separate, but consecutive statements. The adoption of ASU 2011-05 became effective for the LLC on January 1, 2012. The adoption of this guidance did not have a material impact on the LLC’s consolidated financial statements, as it only required a change in the format of presentation.

(2)        Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

	June 30,	December 31,
	2012	2011

Principal outstanding	$34,425,549	$35,877,028
Initial direct costs	1,912,224	1,896,458
Deferred fees	(600,066)	(434,337)
Credit loss reserve	-	(674,000)

Net investment in notes receivable	35,737,707	36,665,149

Less: Current portion of net
investment in notes receivable	6,890,050	10,101,702

Net investment in notes receivable,
less current portion	$28,847,657	$26,563,447

On February 3, 2012, the LLC made a term loan in the amount of $13,593,750 to subsidiaries of Revstone Transportation, LLC (“Revstone”). The loan bears interest at 15% per year and is for a period of 60 months. The loan is secured by assets of Revstone, including a mortgage on real property. In addition, the LLC agreed to make a secured capital expenditure loan (the “CapEx Loan”). On April 2, 2012 and July 30, 2012, Revstone borrowed approximately $223,000 and $321,000, respectively, in connection with the CapEx Loan. The outstanding CapEx Loan balance bears interest at 17% per year and matures on March 1, 2017. The CapEx Loan is secured by a first priority security interest in the automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in the term loan collateral.

On February 29, 2012, the LLC made a term loan in the amount of $2,000,000 to VAS Aero Services, LLC. The loan bears interest at variable rates ranging between 12% and 14.5% per year and is for a period of 31 months. The loan is secured by a second priority security interest in all of VAS’s assets.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(2)        Net Investment in Notes Receivable - continued

On May 2, 2012, certain affiliates of Northern Leasing Systems, Inc. satisfied their obligations in connection with certain promissory notes by making a prepayment of approximately $5,018,000. As a result, the LLC recognized a loss on the prepayment of approximately $97,000, which is included in finance income on the consolidated statements of operations and comprehensive income (loss).

On May 22, 2012, Northern Crane Services, Inc. satisfied its obligations in connection with a term loan by making a prepayment of approximately $7,955,000.  As a result, the LLC recognized a loss on the prepayment of approximately $143,000, which is included in finance income on the consolidated statements of operations and comprehensive income (loss).

(3)        Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	June 30,	December 31,
	2012	2011

Minimum rents receivable	$188,516,340	$205,829,027
Estimated residual values	18,054,383	18,054,383
Initial direct costs	4,075,000	4,632,591
Unearned income	(54,616,046)	(62,592,260)

Net investment in finance leases	156,029,677	165,923,741

Less: Current portion of net
investment in finance leases	17,082,986	17,422,138

Net investment in finance leases,
less current portion	$138,946,691	$148,501,603

On April 25, 2012, Sealynx Automotive Transieres SAS filed for Redressement Judiciaire, a proceeding under French law similar to Chapter 11 reorganization under the U.S. Bankruptcy Code. It is not possible at this time to determine the LLC’s ability to collect on the amounts due from Sealynx. The LLC’s Manager has estimated that the value of the underlying collateral exceeds the net book value of the receivable. Considering this, among other factors, the LLC’s Manager has concluded that no allowance for bad debt is required as of June 30, 2012.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(4)        Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	June 30,	December 31,
	2012	2011
Marine - Crude oil tanker	$168,120,037	$168,120,037
Offshore oil field services equipment	54,383,809	54,383,809
Marine - Container vessels	52,691,711	52,691,711
Coal drag line	12,834,631	12,834,631
Automotive manufacturing equipment	12,584,917	14,035,942
Motor coaches	5,473,082	5,473,082
	306,088,187	307,539,212

Less: Accumulated depreciation	102,525,164	82,423,653

	$203,563,023	$225,115,559

On January 3, 2012, CUSA PRTS, LLC and its parent company, Coach Am Group Holdings Corp., commenced a voluntary Chapter 11 proceeding in U.S. Bankruptcy Court. Subsequently, on July 20, 2012, the LLC sold all of its motor coaches to CUSA for approximately $3,607,000.

On January 4, 2012, MW Universal, Inc. and certain of its subsidiaries satisfied their obligations relating to two lease schedules. As a result, the LLC recognized a gain on the sale of certain automotive manufacturing equipment of approximately $290,000.

On July 9, 2012, Patriot Coal Corporation and substantially all of its wholly owned subsidiaries, including Magnum Coal Company, LLC, commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court in the Southern District of New York. The Manager has reviewed Magnum’s ability to make future rental payments relating to the leased coal drag line through ongoing discussions with Magnum’s management and, based on its findings, has concluded that no impairment is required as of June 30, 2012.

Depreciation expense was $10,325,480 and $7,619,149 for the three months ended June 30, 2012 and 2011, respectively. Depreciation expense was $20,650,962 and $16,264,198 for the six months ended June 30, 2012 and 2011, respectively.

(5)        Non-Recourse Long-Term Debt

On January 20, 2012, the LLC satisfied its non-recourse debt obligation with Wells Fargo, secured by certain motor coaches, for approximately $1,192,000.

As of June 30, 2012 and December 31, 2011, the LLC had non-recourse long-term debt obligations of $145,678,575 and $169,326,346, respectively, with maturity dates ranging from September 1, 2013 to January 31, 2015, and interest rates ranging from 3.85% to 7.96% per year, fixed after giving effect to the LLC’s interest rate swap agreements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(6)        Investments in Joint Ventures

ICON AET Holdings, LLC

On March 29, 2011, the LLC and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., an entity also managed by the Manager, entered into a joint venture, ICON AET Holdings, LLC, owned 25% by the LLC and 75% by Fund Fourteen, for the purpose of acquiring two Aframax tankers and two very large crude carriers.

The results of operations of the joint venture are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$6,418,430	$6,496,609	$12,836,860	$6,701,473
Net loss	$(1,065,344)	$(3,529,407)	$(12,655)	$(3,463,874)
LLC's share of net loss	$(271,742)	$(882,352)	$(13,976)	$(865,969)

(7)        Revolving Line of Credit, Recourse

On May 10, 2011, the LLC entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of $10,000,000 (the “Facility”), which is secured by all of the LLC’s assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain loans and lease agreements in which the LLC has a beneficial interest.  At June 30, 2012, the LLC had $9,477,765 available under the Facility pursuant to the borrowing base.

The Facility expires on March 31, 2013 and the LLC may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the 90-day rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that all interest rates on advances under the Facility are subject to an interest rate floor of 4.0% per year.  In addition, the LLC is obligated to pay a commitment fee based on an annual rate of 0.50% on unused commitments under the Facility. At June 30, 2012, there were no obligations outstanding under the Facility.

At June 30, 2012, the LLC was in compliance with all covenants related to the Facility.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(8)        Transactions with Related Parties

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2012	2011	2012	2011
ICON Capital Corp.	Manager	Acquisition fees (1)	$6,694	$1,282,875	$964,335	$2,585,188
ICON Capital Corp.	Manager	Administrative expense
		reimbursements (2)	927,307	1,053,294	1,474,640	1,693,886
ICON Capital Corp.	Manager	Management fees (2)	1,232,653	1,137,345	2,293,093	2,278,429
Total			$2,166,654	$3,473,514	$4,732,068	$6,557,503

(1) Amount capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(2) Amount charged directly to operations.

At June 30, 2012 and December 31, 2011, the LLC had a net payable due to the Manager and its affiliates of $58,273 and $109,356, respectively, primarily related to administrative expense reimbursements.

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

The LLC recognizes all derivatives as either assets or liabilities on the consolidated balance sheets and measures those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in accumulated other comprehensive income (loss) (“AOCI”), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(9)        Derivative Financial Instruments - continued

Interest Rate Risk

The LLC’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its variable non-recourse debt. The LLC’s strategy to accomplish these objectives is to match the projected future cash flows with the underlying debt service. Interest rate swaps designated as cash flow hedges involve the receipt of floating rate interest payments from a counterparty in exchange for the LLC making fixed rate interest payments over the life of the agreements without exchange of the underlying notional amount.

Designated Derivatives

As of June 30, 2012, the LLC had eleven floating-to-fixed interest rate swaps that are designated and qualifying as cash flow hedges with an aggregate notional amount of $121,519,919. These interest rate swaps have maturity dates ranging from November 14, 2013 to September 30, 2014.

For these derivatives, the LLC records the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statements of operations and comprehensive income (loss) as the impact of the hedged transaction. During the three and six months ended June 30, 2012, the LLC recorded $8,742 and $18,098 of hedge ineffectiveness in earnings, respectively. During the three and six months ended June 30, 2011, the LLC recorded $11,172 and $23,250 of hedge ineffectiveness in earnings, respectively.

During the twelve months ending June 30, 2013, the LLC estimates that approximately $2,404,000 will be reclassified from AOCI to interest expense.

Non-designated Derivatives

As of June 30, 2012, the LLC had two interest rate swaps that are not designated and qualifying as cash flow hedges with an aggregate notional amount of $11,653,226. These interest rate swaps are not speculative and are used to meet the LLC’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements.

Additionally, the LLC holds warrants that are held for purposes other than hedging. All changes in the fair value of the interest rate swaps not designated as hedges and the warrants are recorded directly in earnings.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(9)        Derivative Financial Instruments - continued

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheets as of June 30, 2012 and December 31, 2011:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2012 Fair Value	December 31, 2011 Fair Value	Balance Sheet Location	June 30, 2012 Fair Value	December 31, 2011 Fair Value
Derivatives designated
as hedging instruments:
Interest rate swaps		$-	$-	Derivative financial instruments	$4,032,301	$5,083,670

Derivatives not designated
as hedging instruments:
Interest rate swaps		$-	$-	Derivative financial instruments	$456,355	$522,992
Warrants	Other non-current assets	$3,830,250	$1,148,250		$-	$-

The tables below present the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011:

Three Months Ended June 30, 2012
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

(Gain) loss on derivative
Interest rate swaps	$(155,796)	Interest expense	$(766,117)	financial instruments	$(8,742)

Six Months Ended June 30, 2012

				Location of Gain (Loss)	Gain (Loss) Recognized
	Amount of Gain (Loss)	Location of Gain (Loss)		Recognized in Income on	in Income on Derivative
	Recognized	Reclassified	Gain (Loss) Reclassified	Derivative (Ineffective Portion	(Ineffective Portion and
	in AOCI on Derivative	from AOCI into Income	from AOCI into Income	and Amounts Excluded	Amounts Excluded
Derivatives	(Effective Portion)	(Effective Portion)	(Effective Portion)	from Effectiveness Testing)	from Effectiveness Testing)

(Gain) loss on derivative
Interest rate swaps	$(578,343)	Interest expense	$(1,569,179)	financial instruments	$(18,098)

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(9)        Derivative Financial Instruments - continued

Three Months Ended June 30, 2011
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

(Gain) loss on derivative
Interest rate swaps	$(1,630,113)	Interest expense	$(1,083,403)	financial instruments	$(11,172)

Six Months Ended June 30, 2011

				Location of Gain (Loss)	Gain (Loss) Recognized
	Amount of Gain (Loss)	Location of Gain (Loss)		Recognized in Income on	in Income on Derivative
	Recognized	Reclassified	Gain (Loss) Reclassified	Derivative (Ineffective Portion	(Ineffective Portion and
	in AOCI on Derivative	from AOCI into Income	from AOCI into Income	and Amounts Excluded	Amounts Excluded
Derivatives	(Effective Portion)	(Effective Portion)	(Effective Portion)	from Effectiveness Testing)	from Effectiveness Testing)

(Gain) loss on derivative
Interest rate swaps	$(1,618,632)	Interest expense	$(2,217,733)	financial instruments	$(23,250)

The LLC’s derivative financial instruments not designated as hedging instruments generated a gain on derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2012 of $436,332 and $2,738,176, respectively. The LLC’s derivative financial instruments not designated as hedging instruments generated a loss on derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2011 of ($113,754) and ($24,454), respectively. The net gain recorded for the three months ended June 30, 2012 was comprised of gains of $35,082 relating to interest rate swap contracts and $401,250 relating to the increase in the fair value of the warrants. The net gain recorded for the six months ended June 30, 2012 was comprised of gains of $56,176 relating to interest rate swap contracts and $2,682,000 relating to the increase in the fair value of the warrants. The net loss recorded for the three months ended June 30, 2011 was comprised of losses of ($110,088) relating to interest rate swap contracts and ($3,666) relating to warrants. The net loss recorded for the six months ended June 30, 2011 was comprised of losses of ($18,048) relating to interest rate swap contracts and ($6,406) relating to warrants.

Foreign Exchange Risk

The LLC is exposed to foreign exchange risk from fluctuations in Euros and pounds sterling. The LLC, at times, uses foreign currency derivatives, including currency forward agreements, to manage its exposure to fluctuations in the USD-Euro and USD-pounds sterling exchange rates. Currency forward agreements involve fixing the foreign exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements typically have been cash settled in U.S. dollars for their fair value at or close to their settlement date. The LLC had no foreign currency derivatives outstanding at June 30, 2012 and December 31, 2011.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(9)        Derivative Financial Instruments - continued

Derivative Risks

The LLC manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that the LLC has with any individual bank and through the use of minimum credit quality standards for all counterparties. The LLC does not require collateral or other security in relation to derivative financial instruments. Since it is the LLC’s policy to enter into derivative contracts only with banks of internationally acknowledged standing, the LLC considers the counterparty risk to be remote.

As of June 30, 2012 and December 31, 2011, the fair value of the derivatives in a liability position was $4,488,656 and $5,606,662, respectively. In the event that the LLC would be required to settle its obligations under the agreements as of June 30, 2012 and December 31, 2011, the termination value would be $4,637,488 and $5,826,294, respectively.

(10)	Accumulated Other Comprehensive Loss

AOCI included accumulated unrealized losses on derivative financial instruments and accumulated unrealized losses on currency translation adjustments of $3,841,991 and $1,537,909, respectively, at June 30, 2012 and accumulated unrealized losses on derivative financial instruments and accumulated unrealized losses on currency translation adjustments of $4,832,827 and $1,483,240, respectively, at December 31, 2011.

(11)       Fair Value Measurements

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(11)      Fair Value Measurements - continued

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

	Level 1	Level 2	Level 3	Total
Assets:

Warrants	$-	$-	$3,830,250	$3,830,250

Liabilities:

Derivative financial instruments	$-	$4,488,656	$-	$4,488,656

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

The LLC’s derivative contracts, including interest rate swaps and warrants, are valued using models based on readily observable or unobservable market parameters for all substantial terms of the LLC’s derivative contracts and are classified within Level 2 or Level 3. As permitted by the accounting pronouncements, the LLC uses market prices and pricing models for fair value measurements of its derivative financial instruments.  The fair value of the warrants was recorded in other non-current assets and the fair value of the interest rate swaps was recorded in derivative financial instruments within the consolidated balance sheets.

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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(11)      Fair Value Measurements - continued

The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis, of which the fair value information presented is not current but rather as of the date the impairment was taken, and the carrying value of the asset at December 31, 2011:

	Carrying Value at December 31, 2011	Level 1	Level 2	Level 3	Impairment Loss for the Six Months Ended June 30, 2011

Leased equipment at cost	$-	$-	$-	$8,260,208	$21,858,386
Other current assets	$290,366	$-	$-	$1,561,417	$44,072

The LLC’s non-financial assets are valued using inputs that are generally unobservable and cannot be corroborated by market data and are classified within Level 3. As permitted by the accounting pronouncements, the LLC uses projected cash flows for fair value measurements of its non-financial assets.

Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The carrying value of the LLC’s non-recourse debt approximates its fair value due to its floating interest rates.  The estimated fair value of the LLC’s fixed rate notes receivable, fixed rate non-recourse debt, and other non-current liabilities was based on the discounted value of future cash flows related to the loans based on terms consistent with the range of the LLC’s internal pricing strategies for transactions of this type. Principal outstanding on fixed rate notes receivable was discounted at rates ranging between 12% and 20% per year. Principal outstanding on fixed rate non-recourse debt and other non-current liabilities was discounted at a rate of 3.96% per year.

	June 30, 2012
		Fair Value
	Carrying Value	(Level 3)
Principal outstanding on fixed rate notes receivable	$34,425,549	$34,738,462

Principal outstanding on fixed rate non-recourse debt	$8,941,489	$8,957,659

Other non-current liabilities	$55,975,286	$57,392,591

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(12)	Commitments and Contingencies

At the time the LLC acquires or divests of its interest in an equipment lease or other financing transaction, the LLC may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  The Manager believes that any liability of the LLC that may arise as a result of any such indemnification obligations will not have a material adverse effect on the consolidated financial condition or results of operations of the LLC taken as a whole.

In connection with certain investments, the LLC is required to maintain restricted cash accounts with certain banks.  Restricted cash of approximately $1,859,000 and $2,446,000 are presented within other non-current assets in the LLC’s consolidated balance sheets at June 30, 2012 and December 31, 2011, respectively.

On June 20, 2011, ICON EAR, LLC filed a complaint in the Court of Common Pleas, Hamilton County, Ohio, against the auditors of Equipment Acquisition Resources, Inc. (“EAR”) alleging malpractice and negligent misrepresentation.  On May 3, 2012, the case was settled in ICON EAR's favor for $590,000, of which the LLC’s portion was approximately $230,000.

On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to ICON EAR.  The complaint also sought the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code.  Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that ICON EAR received as security in connection with its investment. The Manager filed an answer to the complaint which included certain affirmative defenses. The Manager believes these claims are frivolous and intends to vigorously defend this action.  At this time, the LLC is unable to predict the outcome of this action or loss therefrom, if any.

Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 7, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against ICON EAR that granted dismissal of ICON EAR’s claims to the proceeds resulting from the sale of certain EAR equipment. ICON EAR is appealing this decision. At this time, the LLC is unable to predict the outcome of this action.

(13)	Subsequent Event

On July 23, 2012, the LLC made a term loan in the amount of $500,000 to Frontier Oilfield Services, Inc. and certain of its affiliates (collectively, “Frontier”). The loan bears interest at 14% per year and is for a period of 66 months. The loan is secured by, among other things, a first lien on certain saltwater disposal wells and related equipment and a second lien on Frontier's other assets.

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

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events. They are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

Our offering period ended on April 30, 2009 and our operating period commenced on May 1, 2009. During our offering period, we raised $347,686,947 in total equity.  We operate as an equipment leasing and finance program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve. With the proceeds from the sale of shares of our limited liability company interests (“Shares”), we invested and continue to invest in equipment subject to leases, other equipment financing, and residual ownership rights in items of leased equipment and established a cash reserve.  After the net offering proceeds were invested, additional investments were made and continue to be made with the cash generated from our initial investments to the extent that cash is not used for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called “reinvestment.” We anticipate investing in equipment from time to time for five years. This time frame is called the “operating period” and may be extended, at the sole discretion of our Manager, for up to an additional three years.  After the operating period, we will then sell our assets in the ordinary course of business during a time frame called the “liquidation period.”

Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our limited liability company agreement.

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2011:

New Investments

•
On February 3, 2012, we made a term loan in the amount of $13,593,750 to Revstone. The loan bears interest at 15% per year and is for a period of 60 months. The loan is secured by assets of Revstone, including a mortgage on real property. On April 2, 2012 and July 30, 2012, Revstone borrowed approximately $223,000 and $321,000, respectively, in connection with the CapEx Loan. The outstanding CapEx Loan balance bears interest at 17% per year and matures on March 1, 2017. The CapEx Loan is secured by a first priority security interest in the automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in the term loan collateral.

•
On February 29, 2012, we made a term loan in the amount of $2,000,000 to VAS. The loan bears interest at variable rates ranging between 12% and 14.5% per year and is for a period of 31 months. The loan is secured by a second priority security interest in all of VAS’s assets.

•
On July 23, 2012, we made a term loan in the amount of $500,000 to Frontier. The loan bears interest at 14% per year and is for a period of 66 months. The loan is secured by, among other things, a first lien on certain saltwater disposal wells and related equipment and a second lien on Frontier's other assets.

Dispositions

•
On January 4, 2012, MW Universal, Inc. and certain of its subsidiaries satisfied their obligations relating to two lease schedules. As a result, we recognized a gain on the sale of certain automotive manufacturing equipment of approximately $290,000.

•
On May 2, 2012, certain affiliates of Northern Leasing satisfied their obligations in connection with certain promissory notes by making a prepayment of approximately $5,018,000. As a result, we recognized a loss on the prepayment of approximately $97,000.

•
On May 22, 2012, Northern Crane satisfied its obligations in connection with a term loan by making a prepayment of approximately $7,955,000.  As a result, we recognized a loss on the prepayment of approximately $143,000.

•	On July 20, 2012, we sold all of our motor coaches to CUSA for approximately $3,607,000.

Acquisition Fees

In connection with the new investments made since December 31, 2011 through June 30, 2012, we paid total acquisition fees to our Manager of approximately $964,000.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that had a significant impact on our consolidated financial statements as of June 30, 2012. See Note 1 to our consolidated financial statements for a discussion of recent accounting pronouncements.

Results of Operations for the Three Months Ended June 30, 2012 (the “2012 Quarter”) and 2011 (the “2011 Quarter”)

Financing Transactions

We provide financing in diverse industries. The following tables set forth the types of assets securing the financing transactions in our portfolio at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Net	Percentage of Total Net Carrying Value	Net	Percentage of Total Net Carrying Value
	Carrying		Carrying
Asset Type	Value		Value
Offshore oil field services equipment	$135,599,957	71%	$143,464,624	71%
Automotive manufacturing equipment	16,530,494	9%	2,695,055	1%
Marine - Crude oil tanker	10,390,263	4%	10,485,419	6%
Gas compressors	7,498,255	4%	7,841,466	4%
Marine - Product tankers	7,111,611	4%	7,709,533	4%
Analog seismic system equipment	5,498,678	3%	6,542,561	3%
Telecommunications equipment	3,120,423	2%	4,213,063	2%
Metal cladding & production equipment	2,411,803	1%	2,800,041	1%
Aircraft engines	2,073,377	1%	-	-
Rail support construction equipment	1,532,523	1%	2,800,538	1%
Cranes & transportation equipment	-	-	8,729,806	4%
Point of sale equipment	-	-	5,306,784	3%
	$191,767,384	100%	$202,588,890	100%

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During the 2012 Quarter and the 2011 Quarter, one customer generated a significant portion (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2012 Quarter	2011 Quarter
Leighton Holdings Limited	Offshore oil field services equipment	61%	61%

Interest income from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in the consolidated statements of operations and comprehensive income (loss).

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of the carrying value of such assets or finance income as of a stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Operating Lease Transactions

We have also financed a diversified portfolio of equipment pursuant to operating leases. The equipment has been leased to customers in various industries. The following tables set forth the types of equipment subject to operating leases in our investment portfolio at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Net	Percentage of Total Net Carrying Value	Net	Percentage of Total Net Carrying Value
	Carrying		Carrying
Asset Type	Value		Value
Marine - Crude oil tanker	$106,798,075	52%	$122,078,577	54%
Offshore oil field services equipment	41,283,939	20%	43,333,507	19%
Marine - Container vessels	38,262,091	19%	39,985,602	17%
Coal drag line	9,801,603	5%	10,166,296	5%
Automotive manufacturing equipment	4,292,876	2%	6,065,808	3%
Motor coaches	3,124,439	2%	3,485,769	2%
	$203,563,023	100%	$225,115,559	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During the 2012 Quarter and the 2011 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2012 Quarter	2011 Quarter
AET, Inc. Limited	Marine - Crude oil tanker	53%	42%
Swiber Holdings Limited	Offshore oil field services equipment	21%	16%
Vroon Group B.V.	Marine - Container vessels	15%	12%
Teekay Shipping	Marine - Crude oil tanker	-	11%
		89%	81%

Rental income from our operating leases is included in rental income in the consolidated statements of operations and comprehensive income (loss).

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of the carrying value of such assets or rental income as of a stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Revenue and other income for the 2012 Quarter and the 2011 Quarter is summarized as follows:

	Three Months Ended June 30,
	2012	2011	Change

Finance income	$4,885,569	$5,132,866	$(247,297)
Rental income	11,337,113	14,301,013	(2,963,900)
Income (loss) from investments in joint ventures	23,767	(678,503)	702,270
Litigation settlement	418,900	-	418,900

Total revenue and other income	$16,665,349	$18,755,376	$(2,090,027)

Total revenue and other income for the 2012 Quarter decreased $2,090,027, or 11.1%, as compared to the 2011 Quarter. The decrease in rental income was primarily due to the termination of six operating leases in addition to the reclassification of two leases from operating to direct financing leases during and after the 2011 Quarter.  The increase in income (loss) from investments in joint ventures was primarily due to the operating results of our investments in two new joint ventures during 2011.

Expenses for the 2012 Quarter and the 2011 Quarter are summarized as follows:

	Three Months Ended June 30,
	2012	2011	Change

Management fees - Manager	$1,232,653	$1,137,345	$95,308
Administrative expense reimbursements - Manager	927,307	1,053,294	(125,987)
General and administrative	829,381	287,814	541,567
Interest	3,139,124	3,851,070	(711,946)
Depreciation	10,325,480	7,619,149	2,706,331
Impairment loss	-	10,611,841	(10,611,841)
(Gain) loss on derivative financial instruments	(427,590)	124,926	(552,516)

Total expenses	$16,026,355	$24,685,439	$(8,659,084)

Total expenses for the 2012 Quarter decreased $8,659,084, or 35.1%, as compared to the 2011 Quarter. The decrease in total expenses was primarily due to an impairment loss recorded by ICON Mayon, LLC during the 2011 Quarter, without any comparable expense in the 2012 Quarter, partially offset by an increase in depreciation due to the reduction in residual values for certain vessels during 2011.

Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests increased $4,514,322, from a net loss of $3,985,836 in the 2011 Quarter to net income of $528,486 in the 2012 Quarter. The increase was primarily due to no operating losses or other losses being incurred during the 2012 Quarter of the same or greater magnitude as the operating loss recorded by ICON Mayon during the 2011 Quarter.

Net Income (Loss) Attributable to Fund Twelve

As a result of the foregoing factors, net income (loss) attributable to us for the 2012 Quarter and the 2011 Quarter was $110,508 and ($1,944,227), respectively. Net income (loss) attributable to us per weighted average additional Share outstanding for the 2012 Quarter and the 2011 Quarter was $0.31 and ($5.52), respectively.

Results of Operations for the Six Months Ended June 30, 2012 (the “2012 Period”) and 2011 (the “2011 Period”)

Financing Transactions

During the 2012 Period and the 2011 Period, one customer generated a significant portion (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2012 Period	2011 Period
Leighton Holdings Limited	Offshore oil field services equipment	58%	59%

Interest income from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in the consolidated statements of operations and comprehensive income (loss).

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of finance income as of a stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Operating Lease Transactions

During the 2012 Period and the 2011 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2012 Period	2011 Period
AET, Inc. Limited	Marine - Crude oil tanker	53%	41%
Swiber Holdings Limited	Offshore oil field services equipment	21%	16%
Vroon Group B.V.	Marine - Container vessels	15%	11%
Teekay Shipping	Marine - Crude oil tanker	-	11%
		89%	79%

Rental income from our operating leases is included in rental income in the consolidated statements of operations and comprehensive income (loss).

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of rental income as of a stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Revenue and other income for the 2012 Period and the 2011 Period is summarized as follows:

	Six Months Ended June 30,
	2012	2011	Change

Finance income	$10,379,839	$10,845,047	$(465,208)
Rental income	22,664,321	29,377,459	(6,713,138)
Income (loss) from investments in joint ventures	572,067	(531,972)	1,104,039
Net gain on sale of leased assets	289,669	-	289,669
Litigation settlement	418,900	-	418,900

Total revenue and other income	$34,324,796	$39,690,534	$(5,365,738)

Total revenue and other income for the 2012 Period decreased $5,365,738, or 13.5%, as compared to the 2011 Period. The decrease in rental income was primarily due to the termination of eight operating leases in addition to the reclassification of two leases from operating to direct financing leases during and after the 2011 Period.  The increase in income (loss) from investments in joint ventures was primarily due to the operating results of our investments in two new joint ventures during 2011.

Expenses for the 2012 Period and the 2011 Period are summarized as follows:

	Six Months Ended June 30,
	2012	2011	Change

Management fees - Manager	$2,293,093	$2,278,429	$14,664
Administrative expense reimbursements - Manager	1,474,640	1,693,886	(219,246)
General and administrative	1,687,452	1,006,486	680,966
Interest	6,455,784	7,851,249	(1,395,465)
Depreciation	20,650,962	16,264,198	4,386,764
Reversal of credit loss reserve	(345,000)	-	(345,000)
Impairment loss	-	21,902,458	(21,902,458)
(Gain) loss on derivative financial instruments	(2,720,078)	47,704	(2,767,782)

Total expenses	$29,496,853	$51,044,410	$(21,547,557)

Total expenses for the 2012 Period decreased $21,547,557, or 42.2%, as compared to the 2011 Period. The decrease in total expenses was primarily due to an impairment loss recorded by ICON Mayon during the 2011 Period, without any comparable expense in the 2012 Period, and an increase in the valuation of our warrants during the 2012 Period, partially offset by an increase in depreciation due to the reduction in residual values for certain vessels during 2011.

Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests increased $9,188,157, from a net loss of $8,127,593 in the 2011 Period to net income of $1,060,564 in the 2012 Period. The increase was primarily due to no operating losses or other losses being incurred during the 2012 Period of the same or greater magnitude as the operating loss recorded by ICON Mayon during the 2011 Period.

Net Income (Loss) Attributable to Fund Twelve

As a result of the foregoing factors, net income (loss) attributable to us for the 2012 Period and the 2011 Period was $3,767,379 and ($3,226,283), respectively. Net income (loss) attributable to us per weighted average additional Share outstanding for the 2012 Period and the 2011 Period was $10.70 and ($9.16), respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2012 compared to December 31, 2011.

Total Assets

Total assets decreased $37,507,416, from $482,661,127 at December 31, 2011 to $445,153,711 at June 30, 2012. The decrease was primarily due to (i) the depreciation of leased equipment at cost and (ii) cash distributions to our members and noncontrolling interests during the 2012 Period.

Current Assets

Current assets decreased $10,478,952, from $56,927,106 at December 31, 2011 to $46,448,154 at June 30, 2012.  The decrease was primarily due to (i) cash distributions to our members and noncontrolling interests and (ii) cash used for investments in three notes receivable, partially offset by the prepayment of four notes receivable during the 2012 Period.

Total Liabilities

Total liabilities decreased $24,197,462, from $237,058,015 at December 31, 2011 to $212,860,553 at June 30, 2012. The decrease was primarily due to scheduled repayments of our non-recourse long-term debt during the 2012 Period.

Current Liabilities

Current liabilities decreased $3,098,863, from $61,304,062 at December 31, 2011 to $58,205,199, at June 30, 2012.  The decrease was primarily due to (i) scheduled repayments of our non-recourse long-term debt, (ii) a decrease in derivative financial instruments, and (iii) a decrease in accrued expenses and other current liabilities.

Equity

Equity decreased $13,309,954, from $245,603,112 at December 31, 2011 to $232,293,158 at June 30, 2012. The decrease was primarily due to distributions to our members and noncontrolling interests, partially offset by net income during the 2012 Period.

Liquidity and Capital Resources

Summary

At June 30, 2012 and December 31, 2011, we had cash and cash equivalents of $20,295,203 and $26,317,435, respectively. During our offering period, our main source of cash was from financing activities and our main use of cash was in investing activities. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we enter into new investments, meet our debt obligations, pay distributions to our members and to the extent that expenses exceed cash flows from operations and the proceeds from sale of our investments.

We currently have adequate cash balances and generate a sufficient amount of cash flow from operations to meet our short-term working capital requirements.  We expect to generate sufficient cash flows from operations to sustain our working capital requirements in the foreseeable future. In the event that our working capital is not adequate to fund our short-term liquidity needs, we could borrow under our revolving line of credit. At June 30, 2012, we had $9,477,765 available under our Facility pursuant to the borrowing base, available to fund our short-term liquidity needs. For additional information, see Note 7 to our consolidated financial statements.

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

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of June 30, 2012, the cash reserve was $1,738,435.

Cash Flows

Operating Activities

Cash provided by operating activities decreased $3,452,532, from $23,457,807 in the 2011 Period, to $20,005,275 in the 2012 Period.  The decrease was primarily due to the decrease in the collection of rentals from operating leases and finance leases as a result of the year-over-year decrease in leased equipment at cost and net investment in finance leases.

Investing Activities

Cash provided by investing activities increased $1,802,809, from $446,135 in the 2011 Period to $2,248,944 in the 2012 Period. The increase was due to (i) our investment in a noncontrolling interest during the 2011 Period and (ii) the prepayment of four notes receivable during the 2012 Period, partially offset by (i) our investments in three new notes receivable during the 2012 Period and (ii) the year-over-year decrease in distributions received from joint ventures in excess of profits.

Financing Activities

Cash used in financing activities decreased $99,309, from $28,385,224 in the 2011 Period, to $28,285,915 in the 2012 Period.  The decrease was primarily due to the decrease in distributions to noncontrolling interests, partially offset by an increase in repayments of non-recourse long-term debt.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at June 30, 2012 of $145,678,575. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender.  If the lessee were to default on the underlying lease resulting in our defaulting on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.

Distributions

We, at our Manager’s discretion, pay monthly distributions to each of our additional members beginning with the first month after each such member’s admission and expect to continue to pay such distributions until the end of our operating period. We paid distributions of $169,909, $16,821,010, and $2,059,541 to our Manager, additional members and noncontrolling interests, respectively, during the 2012 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2012, we had non-recourse debt obligations. The lender has a security interest in the majority of the equipment collateralizing each non-recourse long-term debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee.  In other cases, we receive the rental payments and pay the lender. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At June 30, 2012, our outstanding non-recourse long-term indebtedness was $145,678,575. We had no borrowings under the Facility at June 30, 2012.

In connection with certain investments, we are required to maintain restricted cash accounts with certain banks.  The aforementioned cash amounts are presented within other non-current assets in our consolidated balance sheets at June 30, 2012 and December 31, 2011.

On June 20, 2011, ICON EAR filed a complaint in the Court of Common Pleas, Hamilton County, Ohio, against EAR’s auditors alleging malpractice and negligent misrepresentation.  On May 3, 2012, the case was settled in ICON EAR's favor for $590,000, of which our portion was approximately $230,000.

On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR seeking the recovery of certain funds that the trustee alleges were fraudulently transferred from EAR to ICON EAR. The complaint also sought the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that ICON EAR received as security in connection with its investment. Our Manager filed an answer to the complaint which included certain affirmative defenses. Our Manager believes these claims are frivolous and intends to vigorously defend this action. At this time, we are unable to predict the outcome of this action or loss therefrom, if any.

Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 7, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against ICON EAR that granted dismissal of ICON EAR’s claims to the proceeds resulting from the sale of certain EAR equipment. ICON EAR is appealing this decision. At this time, we are unable to predict the outcome of this action.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2012, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control  over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Manager consented to our repurchase of 79 Shares during the 2012 Quarter. The repurchase amounts are calculated according to a specified repurchase formula pursuant to our limited liability company agreement.  Repurchased Shares have no voting rights and do not share in distributions with other members. Our limited liability company agreement limits the number of Shares that can be repurchased in any one year and repurchased Shares may not be reissued. The following table details our Share repurchases for the three months ended June 30, 2012:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share
April 1, 2012 through April 30, 2012	-	$-
May 1, 2012 through May 31, 2012	79	$697.91
June 1, 2012 through June 30, 2012	-	$-
Total	79

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer.

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

August 14, 2012

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Managing Director (Principal Financial and Accounting Officer)

32