Form 10-Q
period 2012-09-30
ICON LEASING FUND TWELVE, LLC
filed 2012-11-15
CIK 1377848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2012

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53189

ICON Leasing Fund Twelve, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5651009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip code)

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

 ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

 ☑  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,’’ ‘‘accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 ☐  Yes   ☑  No

Number of outstanding shares of limited liability company interests of the registrant on November 12, 2012 is 348,429.

Explanatory Note

The direct effects of Hurricane Sandy and its aftermath left the Registrant’s principal executive offices without electricity, communications capabilities and heat for the period from Monday, October 29th through the weekend of November 3rd.  Due to these factors and the lack of transportation in and around New York City, the Registrant’s staff were unable to access the offices until Monday, November 5th and were unable to timely complete customary pre-filing review processes and procedures.  As a result, the Registrant was not able to meet its filing deadline under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and is relying on the Securities and Exchange Commission Release No. 68224, issued on November 14, 2012 (Order under Section 17A and Section 36 of the Securities Exchange Act of 1934 granting exemptions from specified provisions of the Exchange Act and certain rules thereunder) exempting it from such filing deadline for the period from October 29, 2012 to November 20, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,789,545	$26,317,435
Current portion of net investment in notes receivable	5,768,381	10,101,702
Current portion of net investment in finance leases	23,186,878	17,422,138
Other current assets	1,323,936	3,085,831
Total current assets	55,068,740	56,927,106
Non-current assets:
Net investment in notes receivable, less current portion	33,147,325	26,563,447
Net investment in finance leases, less current portion	127,897,553	148,501,603
Leased equipment at cost (less accumulated depreciation of
$101,674,607 and $82,423,653, respectively)	186,355,581	225,115,559
Investments in joint ventures	14,013,555	14,282,121
Other non-current assets	3,752,005	11,271,291
Total non-current assets	365,166,019	425,734,021
Total assets	$420,234,759	$482,661,127
Liabilities and Equity
Current liabilities:
Current portion of non-recourse long-term debt	$54,898,559	$48,748,203
Derivative financial instruments	4,050,773	5,606,662
Deferred revenue	3,124,218	4,149,418
Due to Manager and affiliates, net	149,609	109,356
Accrued expenses and other current liabilities	1,938,054	2,690,423
Total current liabilities	64,161,213	61,304,062
Non-current liabilities:
Non-recourse long-term debt, less current portion	80,329,001	120,578,143
Other non-current liabilities	56,585,183	55,175,810
Total non-current liabilities	136,914,184	175,753,953
Total liabilities	201,075,397	237,058,015
Commitments and contingencies (Note 12)
Equity:
Members’ equity:
Additional members	200,444,702	225,720,481
Manager	(1,087,156)	(833,141)
Accumulated other comprehensive loss	(4,896,862)	(6,316,067)
Total members’ equity	194,460,684	218,571,273
Noncontrolling interests	24,698,678	27,031,839
Total equity	219,159,362	245,603,112
Total liabilities and equity	$420,234,759	$482,661,127
See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations and Comprehensive (Loss) Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue and other income:
Finance income	$4,855,187	$5,496,319	$15,235,026	$16,341,366
Rental income	10,990,101	12,569,947	33,654,422	41,947,406
Income (loss) from investments in joint ventures	318,981	(1,024,494)	891,048	(1,556,466)
Net gain (loss) on sale of leased assets	786,109	(71,332)	1,075,778	(71,332)
Litigation settlement	-	-	418,900	-
Total revenue and other income	16,950,378	16,970,440	51,275,174	56,660,974
Expenses:
Management fees	1,039,780	1,462,053	3,332,873	3,740,482
Administrative expense reimbursements	523,530	549,121	1,998,170	2,243,007
General and administrative	520,300	946,298	2,207,752	1,952,784
Interest	3,031,081	3,621,822	9,486,865	11,473,071
Depreciation	10,119,431	6,925,985	30,770,393	23,190,183
Credit loss, net	5,411,484	-	5,066,484	-
Impairment loss	-	-	-	21,902,458
Vessel operating expense	-	1,326,362	-	1,326,362
(Gain) loss on derivative financial instruments	(12,403)	138,672	(2,732,481)	186,376
Total expenses	20,633,203	14,970,313	50,130,056	66,014,723
Net (loss) income	(3,682,825)	2,000,127	1,145,118	(9,353,749)
Less: net income (loss) attributable to noncontrolling interests	2,191	529,360	1,062,755	(7,598,233)
Net (loss) income attributable to Fund Twelve	$(3,685,016)	$1,470,767	$82,363	$(1,755,516)
Net (loss) income attributable to Fund Twelve allocable to:
Additional members	$(3,648,166)	$1,456,059	$81,539	$(1,737,961)
Manager	(36,850)	14,708	824	(17,555)
	$(3,685,016)	$1,470,767	$82,363	$(1,755,516)
Comprehensive (loss) income:
Net (loss) income	$(3,682,825)	$2,000,127	$1,145,118	$(9,353,749)
Change in fair value of derivative financial instruments	461,765	92,186	1,499,333	796,068
Currency translation adjustments	42,118	(241,997)	(12,551)	157,754
Total comprehensive (loss) income	(3,178,942)	1,850,316	2,631,900	(8,399,927)
Less: comprehensive income (loss) attributable to noncontrolling interests	23,036	564,476	1,130,332	(7,458,336)
Comprehensive (loss) income attributable to Fund Twelve	$(3,201,978)	$1,285,840	$1,501,568	$(941,591)

Weighted average number of additional shares of
limited liability company interests outstanding	348,507	348,650	348,580	348,650

Net (loss) income attributable to Fund Twelve per weighted average
additional share of limited liability company interests outstanding	$(10.47)	$4.18	$0.23	$(4.98)
See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional
	Shares of			Accumulated
	Limited Liability			Other	Total
	Company	Additional		Comprehensive	Members'	Noncontrolling	Total
	Interests	Members	Manager	Loss	Equity	Interests	Equity
Balance, December 31, 2011	348,650	$225,720,481	$(833,141)	$(6,316,067)	$218,571,273	$27,031,839	$245,603,112
Net income	-	3,620,302	36,569	-	3,656,871	532,078	4,188,949
Change in fair value of derivative
financial instruments	-	-	-	380,515	380,515	16,863	397,378
Currency translation adjustments	-	-	-	89,190	89,190	-	89,190
Cash distributions	-	(8,410,900)	(84,959)	-	(8,495,859)	(987,777)	(9,483,636)
Shares of limited liability company interests
repurchased	(20)	(15,201)	-	-	(15,201)	-	(15,201)
Balance, March 31, 2012 (unaudited)	348,630	220,914,682	(881,531)	(5,846,362)	214,186,789	26,593,003	240,779,792
Net income	-	109,403	1,105	-	110,508	528,486	638,994
Change in fair value of derivative
financial instruments	-	-	-	610,321	610,321	29,869	640,190
Currency translation adjustments	-	-	-	(143,859)	(143,859)	-	(143,859)
Cash distributions	-	(8,410,110)	(84,950)	-	(8,495,060)	(1,071,764)	(9,566,824)
Shares of limited liability company interests
repurchased	(79)	(55,135)	-	-	(55,135)	-	(55,135)
Balance, June 30, 2012 (unaudited)	348,551	212,558,840	(965,376)	(5,379,900)	206,213,564	26,079,594	232,293,158
Net (loss) income	-	(3,648,166)	(36,850)	-	(3,685,016)	2,191	(3,682,825)
Change in fair value of derivative
financial instruments	-	-	-	440,920	440,920	20,845	461,765
Currency translation adjustments	-	-	-	42,118	42,118	-	42,118
Cash distributions	-	(8,407,616)	(84,930)	-	(8,492,546)	(1,403,952)	(9,896,498)
Shares of limited liability company interests
repurchased	(88)	(58,356)	-	-	(58,356)	-	(58,356)
Balance, September 30, 2012 (unaudited)	348,463	$200,444,702	$(1,087,156)	$(4,896,862)	$194,460,684	$24,698,678	$219,159,362
See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$1,145,118	$(9,353,749)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Finance income	(10,160,306)	(11,444,668)
Rental income paid directly to lenders by lessees	(21,969,861)	(25,848,069)
(Income) loss from investments in joint ventures	(891,048)	1,556,466
Depreciation	30,770,393	23,190,183
Interest expense on non-recourse financing paid directly to lenders by lessees	2,539,487	3,497,207
Interest expense from amortization of debt financing costs	680,137	864,804
Accretion of seller's credit and other	1,803,195	1,805,227
Impairment loss	-	21,902,458
Credit loss, net	5,066,484	-
Net (gain) loss on sale of leased assets	(1,075,778)	71,332
(Gain) loss on derivative financial instruments	(2,732,481)	186,376
Changes in operating assets and liabilities:
Collection of finance leases	24,188,491	29,423,138
Prepaid acquisition fees	-	(1,282,875)
Other assets	1,057,929	(1,057,422)
Accrued expenses and other current liabilities	(1,110,807)	43,120
Deferred revenue	(672,957)	772,012
Due to Manager and affiliates, net	40,253	(42,684)
Distributions from joint ventures	729,748	440,512
Net cash provided by operating activities	29,407,997	34,723,368
Cash flows from investing activities:
Purchase of equipment	-	(2,012,552)
Proceeds from sale of equipment	13,377,666	12,349,402
Investments in joint ventures	(137,500)	(12,191,868)
Distributions received from joint ventures in excess of profits	567,366	6,088,684
Investments in notes receivable	(21,393,788)	-
Principal repayment on notes receivable	18,670,133	7,391,255
Net cash provided by investing activities	11,083,877	11,624,921
Cash flows from financing activities:
Proceeds from revolving line of credit, recourse	1,200,000	-
Repayment of revolving line of credit, recourse	(1,200,000)	-
Proceeds from non-recourse long-term debt	-	10,628,119
Repayment of non-recourse long-term debt	(12,953,659)	(18,674,379)
Repurchase of limited liability company interests	(128,692)	-
Distributions to noncontrolling interests	(3,463,493)	(11,152,835)
Cash distributions to members	(25,483,465)	(25,488,453)
Net cash used in financing activities	(42,029,309)	(44,687,548)
Effects of exchange rates on cash and cash equivalents	9,545	1,083
Net (decrease) increase in cash and cash equivalents	(1,527,890)	1,661,824
Cash and cash equivalents, beginning of period	26,317,435	29,219,287
Cash and cash equivalents, end of period	$24,789,545	$30,881,111

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,582,801	$4,146,597

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on non-recourse long-term debt paid directly to lenders by lessees	$23,587,735	$25,848,069
Exchange of equity interest in three consolidated joint ventures for the proportionate
share of certain notes receivable	$-	$17,068,983
Reclassification of net assets from leased equipment at cost to net investment in
finance lease	$-	$9,815,569

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

(1) Basis of Presentation and Consolidation

The accompanying consolidated financial statements of ICON Leasing Fund Twelve, LLC (the “LLC”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of the manager of the LLC, ICON Capital Corp., a Delaware corporation (the “Manager”), all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2011. The results for the interim period are not necessarily indicative of the results for the full year.

Certain reclassifications have been made to the accompanying consolidated financial statements in prior periods to conform to the current presentation.

Credit Quality of Notes Receivable and Direct Finance Leases and Credit Loss Reserve

The Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers. A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As the LLC’s notes receivable and direct finance leases (each, a “Note” and, collectively, the “Notes”) are limited in number, the LLC is able to estimate the credit loss reserve based on a detailed analysis of each Note as opposed to using portfolio based metrics and credit loss reserve. Notes are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a Note becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Manager analyzes whether a credit loss reserve should be established or whether the Note should be restructured. Material events would be specifically disclosed in the discussion of each Note held.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends its guidance related to fair value measurements in order to align the definition of fair value measurements and the related disclosure requirements between U.S. GAAP and International Financial Reporting Standards. The new pronouncement also changes certain existing fair value measurement principles and disclosure requirements. The adoption of ASU 2011-04 became effective for the LLC on January 1, 2012 and did not have a material impact on the LLC’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which revises the manner in which companies present comprehensive income in their financial statements. The new pronouncement removes the option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation in one continuous statement of comprehensive income or two separate but consecutive statements. The adoption of ASU 2011-05 became effective for the LLC on January 1, 2012 and did not have a material impact on the LLC’s consolidated financial statements, as it only required a change in the format of presentation.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

(2)  Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

	September 30,	December 31,
	2012	2011
Principal outstanding	$37,556,787	$35,877,028
Initial direct costs	2,027,879	1,896,458
Deferred fees	(668,960)	(434,337)
Credit loss reserve	-	(674,000)
Net investment in notes receivable	38,915,706	36,665,149
Less: current portion of net investment in notes receivable	5,768,381	10,101,702
Net investment in notes receivable, less current portion	$33,147,325	$26,563,447

On February 3, 2012, the LLC made a term loan in the amount of $13,593,750 to subsidiaries of Revstone Transportation, LLC (collectively, “Revstone”). The loan bears interest at 15% per year and is for a period of 60 months. The loan is secured by all of Revstone’s assets, including a mortgage on real property. In addition, the LLC agreed to make a secured capital expenditure loan (the “CapEx Loan”). On April 2, 2012 and July 30, 2012, Revstone borrowed approximately $223,000 and $286,000, respectively, in connection with the CapEx Loan. The CapEx Loan bears interest at 17% per year and matures on March 1, 2017. The CapEx Loan is secured by a first priority security interest in automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in the term loan collateral.

On February 29, 2012, the LLC made a term loan in the amount of $2,000,000 to VAS Aero Services, LLC. The loan bears interest at variable rates ranging between 12% and 14.5% per year and is for a period of 31 months. The loan is secured by a second priority security interest in all of VAS’s assets.

On May 2, 2012, certain affiliates of Northern Leasing Systems, Inc. satisfied their obligations in connection with certain promissory notes by making a prepayment of approximately $5,018,000. As a result, the LLC recognized a loss on the prepayment of approximately $97,000, which is included in finance income on the consolidated statements of operations and comprehensive (loss) income.

On May 22, 2012, Northern Crane Services, Inc. satisfied its obligations in connection with a term loan by making a prepayment of approximately $7,955,000.  As a result, the LLC  recognized a loss on the prepayment of approximately $143,000, which is included in finance income on the consolidated statements of operations and comprehensive (loss) income.

On July 24, 2012, the LLC made a secured term loan in the amount of $500,000 to affiliates of Frontier Oilfield Services, Inc. (collectively, “Frontier”). The loan bears interest at 14% per year and is for a period of 66 months. The loan is secured by, among other things, a first lien on Frontier’s saltwater disposal wells and related equipment and a second lien on Frontier’s other assets, including real estate, machinery and accounts receivable.

On September 10, 2012, the LLC made a secured term loan in the amount of $4,080,000 to Superior Tube Company, Inc. and Tubes Holdco Limited (collectively, “Superior”).  The loan bears interest at 12% per year and is for a period of 60 months.  The loan is secured by, among other things, a first lien on Superior’s assets, including tube manufacturing and related equipment and a mortgage on real property, and a second lien on Superior’s accounts receivable and inventory.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

(3) Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	September 30,	December 31,
	2012	2011
Minimum rents receivable	$180,000,241	$205,829,027
Estimated residual values	18,054,383	18,054,383
Initial direct costs	3,803,606	4,632,591
Unearned income	(50,773,799)	(62,592,260)
Net investment in finance leases	151,084,431	165,923,741
Less: current portion of net investment in finance leases	23,186,878	17,422,138
Net investment in finance leases, less current portion	$127,897,553	$148,501,603

On April 25, 2012, Sealynx Automotive Transieres SAS filed for Redressement Judiciaire, a proceeding under French law similar to Chapter 11 reorganization under the U.S. Bankruptcy Code. It is not possible at this time to determine the LLC’s ability to collect on the amounts due from Sealynx. The LLC’s Manager has estimated that the value of the underlying collateral exceeds the net book value of the receivable. Considering this, among other factors, the LLC’s Manager has concluded that no allowance for bad debt is required as of September 30, 2012.

On August 22, 2012, Broadview Networks Holdings, Inc. commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court in the Southern District of New York.  The Manager has reviewed Broadview’s ability to make future rental payments relating to the leased telecommunications equipment through ongoing discussions with Broadview’s management and, based on its findings, has concluded that no allowance for bad debt is required as of September 30, 2012. Subsequent to September 30, 2012, Broadview affirmed all of the LLC’s leases. On November 14, 2012, Broadview completed a prepackaged restructuring and emerged from bankruptcy.

(4) Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	September 30,	December 31,
	2012	2011
Marine - Crude oil tanker	$168,120,037	$168,120,037
Offshore oil field services equipment	54,383,809	54,383,809
Marine - Container vessels	52,691,711	52,691,711
Coal drag line	12,834,631	12,834,631
Automotive manufacturing equipment	-	14,035,942
Motor coaches	-	5,473,082
Leased equipment at cost	288,030,188	307,539,212
Less: accumulated depreciation	101,674,607	82,423,653
Leased equipment at cost, less accumulated depreciation	$186,355,581	$225,115,559

On January 3, 2012, CUSA PRTS, LLC and its parent company, Coach Am Group Holdings Corp., commenced a voluntary Chapter 11 proceeding in U.S. Bankruptcy Court. Subsequently, on July 20, 2012, the LLC sold certain motor coaches to CUSA for approximately $3,607,000.  As a result, the LLC recorded a gain on sale of approximately $881,000.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

On January 4, 2012, MW Universal, Inc. and certain of its subsidiaries satisfied their obligations relating to two lease schedules. As a result, the LLC recognized a gain on the sale of certain automotive manufacturing equipment of approximately $290,000.

On July 9, 2012, Patriot Coal Corporation and substantially all of its wholly owned subsidiaries, including Magnum Coal Company, LLC, commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court in the Southern District of New York. The Manager has reviewed Magnum’s ability to make future rental payments relating to the leased coal drag line through ongoing discussions with Magnum’s management and, based on its findings, has concluded that no allowance for bad debt is required as of September 30, 2012.

On August 20, 2012, the LLC sold the automotive manufacturing equipment subject to lease with LC Manufacturing, LLC and terminated warrants issued to it for aggregate proceeds of $8,300,000. As a result, the LLC recognized a loss on the sale of leased equipment and termination of warrants of approximately $95,000. In addition, the LLC recorded a credit loss of approximately $5,411,000 on a related guarantee.

Depreciation expense was $10,119,431 and $6,925,985 for the three months ended September 30, 2012 and 2011, respectively. Depreciation expense was $30,770,393 and $23,190,183 for the nine months ended September 30, 2012 and 2011, respectively.

(5) Investments in Joint Ventures

On June 30, 2008, the LLC and ICON Leasing Fund Eleven, LLC, an entity also managed by the Manager, entered into a joint venture for the purpose of acquiring manufacturing equipment.

The results of operations of the joint venture are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue	$743,231	$743,231	$2,229,694	$2,229,694
Net income	$323,961	$326,836	$969,680	$978,915
LLC’s share of net income	$145,783	$147,076	$436,356	$440,512

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

On March 29, 2011, the LLC and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), an entity also managed by the Manager, entered into a joint venture for the purpose of acquiring two Aframax tankers and two very large crude carriers.

The results of operations of the joint venture are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue	$6,418,430	$6,349,152	$19,255,290	$13,050,625
Net income (loss)	$76,779	$(4,524,032)	$64,124	$(7,987,906)
LLC’s share of net income (loss)	$13,788	$(1,131,008)	$(188)	$(1,996,977)

On December 22, 2011, the LLC and Fund Fourteen entered into a joint venture for the purpose of making a subordinated term loan to Jurong Aromatics Corporation Pte. Ltd.

The results of operations of the joint venture are summarized below:

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Revenue	$668,144	$1,892,988
Net income	$658,827	$1,876,895
LLC’s share of net income	$159,410	$454,284

(6) Non-Recourse Long-Term Debt

On January 20, 2012, the LLC satisfied its non-recourse debt obligation with Wells Fargo, secured by certain motor coaches, for approximately $1,192,000.

As of September 30, 2012 and December 31, 2011, the LLC had non-recourse long-term debt obligations of $135,227,560 and $169,326,346, respectively, with maturity dates ranging from September 1, 2013 to January 31, 2015, and interest rates ranging from 3.85% to 7.96% per year, fixed after giving effect to the LLC’s interest rate swap agreements.

(7) Revolving Line of Credit, Recourse

On May 10, 2011, the LLC entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of $10,000,000 (the “Facility”), which is secured by all of the LLC’s assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain loans and lease agreements in which the LLC has a beneficial interest.  At September 30, 2012, the LLC had $10,000,000 available under the Facility pursuant to the borrowing base.

The Facility expires on March 31, 2013 and the LLC may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

are permitted to be made under the Facility is the 90-day rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that all interest rates on advances under the Facility are subject to an interest rate floor of 4.0% per year.  In addition, the LLC is obligated to pay a commitment fee based on an annual rate of 0.50% on unused commitments under the Facility. At September 30, 2012, there were no obligations outstanding under the Facility.

For the three months ended September 30, 2012, CB&T waived the requirement to comply with one of the covenants under the Facility. At September 30, 2012, the LLC was in compliance with all other covenants related to the Facility.

(8) Transactions with Related Parties

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended		Nine Months Ended
			September 30,		September 30,
Entity	Capacity	Description	2012	2011	2012	2011
ICON Capital Corp.	Manager	Acquisition fees(1)	$281,780	$-	$1,246,115	$2,585,188
ICON Capital Corp.	Manager	Administrative expense
		reimbursements(2)	523,530	549,121	1,998,170	2,243,007
ICON Capital Corp.	Manager	Management fees (2)	1,039,780	1,462,053	3,332,873	3,740,482
			$1,845,090	$2,011,174	$6,577,158	$8,568,677

(1)		Amount capitalized and amortized to operations over the estimated service period.
(2)		Amount charged directly to operations.

At September 30, 2012 and December 31, 2011, the LLC had a net payable due to the Manager and its affiliates of $149,609 and $109,356, respectively, primarily related to administrative expense reimbursements.

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

September 30, 2012

(unaudited)

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

Designated Derivatives

As of September 30, 2012, the LLC  had eleven floating-to-fixed interest rate swaps that are designated and qualifying as cash flow hedges with an aggregate notional amount of $112,075,253. These interest rate swaps have maturity dates ranging from November 14, 2013 to September 30, 2014.

For these derivatives, the LLC  records the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the consolidated statements of operations and comprehensive (loss) income as the impact of the hedged transaction. During the three and nine months ended September 30, 2012, the LLC  recorded $8,078 and $26,176 of hedge ineffectiveness in earnings, respectively, which is included in (gain) loss on derivative financial instruments. During the three and nine months ended September 30, 2011, the LLC  recorded $10,906 and $34,156 of hedge ineffectiveness in earnings, respectively, which is included in (gain) loss on derivative financial instruments.

During the twelve months ending September 30, 2013, the LLC  estimates that approximately $2,299,000 will be reclassified from AOCI to interest expense.

Non-designated Derivatives

As of September 30, 2012, the LLC  had two interest rate swaps that are not designated and qualifying as cash flow hedges with an aggregate notional amount of $10,991,129. These interest rate swaps are not speculative and are used to meet the LLC’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements.

Additionally, the LLC  held warrants that were held for purposes other than hedging. All changes in the fair value of the interest rate swaps not designated as hedges and the warrants are recorded directly in earnings.  On August 20, 2012, the LLC terminated the warrants in connection with the sale of leased equipment.  The LLC had no warrants at September 30, 2012.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheets as of September 30, 2012 and December 31, 2011:

	Asset Derivatives			Liability Derivatives
	Balance	September 30,	December 31,	Balance	September 30,	December 31,
	Sheet	2012	2011	Sheet	2012	2011
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
Derivatives designated
as hedging instruments:
				Derivative
				financial
Interest rate swaps		$-	$-	instruments	$3,614,899	$5,083,670

Derivatives not designated
as hedging instruments:
				Derivative
				financial
Interest rate swaps		$-	$-	instruments	$435,874	$522,992
	Other
	non-current
Warrants	assets	$-	$1,148,250		$-	$-

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2012 and 2011:

Location of
					Gain (Loss)	Gain (Loss)
					Recognized in	Recognized in
					Income on	Income on
		Amount of	Location of		Derivatives	Derivatives
		Gain (Loss)	Gain (Loss)	Gain (Loss)	(Ineffective	(Ineffective
		Recognized in	Reclassified	Reclassified	Portion and	Portion and
	Derivatives	AOCI on	from AOCI into	from AOCI into	Amounts	Amounts
	Designated as	Derivatives	Income	Income	Excluded from	Excluded from
	Hedging	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
Period	Instruments	Portion)	Portion)	Portion)	Testing)	Testing)
(Gain) loss
Three Months					on derivative
Ended	Interest rate		Interest		financial
September 30, 2012	swaps	$(280,556)	expense	$(721,476)	instruments	$(8,078)

(Gain) loss
Nine Months					on derivative
Ended	Interest rate		Interest		financial
September 30, 2012	swaps	$(858,899)	expense	$(2,290,655)	instruments	$(26,176)

(Gain) loss
Three Months					on derivative
Ended	Interest rate		Interest		financial
September 30, 2011	swaps	$(967,758)	expense	$(1,024,828)	instruments	$(10,906)

(Gain) loss
Nine Months					on derivative
Ended	Interest rate		Interest		financial
September 30, 2011	swaps	$(2,586,390)	expense	$(3,242,561)	instruments	$(34,156)

The LLC’s derivative financial instruments not designated as hedging instruments generated a gain on derivative financial instruments on the consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2012 of $20,481 and $2,758,657, respectively. The LLC’s derivative financial instruments not designated as hedging instruments generated a loss on derivative financial instruments on the consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2011 of $(127,766) and $(152,220), respectively. The net gain recorded for the three months ended September 30, 2012 was comprised of gains relating to interest rate swap contracts. The net gain recorded for the nine months ended September 30, 2012 was comprised of gains of $76,657 relating to interest rate swap contracts and $2,682,000 relating to the increase in the fair value of the warrants. The net loss recorded for the three months ended September 30, 2011 was comprised of losses of $(63,503) relating to interest rate swap contracts and $(64,263) relating to warrants. The net loss recorded for the nine months ended September 30, 2011 was comprised of losses of $(81,551) relating to interest rate swap contracts and $(70,669) relating to warrants.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

Foreign Exchange Risk

The LLC  is exposed to foreign exchange risk from fluctuations in Euros and pounds sterling. The LLC, at times, uses foreign currency derivatives, including currency forward agreements, to manage its exposure to fluctuations in the USD-Euro and USD-pounds sterling exchange rates. Currency forward agreements involve fixing the foreign exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements typically have been cash settled in U.S. dollars for their fair value at or close to their settlement date. The LLC  had no foreign currency derivatives outstanding at September 30, 2012  and December 31, 2011.

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

As of September 30, 2012 and December 31, 2011, the fair value of the derivatives in a liability position was $4,050,773 and $5,606,662, respectively. In the event that the LLC  would be required to settle its obligations under the agreements as of September 30, 2012 and December 31, 2011, the termination value would be $4,171,953 and $5,826,294, respectively.

(10) Accumulated Other Comprehensive Loss

AOCI includes accumulated unrealized losses on derivative financial instruments and accumulated unrealized losses on currency translation adjustments of $3,401,071 and $1,495,791, respectively, at September 30, 2012 and accumulated unrealized losses on derivative financial instruments and accumulated unrealized losses on currency translation adjustments of $4,832,827 and $1,483,240, respectively, at December 31, 2011.

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

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative financial instruments	$-	$4,050,773	$-	$4,050,773

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

The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis, of which the fair value information presented is not current but rather as of the date the impairment was recorded, and the carrying value of the asset as of December 31, 2011.

					Impairment Loss
					for the
	Carrying Value at	Fair Value at Impairment Date			Nine Months Ended
	December 31, 2011	Level 1	Level 2	Level 3	September 30, 2011
Leased equipment at cost	$-	$-	$-	$8,260,208	$21,858,386
Other current assets	$290,366	$-	$-	$1,561,417	$44,072

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

The LLC’s non-financial assets were valued using inputs that are generally unobservable and cannot be corroborated by market data and are classified within Level 3. As permitted by the accounting pronouncements, the LLC uses projected cash flows for fair value measurements of its non-financial assets.

Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The carrying value of the LLC’s non-recourse debt approximates its fair value due to its floating interest rates.  The estimated fair value of the LLC’s fixed rate notes receivable, fixed rate non-recourse debt, and other non-current liabilities was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. Principal outstanding on fixed rate notes receivable was discounted at rates ranging between 12% and 20% per year. Principal outstanding on fixed rate non-recourse debt and other non-current liabilities was discounted at a rate of 3.71% per year.

	September 30, 2012
	Carrying	Fair Value
	Value	(Level 3)
Principal outstanding on fixed rate notes receivable	$37,556,787	$37,824,642
Principal outstanding on fixed rate non-recourse long-term debt	$8,597,238	$8,656,195
Other non-current liabilities	$56,585,183	$58,530,749

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

In connection with certain investments, the LLC  is required to maintain restricted cash accounts with certain banks.  Restricted cash of approximately $2,409,000 and $2,446,000 are presented within other non-current assets in the LLC’s consolidated balance sheets at September 30, 2012 and December 31, 2011, respectively.

On June 20, 2011, ICON EAR, LLC filed a complaint in the Court of Common Pleas, Hamilton County, Ohio, against the auditors of Equipment Acquisition Resources, Inc. (“EAR”) alleging malpractice and negligent misrepresentation. On May 3, 2012, the case was settled in ICON EAR’s favor for $590,000, of which the LLC’s portion was approximately $230,000.

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

September 30, 2012

(unaudited)

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

(13) Subsequent Event

On October 16, 2012, Quattro Plant Limited (“Quattro”) extended the term of its loan facility for a period of five months until February 28, 2013. On November 14, 2012, Quattro satisfied its obligation in connection with its loan facility.

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

Overview

Our offering period ended on April 30, 2009 and our operating period commenced on May 1, 2009. During our offering period, we raised $347,686,947 in total equity.  We operate as an equipment leasing and finance program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve. With the proceeds from the sale of shares of our limited liability company interests (“Shares”), we invested and continue to invest in equipment subject to leases, other equipment financing, and residual ownership rights in items of leased equipment and established a cash reserve.  After the net offering proceeds were invested, additional investments were made and continue to be made with the cash generated from our investments to the extent that cash is not used for expenses, reserves and distributions to members. The investment in additional equipment leases and other financing transactions in this manner is called “reinvestment.” We anticipate investing in equipment leases and other financing transactions from time to time for five years. This time frame is called the “operating period” and may be extended, at the sole discretion of our Manager, for up to an additional three years.  After the operating period, we will then sell our assets in the ordinary course of business during a time frame called the “liquidation period.”

Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our limited liability company agreement.

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2011:

New Investments

•         On February 3, 2012, we made a term loan in the amount of $13,593,750 to Revstone. The loan bears interest at 15% per year and is for a period of 60 months. The loan is secured by all of Revstone’s assets, including a mortgage on real property. In addition, we agreed to make the CapEx Loan.  On April 2, 2012 and July 30, 2012, Revstone borrowed approximately $223,000 and $286,000, respectively, in connection with the CapEx Loan. The CapEx Loan bears interest at 17% per year and matures on March 1, 2017. The CapEx Loan is secured by a first priority security interest in automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in the term loan collateral.

•         On February 29, 2012, we made a term loan in the amount of $2,000,000 to VAS. The loan bears interest at variable rates ranging between 12% and 14.5% per year and is for a period of 31 months. The loan is secured by a second priority security interest in all of VAS’s assets.

•         On July 24, 2012, we made a secured term loan in the amount of $500,000 to Frontier. The loan bears interest at 14% per year and is for a period of 66 months. The loan is secured by, among other things, a first lien on Frontier’s saltwater disposal wells and related equipment and a second lien on Frontier’s other assets, including real estate, machinery and accounts receivable.

•         On September 10, 2012, we made a secured term loan in the amount of $4,080,000 to Superior. The loan bears interest at 12% per year and is for a period of 60 months.  The loan is secured by, among other things, a first lien on Superior’s assets, including tube manufacturing and related equipment and a mortgage on real property, and a second lien on Superior’s accounts receivable and inventory.

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

•         On July 20, 2012, we sold certain motor coaches to CUSA for approximately $3,607,000.  As a result, we recorded a gain on sale of approximately $881,000.

•         On August 20, 2012, we sold the automotive manufacturing equipment subject to lease with LC Manufacturing and terminated warrants issued to us for aggregate proceeds of $8,300,000. As a result, we recognized a loss on the sale of leased equipment and termination of warrants of approximately $95,000. In addition, we recorded a credit loss of approximately $5,411,000 on a related guarantee.

•         On October 16, 2012, Quattro extended the term of its loan facility for a period of five months until February 28, 2013. On November 14, 2012, Quattro satisfied its obligation in connection with its loan facility.

Acquisition Fees

In connection with the new investments made since December 31, 2011 through September 30, 2012, we paid total acquisition fees to our Manager of approximately $1,246,115.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended  September 30, 2012 (the “2012 Quarter”) and 2011 (the “2011 Quarter”)

Financing Transactions

We provide financing in diverse industries. The following tables set forth the types of assets securing the financing transactions in our portfolio at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Offshore oil field services equipment	$132,544,474	70%	$143,464,624	71%
Automotive manufacturing equipment	15,214,183	8%	2,695,055	1%
Marine - Crude oil tanker	10,342,163	5%	10,485,419	6%
Gas compressors	7,506,080	4%	7,841,466	4%
Marine - Product tankers	6,803,894	4%	7,709,533	4%
Analog seismic system equipment	4,948,066	3%	6,542,561	3%
Tube manufacturing equipment	4,191,400	2%	-	-
Telecommunications equipment	2,754,719	1%	4,213,063	2%
Metal cladding & production equipment	2,251,172	1%	2,800,041	1%
Aircraft engines	2,009,253	1%	-	-
Rail support construction equipment	869,235	1%	2,800,538	1%
Oil field services equipment	565,498	-	-	-
Cranes & transportation equipment	-	-	8,729,806	4%
Point of sale equipment	-	-	5,306,784	3%
	$190,000,137	100%	$202,588,890	100%

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During the 2012 Quarter and the 2011 Quarter, one customer generated a significant portion (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2012 Quarter	2011 Quarter
Leighton Holdings Limited	Offshore oil field services equipment	60%	57%

Interest income from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations and comprehensive (loss) income.

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of the carrying value of such assets or finance income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our portfolio as a whole.

Operating Lease Transactions

We have also financed a diversified portfolio of equipment pursuant to operating leases. The equipment has been leased to customers in various industries. The following tables set forth the types of equipment subject to operating leases in our portfolio at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Marine - Crude oil tanker	$99,076,834	53%	$122,078,577	54%
Offshore oil field services equipment	40,259,155	22%	43,333,507	19%
Marine - Container vessels	37,400,335	20%	39,985,602	17%
Coal drag line	9,619,257	5%	10,166,296	5%
Automotive manufacturing equipment	-	-	6,065,808	3%
Motor coaches	-	-	3,485,769	2%
	$186,355,581	100%	$225,115,559	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During the 2012 Quarter and the 2011 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2012 Quarter	2011 Quarter
AET, Inc. Limited	Marine - Crude oil tanker	55%	48%
Swiber Holdings Limited	Offshore oil field services equipment	21%	19%
Vroon Group B.V.	Marine - Container vessels	15%	13%
		91%	80%

Rental income from our operating leases is included in rental income in the consolidated statements of operations and comprehensive (loss) income.

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of the carrying value of such assets or rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our portfolio as a whole.

Revenue and other income for the 2012 Quarter and the 2011 Quarter is summarized as follows:

	Three Months Ended
	September 30,
	2012	2011	Change
Finance income	$4,855,187	$5,496,319	$(641,132)
Rental income	10,990,101	12,569,947	(1,579,846)
Income (loss) from investments in joint ventures	318,981	(1,024,494)	1,343,475
Net gain (loss) on sale of leased assets	786,109	(71,332)	857,441
Total revenue and other income	$16,950,378	$16,970,440	$(20,062)

Total revenue and other income for the 2012 Quarter decreased $20,062, or 0.1%, compared to the 2011 Quarter. The decrease in rental income was primarily due to the termination of eight operating leases during and after the 2011 Quarter. The decrease in finance income was primarily due to the prepayment of five notes receivable during 2012 and the termination of five direct financing leases after the 2011 Quarter. This decrease was partially offset by our investment in five new notes receivable during 2012. The increase in income from investments in joint ventures was primarily due to the operating results of our investments in two new joint ventures during 2011. The increase in net gain on sale of leased assets was primarily due to the gain on sale of certain motor coaches during the 2012 Quarter.

Expenses for the 2012 Quarter and the 2011 Quarter are summarized as follows:

	Three Months Ended
	September 30,
	2012	2011	Change
Management fees	$1,039,780	$1,462,053	$(422,273)
Administrative expense reimbursements	523,530	549,121	(25,591)
General and administrative	520,300	946,298	(425,998)
Interest	3,031,081	3,621,822	(590,741)
Depreciation	10,119,431	6,925,985	3,193,446
Credit loss	5,411,484	-	5,411,484
Vessel operating expense	-	1,326,362	(1,326,362)
(Gain) loss on derivative financial instruments	(12,403)	138,672	(151,075)
Total expenses	$20,633,203	$14,970,313	$5,662,890

Total expenses for the 2012 Quarter increased $5,662,890, or 37.8%, as compared to the 2011 Quarter. The increase in total expenses was primarily due to the credit loss on the personal guaranty relating to the lease with LC Manufacturing during the 2012 Quarter and an increase in depreciation due to the reduction in residual values for certain vessels during 2011, partially offset by vessel operating expense recorded by ICON Mayon, LLC during the 2011 Quarter, without any comparable expense in the 2012 Quarter.

Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $527,169, from $529,360 in the 2011 Quarter to $2,191 in the 2012 Quarter. The decrease was primarily due to operating losses recorded by ICON MW, LLC, ICON Eagle Corona Holdings, LLC and ICON Eagle Carina Holdings, LLC during the 2012 Quarter, partially offset by the operating loss recorded by ICON Mayon, LLC during the 2011 Quarter.

Net (Loss)Income Attributable to Fund Twelve

As a result of the foregoing factors, net (loss) income attributable to us for the 2012 Quarter and the 2011 Quarter was $(3,685,016) and $1,470,767, respectively. Net (loss) income attributable to us per weighted average additional Share outstanding for the 2012 Quarter and the 2011 Quarter was $(10.47) and $4.18, respectively.

Results of Operations for the Nine Months Ended September 30,  2012 (the “2012 Period”) and 2011 (the “2011 Period”)

Financing Transactions

During the 2012 Period and the 2011 Period, one customer generated a significant portion (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2012 Period	2011 Period
Leighton Holdings Limited	Offshore oil field services equipment	59%	59%

Interest income from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations and comprehensive (loss) income.

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of finance income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our portfolio as a whole.

Operating Lease Transactions

During the 2012 Period and the 2011 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2012 Period	2011 Period
AET, Inc. Limited	Marine - Crude oil tanker	54%	43%
Swiber Holdings Limited	Offshore oil field services equipment	21%	17%
Vroon Group B.V.	Marine - Container vessels	15%	12%
		90%	72%

Rental income from our operating leases is included in rental income in the consolidated statements of operations and comprehensive (loss) income.

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our portfolio as a whole.

Revenue and other income for the 2012 Period and the 2011 Period is summarized as follows:

	Nine Months Ended September 30,
	2012	2011	Change
Finance income	$15,235,026	$16,341,366	$(1,106,340)
Rental income	33,654,422	41,947,406	(8,292,984)
Income (loss) from investments in joint ventures	891,048	(1,556,466)	2,447,514
Net gain (loss) on sale of leased assets	1,075,778	(71,332)	1,147,110
Litigation settlement	418,900	-	418,900
Total revenue and other income	$51,275,174	$56,660,974	$(5,385,800)

Total revenue and other income for the 2012 Period decreased $5,385,800, or 9.5%, as compared to the 2011 Period. The decrease in rental income was primarily due to the termination of 10 operating leases in addition to the reclassification of two leases from operating to direct financing leases during and after the 2011 Period. The decrease in finance income was primarily due to (i) the prepayment of five notes receivable during the 2012 Period and (ii) the termination of five direct financing leases after the 2011 Period. The decrease in finance income was partially offset by our investment in five new notes receivable during the 2012 Period.  The increase in income from investments in joint ventures was primarily due to the operating results of our investments in two new joint ventures during 2011. The increase in net gain on sale of leased assets was primarily due to the net gain on sale of certain motor coaches and automotive manufacturing equipment during the 2012 Period.

Expenses for the 2012 Period and the 2011 Period are summarized as follows:

	Nine Months Ended September 30,
	2012	2011	Change
Management fees	$3,332,873	$3,740,482	$(407,609)
Administrative expense reimbursements	1,998,170	2,243,007	(244,837)
General and administrative	2,207,752	1,952,784	254,968
Interest	9,486,865	11,473,071	(1,986,206)
Depreciation	30,770,393	23,190,183	7,580,210
Credit loss, net	5,066,484	-	5,066,484
Impairment loss	-	21,902,458	(21,902,458)
Vessel operating expense	-	1,326,362	(1,326,362)
(Gain) loss on derivative financial instruments	(2,732,481)	186,376	(2,918,857)
Total expenses	$50,130,056	$66,014,723	$(15,884,667)

Total expenses for the 2012 Period decreased $15,884,667, or 24.1%, as compared to the 2011 Period. The decrease in total expenses was primarily due to an impairment loss recorded by ICON Mayon, LLC during the 2011 Period, without any comparable expense in the 2012 Period, and an increase in the valuation of our warrants during the 2012 Period, partially offset by an increase in depreciation due to the reduction in residual values for certain vessels during 2011 and the credit loss on the personal guaranty relating to the lease with LC Manufacturing during the 2012 Period.

Noncontrolling Interests

Net income attributable to noncontrolling interests increased $8,660,988, from a net loss of $7,598,233 in the 2011 Period to net income of $1,062,755 in the 2012 Period. The increase was primarily due to no operating losses or other losses being incurred during the 2012 Period of the same or greater magnitude as the operating loss recorded by ICON Mayon, LLC during the 2011 Period.

Net Income (Loss) Attributable to Fund Twelve

As a result of the foregoing factors, net income (loss) attributable to us for the 2012 Period and the 2011 Period was $82,363 and $(1,755,516), respectively. Net income (loss) attributable to us per weighted average additional Share outstanding for the 2012 Period and the 2011 Period was $0.23 and $(4.98), respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2012 compared to December 31, 2011.

Total Assets

Total assets decreased $62,426,368, from $482,661,127 at December 31, 2011 to $420,234,759 at September 30, 2012. The decrease was primarily due to the depreciation of leased equipment at cost and cash distributions to our members and noncontrolling interests during the 2012 Period.

Current Assets

Current assets decreased $1,858,366, from $56,927,106 at December 31, 2011 to $55,068,740 at September 30, 2012. The decrease was primarily due to cash distributions to our members and noncontrolling interests and cash used for investments in five notes receivable, partially offset by the prepayment of five notes receivable and proceeds received from the sale of equipment during the 2012 Period.

Total Liabilities

Total liabilities decreased $35,982,618, from $237,058,015 at December 31, 2011 to $201,075,397 at September 30, 2012. The decrease was primarily due to scheduled repayments of our non-recourse long-term debt during the 2012 Period.

Current Liabilities

Current liabilities increased $2,857,151, from $61,304,062 at December 31, 2011 to $64,161,213 at September 30, 2012. The increase was primarily due to the scheduled repayments of our non-recourse long-term debt, partially offset by decreases in derivative financial instruments, deferred revenue and accrued expenses and other current liabilities.

Equity

Equity decreased $26,443,750, from $245,603,112 at December 31, 2011 to $219,159,362 at September 30, 2012. The decrease was primarily due to distributions to our members and noncontrolling interests during the 2012 Period.

Liquidity and Capital Resources

Summary

At September 30, 2012 and December 31, 2011, we had cash and cash equivalents of $24,789,545 and $26,317,435, respectively. During our offering period, our main source of cash was from financing activities and our main use of cash was in investing activities. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we enter into new investments, meet our debt obligations, pay distributions to our members and to the extent that expenses exceed cash flows from operations and the proceeds from sale of our investments.

We currently have adequate cash balances and generate a sufficient amount of cash flow from operations to meet our short-term working capital requirements.  We expect to generate sufficient cash flows from operations to sustain our working capital requirements in the foreseeable future. In the event that our working capital is not adequate to fund our short-term liquidity needs, we could borrow under our revolving line of credit. At September 30, 2012, we had $10,000,000 available under our Facility pursuant to the borrowing base, available to fund our short-term liquidity needs. For additional information, see Note 7 to our consolidated financial statements.

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

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of September 30, 2012, the cash reserve was $1,738,435.

Cash Flows

Operating Activities

Cash provided by operating activities decreased $5,315,371, from $34,723,368 in the 2011 Period to $29,407,997  in the 2012 Period.  The decrease was primarily due to the decrease in the collection of rentals from operating leases and finance leases as a result of the year-over-year decrease in leased equipment at cost and net investment in finance leases.

Investing Activities

Cash provided by investing activities decreased $541,044, from $11,624,921 in the 2011 Period to $11,083,877  in the 2012 Period. The decrease was due to our investments in five notes receivable during the 2012 Period and the year-over-year decrease in distributions received from joint ventures in excess of profits, partially offset by our investment in a noncontrolling interest during the 2011 Period and the prepayment of five notes receivable during the 2012 Period.

Financing Activities

Cash used in financing activities decreased $2,658,239, from $44,687,548 in the 2011 Period to $42,029,309 in the 2012 Period.  The decrease was primarily due to the decreases in distributions to noncontrolling interests and repayments of non-recourse long-term debt, partially offset by the decrease in proceeds received from non-recourse long-term debt.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at September 30, 2012 of $135,227,560. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender.  If the lessee were to default on the underlying lease resulting in our defaulting on the non-recourse long-term  debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term  debt.

Distributions

We, at our Manager’s discretion, pay monthly distributions to each of our additional members beginning with the first month after each such member’s admission and expect to continue to pay such distributions until the end of our operating period. We paid distributions of $254,839, $25,228,626, and $3,463,493 to our Manager, additional members and noncontrolling interests, respectively, during the 2012 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2012, we had non-recourse debt obligations. The lender has a security interest in the majority of the equipment collateralizing each non-recourse long-term debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee.  In other cases, we receive the rental payments and pay the lender. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At September 30, 2012, our outstanding non-recourse long-term indebtedness was $135,227,560. We had no borrowings under the Facility at September 30, 2012.

In connection with certain investments, we are required to maintain restricted cash accounts with certain banks.  The aforementioned cash amounts are presented within other non-current assets in our consolidated balance sheets at September 30, 2012 and December 31, 2011.

On June 20, 2011, ICON EAR filed a complaint in the Court of Common Pleas, Hamilton County, Ohio, against EAR’s auditors alleging malpractice and negligent misrepresentation.  On May 3, 2012, the case was settled in ICON EAR’s favor for $590,000, of which our portion was approximately $230,000.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2012, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Manager consented to our repurchase of 88 Shares during the 2012 Quarter. The repurchase amounts are calculated according to a specified repurchase formula pursuant to our limited liability company agreement. Repurchased Shares have no voting rights and do not share in distributions with other members. Our limited liability company agreement limits the number of Shares that can be repurchased in any one year and repurchased Shares may not be reissued. The following table details our Share repurchases for the three months ended September 30, 2012:

	Total Number of	Average Price Paid
Period	Shares Repurchased	Per Share
July 1, 2012 through July 31, 2012	20	$669.63
August 1, 2012 through August 30, 2012	68	$659.61
September 1, 2012 through September 30, 2012	-	$-
Total	88

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

November 15, 2012

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Managing Director (Principal Financial and Accounting Officer)