Form 10-K
period 2012-12-31
ICON LEASING FUND TWELVE, LLC
filed 2013-03-22
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended		December 31, 2012
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number		000-53189

ICON Leasing Fund Twelve, LLC
(Exact name of registrant as specified in its charter)

Delaware		20-5651009
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor
New York, New York		10016
(Address of principal executive offices)		(Zip Code)
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

Large accelerated filer 		Accelerated filer 
Non-accelerated filer ☑ (Do not check if a smaller reporting company)		Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Not applicable. There is no established market for shares of the limited liability company interests of the registrant.

Number of outstanding shares of limited liability company interests of the registrant on March 20, 2013 is 348,429.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward-Looking Statements

Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “would,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.  We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 1. Business

Our History

ICON Leasing Fund Twelve, LLC (the “LLC” or “Fund Twelve”) was formed on October 3, 2006 as a Delaware limited liability company.  The LLC will continue until December 31, 2026, unless terminated sooner.  When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” or similar terms refer to the LLC and its consolidated subsidiaries.

Our manager is ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp (our “Manager”).  Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions into which we enter.

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

Our initial closing date was May 25, 2007 (the “Commencement of Operations”), the date at which we raised $1,200,000. From the Commencement of Operations to April 30, 2009, we sold approximately 348,826 Shares, representing $347,686,947 of capital contributions and admitted 6,503 additional members.  In addition, pursuant to the terms of our offering, we established a reserve in the amount of 0.5% of the gross offering proceeds.  As of December 31, 2012, the reserve equals $1,738,435.  Through December 31, 2012, we repurchased 397 Shares pursuant to our repurchase plan.  Beginning with the Commencement of Operations through April 30, 2009, we paid $26,995,024 of sales commissions to third parties, $5,488,440 of organizational and offering expense allowance to our Manager and $6,748,756 of dealer-manager fees to ICON Securities, LLC, formerly known as ICON Securities Corp., our dealer-manager in the offering and an affiliate of our Manager.

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

At December 31, 2012 and 2011, we had total assets of $365,787,022 and $482,661,127, respectively.  For the year ended December 31, 2012, we had four lessees that accounted for approximately 80.4% of our total rental and finance income of $64,538,803.  Net loss attributable to us for the year ended December 31, 2012 was $28,009,680.  For the year ended December 31, 2011, we had three lessees that accounted for approximately 60.8% of our total rental and finance income of $75,924,199.  Net income attributable to us for the year ended December 31, 2011 was $2,953,773.  For the year ended December 31, 2010, we had three lessees that accounted for approximately 51.3% of our total rental and finance income of $86,486,287.  Net income attributable to us for the year ended December 31, 2010 was $11,875,465.

At December 31, 2012, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Marine Vessels and Equipment

•               Two containership vessels, the Aegean Express and the Far Vizag (f/k/a the Arabian Express), each subject to a 72 month bareboat charter that expires in April 2014.

•               Two aframax product tankers, the Eagle Auriga and the Eagle Centaurus, each subject to an 84 month bareboat charter that expires in November 2013.

•               A 64.3% ownership interest in two aframax product tankers, the Eagle Carina and the Eagle Corona, each subject to an 84 month bareboat charter that expires in November 2013.

•               A 51% ownership interest in a 300-man accommodation and work barge, the Swiber Victorious, subject to a 96 month bareboat charter that expires in March 2017.

•               Marine diving equipment subject to a 60 month lease that expires in June 2014.

•               Three barges, the Leighton Mynx, the Leighton Stealth and the Leighton Eclipse, subject to 96 month bareboat charters that expire between June and October 2017.

•               A product tanker vessel, the Ocean Princess, subject to a 60 month bareboat charter that expires in October 2014.

•               A pipelay barge, the Leighton Faulkner, subject to a 96 month bareboat charter that expires in January 2018.

•               A 25% ownership interest in two aframax product tankers, the Eagle Otome and the Eagle Subaru, and two Very Large Crude Carriers (the “VLCCs”), the Eagle Vermont and the Eagle Virginia.  The aframax product tankers are each subject to a three year bareboat charter that expires in March 2014.  The VLCCs are each subject to a 10 year bareboat charter that expires in March 2021.

Manufacturing Equipment

•               Auto parts manufacturing equipment subject to a 24 month lease that expires in June 2013.

•               A 45% ownership interest in packaging manufacturing equipment subject to a 60 month lease that expires in September 2013.

•               We had a 55% ownership interest in semiconductor manufacturing equipment leased to Equipment Acquisition Resources, Inc. (“EAR”).  The lease was scheduled to expire in June 2013, but on October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Accordingly, the assets securing the lease have been classified as other current assets on our consolidated balance sheets at December 31, 2012.

Mining Equipment

•               A Bucyrus Erie model 1570 Dragline subject to a 60 month lease that expires in May 2013.

Telecommunications Equipment

•               Telecommunications equipment subject to four 36 month leases that expire between July 2013 and March 2014.

Gas Compressors

•               A 49.54% ownership interest in eight Ariel natural gas compressors subject to 48 month leases that expire in August 2013.

Notes Receivable

•               Three term loans to ARAM Rentals Corporation and ARAM Seismic Rentals Inc. (collectively referred to as the “ARAM Borrowers”), secured by analog seismic system equipment, that mature in August 2014.

•               Two term loans to Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd. (collectively, “Ocean Navigation”), secured by aframax product tankers, that mature in July and September 2016.

•               A term loan to EMS Enterprise Holdings, LLC, EMS Holdings II, LLC, EMS Engineered Materials Solutions, LLC, EMS CUP, LLC and EMS EUROPE, LLC (“collectively, “EMS”), secured by metal cladding and production equipment, that matures in September 2014.

•               A 25% ownership interest in a term loan to Jurong Aromatics Corporation Pte. Ltd. (“JAC”), secured by all equipment, plant and machinery associated with a condensate splitter and aromatics complex, that matures in January 2021.

•               A term loan to VAS Aero Services, LLC (“VAS”), secured by all of VAS’s assets, that matures in October 2014.

•               A term loan to affiliates of Frontier Oilfield Services, Inc. (collectively, “Frontier”), secured by saltwater disposal wells and related equipment, that matures in January 2018.

•               A term loan to Superior Tube Company, Inc. and Tubes Holdco Limited (collectively, “Superior”), secured by tube manufacturing and related equipment, that matures in October 2017.

•               A term loan to SAExploration, Inc., SAExploration Seismic Services (US), LLC, and NES, LLC (collectively, “SAE”), secured by seismic testing equipment, that matures in November 2016.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2012, 2011 and 2010, please refer to “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Financial Information Regarding Geographic Areas

Certain of our investments generate revenue in geographic areas outside of the United States.  For additional information, see Note 14 to our consolidated financial statements.

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

The Internal Revenue Service (the “IRS”) may deem the majority of your distributions to be a return of capital for tax purposes during our early years.  Distributions would be deemed to be a return of capital for tax purposes to the extent that we are distributing cash in an amount greater than our taxable income.  The fact that the IRS deems distributions to be a return of capital in part and we report an adjusted tax basis to you on Schedule K-1 is not an indication that we are performing greater than or less than expectations and cannot be utilized to forecast what your final return might be.

Your ability to resell your Shares is limited by the absence of a public trading market and substantial transfer restrictions. Therefore, you should be prepared to hold your Shares for the life of the fund.

A public market does not exist for our Shares and we do not anticipate that a public market will develop for our Shares, our Shares are not currently and will not be listed on any national securities exchange at any time, and we will take steps to ensure that no public trading market develops for our Shares.  In addition, our limited liability company agreement (the “LLC Agreement”) imposes significant restrictions on your right to transfer your Shares.  We have established these restrictions to comply with federal and State securities laws, as well as to ensure that we will not be considered to be a publicly traded partnership that is taxed as a corporation for federal income tax purposes.  Your ability to sell or otherwise transfer your Shares is extremely limited and will depend on your ability to identify a buyer.  Thus, you will probably not be able to sell or otherwise liquidate your Shares in the event of an emergency and, even if you were able to arrange a sale, the price you receive would likely be at a substantial discount to the price you paid for your Shares.  As a result, you must view your investment in our Shares as a long-term, illiquid investment.

If you request that we repurchase your Shares, you may receive significantly less than you would receive if you held your Shares for the life of the LLC.

You may request that we repurchase up to all of your Shares.  We are under no obligation to do so, however, and will have only limited cash available for this purpose.  If we repurchase your Shares, the formula for the repurchase price has been unilaterally set and, depending upon when you request repurchase, the repurchase price may be less than the unreturned amount of your investment.  If your Shares are repurchased, the repurchase price may provide you a significantly lower value than the value you would realize by retaining your Shares for the duration of the LLC.

You may not receive cash distributions every month and, therefore, you should not rely on cash distributions from your Shares as a source of income.

You should not rely on cash distributions from your Shares as a source of income.  While we intend to make monthly cash distributions through the end of our operating period, our Manager has and may determine again in the future that it is in our best interest to periodically change the amount of the cash distributions you receive or to not make any distributions in some months.  Losses from our operations of the types described in these risk factors and unexpected liabilities could result in a reduced level of distributions to you.  Additionally, during the liquidation period, although we expect that lump sums will be distributed from time to time if and when financially significant assets are sold, regularly scheduled distributions will decrease because there will be fewer investments available to generate cash flow.

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

Our assets may be plan assets for ERISA purposes, which could subject our Manager to additional restrictions on its ability to operate our business with respect to all members.

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Internal Revenue Code of 1986, as amended (the “Code”) may apply what is known as the look-through rule to an investment in our Shares.  Under that rule, the assets of an entity in which a qualified plan or IRA has made an equity investment may constitute assets of the qualified plan or IRA.  If you are a fiduciary of a qualified plan or IRA, you should consult with your advisors and carefully consider the effect of that treatment if the look-through rule is applied.  If the look-through rule were to apply, our Manager may be viewed as an additional fiduciary with respect to the qualified plan or IRA to the extent of any decisions relating to the undivided interest in our assets represented by the Shares held by such qualified plan or IRA.  This could result in some restriction on our Manager’s willingness to engage in transactions that might otherwise be in the best interest of all Share holders due to the strict rules of ERISA regarding fiduciary actions.

The statements of value that we include in this Annual Report on Form 10-K and future Annual Reports on Form 10-K and that we will send to fiduciaries of plans subject to ERISA and to certain other parties are only estimates and may not reflect the actual value of our Shares.

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

The decisions of our Manager may be subject to various conflicts of interest arising out of its relationship to us and our affiliates.  Our Manager could be confronted with decisions in which it will, directly or indirectly, have an economic incentive to place its respective interests or the interests of its affiliates above ours.  As of December 31, 2012, our Manager manages or is the investment manager or managing trustee for seven other public equipment leasing and finance funds.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”  These conflicts may include, but are not limited to:

•               our Manager may receive more fees for making investments if we incur indebtedness to fund these investments than if indebtedness is not incurred;

•               our LLC Agreement does not prohibit our Manager or any of our affiliates from competing with us for investments or engaging in other types of business;

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

Any conflicts in determining and allocating investments between us and our Manager, or between us and another fund managed by our Manager, are resolved by our Manager’s investment committee, which also serves as our investment committee and the investment committee for other funds managed by our Manager and its affiliates.  Since all of the members of our Manager’s investment committee are officers of our Manager and are not independent, matters determined by such investment committee, including conflicts of interest between us and our Manager and our affiliates involving investment opportunities, may not be as favorable to you and our other investors as they would be if independent members were on the committee.  Generally, if an investment is appropriate for more than one fund, our Manager’s investment committee will allocate the investment to a fund (which includes us) after taking into consideration at least the following factors:

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

We do not employ our own full-time officers, managers or employees.  Instead, our Manager supervises and controls our business affairs.  Our Manager’s officers and employees are also officers and employees of our Manager and its affiliates.  In addition to sponsoring and managing us and other equipment funds, our Manager and its affiliates currently sponsor, manage and/or distribute other investment products, including, but not limited to, a business development company and an oil and gas fund.

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

Our Manager and its affiliates will receive expense reimbursements and fees from us and those reimbursements and fees are likely to exceed the income portion of distributions made to members during our early years.

Before making any distributions to our members, we have reimbursed and will reimburse our Manager and its affiliates for expenses incurred on our behalf, and pay our Manager and its affiliates fees for acquiring, managing, and realizing our investments. The expense reimbursements and fees of our Manager and its affiliates were established by our Manager in compliance with the NASAA Guidelines (the North American Securities Administrators Association guidelines for publicly offered, finite-life equipment leasing and finance funds) in effect on May 7, 2007 and are not based on arm’s-length negotiations, but are subject to the limitations set forth in our LLC Agreement.  Nevertheless, the amount of these expense reimbursements and fees is likely to exceed the income portion of distributions made to members in our early years.

In general, expense reimbursements and fees are paid without regard to the amount of our cash distributions to our additional members, and regardless of the success or profitability of our operations.  Some of those fees and expense reimbursements will be required to be paid as we acquire our portfolio and incur expenses, such as accounting and interest expenses, costs for supplies, etc., even though we may not yet have begun to receive revenues from all of our investments.  This lag between the time when we must pay fees and expenses and the time when we receive revenues may result in losses to us during our early years, which our Manager believes is typical for start-up companies such as us.

Furthermore, we are likely to borrow a significant portion of the purchase price of some of our investments.  This use of indebtedness should permit us to make more investments than if borrowings were not utilized.  As a consequence, we may pay greater fees to our Manager than if no indebtedness were incurred because management and acquisition fees are based upon the gross payments earned or receivable from, or the purchase price (including any indebtedness incurred) of, our investments.

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

The amount of assets that our Manager manages has grown substantially since our Manager was formed in 1985 and our Manager and its affiliates intend to continue to sponsor and manage, as applicable, funds similar to and different from  us that may be sponsored and managed concurrently with us and they expect to experience further growth in their respective assets under management.  Our Manager’s future success will depend on the ability of its and its affiliates’ officers and key employees to implement and improve their operational, financial and management controls, reporting systems and procedures, and manage a growing number of assets and investment funds.  However, they may not implement improvements to their management information and control systems in an efficient or timely manner and they may discover deficiencies in their existing systems and controls.  Thus, our Manager’s anticipated growth may place a strain on its administrative and operations infrastructure, which could increase its costs and reduce its efficiency and could negatively impact our operations, business and financial condition.

Operational risks may disrupt our business and result in losses.

We may face operational risk from errors made in the execution, confirmation or settlement of transactions.  We may also face operational risk from our transactions not being properly recorded, evaluated or accounted for.  We rely heavily on our Manager’s financial, accounting, and other software systems.  If any of these systems fail to operate properly or become disabled, we could suffer financial loss and a disruption of our business.  In addition, we are highly dependent on our Manager’s information systems and technology.  There can be no assurance that these information systems and technology will be able to accommodate our Manager’s growth or that the cost of maintaining such systems will not increase from its current level.  A failure to accommodate growth, or an increase in costs related to such information systems, could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.  Furthermore, we depend on the headquarters of our Manager, which are located in New York City, for the operation of our business.  A disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, may have an adverse impact on our ability to continue to operate our business without interruption, which could have a material adverse effect on us.  Although we have disaster recovery programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for any losses.  Finally, we rely on third-party service providers for certain aspects of our business, including certain accounting and financial services.  Any interruption or deterioration in the performance of these third parties could impair the quality of our operations and could adversely affect our business and result in losses.

We rely on our systems, certain affiliates' employees, and certain third-party vendors and service providers in conducting our operations, and certain failures, including internal or external fraud, operational errors, systems malfunctions, or cybersecurity incidents, could materially adversely affect our operations.

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

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate.  A decline in economic activity in the United States or internationally could materially affect our financial condition and results of operations.  The equipment leasing and financing industry is influenced by factors such as interest rates, inflation, employment rates and other macroeconomic factors over which we have no control.  Any decline in economic activity as a result of these factors could result in a decrease in the number of transactions in which we participate and in our profitability.

Uncertainties associated with the equipment leasing and financing industry may have an adverse effect on our business and may adversely affect our ability to give you any economic return from our Shares or a complete return of your capital.

There are a number of uncertainties associated with the equipment leasing and financing industry that may have an adverse effect on our business and may adversely affect our ability to make cash distributions to you that will, in total, be equal to a return of all of your capital, or provide for any economic return from our Shares.  These include, but are not limited to:

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

We may not be able to obtain financing on acceptable terms and conditions for some of our investments.  Recently, domestic and international financial markets have experienced unusual volatility and uncertainty.  If this volatility and uncertainty persists, our ability to borrow to finance the acquisition of some of our investments could be significantly impacted.  If we are unable to borrow on acceptable terms and conditions, we may have to reduce the number of and possibly limit the type of investments we will make, and the return on some of the investments we do make could be lower.  All of these events could have a material adverse effect on our results of operations, financial condition and ability to meet our investment objectives.

Because we borrowed and may in the future borrow money to make our investments, losses as a result of lessee, borrower or other counterparty defaults may be greater than if such borrowings were not incurred.

Although we acquired some of our investments for cash, we borrowed and may in the future borrow a substantial portion of the purchase price of certain of our investments.  While we believe the use of leverage will result in our ability to make more investments with less risk than if leverage is not utilized, there can be no assurance that the benefits of greater size and diversification of our investment portfolio will offset the heightened risk of loss in an individual investment using leverage.  With respect to non-recourse borrowings, if we are unable to pay our debt service obligations because a lessee, borrower or other counterparty defaults, a lender could foreclose on the investment securing the non-recourse indebtedness.  This could cause us to lose all or part of our investment or could force us to meet debt service payment obligations so as to protect our investment subject to such indebtedness and prevent it from being subject to repossession.  Additionally, while the majority of our borrowings are non-recourse, we are liable for recourse indebtedness incurred under a revolving line of credit facility with California Bank & Trust (“CB&T”) that is secured by certain of our assets that are not otherwise pledged to other lenders.  CB&T has a security interest in such assets and the right to sell those assets to pay off the indebtedness if we default on our payment obligations.  This recourse indebtedness may increase our risk of loss because we must meet the debt service payment obligations regardless of the revenue we receive from the investment that is subject to such secured indebtedness.  See “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Revolving Line of Credit, Recourse.”

Restrictions imposed by the terms of our indebtedness may limit our financial flexibility.

We are party to a revolving line of credit agreement with CB&T.  The terms of that agreement could restrict us from paying distributions to our members if such payments would cause us not to be in compliance with our financial covenants in that agreement.  For additional information on the terms of our credit agreement, see “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Revolving Line of Credit, Recourse.”

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

In addition, any payment by that guarantor pursuant to its guarantee could be voided and required to be returned to the guarantor, or to a court instituted fund for the benefit of the creditors of the guarantor.

The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred.  Generally, however, a guarantor would be considered insolvent if:

•               the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets;

•               the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•               it could not pay its debts as they become due.

We cannot assure you as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard.  We also cannot make any assurances as to the standards that courts in foreign jurisdictions may use or that courts in foreign jurisdictions will take a position similar to that taken in the United States.

If the value of our investments in certain types of leased equipment declines more rapidly than we anticipate, our financial performance may be adversely affected.

A significant part of the value of some of the equipment that we invest in is expected to be the potential value of the equipment once the lease term expires (with respect to leased equipment).  Generally, equipment is expected to decline in value over its useful life.  In making these types of investments, we assume a residual value for the equipment at the end of the lease or other investment that, at maturity, is expected to be enough to return the cost of our investment in the equipment and provide a rate of return despite the expected decline in the value of the equipment over the term of the investment.  However, the actual residual value of the equipment at maturity and whether that value meets our expectations will depend to a significant extent upon the following factors, many of which are beyond our control:

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

If a lessee or other counterparty fails to maintain equipment in accordance with the terms of our financing agreements, we may have to make unanticipated expenditures to repair the equipment in order to protect our investment.  In addition, some of the equipment we invest in is used equipment.  While we plan to inspect most used equipment prior to making an investment, there is no assurance that an inspection of used equipment prior to purchasing it will reveal any or all defects and problems with the equipment that may occur after it is acquired by us.

We typically obtain representations from the sellers and lessees of used equipment that:

•               the equipment has been maintained in compliance with the terms of applicable agreements;

•               neither the seller nor the lessee is in violation of any material terms of such agreements; and

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

We enter into transactions with parties that have senior debt rated below investment grade or no credit rating.  We do not require such parties to have a minimum credit rating. Lessees, borrowers, and other counterparties with lower or no credit ratings may default on payments to us more frequently than lessees, borrowers or other counterparties with higher credit ratings.  For example, if a lessee does not make lease payments to us or to a lender on our behalf or a borrower does not make loan payments to us when due, or violates the terms of its contract in another important way, we may be forced to terminate our agreements with such parties and attempt to recover the equipment.  We may do this at a time when we may not be able to arrange for a new lease or to sell our investment right away, if at all.  We would then lose the expected revenues and might not be able to recover the entire amount or any of our original investment.  The costs of recovering equipment upon a lessee’s, borrower’s or other counterparty’s default, enforcing the obligations under the contract, and transporting, storing, repairing, and finding a new lessee or purchaser for the equipment may be high and may negatively affect the value of our investment in the equipment.  These costs could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

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

We made and may in the future make investments in equipment outside of the United States.  We may have difficulty enforcing our rights under foreign transaction documents. In addition, we may have difficulty repossessing equipment if a foreign party defaults and enforcement of our rights outside the United States could be more expensive.  Moreover, foreign jurisdictions may confiscate our equipment.  Use of equipment in a foreign country will be subject to that country’s tax laws, which may impose unanticipated taxes.  While we seek to require lessees, borrowers, and other counterparties to reimburse us for all taxes imposed on the use of the equipment and require them to maintain insurance covering the risks of confiscation of the equipment, we cannot assure you that we will be successful in doing so or that insurance reimbursements will be adequate to allow for recovery of and a return on foreign investments.

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

Furthermore, when we acquire an interest in foreign equipment, we may not be able to hedge our foreign currency exposure with respect to the value of such equipment because the terms and conditions of such hedge contracts might not be in the best interests of our members.  Even with transactions requiring payments in U.S. dollars, the equipment may be sold at maturity for an amount that cannot be pre-determined to a buyer paying in a foreign currency.  This could positively or negatively affect our income from such a transaction when the proceeds are converted into U.S. dollars.

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

We may invest in joint ventures with other businesses our Manager and its affiliates manage, as well as with unrelated third parties.  Investing in joint ventures involves additional risks not present when making investments in equipment that are wholly owned by us.  These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture may be required to guarantee all of the joint venture’s obligations.  Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with our investment objectives and want to manage the joint venture in ways that do not maximize our return.  Among other things, actions by a co-investor might subject investments that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement.  Also, when none of the co-investors control a joint venture, there might be a stalemate on decisions, including when to sell the equipment or the prices or terms of a loan or lease.  Finally, while we typically have the right to buy out the other co-investor’s interest in the equipment in the event of a sale, we may not have the resources available to do so.  These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

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

In addition to credit risks, we may be subject to other risks in equipment financing transactions in which we are deemed to be a lender. For example, equipment leases have sometimes been held by U.S. courts to be loan transactions subject to State usury laws, which limit the interest rate that can be charged. Uncertainties in the application of some laws may result in inadvertent violations that could result in reduced investment returns or, possibly, losses on our investments in the affected transactions. Although part of our business strategy is to enter into or acquire leases that are structured so that they avoid being deemed loans, and would therefore not be subject to usury laws, we cannot assure you that we will be successful in doing so. In addition, as part of our business strategy, we also make or acquire secured loans, which are also subject to usury laws and, while we attempt to structure these to avoid being deemed in violation of usury laws, we cannot assure you that we will be successful in doing so. Loans at usurious interest rates are subject to a reduction in the amount of interest due under such loans and, if an equipment lease or secured loan is held to be a loan with a usurious rate of interest, the amount of the lease or loan payment could be reduced, which would adversely affect our revenue.

State laws determine what rates of interest are deemed usurious, when the applicable rate of interest is determined, and how it is calculated.  In addition, some U.S. courts have also held that certain lease and loan features, such as equity interests, constitute additional interest.  Although we generally seek assurances and/or opinions to the effect that our transactions do not violate applicable usury laws, a finding that our transactions violate usury laws could result in the interest obligation to us being declared void and we could be liable for damages and penalties under applicable law.  We cannot assure you as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard.  We also cannot make any assurances as to the standards that courts in foreign jurisdictions may use or that courts in foreign jurisdictions will take a position similar to that taken in the United States.

We compete with a variety of financing sources for our investments, which may affect our ability to achieve our investment objectives.

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region.  Our competitors are varied and include other equipment leasing and finance funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors.  Competition from both traditional competitors and new market entrants remains intense due to the recognition of the potential to achieve attractive returns by participating in the commercial leasing and finance industry.  We compete primarily on the basis of pricing, terms and structure.  To the extent that our competitors compete aggressively on any combination of those factors, we could fail to achieve our investment objectives.

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

In any particular year, your tax liability from owning our Shares may exceed the cash distributions you receive from this investment.  While we expect that your net taxable income from owning our Shares for most years will be less than your cash distributions in those years, to the extent any of our debt is repaid with income or proceeds from equipment sales, taxable income could exceed the amount of cash distributions you receive in those years.  Additionally, a sale of our investments may result in taxes in a given year that are greater than the amount of cash from the sale, resulting in a tax liability in excess of cash distributions.  Further, due to the operation of the various loss disallowance rules, in a given tax year you may have taxable income when, on a net basis, we have a loss, or you may recognize a greater amount of taxable income than your share of our net income because, due to a loss disallowance, income from some of our activities cannot be offset by losses from some of our other activities.

You may be subject to greater income tax obligations than originally anticipated due to special depreciation rules.

We may acquire equipment subject to lease that the Code requires us to depreciate over a longer period than the standard depreciation period.  Similarly, some of the equipment that we purchase may not be eligible for accelerated depreciation under the Modified Accelerated Cost Recovery System, which was established by the Tax Reform Act of 1986 to set forth the guidelines for accelerated depreciation under the Code.  Further, if we acquire equipment that the Code deems to be tax-exempt use property and the leases do not satisfy certain requirements, losses attributable to such equipment are suspended and may be deducted only against income we receive from such equipment or when we dispose of such equipment.  Depending on the equipment that we acquire and its eligibility for accelerated depreciation under the Code, we may have fewer depreciation deductions to offset gross lease revenue, thereby increasing our taxable income.

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

If you are or invest through a tax-exempt entity or organization, you will have unrelated business taxable income from this investment.

Tax-exempt entities and organizations are subject to income tax on unrelated business taxable income (“UBTI”).  Such entities and organizations are required to file federal income tax returns if they have UBTI from all sources in excess of $1,000 per year.  Our leasing income will constitute UBTI.  Furthermore, tax-exempt organizations in the form of charitable remainder trusts will be subject to an excise tax equal to 100% of their UBTI.

To the extent that we borrow money in order to finance our lending activities, a portion of our income from such activities will be treated as attributable to debt-financed property and, to the extent so attributable, will constitute UBTI.  We presently do not expect to finance our lending activities with borrowed funds.  Nevertheless, the debt-financed UBTI rules are broad and there is much uncertainty in determining when, and the extent to which, property should be considered debt-financed.  Thus, the IRS might assert that a portion of the assets we acquire as part of our lending activities is debt-financed property generating UBTI, especially with regard to any indebtedness we incur to fund working capital at a time when we hold loans we have acquired or made to others.  If the IRS were to successfully assert that debt we believed should have been attributed to our leasing activities should instead be attributed to our lending activities, the amount of our income that constitutes UBTI would be increased.

This investment may cause you to pay additional taxes.

You may be required to pay alternative minimum tax in connection with owning our Shares, since you will be allocated a proportionate share of our tax preference items.  Our Manager’s operation of our business affairs may lead to other adjustments that could also increase your alternative minimum tax.  In addition, the IRS could take the position that all or a portion of our lending activities are not a trade or business, but rather an investment activity.  If all or a portion of our lending activities are not considered to be a trade or business, then a portion of our management fees could be considered investment expenses rather than trade or business expenses.  To the extent that a portion of our fees are considered investment expenses, that portion of such fees would not be deductible for alternative minimum tax purposes and would be subject to a limitation for regular tax purposes.  Alternative minimum tax is treated in the same manner as the regular income tax for purposes of making estimated tax payments.

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

Some of the distributions paid with respect to our Shares will be a return of capital, in whole or in part, which will complicate your tax reporting and could cause unexpected tax consequences at liquidation.

As we depreciate our investments in leased equipment over the term of our existence and/or borrowers repay the loans we make to them, it is very likely that a portion of each distribution paid by us will be considered a return of capital, rather than income.  Therefore, the dollar amount of each distribution should not be considered as necessarily being all income to you.  As your capital in our Shares is reduced for tax purposes over the life of your investment, you will not receive a lump sum distribution upon liquidation that equals the purchase price you paid for our Shares, such as you might expect if you had purchased a bond.  Also, payments made upon our liquidation will be taxable to the extent that such payments are not a return of capital.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our Shares are not publicly traded and there is no established public trading market for our Shares. It is unlikely that any such market will develop.

                                                                                                                                Number of Members

                                     Title of Class                                                                    as of March 20, 2013

                            Manager (as a member)                                                                             1

                            Additional members                                                                               8,471

We, at our Manager’s discretion, pay monthly distributions to each of our members beginning the first month after each such member was admitted through the end of our operating period, which we currently anticipate will be in May 2014. We paid distributions to additional members totaling $33,634,797, $33,644,883 and $33,648,098 for the years ended December 31, 2012, 2011 and 2010, respectively. Additionally, we paid our Manager distributions of $339,749, $339,752 and $339,880 for the years ended December 31, 2012, 2011 and 2010, respectively. The terms of our loan agreement with CB&T could restrict us from paying cash distributions to our members if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Revolving Line of Credit, Recourse.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of Shares  pursuant to the offering or to participate in any future offering of our Shares, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our members  a per Share estimated value of our Shares, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Manager prepares statements of our estimated Share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Shares. For these purposes, the estimated value of our Shares  is deemed to be $469.15 per Share as of December 31, 2012. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, we may subsequently revise this valuation.

The estimated value of our Shares is based on the estimated amount that a holder of a Share would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the members upon liquidation. To estimate the amount that our members would receive upon such liquidation, we calculated the sum of: (i) the fair market value of our finance leases and notes receivable, as determined by our internal credit assessment; (ii) the fair market value of our operating leases, equipment held for sale or lease, and other assets, as determined by the most recent third-party appraisals we have obtained for certain assets or our Manager’s estimated values of certain other assets, as applicable; and (iii) our cash on hand. From this amount, we then subtracted our total debt outstanding and then divided that difference by the total number of Shares outstanding.

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

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Shares or our assets. Except for independent third-party appraisals of certain assets, no independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our Shares at this time and none is expected to develop, there can be no assurance that members  could receive $469.15 per Share if such a market did exist and they sold their Shares or that they will be able to receive such amount for their Shares in the future. Furthermore, there can be no assurance:

•               as to the amount members may actually receive if and when we seek to liquidate our assets or the amount of lease and note receivable payments and asset disposition proceeds we will actually receive over our remaining term; the total amount of distributions our members may receive may be less than $1,000 per Share   primarily due to the fact that the funds initially available for investment were reduced from the gross offering proceeds in order to pay selling commissions, dealer-manager fees, organizational and offering expenses, and acquisition fees;

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

The repurchase price we offer in our repurchase plan utilizes a different methodology than that which we use to determine the current value of our Shares for the ERISA and FINRA purposes described above and, therefore, the $469.15 per Share does not reflect the amount that a member  would currently receive under our repurchase plan. In addition, there can be no assurance that you will be able to redeem your Shares under our repurchase plan.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2012	2011	2010	2009	2008
Total revenue and other income	$67,532,393	$75,781,907	$88,393,613	$76,852,787	$28,849,101
Net (loss) income attributable to Fund Twelve	$(28,009,680)	$2,953,773	$11,875,465	$13,858,916	$5,942,580
Net (loss) income attributable to Fund Twelve
allocable to additional members	$(27,729,583)	$2,924,235	$11,756,710	$13,720,327	$5,883,154
Net (loss) income attributable to Fund Twelve
allocable to Manager	$(280,097)	$29,538	$118,755	$138,589	$59,426

Weighted average number of additional shares of
limited liability company interests outstanding	348,544	348,650	348,679	333,979	181,777
Net (loss) income attributable to Fund Twelve
per weighted average additional share of
limited liability company interests outstanding	$(79.56)	$8.39	$33.72	$41.08	$32.36
Distributions to additional members	$33,634,797	$33,644,883	$33,648,098	$31,554,863	$16,072,151
Distributions per weighted average additional share
of limited liability company interests outstanding	$96.50	$96.50	$96.50	$94.48	$88.42
Distributions to Manager	$339,749	$339,752	$339,880	$318,725	$162,440

	December 31,
	2012	2011	2010	2009	2008
Total assets	$365,787,022	$482,661,127	$593,494,687	$620,565,554	$438,585,542
Non-recourse long-term debt and
seller's credit	$180,276,813	$224,502,156	$265,771,158	$264,349,884	$162,575,068
Members' equity	$158,539,531	$218,571,273	$247,928,256	$273,079,715	$223,487,730

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

Overview

Our offering period ended on April 30, 2009 and our operating period commenced on May 1, 2009.  We operate as an equipment leasing and finance program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve.  With the proceeds from the sale of our Shares, we invested and continue to invest in equipment subject to leases, other equipment financing, and residual ownership rights in items of leased equipment and established a cash reserve.  After the net offering proceeds were invested, additional investments are made with the cash generated from our investments to the extent that cash is not used for expenses, reserves and distributions to members.  The investment in additional equipment leases and other financing transactions in this manner is called “reinvestment.”  We anticipate investing in equipment leases and other financing transactions from time to time for five years from the date we completed the offering, April 30, 2009.  This time frame is called the “operating period” and may be extended, at the sole discretion of our Manager, for up to an additional three years.  After the operating period, we will then sell our assets in the ordinary course of business during a time frame called the “liquidation period.”

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

While our Manager believes the U.S. economy is likely to continue its recovery, our Manager believes this recovery will maintain its gradual progression. Further, this recovery will likely face certain headwinds as we move through 2013 due to factors such as the rate of employment expansion, uncertainty surrounding changes to the U.S. Internal Revenue Code and future U.S. budget policies.

Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2012, 2011 and 2010:

Telecommunications Equipment

On June 25, 2010, we financed our future receivables from certain schedules to our master lease agreement with Global Crossing Telecommunications, Inc. by borrowing approximately $12,449,000 from CapitalSource Bank.  CapitalSource received a first priority security interest in the financed schedules.  Interest is payable at a rate of 9% per year.  During the year ended December 31, 2011, at the expiration of several lease schedules, we sold certain telecommunications equipment to Global Crossing for approximately $4,915,000 and recorded a gain on sale of approximately $1,597,000.

From July 15, 2010 through March 31, 2011, we purchased information technology equipment for approximately $5,029,000 and simultaneously leased the equipment to Broadview Networks Holdings, Inc. and Broadview Networks Inc. (collectively, “Broadview”).  The base term of the four schedules is for a period of 36 months, which commenced between August 1, 2010 and April 1, 2011.  On August 22, 2012, Broadview commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court in the Southern District of New York.  On November 14, 2012, Broadview completed a prepackaged restructuring, emerged from bankruptcy and affirmed all of our leases.

Marine Vessels and Equipment

On December 18, 2009, we entered into an agreement to purchase the pipelay barge, the Leighton Faulkner, from an affiliate of Leighton Holdings Ltd. (“Leighton”) for $20,000,000.  Simultaneously, we entered into a bareboat charter with Leighton for a period of 96 months commencing on January 5, 2010.  The purchase price for the Leighton Faulkner was funded by $1,000,000 in cash and $19,000,000 in non-recourse indebtedness, which included $12,000,000 of senior debt from Standard Chartered Bank and a $7,000,000 subordinated interest-free seller’s credit.  The seller’s credit is recorded on a discounted basis and is being accreted to its stated value as interest expense over its term.

During 2010, we entered into an agreement to upgrade the Leighton Mynx, a barge currently bareboat chartered to Leighton through June 2017, by acquiring certain equipment and making certain upgrades.  The upgrades included the addition of a helicopter deck, as well as new cranes and an accommodation unit.  The $23,500,000 cost of the upgrades was financed with $3,050,000 in cash and $20,450,000 in non-recourse indebtedness, which included an interest-free $4,000,000 subordinated contractor’s credit and $16,450,000 of senior debt from Standard Chartered.  The subordinated contractor’s credit is recorded on a discounted basis and is being accreted to its carrying value as interest expense over its term.  In consideration for financing the upgrades, the bareboat charter for the Leighton Mynx was amended to, among other things, increase the amount of monthly charter hire payable by Leighton and increase the purchase option price at the expiration of the charter.  On November 12, 2010, the upgrade to the Leighton Mynx was completed and the barge resumed operations.

On March 29, 2011, we and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), an entity also managed by our Manager, entered into a joint venture owned 25% by us and 75% by Fund Fourteen, for the purpose of acquiring two aframax product tankers and two VLCCs.  Our contribution to the joint venture was approximately $12,166,000.  The aframax product tankers were each acquired for $13,000,000 and simultaneously bareboat chartered to AET Inc. Limited for a period of three years.  The VLCCs were each acquired for $72,000,000 and simultaneously bareboat chartered to AET for a period of 10 years.

We and ICON Income Fund Ten, LLC (“Fund Ten”), an entity also managed by our Manager, have ownership interests of 51% and 49%, respectively, in a joint venture which owned an aframax product tanker, the Mayon Spirit, subject to a bareboat charter.  As a result of negotiations to remarket and ultimately dispose of certain vessels, our Manager reviewed the joint venture’s investment in the Mayon Spirit and determined that the net book value of the vessel exceeded the fair value.  As a result, the joint venture recognized impairment charges of approximately $21,858,000 during the year ended December 31, 2011.  On September 23, 2011, the joint venture sold the vessel for approximately $8,275,000 and satisfied the remaining related third-party debt.  The joint venture recorded a loss on sale of approximately $94,000.

In connection with our annual impairment review process for the year ended December 31, 2011, our Manager had changed our end of lease residual values relating to the Eagle Carina, the Eagle Corona, the Eagle Auriga and the Eagle Centaurus (collectively, the “Eagle Vessels”).  Accordingly, effective January 1, 2012, the remaining net book values of the Eagle Vessels will be depreciated over the remaining terms of the leases using the straight-line method to the reduced residual values.

In connection with our annual impairment review process for the year ended December 31, 2012, our Manager concluded that the carrying value of the Eagle Vessels was not recoverable and determined that an impairment existed.  That determination was based on a forecast of undiscounted contractual cash flows for the remaining term of the lease and non-contractual cash flows based on a weighted average probability of alternate opportunities of re-leasing or disposing of the Eagle Vessels.  Projected future scrap rates were a critical component of that analysis as well as negotiated rates related to re-leasing of the Eagle Vessels.  Based on our Manager’s review of the Eagle Vessels, the net book value of the Eagle Vessels exceeded the estimated undiscounted cash flows and exceeded the fair value and, as a result, we recognized an impairment loss of approximately $35,296,000 for the year ended December 31, 2012.

Manufacturing Equipment

On March 3, 2008, we purchased auto parts manufacturing equipment and simultaneously leased back the equipment to Sealynx Automotive Transieres SAS (“Sealynx”).  The purchase price was approximately $11,626,000 (€7,638,400).  The lease term commenced on March 3, 2008 and continues for a period of 60 months.  As additional security for Sealynx’s obligations under the lease, we were granted a lien on property owned by Sealynx in France, valued at €3,746,400 at the acquisition date, and a guarantee from Sealynx’s parent company, Sealynx Automotive Holding.  On January 4, 2010, we restructured the payment obligations of Sealynx under the lease to provide it with cash flow flexibility while at the same time attempting to preserve our projected economic return on this investment.  As additional security for restructuring the payment obligations, we received an additional mortgage on certain real property owned by Sealynx located in Charleval, France.  On July 5, 2010, Sealynx filed for a conciliation procedure with the Commercial Court of Nanterre requesting that it be permitted to repay, over a two year period, approximately $1,900,000 of rental payments that had been due to us on July 1, 2010.  As a result of third party offers to purchase the equipment under lease during 2011 and the uncertainty regarding our ability to collect all remaining amounts due under the lease, we recorded a credit loss of approximately $4,409,000 during the year ended December 31, 2010 to write the asset down to net realizable value.  On May 16, 2011, we entered into an agreement to sell the auto parts manufacturing equipment subject to lease for €3,000,000.  The purchase price is scheduled to be paid in three installments and bears interest at 5.5% per year.  We will retain title to the equipment until the final payment is received, which is due on June 1, 2013.  On April 25, 2012, Sealynx filed for Redressement Judiciaire, a proceeding under French law similar to Chapter 11 reorganization under the U.S. Bankruptcy Code.  It is not possible at this time to determine our ability to collect on the amounts due from Sealynx.  Our Manager has estimated that the value of the underlying collateral exceeds the net book value of the receivable.  As a result, our Manager has concluded that no credit loss reserve is required as of December 31, 2012.  Effective March 18, 2013, Sealynx’s business was assigned to Groupe Mecanique Decoupage.

A joint venture owned 55% by us and 45% by ICON Leasing Fund Eleven, LLC (“Fund Eleven”), an entity also managed by our Manager, purchased and simultaneously leased back semiconductor manufacturing equipment to Equipment Acquisition Resources, Inc. (“EAR”) for approximately $15,730,000, of which our share was approximately $8,651,000.  The lease term commenced on July 1, 2008 and was scheduled to expire on June 30, 2013.  As additional security for the purchase and lease, the joint venture received mortgages on certain parcels of real property located in Jackson Hole, Wyoming.

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

In light of developments surrounding the semiconductor manufacturing equipment on lease to EAR and in light of the sale of certain parcels of real property located in Jackson Hole, Wyoming on June 2, 2010 and March 16, 2011, our Manager determined that the net book value of such equipment and real property may not be recoverable.  Based on our Manager’s review, the net book value of the semiconductor manufacturing equipment and real property, in the aggregate, exceeded the undiscounted cash flows and exceeded the fair value and, as a result, the joint venture recognized impairment charges of approximately $1,158,000 and $5,649,000 during the years ended December 31, 2011 and 2010, respectively.

On March 7, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against the joint venture that granted dismissal of the joint venture’s claims to the proceeds resulting from the sale of the EAR equipment. The joint venture is appealing this decision.  At this time, we are unable to predict the outcome of this action.  At

December 31, 2012, the only remaining asset owned by the joint venture was real property with a carrying value of approximately $290,000, which is classified within other current assets on the accompanying consolidated balance sheets.

Between January 13, 2010 and September 30, 2011, we amended the lease with LC Manufacturing, LLC, a wholly-owned subsidiary of MW Universal, Inc. (“MWU”), to reduce LC Manufacturing’s monthly rental payment obligations under the lease and to provide us with an excess cash flow sweep in the event that excess cash flow would become available in the future.  In consideration for reducing the monthly rent, LC Manufacturing agreed to an increase in the amount of the end of lease purchase option to approximately $4,000,000.  In addition, on May 31, 2010, MWU sold its equity interest in LC Manufacturing to an entity controlled by LC Manufacturing’s management, and a pre-existing personal guarantee of MWU’s principal was reduced to $6,500,000 with respect to LC Manufacturing. On August 20, 2012, we sold the automotive manufacturing equipment subject to lease with LC Manufacturing and terminated warrants issued to us for aggregate proceeds of $8,300,000.  As a result, we recognized a loss on the sale of leased equipment and termination of warrants of approximately $95,000.  In addition, we recorded a credit loss of approximately $5,411,000 on amounts due under the personal guarantee of MWU’s principal.

On July 26, 2010, we sold the machining and metal working equipment subject to lease with Metavation, LLC, an affiliate of LC Manufacturing, to Metavation for approximately $2,423,000.  As a result, we recognized a gain on sale of approximately $522,000.

We, Fund Ten and Fund Eleven (together, the “Participating Funds”) entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU affiliate or subsidiary were to be shared among the Participating Funds in proportion to their respective capital investments.  On September 30, 2010, the Participating Funds terminated the credit support agreement.  Simultaneously with the termination, we and Fund Eleven formed a joint venture with ownership interests of 93.67% and 6.33%, respectively, and, as contemplated by the credit support agreement, we contributed all of our interest in the assets related to the financing of the MWU subsidiaries (primarily in the form of machining and metal working equipment subject to lease with MW Crow, Inc. and LC Manufacturing) to the joint venture to extinguish our obligations under the credit support agreement and receive an ownership interest in the joint venture.  The methodology used to determine the ownership interests was at the discretion of our Manager, consistent with the intent of the credit support agreement.  In connection with this contribution and the related termination of the credit support agreement, we recorded a net gain of approximately $1,057,000 during the year ended December 31, 2010.

On December 31, 2011, MWU and certain of its subsidiaries satisfied their obligations relating to two lease schedules.  On January 4, 2012, MWU and certain of its subsidiaries satisfied their obligations relating to two additional lease schedules.  As a result, we recognized a gain on sale of certain automotive manufacturing equipment of approximately $290,000 during the year ended December 31, 2012.

Mining Equipment

On March 4, 2011, we sold mining equipment that was subject to lease with American Energy Corp. and Ohio American Energy, Inc. for approximately $1,798,000.  No gain or loss was recorded as a result of this transaction.

On December 30, 2011, we sold mining equipment that was subject to a lease with American Energy Corp. and The Ohio Valley Coal Company for approximately $1,300,000 and recorded a loss on the sale of approximately $487,000.

Coal Drag Line

On July 9, 2012, Patriot Coal Corporation and substantially all of its wholly owned subsidiaries, including Magnum Coal Company, LLC, commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court in the Southern District of New York.  On March 11, 2013, we entered into an agreement to sell the coal drag line under lease to Magnum for approximately $9,500,000 to be paid in six installments.  We will retain title to the equipment until the final payment is received, which is due on August 1, 2015. The terms of the sale agreement resulted in the reclassification from an operating lease to a finance lease.

Motor Coaches

On January 3, 2012, CUSA PRTS, LLC and its parent company, Coach Am Group Holdings Corp., commenced a voluntary Chapter 11 proceeding in U.S. Bankruptcy Court.  Subsequently, on January 20, 2012, we satisfied our non-recourse debt obligation, secured by certain motor coaches, with Wells Fargo Equipment Finance, Inc. (“Wells Fargo”) for approximately $1,192,000.  On July 20, 2012, we sold all of the remaining motor coaches to CUSA for approximately $3,607,000 and recorded a gain on sale of approximately $881,000.

Gas Compressors

During 2009, we and Fund Fourteen entered into a joint venture for the purpose of leasing eight natural gas compressors to Atlas Pipeline Mid-Continent, LLC (“APMC”), an affiliate of Atlas Pipeline Partners, L.P.  On April 1, 2010, we sold to an unaffiliated third party, Hardwood Partners, LLC, a 5.46% nonvoting, noncontrolling interest in the joint venture for the purchase price of $550,000.  As a result, we recorded a gain on sale of approximately $1,000, which was included in members’ equity, and our economic interest in the joint venture was reduced to 49.54%, although our controlling interest remained at 55%.

On July 15, 2011, the joint venture amended the master lease agreement with APMC requiring APMC to purchase the gas compressors upon lease termination.  The joint venture received an amendment fee of $500,000 and the leases were reclassified from operating leases to finance leases.

On September 14, 2011, the joint venture financed future receivables related to the leases with APMC by entering into a non-recourse loan agreement with Wells Fargo in the amount of approximately $10,628,000.  Wells Fargo received a first priority security interest in the gas compressors, among other collateral.  The loan bears interest at the rate of 4.08% per year and matures on September 1, 2013.

Notes Receivable

On June 29, 2009, we and Fund Fourteen entered into a joint venture for the purpose of making loans in the aggregate amount of $20,000,000 to the ARAM Borrowers.  On April 1, 2010, we sold a 2.91% noncontrolling interest in the joint venture to Hardwood Partners for $550,000.  As a result, we recorded a gain on sale of approximately $4,000, which was included in members’ equity, and our controlling interest in the joint venture was reduced to 52.09%.  Effective January 1, 2011, we exchanged our 52.09% ownership interest in the joint venture for our proportionate share of the notes receivable owned by the joint venture.  The aggregate principal balance of the notes was approximately $8,348,000, and the notes bear interest at 15% per year and mature on August 1, 2014.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was deconsolidated and then terminated.

On December 23, 2009, a joint venture owned 55% by us and 45% by Fund Fourteen made a second priority term loan to Quattro Plant Limited (“Quattro Plant”) in the amount of £5,800,000 (approximately $9,462,000) as part of a £24,800,000 term loan facility.  Quattro Plant is a wholly-owned subsidiary of Quattro Group Limited.  The loan was secured by all of Quattro Plant’s rail support construction equipment, among other collateral.  The loan bore interest at 20% per year and was for a period of 33 months, which began on January 1, 2010.  On April 1, 2010, we sold a 5.87% nonvoting, noncontrolling interest in the joint venture to Hardwood Partners for $550,000.  As a result, we recorded a loss on sale of approximately $37,000, which was included in members’ equity, and our economic interest in the joint venture was reduced to 49.13%, although our controlling interest remained at 55%.  Effective January 1, 2011, we exchanged our 49.13% ownership interest in the joint venture for an assignment of our proportionate share of the future cash flows of the loan receivable from Quattro Plant, which was previously owned by the joint venture.  As a result of this assignment, we recorded a loan receivable of approximately £2,478,000, which bore interest at 20% per year and was scheduled to mature on October 1, 2012.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was deconsolidated and then terminated.  On October 16, 2012, Quattro Plant extended the term of its loan facility for a period of five months until February 28, 2013.  On November 14, 2012, Quattro Plant satisfied its obligation in connection with its loan facility by making a prepayment of approximately $872,000.

On April 1, 2010, we sold to Hardwood Partners a 5.10% noncontrolling interest in a term loan to Appleton Papers, Inc. for $1,000,000.  As a result, we recorded a gain on sale of approximately $6,000, which was included in members’ equity, and our interest in the term loan was reduced to 94.90%.  On November 1, 2010, Appleton satisfied in full its remaining obligations under the loan agreement by prepaying the aggregate outstanding principal and interest of approximately $17,730,000.  In connection with the prepayment, Appleton paid an additional prepayment fee of $1,210,000, of which our portion was approximately $1,148,000.

On June 30, 2010, we made a second priority term loan to Ocean Navigation in the amount of $9,600,000 as part of a $96,000,000 term loan facility.  The proceeds of the loan were used by Ocean Navigation to purchase two aframax product tanker vessels, the Shah Deniz and the Absheron, which were valued in the aggregate at $115,700,000. Between July 28, 2010 and September 14, 2010, we funded the loan in the aggregate amount of $9,600,000 to Ocean Navigation.  The secured term loan bears interest at 15.25% per year and is for a period of 72 months maturing between July 2016 and September 2016.  The loan is secured by the vessels.

On September 1, 2010, we made a term loan to EMS in the amount of $3,200,000.  The loan bears interest at 13% per year and is for a period of 48 months.  The loan is secured by metal cladding and production equipment.

On September 24, 2010, we made a term loan to Northern Crane Services, Inc. in the amount of $9,750,000 as part of a $150,000,000 term loan facility.  The loan accrued interest at 15.75% per year and was for a period of 54 months beginning on October 1, 2010.  The loan was secured by lifting and transportation equipment, which was valued at approximately $121,200,000.  On May 22, 2012, Northern Crane satisfied its obligations in connection with the term loan by making a prepayment of approximately $7,955,000, which included a prepayment fee of approximately $227,000.

On December 23, 2010, a joint venture owned 52.75% by us, 12.25% by Fund Ten and 35% by Fund Eleven restructured four promissory notes issued by affiliates of Northern Leasing Systems, Inc. by extending each note’s term and increasing each note’s interest rate by 1.50%.  The restructured notes bore interest at rates ranging from 9.47% to 9.90% per year and were scheduled to mature through February 15, 2013.  Effective January 1, 2011, we exchanged our 52.75% ownership interest in the joint venture for our proportionate share of the notes receivable owned by the joint venture.  The aggregate principal balance of the notes was approximately $5,327,000.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was deconsolidated and then terminated.  On May 2, 2012, certain affiliates of Northern Leasing satisfied their obligations in connection with the promissory notes by making a prepayment of approximately $5,018,000.

On December 22, 2011, a joint venture owned 25% by us and 75% by Fund Fourteen made a $20,124,000 subordinated term loan to JAC as part of a $171,050,000 term loan facility.  The loan bears interest at rates ranging between 12.50% and 15% per year and matures in January 2021.  The loan is secured by a second priority interest on all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

On February 3, 2012, we made a term loan in the amount of $13,593,750 to subsidiaries of Revstone Transportation, LLC (collectively, “Revstone”) as part of a $37,000,000 term loan facility.  The loan accrued interest at 15% per year and was for a period of 60 months.  The loan was secured by all of Revstone’s assets, including a mortgage on real property, which were valued at approximately $69,282,000.  In addition, we agreed to make a capital expenditure loan (the “CapEx Loan”).  Between April and October 2012, Revstone borrowed approximately $514,000 in connection with the CapEx Loan.  The CapEx Loan accrued interest at 17% per year and was to mature on March 1, 2017.  The CapEx Loan was secured by a first priority security interest in automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in the term loan collateral.  On November 15, 2012, Revstone satisfied its obligations in connection with the term loan and the CapEx Loan by making a prepayment of approximately $13,993,000, which included a prepayment fee of approximately $660,000.

On February 29, 2012, we made a term loan in the amount of $2,000,000 to VAS as part of a $42,755,000 term loan facility.  The loan bears interest at variable rates ranging between 12% and 14.5% per year and is for a period of 33 months.  The loan is secured by a second priority security interest in all of VAS’s assets, which were valued at approximately $165,881,000.

On July 24, 2012, we made a term loan in the amount of $500,000 to Frontier as part of a $5,000,000 term loan facility.  The loan bears interest at 14% per year and is for a period of 66 months.  The loan is secured by, among other things, a first priority security interest in Frontier’s saltwater disposal wells and related equipment and a second priority security interest in Frontier’s other assets, including real estate, machinery and accounts receivable, which were valued at approximately $38,925,000.

On September 10, 2012, we made a term loan in the amount of $4,080,000 to Superior as part of a $17,000,000 term loan facility.  The loan bears interest at 12% per year and is for a period of 60 months.  The loan is secured by, among other things, a first priority security interest in Superior’s assets, including tube manufacturing and related equipment and a mortgage on real property, and a second priority security interest in Superior’s accounts receivable and inventory, which were valued at approximately $32,387,000.

On November 28, 2012, we made a term loan in the amount of $4,050,000 to SAE.  The loan bears interest at 13.5% per year and is for a period of 48 months.  The loan is secured by, among other things, a first priority security interest on all the existing and thereafter acquired assets, including seismic testing equipment, of SAE and its parent company, SAExploration Holdings, Inc. (“SAE Holdings”), and a pledge of all the equity interests in SAE and SAE Holdings.  In addition, we acquired warrants, exercisable until December 5, 2022, to purchase 0.05% of the outstanding common stock of SAE Holdings.

Acquisition Fees

In connection with the transactions that we entered into during the years ended December 31, 2012, 2011 and 2010, we paid acquisition fees to our Manager in the aggregate amount of approximately $1,367,000, $2,585,000 and $3,849,000, respectively.

Subsequent Event

On February 12, 2013, we entered into a term loan in the amount of $2,700,000 with NTS Communications, Inc. and certain of its affiliates, which is expected to be drawn prior to June 30, 2013. The loan bears interest at 12.75% per year and is for a period of 51 months.  The loan is secured by the telecommunications equipment acquired with the proceeds from the loan.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, credit loss reserves, depreciation, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•               Lease classification and revenue recognition;

•               Asset impairments;

•               Depreciation;

•               Notes receivable and revenue recognition;

•               Credit quality of notes receivable and finance leases and credit loss reserve;

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

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected or written off. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate.

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

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value.  If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statements of comprehensive (loss) income in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Depreciation

We record depreciation expense on equipment when the lease is classified as an operating lease.  In order to calculate depreciation, we first determine the depreciable base, which is the equipment cost less the estimated residual value at lease termination.  Depreciation expense is recorded on a straight-line basis over the lease term.

Notes Receivable and Revenue Recognition

Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate loans, net of any unamortized premiums or discounts on purchased loans. We use the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment. Unearned income, discounts and premiums are amortized to finance income in our consolidated statements of comprehensive (loss) income using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our consolidated balance sheets. Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

Our Manager  weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers.  A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As our financing receivables, generally finance leases and notes receivable, are limited in number, we are able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio based metrics and credit loss reserve.  Financing receivables are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a financing receivable becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, our Manager analyzes whether a credit loss reserve should be established or whether the financing receivable should be restructured.  Material events would be specifically disclosed in the discussion of each financing receivable held.

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

We recognize all derivative financial instruments as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in accumulated other comprehensive loss, a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Results of Operations for the Years Ended December 31, 2012 (“2012”) and 2011 (“2011”)

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

Financing Transactions

We provide financing in diverse industries.  The following tables set forth the types of assets securing the financing transactions in our portfolio:

	December 31,
	2012		2011
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Offshore oil field services equipment	$129,432,754	74%	$143,464,624	71%
Marine - crude oil tanker	10,291,463	6%	10,485,419	6%
Gas compressors	7,093,864	4%	7,841,466	4%
Marine - product tankers	6,493,303	4%	7,709,533	4%
Analog seismic system equipment	4,377,368	3%	6,542,561	3%
Tube manufacturing equipment	4,185,608	2%	-	-
Seismic imaging equipment	4,111,660	2%	-	-
Telecommunications equipment	2,374,753	1%	4,213,063	2%
Metal cladding & production equipment	1,950,932	1%	2,800,041	1%
Aircraft engines	1,937,546	1%	-	-
Automotive manufacturing equipment	1,535,780	1%	2,695,055	1%
Oil field services equipment	562,405	1%	-	-
Cranes & transportation equipment	-	-	8,729,806	4%
Point of sale equipment	-	-	5,306,784	3%
Rail support construction equipment	-	-	2,800,538	1%
	$174,347,436	100%	$202,588,890	100%

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During 2012 and 2011, one customer generated a significant portion (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2012	2011
Leighton Holdings Limited	Offshore oil field services equipment	58%	59%

Interest income from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of comprehensive (loss) income.

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

Operating Lease Transactions

We have also financed a diversified portfolio of equipment pursuant to operating leases. The equipment has been leased to customers in various industries. The following tables set forth the types of equipment subject to operating leases in our portfolio:

	December 31,
	2012		2011
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Marine - crude oil tanker	$56,059,700	39%	$122,078,577	54%
Offshore oil field services equipment	39,234,370	28%	43,333,507	19%
Marine - container vessels	36,538,579	26%	39,985,602	17%
Coal drag line	9,436,912	7%	10,166,296	5%
Automotive manufacturing equipment	-	-	6,065,808	3%
Motor coaches	-	-	3,485,769	2%
	$141,269,561	100%	$225,115,559	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During 2012 and 2011, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2012	2011
AET Inc. Limited	Marine - crude oil tanker	54%	44%
Swiber Holdings Limited	Offshore oil field services equipment	21%	17%
Vroon Group B.V.	Marine - container vessels	15%	12%
		90%	73%

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

Revenue and other income for 2012 and 2011 is summarized as follows:

	Years Ended December 31,
	2012	2011	Change
Finance income	$20,244,446	$21,683,823	$(1,439,377)
Rental income	44,294,357	54,240,376	(9,946,019)
Income (loss) from investment in joint ventures	1,498,912	(1,224,469)	2,723,381
Net gain on sale of assets	1,075,778	1,082,177	(6,399)
Litigation settlement	418,900	-	418,900
Total revenue and other income	$67,532,393	$75,781,907	$(8,249,514)

Total revenue and other income for 2012 decreased $8,249,514, or 10.9%, as compared to 2011. The decrease in rental income was primarily due to the termination of 10 operating leases and the reclassification of two leases from operating to finance leases during and after 2011. The decrease in finance income was primarily due to (i) the prepayment of six notes receivable during 2012 and (ii) the termination of five finance leases during and after 2011. The decrease in finance income was partially offset by our investment in six new notes receivable during 2012. The increase in income from investment in joint ventures was primarily due to the operating results of our investments in two new joint ventures entered into during 2011.

Expenses for 2012 and 2011 are summarized as follows:

	Years Ended December 31,
	2012	2011	Change
Management fees	$4,569,168	$4,812,299	$(243,131)
Administrative expense reimbursements	2,857,713	2,795,143	62,570
General and administrative	2,689,890	2,740,019	(50,129)
Interest	12,252,988	14,799,661	(2,546,673)
Depreciation	40,560,520	30,010,953	10,549,567
Credit loss, net	5,066,484	674,000	4,392,484
Impairment loss	35,295,894	23,016,556	12,279,338
Vessel operating expense	-	1,444,183	(1,444,183)
Gain on derivative financial instruments	(2,780,814)	(756,451)	(2,024,363)
	$100,511,843	$79,536,363	$20,975,480

Total expenses for 2012 increased $20,975,480, or 26.4%, as compared to 2011. The increase in impairment loss was primarily due to a larger impairment loss during 2012 recorded in connection with the Eagle Vessels as compared to the impairment loss during 2011 recorded in connection with the Mayon Spirit. The increase in depreciation was primarily due to the reduction in residual values for certain vessels during 2011. The increase in credit loss was due to the credit loss on the personal guarantee relating to the lease with LC Manufacturing during 2012. The increase in total expenses was partially offset by (i) the decrease in interest expense due to the scheduled repayments of our non-recourse long-term debt obligations, (ii) an increase in the valuation of our warrants during 2012 and (iii) the vessel operating expense recorded in connection with the Mayon Spirit during 2011.

Noncontrolling Interests

Net loss attributable to noncontrolling interests decreased $1,738,459, from $6,708,229 in 2011 to $4,969,770 in 2012. The decrease was primarily due to a larger noncontrolling interest impact from the impairment loss during 2011 recorded in connection with the Mayon Spirit, as compared to the noncontrolling interest impact from the impairment and operating loss recorded during 2012 in connection with the Eagle Corona and the Eagle Carina.

Net (Loss) Income Attributable to Fund Twelve

As a result of the foregoing factors, net (loss) income attributable to us for 2012 and 2011 was $(28,009,680) and $2,953,773, respectively. Net (loss) income attributable to us per weighted average additional Share outstanding for 2012 and 2011 was $(79.56) and $8.39, respectively.

Results of Operations for the Years Ended December 31, 2011 (“2011”) and 2010 (“2010”)

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	December 31,
	2011		2010
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Offshore oil field services equipment	$143,464,624	71%	$152,425,683	64%
Marine - crude oil tanker	10,485,419	6%	10,669,184	4%
Cranes & transportation equipment	8,729,806	4%	10,402,166	4%
Gas compressors	7,841,466	4%	-	-
Marine - product tankers	7,709,533	4%	9,016,177	4%
Analog seismic system equipment	6,542,561	3%	16,165,054	7%
Point of sale equipment	5,306,784	3%	15,352,048	6%
Telecommunications equipment	4,213,063	2%	12,178,004	5%
Metal cladding & production equipment	2,800,041	1%	3,228,022	1%
Rail support construction equipment	2,800,538	1%	8,130,930	3%
Automotive manufacturing equipment	2,695,055	1%	4,869,872	2%
	$202,588,890	100%	$242,437,140	100%

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During 2011 and 2010, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2011	2010
Leighton Holdings Limited	Offshore oil field services equipment	59%	43%
Northern Capital Associates	Point of sale equipment	6%	13%
ION Geophysical Corporation	Analog seismic system equipment	6%	10%
		71%	66%

Interest income from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of comprehensive (loss) income.

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

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	December 31,
	2011		2010
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Marine - crude oil tanker	$122,078,577	54%	$168,455,080	56%
Offshore oil field services equipment	43,333,507	19%	47,432,643	16%
Marine - container vessels	39,985,602	17%	43,432,625	14%
Coal drag line	10,166,296	5%	10,895,682	3%
Automotive manufacturing equipment	6,065,808	3%	8,098,800	3%
Motor coaches	3,485,769	2%	4,208,428	1%
Forging equipment	-	-	2,594,677	1%
Gas compressors	-	-	10,281,711	3%
Underground coal conveyor system	-	-	4,725,606	2%
Telecommunications equipment	-	-	1,590,672	1%
	$225,115,559	100%	$301,715,924	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During 2011 and 2010, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2011	2010
AET Inc. Limited	Marine - crude oil tanker	44%	39%
Swiber Holdings Limited	Offshore oil field services equipment	17%	15%
Vroon Group B.V.	Marine - container vessels	12%	11%
Teekay Chartering Ltd.	Marine - crude oil tanker	7%	10%
		80%	75%

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

Revenue and other income for 2011 and 2010 is summarized as follows:

	Years Ended December 31,
	2011	2010	Change
Finance income	$21,683,823	$25,400,251	$(3,716,428)
Rental income	54,240,376	61,086,036	(6,845,660)
(Loss) income from investment in joint ventures	(1,224,469)	626,726	(1,851,195)
Gain on settlement of interfund agreement	-	1,056,555	(1,056,555)
Net gain on sale of assets	1,082,177	224,045	858,132
Total revenue and other income	$75,781,907	$88,393,613	$(12,611,706)

Total revenue and other income for 2011 decreased $12,611,706, or 14.3%, as compared to 2010. The decrease in rental income was primarily due to the termination of three operating leases and the reclassification of two leases from operating to financing leases during 2011. The decrease in finance income was primarily due to (i) the termination of three consolidated joint ventures during 2011 and (ii) the liquidation of our investment in a note receivable during 2010. The decrease in finance income was partially offset by (i) our investment in three notes receivable during 2010 and (ii) our investment in three finance lease transactions during 2010. The decrease in income from investment in joint ventures was primarily due to the operating results of our investment in two new joint ventures during 2011.

Expenses for 2011 and 2010 are summarized as follows:

	Years Ended December 31,
	2011	2010	Change
Management fees	$4,812,299	$4,302,374	$509,925
Administrative expense reimbursements	2,795,143	3,184,449	(389,306)
General and administrative	2,740,019	2,429,136	310,883
Interest	14,799,661	16,888,836	(2,089,175)
Depreciation	30,010,953	33,588,592	(3,577,639)
Credit loss, net	674,000	4,409,062	(3,735,062)
Impairment loss	23,016,556	5,648,959	17,367,597
Vessel operating expense	1,444,183	-	1,444,183
(Gain) loss on derivative financial instruments	(756,451)	247,772	(1,004,223)
Total expenses	$79,536,363	$70,699,180	$8,837,183

Total expenses for 2011 increased $8,837,183, or 12.5%, as compared to 2010. The increase in total expenses was primarily due to an impairment loss recorded by ICON Mayon, LLC (“ICON Mayon”) during 2011, which was partially offset by decreases in (i) credit loss relating to receivables of certain leases that were estimated not to be collectible and (ii) depreciation due to three dispositions during 2011. The decrease in interest expense was due to the scheduled repayments of our non-recourse long-term debt obligations.

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

Financial Condition

This section discusses the major balance sheet variances at December 31, 2012 compared to December 31, 2011.

Total Assets

Total assets decreased $116,874,105, from $482,661,127 at December 31, 2011 to $365,787,022 at December 31, 2012. The decrease was primarily due to (i) the depreciation of leased equipment at cost, (ii) the impairment of certain leased equipment, (iii) cash distributions to our members and noncontrolling interests and (iv) the repayment of non-recourse long-term debt during 2012.

Current Assets

Current assets increased $1,893,430, from $56,927,106 at December 31, 2011 to $58,820,536 at December 31, 2012. The increase was primarily due to the prepayment of six notes receivable, proceeds received from the sale of equipment and the scheduled repayments of our net investments in finance leases and notes receivable, partially offset by the distributions to our members and noncontrolling interests and cash used for investments in six notes receivable during 2012.

Total Liabilities

Total liabilities decreased $47,599,502, from $237,058,015 at December 31, 2011 to $189,458,513 at December 31, 2012. The decrease was primarily due to the scheduled repayments of our non-recourse long-term debt during 2012.

Current Liabilities

Current liabilities increased $10,138,228, from $61,304,062 at December 31, 2011 to $71,442,290 at December 31, 2012. The increase was primarily due to the scheduled repayments of our non-recourse long-term debt that will be due in the next twelve months, partially offset by decreases in the liability portion of our derivative financial instruments and accrued expenses and other current liabilities.

Equity

Equity decreased $69,274,603, from $245,603,112 at December 31, 2011 to $176,328,509 at December 31, 2012. The decrease was primarily due to distributions to our members and noncontrolling interests and the net loss during 2012.

Liquidity and Capital Resources

Summary

At December 31, 2012 and 2011, we had cash and cash equivalents of $30,980,776 and $26,317,435, respectively. During our offering period, our main source of cash was from financing activities and our main use of cash was in investing activities. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from sale of our investments exceed expenses and decreasing as we enter into new investments, meet our debt obligations, pay distributions to our members and to the extent that expenses exceed cash flows from operations and proceeds from sale of our investments.

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

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds. As of December 31, 2012, the cash reserve was $1,738,435.

Cash Flows

The following table sets forth summary cash flow data:

	Years Ended December 31,
	2012	2011	2010
Net cash provided by (used in):
Operating activities	$37,591,076	$41,882,491	$45,743,905
Investing activities	22,294,745	12,990,912	8,150,993
Financing activities	(55,232,168)	(57,635,317)	(51,738,522)
Effects of exchange rates on cash and cash equivalents	9,688	(139,938)	(12,148)
Net increase (decrease) in cash and cash equivalents	$4,663,341	$(2,901,852)	$2,144,228

Note: See the Consolidated Statements of Cash Flows included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities

Cash provided by operating activities decreased $4,291,415, from $41,882,491 in 2011 to $37,591,076  in 2012.  The decrease was primarily due to the decrease in the collection of rentals from operating leases and finance leases as a result of the year-over-year decrease in leased equipment at cost and net investment in finance leases.

Investing Activities

Cash provided by investing activities increased $9,303,833, from $12,990,912 in 2011 to $22,294,745  in 2012. The increase was primarily due to increased principal repayments on our notes receivable, including the prepayment of six notes receivable combined with reduced investment in joint ventures during 2012, partially offset by (i) our investment in six notes receivable during 2012, (ii) the year-over-year decrease in distributions received from joint ventures in excess of profits and (iii) a decrease in proceeds received from the sale of certain equipment.

Financing Activities

Cash used in financing activities decreased $2,403,149, from $57,635,317  in 2011 to $55,232,168  in 2012.  The decrease was primarily due to the decreases in distributions to noncontrolling interests and repayments of non-recourse long-term debt, partially offset by the decrease in proceeds received from non-recourse long-term debt.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at December 31, 2012 of $123,341,840. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender. If the lessee were to default on the underlying lease resulting in our defaulting on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.

Revolving Line of Credit, Recourse

On May 10, 2011, we entered into an agreement with CB&T for a revolving line of credit of up to $10,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.  At December 31, 2012, we had $9,953,133 available under the Facility pursuant to the borrowing base.

The Facility has been extended through March 31, 2015.  The interest rate on general advances under the Facility is CB&T’s prime rate.  We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the current London Interbank Offered Rate (“LIBOR”) plus 2.5% per year.  In all instances, borrowings under the

Facility are subject to an interest rate floor of 4.0% per year.  In addition, we are obligated to pay an annualized 0.50% fee on unused commitments under the Facility. At December 31, 2012, there were no obligations outstanding under the Facility.

At December 31, 2012, we were in compliance with all covenants related to the Facility.

Distributions

We, at our Manager’s discretion, pay monthly distributions to each of our additional members beginning with the first month after each such member’s admission and expect to continue to pay such distributions until the end of our operating period. We paid distributions to our additional members of $33,634,797, $33,644,883 and $33,648,098 for the years ended December 31, 2012, 2011 and 2010, respectively. We paid distributions to our Manager of $339,749, $339,752 and $339,880 for the years ended December 31, 2012, 2011 and 2010, respectively. We paid distributions to our noncontrolling interests of $4,364,926, $12,169,963 and $15,576,612 for the years ended December 31, 2012, 2011 and 2010, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2012, we had non-recourse and other debt obligations. The lender has a security interest in the majority of the equipment collateralizing each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the equipment.  In such cases, the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At December 31, 2012, our outstanding non-recourse long-term indebtedness and other debt obligations were $123,341,840 and $169,326,346, respectively.  We are a party to the Facility and had no borrowings under the Facility at December 31, 2012.

Principal and interest maturities of our debt, seller’s credit and related interest consisted of the following at December 31, 2012:

	Payments Due by Period
		Less Than 1	1 - 3	4 - 5
	Total	Year	Years	Years	Thereafter

Non-recourse debt	$123,341,840	$62,260,590	$61,081,250	$-	$-
Seller's credit	67,747,000	1,481,000	13,041,000	48,045,000	5,180,000
Interest	10,450,605	7,574,646	2,557,067	318,892	-
	$201,539,445	$71,316,236	$76,679,317	$48,363,892	$5,180,000

In connection with certain investments, we are required to maintain restricted cash accounts with certain banks. Restricted cash of approximately $2,425,000 and $2,446,000 are presented within other non-current assets in our consolidated balance sheets at December 31, 2012 and 2011, respectively.

On June 20, 2011, the joint venture filed a complaint in the Court of Common Pleas, Hamilton County, Ohio, against EAR’s auditors alleging malpractice and negligent misrepresentation.  On May 3, 2012, the case was settled in the joint venture’s favor for $590,000, of which our portion was approximately $230,000.

On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR, LLC (“ICON EAR”) seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to ICON EAR. The complaint also sought the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that ICON EAR received as security in connection with its investment. Our Manager filed an answer to the complaint, which included certain affirmative defenses. Our Manager believes these claims are frivolous and intends to vigorously defend this action. At this time, we are unable to predict the outcome of this action or loss therefrom, if any.

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

Our exposure to market risk relates primarily to our fixed-rate notes receivable and fixed-rate non-recourse long-term debt. As of December 31, 2012, our principal balance on our fixed-rate notes receivable was $26,396,228. As of December 31, 2012, our fixed-rate non-recourse long-term debt was $7,901,686.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of cash flows may be subjective and based on estimates. Changes in assumptions or estimates can have a material effect on these estimated fair values. The following fair values were determined using the interest rates that we believe our outstanding fixed-rate notes receivable and fixed-rate non-recourse long-term debt would warrant as of December 31, 2012 and are indicative of the interest rate environment as of December 31, 2012, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the carrying value of our fixed-rate notes receivable approximates fair value and the fair value of our fixed-rate non-recourse long-term debt is approximately $7,908,000 as of December 31, 2012.

We currently have 13 outstanding notes payable, which are our non-recourse debt obligations.  With respect to the non-recourse debt that is subject to variable interest, the interest rate for each non-recourse debt obligation is fixed pursuant to interest rate swap contracts to allow us to mitigate interest rate fluctuations.   Our hedging strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. The interest rate swaps involve the receipt of floating rate interest payments from a counterparty in exchange for us making fixed rate interest payments over the life of the agreement without exchange of the underlying notional amount. As a result, we consider these to be fixed positions since increases or decreases in interest rates have no effect on our interest payments due to those amounts having been fixed pursuant to the contracts. Therefore, the conditions in the credit markets as of December 31, 2012 have not had a material impact on us.  In addition, we have considered the risk of counterparty performance of our interest rate swaps by considering, among other things, the credit agency ratings of our counterparties.  Based on this assessment, we believe that the risk of counterparty non-performance is minimal.  With respect to our revolving line of credit, which is subject to a variable interest rate, we have no outstanding amounts due as of December 31, 2012. Our Manager has evaluated the impact of the condition of the credit markets on our future cash flows and we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further. See Note 10 to our consolidated financial statements.

As of December 31, 2012, we had 11 floating-to-fixed interest rate swaps that are designated and qualifying as cash flow hedges with an aggregate notional amount of $101,547,181. These interest rate swaps have maturity dates ranging from November 14, 2013 to September 30, 2014.  As of December 31, 2012, we had two interest rate swaps that are non-designated with an aggregate notional balance of $10,329,032 that are not speculative and are used only to mitigate our exposure to interest rate fluctuations.  While the interest rate swap contracts effectively eliminate the risks related to interest rate fluctuations, the contracts are reported at fair value each reporting period with the resulting changes being recorded as gains or losses on derivative financial instruments in the consolidated statements of comprehensive (loss) income. A hypothetical increase of 1% in interest rates would increase the fair value of these contracts by approximately $1,084,000.    A hypothetical decrease of 1% in interest rates would decrease the fair value of these contracts by approximately $371,000.

With respect to the Facility, which is subject to a variable interest rate, we have no outstanding amounts as of December 31, 2012.  Our Manager has evaluated the impact of the condition of the credit markets on our future cash flows and we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further.

We manage our exposure to equipment and residual risk by monitoring the markets in which our equipment is located and maximizing remarketing proceeds through the re-lease or sale of equipment.

Although certain of our transactions are denominated in Euros and pounds sterling, the majority of our transactions are denominated in the U.S. dollar, therefore reducing our risk to currency translation exposures. In addition, to further reduce this risk, we at times enter into currency hedges to reduce our risk to currency translation exposure on our foreign denominated transactions. To date, our exposure to exchange rate volatility has not been significant.  We have also considered the risk of counterparty performance on our foreign currency hedges by considering, among other things, the credit ratings of our potential counterparties. Nevertheless, there can be no assurance that currency translation exposures will not have a material impact on our financial position, results of operations or cash flow in the future.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ICON Leasing Fund Twelve, LLC

We have audited the accompanying consolidated balance sheets of ICON Leasing Fund Twelve, LLC (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive (loss) income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Leasing Fund Twelve, LLC at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                                                                            /s/ ERNST & YOUNG LLP

New York, New York

March 21, 2013

ICON Leasing Fund Twelve, LLC

 (A Delaware Limited Liability Company)

Consolidated Balance Sheets

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$30,980,776	$26,317,435
Current portion of net investment in notes receivable	3,504,935	10,101,702
Current portion of net investment in finance leases	23,051,283	17,422,138
Other current assets	1,283,542	3,085,831
Total current assets	58,820,536	56,927,106
Non-current assets:
Net investment in notes receivable, less current portion	23,912,048	26,563,447
Net investment in finance leases, less current portion	123,879,170	148,501,603
Leased equipment at cost (less accumulated depreciation of
$111,464,733 and $82,423,653, respectively)	141,269,561	225,115,559
Investment in joint ventures	14,286,846	14,282,121
Other non-current assets	3,618,861	11,271,291
Total non-current assets	306,966,486	425,734,021
Total assets	$365,787,022	$482,661,127
Liabilities and Equity
Current liabilities:
Current portion of non-recourse long-term debt	$62,260,590	$48,748,203
Derivative financial instruments	3,267,800	5,606,662
Deferred revenue	3,771,239	4,149,418
Due to Manager and affiliates, net	278,630	109,356
Accrued expenses and other current liabilities	1,864,031	2,690,423
Total current liabilities	71,442,290	61,304,062
Non-current liabilities:
Non-recourse long-term debt, less current portion	61,081,250	120,578,143
Seller's credit	56,934,973	55,175,810
Total non-current liabilities	118,016,223	175,753,953
Total liabilities	189,458,513	237,058,015
Commitments and contingencies (Note 15)
Equity:
Members’ equity:
Additional members	164,205,604	225,720,481
Manager	(1,452,987)	(833,141)
Accumulated other comprehensive loss	(4,213,086)	(6,316,067)
Total members' equity	158,539,531	218,571,273
Noncontrolling interests	17,788,978	27,031,839
Total equity	176,328,509	245,603,112
Total liabilities and equity	$365,787,022	$482,661,127
See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Comprehensive (Loss) Income

	Years Ended December 31,
	2012	2011	2010
Revenue and other income:
Finance income	$20,244,446	$21,683,823	$25,400,251
Rental income	44,294,357	54,240,376	61,086,036
Income (loss) from investment in joint ventures	1,498,912	(1,224,469)	626,726
Gain on settlement of interfund agreement	-	-	1,056,555
Net gain on sale of assets	1,075,778	1,082,177	224,045
Litigation settlement	418,900	-	-
Total revenue and other income	67,532,393	75,781,907	88,393,613
Expenses:
Management fees	4,569,168	4,812,299	4,302,374
Administrative expense reimbursements	2,857,713	2,795,143	3,184,449
General and administrative	2,689,890	2,740,019	2,429,136
Interest	12,252,988	14,799,661	16,888,836
Depreciation	40,560,520	30,010,953	33,588,592
Credit loss, net	5,066,484	674,000	4,409,062
Impairment loss	35,295,894	23,016,556	5,648,959
Vessel operating expense	-	1,444,183	-
(Gain) loss on derivative financial instruments	(2,780,814)	(756,451)	247,772
Total expenses	100,511,843	79,536,363	70,699,180
Net (loss) income	(32,979,450)	(3,754,456)	17,694,433
Less: net (loss) income attributable to noncontrolling interests	(4,969,770)	(6,708,229)	5,818,968
Net (loss) income attributable to Fund Twelve	(28,009,680)	2,953,773	11,875,465

Other comprehensive income (loss):
Change in fair value of derivative financial instruments	2,166,933	1,842,883	(2,185,632)
Currency translation adjustments	27,883	22,669	(732,329)
Total other comprehensive income (loss)	2,194,816	1,865,552	(2,917,961)
Comprehensive (loss) income	(30,784,634)	(1,888,904)	14,776,472
Less: comprehensive (loss) income attributable to noncontrolling interests	(4,877,935)	(6,516,556)	5,866,844
Comprehensive (loss) income attributable to Fund Twelve	$(25,906,699)	$4,627,652	$8,909,628

Net (loss) income attributable to Fund Twelve allocable to:
Additional members	$(27,729,583)	$2,924,235	$11,756,710
Manager	(280,097)	29,538	118,755
	$(28,009,680)	$2,953,773	$11,875,465

Weighted average number of additional shares of limited liability company
interests outstanding	348,544	348,650	348,679
Net (loss) income attributable to Fund Twelve per weighted average additional
share of limited liability company interests outstanding	$(79.56)	$8.39	$33.72

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional
	Shares of			Accumulated
	Limited Liability			Other	Total
	Company	Additional		Comprehensive	Members'	Noncontrolling	Total
	Interests	Members	Manager	Loss	Equity	Interests	Equity
Balance, December 31, 2009	348,709	$278,405,366	$(301,542)	$(5,024,109)	$273,079,715	$68,555,510	$341,635,225
Net income	-	11,756,710	118,755	-	11,875,465	5,818,968	17,694,433
Change in fair value of derivative
financial instruments	-	-	-	(2,233,508)	(2,233,508)	47,876	(2,185,632)
Currency translation adjustments	-	-	-	(732,329)	(732,329)	-	(732,329)
Cash distributions	-	(33,648,098)	(339,880)	-	(33,987,978)	(15,576,612)	(49,564,590)
Shares of limited liability company interests
repurchased	(59)	(47,129)	-	-	(47,129)	-	(47,129)
Investment in joint ventures by
noncontrolling interests	-	(25,720)	(260)	-	(25,980)	3,941,599	3,915,619
Balance, December 31, 2010	348,650	256,441,129	(522,927)	(7,989,946)	247,928,256	62,787,341	310,715,597
Net income (loss)	-	2,924,235	29,538	-	2,953,773	(6,708,229)	(3,754,456)
Change in fair value of derivative
financial instruments	-	-	-	1,651,210	1,651,210	191,673	1,842,883
Currency translation adjustments	-	-	-	22,669	22,669	-	22,669
Cash distributions	-	(33,644,883)	(339,752)	-	(33,984,635)	(12,169,963)	(46,154,598)
Deconsolidation of noncontrolling interests
in joint ventures	-	-	-	-	-	(17,068,983)	(17,068,983)
Balance, December 31, 2011	348,650	225,720,481	(833,141)	(6,316,067)	218,571,273	27,031,839	245,603,112
Net loss	-	(27,729,583)	(280,097)	-	(28,009,680)	(4,969,770)	(32,979,450)
Change in fair value of derivative
financial instruments	-	-	-	2,075,098	2,075,098	91,835	2,166,933
Currency translation adjustments	-	-	-	27,883	27,883	-	27,883
Cash distributions	-	(33,634,797)	(339,749)	-	(33,974,546)	(4,364,926)	(38,339,472)
Shares of limited liability company interests
repurchased	(221)	(150,497)	-	-	(150,497)	-	(150,497)
Balance, December 31, 2012	348,429	$164,205,604	$(1,452,987)	$(4,213,086)	$158,539,531	$17,788,978	$176,328,509

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(32,979,450)	$(3,754,456)	$17,694,433
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Finance income	(13,220,549)	(15,121,915)	(13,692,079)
Rental income paid directly to lenders by lessees	(30,192,648)	(33,629,325)	(37,274,684)
(Income) loss from investment in joint ventures	(1,498,912)	1,224,469	(626,726)
Depreciation	40,560,520	30,010,953	33,588,592
Interest expense on non-recourse financing paid directly to lenders by lessees	3,168,897	4,425,125	6,135,867
Interest expense from amortization of debt financing costs	895,309	1,132,390	1,251,909
Net accretion of seller's credit and other	1,874,319	1,638,569	1,790,077
Impairment loss	35,295,894	23,016,556	5,648,959
Credit loss, net	5,066,484	674,000	4,409,062
Gain on settlement of interfund agreement	-	-	(1,056,555)
Net gain on sale of assets	(1,075,778)	(1,082,177)	(224,045)
(Gain) loss on derivative financial instruments	(2,780,814)	(756,451)	247,772
Changes in operating assets and liabilities:
Collection of finance leases	31,057,337	36,343,605	32,015,785
Other assets	1,208,639	(1,450,443)	(4,362,789)
Accrued expenses and other current liabilities	(806,405)	118,379	(1,455,815)
Deferred revenue	(25,936)	(1,319,779)	348,207
Due to/from Manager and affiliates, net	169,274	(173,137)	679,209
Distributions from joint ventures	874,895	586,128	626,726
Net cash provided by operating activities	37,591,076	41,882,491	45,743,905
Cash flows from investing activities:
Purchase of equipment	-	(2,012,552)	(8,701,948)
Proceeds from sale of equipment	13,377,666	17,509,575	2,962,240
Investment in joint ventures	(137,500)	(18,505,743)	-
Distributions received from joint ventures in excess of profits	756,792	6,277,642	745,027
Investment in notes receivable	(25,556,362)	-	(24,445,400)
Principal received on notes receivable	33,854,149	9,721,990	37,591,074
Net cash provided by investing activities	22,294,745	12,990,912	8,150,993
Cash flows from financing activities:
Proceeds from revolving line of credit, recourse	1,200,000	-	-
Repayment of revolving line of credit, recourse	(1,200,000)	-	-
Proceeds from non-recourse long-term debt	-	10,628,119	12,448,656
Repayment of non-recourse long-term debt	(16,742,199)	(22,108,838)	(17,439,876)
Repurchase of shares of limited liability company interests	(150,497)	-	(47,129)
Investment in joint ventures by noncontrolling interests	-	-	2,864,417
Distributions to noncontrolling interests	(4,364,926)	(12,169,963)	(15,576,612)
Cash distributions to members	(33,974,546)	(33,984,635)	(33,987,978)
Net cash used in financing activities	(55,232,168)	(57,635,317)	(51,738,522)
Effects of exchange rates on cash and cash equivalents	9,688	(139,938)	(12,148)
Net increase (decrease) in cash and cash equivalents	4,663,341	(2,901,852)	2,144,228
Cash and cash equivalents, beginning of year	26,317,435	29,219,287	27,075,059
Cash and cash equivalents, end of year	$30,980,776	$26,317,435	$29,219,287

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,553,124	$6,119,129	$7,254,306
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on non-recourse long-term debt
paid directly to lenders by lessees	$32,619,459	$33,629,325	$37,274,684
Exchange of equity interests in three consolidated joint ventures for the
proportionate share of certain notes receivable	$-	$17,068,983	$-
Reclassification of net assets from leased equipment at cost to net
investment in finance lease	$-	$9,815,569	$-
Proceeds from sale of equipment paid directly to lender in settlement of
non-recourse debt	$-	$1,767,409	$-
Equipment purchased with non-recourse long-term debt paid directly by lender	$-	$-	$28,450,000
Equipment purchased with subordinated financing provided by seller	$-	$-	$11,000,000
Investment in joint ventures by noncontrolling interests	$-	$-	$1,051,201

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

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

The manager of the LLC is ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (the “Manager”). The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and other financing transactions in which the LLC enters. Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

The LLC offered shares of limited liability company interests (the “Shares”) with the intent to raise up to $410,800,000 of capital, consisting of 400,000 Shares at a purchase price of $1,000 per Share and an additional 12,000 Shares, which were reserved for the LLC’s distribution reinvestment plan. The distribution reinvestment plan allowed investors to purchase additional Shares with distributions received from the LLC and/or certain other funds managed by the Manager at a discounted share price of $900. The LLC had its initial closing on May 25, 2007 with the admission of investors that purchased Shares.

The LLC’s offering period ended on April 30, 2009, and its operating period commenced on May 1, 2009. Through April 30, 2009, the LLC sold approximately 348,826 Shares, including approximately 11,393 Shares issued in connection with the LLC’s distribution reinvestment plan, representing $347,686,947 of capital contributions. Through December 31, 2012, 397 Shares have been repurchased by the LLC pursuant to its repurchase plan.

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

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

The LLC accounts for its noncontrolling interest in a joint venture where the LLC has influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting. In such case, the LLC’s original investment is recorded at cost and adjusted for its share of earnings, losses and distributions.  The LLC accounts for its investments in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, the LLC’s original investments are recorded at cost and any distributions received are recorded as revenue.  All of the LLC’s investments in joint ventures are subject to its impairment review policy.

The LLC reports noncontrolling interests as a separate component of consolidated equity and net income attributable to the noncontrolling interest is included in consolidated net income. The attribution of net income and comprehensive income between controlling and noncontrolling interests is disclosed on the accompanying consolidated statements of comprehensive (loss) income.

Net (loss) income attributable to the LLC per weighted average additional Share outstanding is based upon the weighted average number of additional Shares outstanding during the year.

Certain reclassifications have been made to the accompanying consolidated financial statements in prior years to conform to the current presentation.  Gain on prepayment of note receivable has been reclassified to finance income within the consolidated statements of comprehensive (loss) income and consolidated statements of cash flows. Restricted cash has been reclassified to other assets within the consolidated statements of cash flows.

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

December 31, 2012

Depreciation

The LLC records depreciation expense on equipment when the lease is classified as an operating lease.  In order to calculate depreciation, the LLC first determines the depreciable base, which is the equipment cost less the estimated residual value at lease termination.  Depreciation expense is recorded on a straight-line basis over the lease term.

Asset Impairments

The significant assets in the LLC’s portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value.  If there is an indication of impairment, the LLC will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the LLC’s consolidated statements of comprehensive (loss) income in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset.  The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. The Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Revenue Recognition

The LLC leases equipment to third parties and each such lease is classified as either a finance lease or an operating lease, based upon the terms of each lease.  For a finance lease, initial direct costs are capitalized and amortized over the lease term.  For an operating lease, initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

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

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected or written off.  The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate.

For notes receivable, the LLC uses the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

Notes Receivable

Notes receivable are reported in the LLC’s consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate the loans, net of any unamortized premiums or discounts on purchased loans. Unearned income, discounts and premiums are amortized to finance income in the LLC’s consolidated statements of comprehensive (loss) income using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in the LLC’s consolidated balance sheets. Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

The Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers. A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As the LLC’s financing receivables, generally finance leases and notes receivable, are limited in number, the LLC is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio based metrics and credit loss reserve. Financing receivables are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a financing receivable becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Manager analyzes whether a credit loss reserve should be established or whether the financing receivable should be restructured. Material events would be specifically disclosed in the discussion of each financing receivable held.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. Accounts receivable are generally placed in a non-accrual status when payments are more than 90 days past due.  Additionally, the LLC periodically reviews the creditworthiness of companies with payments outstanding less than 90 days.  Based upon the Manager’s judgment, accounts may be placed in a non-accrual status.  Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the LLC believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received. No allowance was deemed necessary at December 31, 2012 and 2011.

Initial Direct Costs

The LLC capitalizes initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. The LLC pays acquisition fees to the Manager equal to 3% of the purchase price of the investment made by or on behalf of the LLC, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the long-lived asset over the amount of the investment, if any.  The costs of each transaction are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in the LLC’s consolidated statements of comprehensive (loss) income. Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense.

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

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

Warrants

Warrants held by the LLC are not registered for public sale and are revalued on a quarterly basis.  The revaluation of warrants is calculated using the Black-Scholes option pricing model.  The assumptions utilized in the Black-Scholes model include share price, strike price, expiration date, risk-free rate and the volatility percentage.  The change in the fair value of warrants is recognized as a component of (gain) loss on derivative financial instruments in the consolidated statements of comprehensive (loss) income.

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

The LLC recognizes all derivative financial instruments as either assets or liabilities on the consolidated balance sheets and measures those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in AOCI, a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Income Taxes

The LLC is taxed as a partnership for federal and state income tax purposes.  Therefore, no provision for federal and state income taxes has been recorded since the liability for such taxes is the responsibility of each of the individual members rather than the LLC.  The LLC is potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on the taxable income of any active trade or business carried on in New York City.  The UBT is imposed for each taxable year at a rate of approximately 4% of taxable income that is allocable to New York City.  The LLC’s federal, state and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the applicable taxing authorities.  All penalties and interest, associated with income taxes are included in general and administrative expense on the consolidated statements of comprehensive (loss) income.  Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  The LLC did not have any material liabilities recorded related to uncertain tax positions nor did it have any unrecognized tax benefits as of the periods presented herein.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, credit loss reserve, depreciation, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

 (3)      Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

	December 31,
	2012	2011
Principal outstanding	$26,396,228	$35,877,028
Initial direct costs	1,386,741	1,896,458
Deferred fees	(365,986)	(434,337)
Credit loss reserve	-	(674,000)
Net investment in notes receivable	27,416,983	36,665,149
Less: current portion of net investment in notes receivable	3,504,935	10,101,702
Net investment in notes receivable, less current portion	$23,912,048	$26,563,447

On June 29, 2009, the LLC and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), an entity also managed by the Manager, entered into a joint venture for the purpose of making term loans in the aggregate amount of $20,000,000 to ARAM Rentals Corporation and ARAM Seismic Rentals Inc. (collectively referred to as the “ARAM Borrowers”). On April 1, 2010, the LLC sold a 2.91% noncontrolling interest in the joint venture to an unaffiliated third party, Hardwood Partners, LLC, for $550,000. As a result, the LLC recorded a gain on sale of approximately $4,000, which was included in members’ equity, and the LLC’s controlling interest in the joint venture was reduced to 52.09%. Effective January 1, 2011, the LLC exchanged its 52.09% ownership interest in the joint venture for its proportionate share of the notes receivable from the ARAM Borrowers owned by the joint venture. The aggregate principal balance of the notes was approximately $8,348,000, and the notes bear interest at 15% per year and mature on August 1, 2014. No gain or loss was recorded as a result of this transaction. Upon completion of the exchange, the joint venture was deconsolidated and then terminated.

On December 23, 2009, a joint venture owned 55% by the LLC and 45% by Fund Fourteen made a second priority term loan to Quattro Plant Limited (“Quattro Plant”) in the amount of £5,800,000 (approximately $9,462,000). Quattro Plant is a wholly-owned subsidiary of Quattro Group Limited. The loan was secured by all of Quattro Plant’s rail support construction equipment, among other collateral. The loan accrued interest at 20% per year and was for a period of 33 months, which began on January 1, 2010. On April 1, 2010, the LLC sold a 5.87% nonvoting, noncontrolling interest in the joint venture to Hardwood Partners for $550,000. As a result, the LLC recorded a loss on sale of approximately $37,000, which was included in members’ equity, and the LLC’s economic interest in the joint venture was reduced to 49.13%, although the LLC’s controlling interest remained at 55%. Effective January 1, 2011, the LLC exchanged its 49.13% ownership interest in the joint venture for an assignment of its proportionate share of future cash flows of the loan receivable from Quattro Plant, which was previously owned by the joint venture. As a result of this assignment, the LLC recorded a loan receivable of approximately £2,478,000, which accrued interest at 20% per year and was scheduled to mature on October 1, 2012. No gain or loss was recorded as a result of this transaction. Upon completion of the exchange, the joint venture was deconsolidated and then terminated. On October 16, 2012, Quattro Plant extended the term of its loan facility for a period of five months until February 28, 2013. On November 14, 2012, Quattro Plant satisfied its obligation in connection with its loan facility by making a prepayment of approximately $872,000.

On April 1, 2010, the LLC sold to Hardwood Partners a 5.10% noncontrolling interest in a term loan to Appleton Papers, Inc. for $1,000,000. As a result, the LLC recorded a gain on sale of approximately $6,000, which was included in members’ equity, and the LLC’s controlling interest in the term loan was reduced to 94.90%. On November 1, 2010, Appleton satisfied in full its remaining obligations under the loan agreement by prepaying the aggregate outstanding principal and interest of approximately $17,730,000. In connection with the prepayment, Appleton paid an additional prepayment fee in the amount of $1,210,000, of which the LLC’s portion was approximately $1,148,000.

On June 30, 2010, the LLC made a second priority term loan to Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd. (collectively, “Ocean Navigation”) in the amount of $9,600,000. The proceeds of the loan were used by Ocean Navigation to purchase two aframax product tanker vessels, the Shah Deniz and the Absheron. Between July 28, 2010 and September 14,

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

2010, the LLC funded the loan in the aggregate amount of $9,600,000 to Ocean Navigation. The secured term loan bears interest at 15.25% per year and is for a period of 72 months maturing between July 2016 and September 2016. The loan is secured by the vessels.

On September 1, 2010, the LLC made a term loan to EMS Enterprise Holdings, LLC, EMS Holdings II, LLC, EMS Engineered Materials Solutions, LLC, EMS CUP, LLC and EMS EUROPE, LLC in the amount of $3,200,000. The loan bears interest at 13% per year and is for a period of 48 months. The loan is secured by metal cladding and production equipment.

On September 24, 2010, the LLC made a term loan to Northern Crane Services, Inc. in the amount of $9,750,000. The loan accrued interest at 15.75% per year and was for a period of 54 months beginning on October 1, 2010. The loan was secured by lifting and transportation equipment. On May 22, 2012, Northern Crane satisfied its obligations in connection with the term loan by making a prepayment of approximately $7,955,000, which included a prepayment fee of approximately $227,000.

On December 23, 2010, a joint venture owned 52.75% by the LLC, 12.25% by ICON Income Fund Ten, LLC (“Fund Ten”) and 35% by ICON Leasing Fund Eleven, LLC (“Fund Eleven”), entities also managed by the Manager, restructured four promissory notes issued by affiliates of Northern Leasing Systems, Inc. by extending each note’s term and increasing each note’s interest rate by 1.50%. The restructured notes bore interest at rates ranging from 9.47% to 9.90% per year and were scheduled to mature through February 15, 2013. Effective January 1, 2011, the LLC exchanged its 52.75% ownership interest in the joint venture for its proportionate share of the notes receivable owned by the joint venture. The aggregate principal balance of the notes was approximately $5,327,000. No gain or loss was recorded as a result of this transaction. Upon completion of the exchange, the joint venture was deconsolidated and then terminated. On May 2, 2012, certain affiliates of Northern Leasing satisfied their obligations in connection with the promissory notes by making a prepayment of approximately $5,018,000.

On February 3, 2012, the LLC made a term loan in the amount of $13,593,750 to subsidiaries of Revstone Transportation, LLC (collectively, “Revstone”). The loan accrued interest at 15% per year and was for a period of 60 months. The loan was secured by all of Revstone’s assets, including a mortgage on real property. In addition, the LLC agreed to make a secured capital expenditure loan (the “CapEx Loan”). Between April and October 2012, Revstone borrowed approximately $514,000 in connection with the CapEx Loan. The CapEx Loan accrued interest at 17% per year and was to mature on March 1, 2017. The CapEx Loan was secured by a first priority security interest in automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in the term loan collateral. On November 15, 2012, Revstone satisfied its obligations in connection with the term loan and the CapEx Loan by making a prepayment of approximately $13,993,000, which included a prepayment fee of approximately $660,000.

On February 29, 2012, the LLC made a term loan in the amount of $2,000,000 to VAS Aero Services, LLC. The loan bears interest at variable rates ranging between 12% and 14.5% per year and is for a period of 33 months. The loan is secured by a second priority security interest in all of VAS’s assets.

On July 24, 2012, the LLC made a secured term loan in the amount of $500,000 to affiliates of Frontier Oilfield Services, Inc. (collectively, “Frontier”). The loan bears interest at 14% per year and is for a period of 66 months. The loan is secured by, among other things, a first priority security interest on Frontier’s saltwater disposal wells and related equipment and a second priority security interest on Frontier’s other assets, including real estate, machinery and accounts receivable.

On September 10, 2012, the LLC made a secured term loan in the amount of $4,080,000 to Superior Tube Company, Inc. and Tubes Holdco Limited (collectively, “Superior”).  The loan bears interest at 12% per year and is for a period of 60 months.  The loan is secured by, among other things, a first priority security interest in Superior’s assets, including tube manufacturing and related equipment and a mortgage on real property, and a second priority security interest in Superior’s accounts receivable and inventory.

On November 28, 2012, the LLC made a secured term loan in the amount of $4,050,000 to SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC (collectively, “SAE”).  The loan bears interest at 13.5% per year and is for a period of 48 months.  The loan is secured by, among other things, a first priority security interest on all the existing

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

and thereafter acquired assets, including seismic testing equipment, of SAE and its parent company, SAExploration Holdings, Inc. (“SAE Holdings”), and a pledge of all the equity interests in SAE and SAE Holdings.  In addition, the LLC acquired warrants, exercisable until December 5, 2022, to purchase 0.05% of the outstanding common stock of SAE Holdings.

Interest income recognized on notes receivable is included in finance income on the consolidated statements of comprehensive (loss) income. For the year ended December 31, 2011, the LLC recorded a credit loss reserve of $674,000. No reserve was recorded for the years ended December 31, 2012 and 2010.

 (4)      Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	December 31,
	2012	2011
Minimum rents receivable	$172,363,894	$205,829,027
Estimated residual values	18,054,383	18,054,383
Initial direct costs	3,537,594	4,632,591
Unearned income	(47,025,418)	(62,592,260)
Net investment in finance leases	146,930,453	165,923,741
Less: current portion of net investment in finance leases	23,051,283	17,422,138
Net investment in finance leases, less current portion	$123,879,170	$148,501,603

Telecommunications Equipment

From July 15, 2010 through March 31, 2011, the LLC purchased information technology equipment for approximately $5,029,000 and simultaneously leased the equipment to Broadview Networks Holdings, Inc. and Broadview Networks Inc. (collectively, “Broadview”). The base term of the four schedules is for a period of 36 months, which commenced between August 1, 2010 and April 1, 2011. On August 22, 2012, Broadview commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court in the Southern District of New York.  On November 14, 2012, Broadview completed a prepackaged restructuring, emerged from bankruptcy and affirmed all of the LLC’s leases.

On November 30, 2011, at the expiration of a lease schedule, the LLC sold certain telecommunications equipment to Global Crossing Telecommunications, Inc. for approximately $3,727,000. The LLC recorded a gain on sale of approximately $1,597,000.

Manufacturing Equipment

On March 3, 2008, the LLC purchased auto parts manufacturing equipment and simultaneously leased back the equipment to Sealynx Automotive Transieres SAS (“Sealynx”). The purchase price was approximately $11,626,000 (€7,638,400). The lease term commenced on March 3, 2008 and continues for a period of 60 months. As additional security for Sealynx’s obligations under the lease, the LLC was granted a lien on property owned by Sealynx in France, valued at €3,746,400 at the acquisition date, and a guarantee from Sealynx’s parent company, Sealynx Automotive Holding. On January 4, 2010, the LLC restructured the payment obligations of Sealynx under the lease to provide it with cash flow flexibility while at the same time attempting to preserve the LLC’s projected economic return on this investment. As additional security for restructuring the payment obligations, the LLC received an additional mortgage on certain real property owned by Sealynx located in Charleval, France. On July 5, 2010, Sealynx filed for a conciliation procedure with the Commercial Court of Nanterre requesting that it be permitted to repay, over a two year period, approximately $1,900,000 of rental payments that had been due to the LLC on July 1, 2010. As a result of third party offers to purchase the equipment under lease by the LLC during 2011 and the uncertainty regarding the LLC’s ability to collect all remaining amounts due under the lease, the LLC recorded a credit loss of approximately $4,409,000 during the year ended December 31, 2010, to write the asset down to net realizable value. On May 16, 2011, the LLC entered into an agreement to sell the auto parts manufacturing equipment subject to lease for €3,000,000. The purchase price is scheduled to be paid in three installments and bears interest at 5.5% per year. The LLC will retain title to

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

the equipment until the final payment is received, which is due on June 1, 2013. On April 25, 2012, Sealynx filed for Redressement Judiciaire, a proceeding under French law similar to Chapter 11 reorganization under the U.S. Bankruptcy Code. It is not possible at this time to determine the LLC’s ability to collect on the amounts due from Sealynx. The LLC’s Manager has estimated that the value of the underlying collateral exceeds the net book value of the receivable. As a result, the LLC’s Manager has concluded that no credit loss reserve is required for the year ended December 31, 2012.  Effective March 18, 2013, Sealynx’s business was assigned to Groupe Mecanique Decoupage.

Marine Vessels

On December 18, 2009, the LLC entered into an agreement to purchase the pipelay barge, the Leighton Faulkner, from an affiliate of Leighton Holdings Ltd. (“Leighton”) for $20,000,000. Simultaneously, the LLC entered into a bareboat charter with Leighton for a period of 96 months commencing on January 5, 2010. The purchase price for the Leighton Faulkner was funded by $1,000,000 in cash and $19,000,000 in non-recourse indebtedness, which included $12,000,000 of senior debt from Standard Chartered Bank and an interest free $7,000,000 subordinated seller’s credit. The subordinated seller’s credit is recorded on a discounted basis and is being accreted to its carrying value as interest expense over its term.

During 2010, the LLC entered into an agreement to upgrade the Leighton Mynx, a barge currently bareboat chartered to Leighton through June 2017, by acquiring certain equipment and making certain upgrades. The upgrades included the addition of a helicopter deck, as well as new cranes and an accommodation unit. The $23,500,000 cost of the upgrades was financed with $3,050,000 in cash and $20,450,000 in non-recourse indebtedness, which included an interest-free $4,000,000 subordinated contractor’s credit and $16,450,000 of senior debt from Standard Chartered. The subordinated contractor’s credit is recorded on a discounted basis and is being accreted to its carrying value as interest expense over its term. In consideration for financing the upgrades, the LLC and Leighton agreed to amend the bareboat charter for the Leighton Mynx to, among other things, increase the amount of monthly charter hire payable by Leighton and increase the purchase option price at the expiration of the charter. On November 12, 2010, the upgrade to the Leighton Mynx was completed and the barge resumed operations.

Gas Compressors

During 2009, the LLC and Fund Fourteen entered into a joint venture for the purpose of leasing in eight Ariel natural gas compressors to Atlas Pipeline Mid-Continent, LLC (“APMC”), an affiliate of Atlas Pipeline Partners, L.P. On April 1, 2010, the LLC sold a 5.46% nonvoting, noncontrolling interest in the joint venture to Hardwood Partners for $550,000. As a result, the LLC recorded a gain on sale of approximately $1,000, which was included in members’ equity, and the LLC’s economic interest in the joint venture was reduced to 49.54%, although the LLC’s controlling interest remained at 55%. On July 15, 2011, the joint venture amended the master lease agreement with APMC requiring APMC to purchase the gas compressors upon lease termination. The joint venture received an amendment fee of $500,000 and the leases were reclassified from operating leases to finance leases.

Non-cancelable minimum annual amounts due on investment in finance leases over the next five years were as follows at December 31, 2012:

Years Ending December 31,
2013	$36,598,742
2014	29,611,734
2015	23,770,530
2016	24,041,652
2017	58,341,236
$172,363,894

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

 (5)      Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	December 31,
	2012	2011
Marine - crude oil tanker	$132,824,143	$168,120,037
Offshore oil field services equipment	54,383,809	54,383,809
Marine - container vessels	52,691,711	52,691,711
Coal drag line	12,834,631	12,834,631
Automotive manufacturing equipment	-	14,035,942
Motor coaches	-	5,473,082
Leased equipment at cost	252,734,294	307,539,212
Less: accumulated depreciation	111,464,733	82,423,653
Leased equipment at cost, less accumulated depreciation	$141,269,561	$225,115,559

Depreciation expense was $40,560,520, $30,010,953 and $33,588,592 for the years ended December 31, 2012, 2011 and 2010, respectively.

Marine Vessels and Equipment

The LLC and Fund Ten have ownership interests of 51% and 49%, respectively, in a joint venture which owned an aframax product tanker, the Mayon Spirit, subject to a bareboat charter. As a result of negotiations to remarket and ultimately dispose of certain vessels, the Manager reviewed the joint venture’s investment in the Mayon Spirit and determined that the net book value of the vessel exceeded the fair value. As a result, the joint venture recognized impairment charges of approximately $21,858,000 during the year ended December 31, 2011. On September 23, 2011, the joint venture sold the vessel for approximately $8,275,000 and satisfied the remaining related third-party debt. The joint venture recorded a loss on sale of approximately $94,000.

In connection with the LLC’s annual impairment review process for the year ended December 31, 2011, the LLC’s Manager had changed the end of lease residual values relating to the Eagle Carina, the Eagle Corona, the Eagle Auriga and the Eagle Centaurus (collectively, the “Eagle Vessels”). Accordingly, effective January 1, 2012, the remaining net book values of the Eagle Vessels will be depreciated over the remaining terms of the leases using the straight-line method to the reduced residual values.

In connection with our annual impairment review process for the year ended December 31, 2012, our Manager concluded that the carrying value of the Eagle Vessels was not recoverable and determined that an impairment existed.  That determination was based on a forecast of undiscounted contractual cash flows for the remaining term of the lease and non-contractual cash flows based on a weighted average probability of alternate opportunities of re-leasing or disposing of the Eagle Vessels.  Projected future scrap rates were a critical component of that analysis as well as negotiated rates related to re-leasing of the Eagle Vessels.  Based on the Manager’s review of the Eagle Vessels, the net book value of the Eagle Vessels exceeded the estimated undiscounted cash flows and exceeded the fair value and, as a result, the LLC recognized an impairment loss of approximately $35,296,000 for the year ended December 31, 2012.

Manufacturing Equipment

A joint venture owned 55% by the LLC and 45% by Fund Eleven purchased and simultaneously leased back semiconductor manufacturing equipment to EAR for approximately $15,730,000, of which the LLC’s share was approximately $8,651,000. The lease term commenced on July 1, 2008 and was scheduled to expire on June 30, 2013. As additional security for the purchase and lease, the joint venture received mortgages on certain parcels of real property located in Jackson Hole,Wyoming.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

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

In light of developments surrounding the semiconductor manufacturing equipment on lease to EAR and in light of the sale of certain parcels of real property located in Jackson Hole, Wyoming on June 2, 2010 and March 16, 2011, the LLC’s Manager determined that the net book value of such equipment and real property may not be recoverable. Based on the Manager’s review, the net book value of the semiconductor manufacturing equipment and real property, in the aggregate, exceeded the undiscounted cash flows and exceeded the fair value and, as a result, the joint venture recognized impairment charges of approximately $1,158,000 and $5,649,000 during the years ended December 31, 2011 and 2010, respectively.

On June 20, 2011, the joint venture filed a complaint in the Court of Common Pleas, Hamilton County, Ohio, against EAR’s auditors alleging malpractice and negligent misrepresentation.  On May 3, 2012, the case was settled in the joint venture’s favor for $590,000, of which the LLC’s portion was approximately $230,000.

On March 7, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against the joint venture thereby dismissing the joint venture’s claims to the proceeds resulting from the sale of the EAR equipment. The joint venture is appealing the decision. At December 31, 2012, the only remaining asset owned by the joint venture was real property with a carrying value of approximately $290,000, which is included in other current assets on the accompanying consolidated balance sheets.

Between January 13, 2010 and September 30, 2011, the LLC amended the lease with LC Manufacturing, LLC, a wholly-owned subsidiary of MW Universal, Inc. (“MWU”), to reduce LC Manufacturing’s monthly rental payment obligations under the lease and to provide the LLC with an excess cash flow sweep in the event that excess cash flow became available in the future. In consideration for reducing the monthly rent, LC Manufacturing agreed to an increase in the amount of the end of lease purchase option to approximately $4,000,000. On May 31, 2010, MWU sold its equity interest in LC Manufacturing to an entity controlled by LC Manufacturing’s management, and a pre-existing personal guarantee of MWU’s principal was reduced to $6,500,000 with respect to LC Manufacturing. On August 20, 2012, the LLC sold the automotive manufacturing equipment subject to lease with LC Manufacturing and terminated warrants issued to the LLC for aggregate proceeds of $8,300,000. As a result, the LLC recognized a loss on the sale of leased equipment and termination of warrants of approximately $95,000. In addition, the LLC recorded a credit loss of approximately $5,411,000 on amounts due under the personal guarantee of MWU’s principal.

On July 26, 2010, the LLC sold the machining and metal working equipment subject to lease with Metavation, LLC, an affiliate of LC Manufacturing, to Metavation for approximately $2,423,000, which represented all amounts due under the lease, and simultaneously terminated the lease. As a result, the LLC recognized a gain on sale of approximately $522,000.

The LLC, Fund Ten and Fund Eleven (together, the “Participating Funds”) entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU affiliate or subsidiary were to be shared among the Participating Funds in proportion to their respective capital investments. On September 30, 2010, the Participating Funds terminated the credit support agreement. Simultaneously with the termination, the LLC and Fund Eleven formed a joint venture with ownership interests of 93.67% and 6.33%, respectively, and, as contemplated by the credit support agreement, the

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

LLC contributed all of its interest in the assets related to the financing of the MWU subsidiaries (primarily in the form of machining and metal working equipment subject to lease with MW Crow, Inc. and LC Manufacturing) to the joint venture to extinguish the LLC’s obligations under the credit support agreement and receive an ownership interest in the joint venture. The methodology used to determine the ownership interests was at the discretion of the Manager, consistent with the intent of the credit support agreement. In connection with this contribution and the related termination of the credit support agreement, the LLC recorded a net gain of approximately $1,057,000 during the year ended December 31, 2010.

On December 31, 2011, MWU and certain of its subsidiaries satisfied their obligations relating to two lease schedules. On January 4, 2012, MWU and certain of its subsidiaries satisfied their obligations relating to two additional lease schedules. As a result, the LLC recognized a gain on sale of certain automotive manufacturing equipment of approximately $290,000 during the year ended December 31, 2012.

Mining Equipment

On March 4, 2011, the LLC sold mining equipment that was subject to a lease with American Energy Corp. and Ohio American Energy, Inc. for approximately $1,798,000. No gain or loss was recorded as a result of this transaction.

On December 30, 2011, the LLC sold mining equipment that was subject to a lease with American Energy Corp. and The Ohio Valley Coal Company for approximately $1,300,000 and recorded a loss on the sale of approximately $487,000.

Telecommunications Equipment

On April 4, 2011, at the expiration of the lease, the LLC sold certain telecommunications equipment to Global Crossing for approximately $1,188,000. No gain or loss was recorded as a result of this transaction.

Motor Coaches

On January 3, 2012, CUSA PRTS, LLC and its parent company, Coach Am Group Holdings Corp., commenced a voluntary Chapter 11 proceeding in U.S. Bankruptcy Court. Subsequently, on July 20, 2012, the LLC sold all of the remaining motor coaches to CUSA for approximately $3,607,000.  As a result, the LLC recorded a gain on sale of approximately $881,000.

Coal Drag Line

On July 9, 2012, Patriot Coal Corporation and substantially all of its wholly owned subsidiaries, including Magnum Coal Company, LLC, commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court in the Southern District of New York. On March 11, 2013, the LLC entered into an agreement to sell the coal drag line under lease to Magnum for approximately $9,500,000 to be paid in six installments. The LLC will retain title to the equipment until the final payment is received, which is due on August 1, 2015.  The terms of the sale agreement resulted in the reclassification from an operating lease to a finance lease.

Aggregate annual minimum future rentals receivable from the LLC’s non-cancelable leases over the next five years consisted of the following at December 31, 2012:

Years Ending December 31,
2013	$34,859,449
2014	12,423,300
2015	7,300,000
2016	7,320,000
2017	6,640,000
$68,542,749

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

(6)      Investment in Joint Ventures

On March 29, 2011, the LLC and Fund Fourteen entered into a joint venture owned 25% by the LLC and 75% by Fund Fourteen, for the purpose of acquiring two aframax product tankers and two Very Large Crude Carriers (the “VLCCs”). The LLC’s contribution to the joint venture was approximately $12,166,000. The aframax product tankers were each acquired for $13,000,000 and simultaneously bareboat chartered to AET Inc. Limited for a period of three years. The VLCCs were each acquired for $72,000,000 and simultaneously bareboat chartered to AET for a period of 10 years.

On December 22, 2011, a joint venture owned 25% by the LLC and 75% by Fund Fourteen made a $20,124,000 subordinated term loan to Jurong Aromatics Corporation Pte. Ltd. (“JAC”). The loan bears interest at rates ranging between 12.50% and 15% per year and matures in January 2021. The loan is secured by a second priority interest on all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

(7)      Non-Recourse Long-Term Debt

The LLC had the following non-recourse long-term debt:

	December 31,
Counterparty	2012	2011	Maturity	Rate
Standard Chartered Bank	$69,763,304	$83,817,464	2014-2015	5.58%-7.96%
BNP Paribas	28,508,529	44,974,420	2013-2014	3.85%-5.43%
DVB Bank SE	14,968,321	25,605,271	2013	3.85%-4.94%
Wells Fargo Equipment Finance, Inc.	7,901,686	11,228,245	2013	4.08%-7.50%
Nordea Bank Finland PLC	2,200,000	3,300,000	2014	5.54%
CapitalSource Bank	-	400,946	2012	9.00%
Total non-recourse long-term debt	123,341,840	169,326,346
Less: current portion of non-recourse long-term debt	62,260,590	48,748,203
Total non-recourse long-term debt, less current portion	$61,081,250	$120,578,143

On September 14, 2011, a joint venture owned 49.54% by the LLC, 40.53% by Fund Fourteen and 9.93% by Hardwood Partners financed future receivables related to the leases with APMC by entering into a non-recourse loan agreement with Wells Fargo Equipment Finance, Inc. (“Wells Fargo”) in the amount of approximately $10,628,000. Wells Fargo received a first priority security interest in the leased equipment, among other collateral. The loan bears interest at the rate of 4.08% per year and matures on September 1, 2013.

On January 20, 2012, the LLC satisfied its non-recourse debt obligation with Wells Fargo, secured by certain motor coaches, for approximately $1,192,000.

As of December 31, 2012 and 2011, the LLC had capitalized net debt financing costs of $1,140,705 and $2,035,222, respectively. For the years ended December 31, 2012, 2011 and 2010, the LLC recognized additional interest expense of $895,309, $1,132,390 and $1,251,909, respectively, related to the amortization of debt financing costs.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

The aggregate maturities of non-recourse long-term debt over the next three years were as follows at December 31, 2012. There will be no additional maturities of non-recourse long-term debt after 2015.

Years Ending December 31,
2013	$62,260,590
2014	56,048,996
2015	5,032,254
$123,341,840

At December 31, 2012, the LLC was in compliance with all covenants related to the non-recourse long-term debt.

(8)      Revolving Line of Credit, Recourse

On May 10, 2011, the LLC entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of up to $10,000,000 (the “Facility”), which is secured by all of the LLC’s assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which the LLC has a beneficial interest. At December 31, 2012, the LLC had $9,953,133 available under the Facility pursuant to the borrowing base.

The Facility has been extended through March 31, 2015.  The interest rate on general advances under the Facility is CB&T’s prime rate.  The LLC may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the current London Interbank Offered Rate (“LIBOR”) plus 2.5% per year.  In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year.  In addition, the LLC is obligated to pay an annualized 0.50% fee on unused commitments under the Facility. At December 31, 2012, there were no obligations outstanding under the Facility.

At December 31, 2012, the LLC was in compliance with all covenants related to the Facility.

(9)      Transactions with Related Parties

The LLC pays or paid the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals and other contractual payments recognized either directly by the LLC or through its joint ventures, and (ii) acquisition fees, through the end of the operating period, of 3% of the purchase price (including indebtedness incurred or assumed therewith) of, or the value of the long-lived assets secured by or subject to, each of the LLC’s investments. In addition, the Manager is reimbursed for administrative expenses incurred in connection with the LLC’s operations. The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds.

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

The LLC paid distributions to the Manager of $339,749, $339,752 and $339,880 for the years ended December 31, 2012, 2011 and 2010, respectively. The Manager’s interest in the LLC’s net (loss) income for the years ended December 31, 2012, 2011 and 2010 was $(280,097), $29,538 and $118,755, respectively.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2012	2011	2010
ICON Capital, LLC	Manager	Acquisition fees (1)	$1,366,728	$2,585,188	$3,849,400
ICON Capital, LLC	Manager	Management fees (2)	4,569,168	4,812,299	4,302,374
ICON Capital, LLC	Manager	Administrative expense
		reimbursements (2)	2,857,713	2,795,143	3,184,449
			$8,793,609	$10,192,630	$11,336,223

(1) Amount capitalized and amortized to operations.
(2) Amount charged directly to operations.

At December 31, 2012 and 2011, the LLC had a net payable due to the Manager of $278,630 and $109,356, respectively, primarily related to administrative expense reimbursements.

(10)    Derivative Financial Instruments

The LLC may enter into derivative financial instruments for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on its non-recourse long-term debt. The LLC enters into these instruments only for hedging underlying exposures. The LLC does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though the LLC believes that these are effective economic hedges.

The LLC recognizes all derivative financial instruments as either assets or liabilities on the consolidated balance sheets and measures those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in AOCI, a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Interest Rate Risk

The LLC’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its variable non-recourse debt. The LLC’s hedging strategy to accomplish these objectives is to match the projected future cash flows with the underlying debt service. Interest rate swaps designated as cash flow hedges involve the receipt of floating rate interest payments from a counterparty in exchange for the LLC making fixed rate interest payments over the life of the agreements without exchange of the underlying notional amount.

Non-designated Derivatives

As of December 31, 2012 and 2011, the LLC had two interest rate swap, one with Standard Chartered Bank and one with Nordea Bank Finland PLC, that are not designated and qualifying as cash flow hedges with an aggregate notional balance of $10,329,032 and $12,977,419, respectively. These interest rate swaps are not speculative and are used to meet the LLC’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

Additionally, the LLC holds warrants that are held for purposes other than hedging. All changes in the fair value of the interest rate swaps not designated as hedges and the warrants are recorded directly in earnings.

Designated Derivatives

As of December 31, 2012 and 2011, the LLC had 11 floating-to-fixed interest rate swaps, five with Standard Chartered Bank and six with BNP Paribas, that are designated and qualifying as cash flow hedges with an aggregate notional amount of $101,547,181 and $141,155,794, respectively. These interest rate swaps have maturity dates ranging from November 14, 2013 to September 30, 2014.

For these derivatives, the LLC records the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the consolidated statements of comprehensive (loss) income as the impact of the hedged transaction. During the years ended December 31, 2012, 2011, and 2010, the LLC recorded approximately $34,000, $44,000 and $53,000 of hedge ineffectiveness in earnings, respectively, which is included in (gain) loss on derivative financial instruments. At December 31, 2012 and 2011, the total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was approximately $2,758,000 and $4,833,000, respectively.

During the twelve months ending December 31, 2013, the LLC estimates that approximately $2,041,000 will be reclassified from AOCI to interest expense.

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheets as of December 31, 2012 and 2011:

	Asset Derivatives			Liability Derivatives
	Balance			Balance
	Sheet	2012	2011	Sheet	2012	2011
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
Derivatives designated
as hedging instruments:
				Derivative
				financial
Interest rate swaps		$-	$-	instruments	$2,887,635	$5,083,670

Derivatives not designated
as hedging instruments:
				Derivative
				financial
Interest rate swaps		$-	$-	instruments	$380,165	$522,992
	Other
	non-current
Warrants	assets	$53,156	$1,148,250		$-	$-

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of comprehensive (loss) income for the years ended December 31, 2012, 2011 and 2010:

					Location of	Amount of
					Gain (Loss)	Gain (Loss)
					Recognized	Recognized
		Amount of	Location of	Amount of	in Income	in Income
		Gain (Loss)	Gain (Loss)	Gain (Loss)	on Derivatives	on Derivatives
		Recognized in	Reclassified	Reclassified	(Ineffective Portion	(Ineffective Portion
	Derivatives	AOCI on	from AOCI into	from AOCI into	and Amounts	and Amounts
	Designated as	Derivatives	Income	Income	Excluded from	Excluded from
Years Ended	Hedging	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
December 31,	Instruments	Portion)	Portion)	Portion)	Testing)	Testing)
(Gain) loss
on derivative
	Interest rate		Interest		financial
2012	swaps	$(900,614)	expense	$(2,975,712)	instruments	$(33,552)

(Gain) loss
on derivative
	Interest rate		Interest		financial
2011	swaps	$(2,387,358)	expense	$(4,038,568)	instruments	$(44,490)

(Gain) loss
on derivative
	Interest rate		Interest		financial
2010	swaps	$(7,240,920)	expense	$(5,007,412)	instruments	$(52,724)

The LLC’s derivative financial instruments not designated as hedging instruments generated a net gain (loss) on the consolidated statements of comprehensive (loss) income for the years ended December 31, 2012, 2011 and 2010 of $2,814,366, $800,941 and $(195,048), respectively. The gain recorded for the year ended December 31, 2012 was comprised of gains of $132,366 relating to interest rate swap contracts and $2,682,000 relating to warrants. The net gain recorded for the year ended December 31, 2011 was comprised of losses of $6,985 relating to interest rate swap contracts and a gain of $807,926 relating to warrants. The net loss recorded for the year ended December 31, 2010 was comprised of losses of $456,001 relating to interest rate swap contracts and a gain of $260,953 relating to warrants. These amounts were recorded as a component of (gain) loss on derivative financial instruments on the consolidated statements of comprehensive (loss) income.

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

As of December 31, 2012 and 2011, the fair value of the derivatives in a liability position was $3,267,800 and $5,606,662, respectively. Derivative contracts may contain credit risk related contingent features that can trigger a termination event, such as maintaining specified financial ratios. In the event that the LLC would be required to settle its obligations under the agreements as of December 31, 2012 and 2011, the termination value would be $3,355,975 and $5,826,294, respectively.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

(11)    Accumulated Other Comprehensive Loss

AOCI includes accumulated unrealized losses on derivative financial instruments and accumulated unrealized losses on currency translation adjustments of $2,757,729 and $1,455,357, respectively, at December 31, 2012 and accumulated unrealized losses on derivative financial instruments and accumulated unrealized losses on currency translation adjustments of $4,832,827 and $1,483,240, respectively, at December 31, 2011.

(12)    Fair Value Measurements

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

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Warrants	$-	$-	$53,156	$53,156
Liabilities:
Derivative financial instruments	$-	$3,267,800	$-	$3,267,800

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Assets:
Warrants	$-	$-	$1,148,250	$1,148,250
Liabilities:
Derivative financial instruments	$-	$5,606,662	$-	$5,606,662

The LLC’s derivative financial instruments, including interest rate swaps and warrants, are valued using models based on readily observable or unobservable market parameters for all substantial terms of the LLC’s derivative financial instruments and are classified within Level 2 or Level 3. As permitted by the accounting pronouncements, the LLC uses market prices and pricing models for fair value measurements of its derivative financial instruments. The LLC utilizes a model that incorporates common market pricing methods, including a spread measurement to the Treasury yield curve or interest rate swap curve as well as underlying characteristics of the particular contract. Interest rate swaps are modeled by incorporating such factors as the term to maturity, Treasury curve, LIBOR rates, and the payment rates on the fixed portion of the interest rate swaps. Thereafter, the LLC compares third party quotations received to its own estimate of fair value to evaluate for reasonableness. The estimated fair value of the LLC’s warrants at December 31, 2012 was based on public comparable analysis. The significant unobservable inputs used in the fair value measurement of the LLC’s warrants at December 31, 2012 included the use of an enterprise value to earnings before interest, taxes, depreciation and amortization multiple of 3.01x. The estimated fair value of the LLC’s

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

warrants at December 31, 2011 was based on the discounted value of future cash flows of the underlying company.  The significant unobservable inputs used in the fair value measurement of the LLC’s warrants at December 31, 2011 included the use of a discount rate of 22%.  Increases or decreases of these inputs would result in a lower or higher fair value measurement. The fair value of the warrants was recorded in other non-current assets and the fair value of the interest rate swaps was recorded in derivative financial instruments within the consolidated balance sheets.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The LLC is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements.  The LLC’s non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  To determine the fair value when impairment indicators exist, the LLC utilizes different valuation approaches based on transaction specific facts and circumstances to determine fair value, including discounted cash flow models and the use of comparable transactions.  The estimated fair value of the LLC’s non-financial assets at December 31, 2012 and 2011 were based on inputs that are generally unobservable and cannot be corroborated by market data and are classified within Level 3.  The significant unobservable inputs included discount rates ranging between 8% and 10% per year for fair value measurements of the LLC’s leased equipment at cost at December 31, 2012 and a recent sale of similar type equipment for fair value measurements of the LLC’s leased equipment at cost at December 31, 2011.  The significant unobservable inputs used in the fair value measurement of the LLC’s other current assets at cost at December 31, 2011 were comparable sales.

The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2012:

					Impairment Loss
	Carrying Value at	Fair Value at Impairment Date			for the Year Ended
	December 31, 2012	Level 1	Level 2	Level 3	December 31, 2012
Leased equipment at cost	$-	$-	$-	$56,059,700	$35,295,894

The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis, of which the fair value information presented is not current but rather as of the date the impairment was recorded, and the carrying value of the asset as of December 31, 2011:

					Impairment Loss
	Carrying Value at	Fair Value at Impairment Date			for the Year Ended
	December 31, 2011	Level 1	Level 2	Level 3	December 31, 2011
Leased equipment at cost	$-	$-	$-	$8,260,208	$21,858,385
Other current assets	$290,366	$-	$-	$290,366	$1,158,171

The LLC’s non-financial assets were valued using inputs that are generally unobservable and cannot be corroborated by market data and are classified within Level 3. As permitted by the accounting pronouncements, the LLC uses projected cash flows for fair value measurements of its non-financial assets.

Fair value information with respect to certain of the LLC’s assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The carrying value of the LLC's non-recourse debt approximates its fair value due to its floating interest rates. The estimated fair value of the LLC’s fixed rate notes receivable, fixed rate non-recourse debt and seller’s credit was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. Principal outstanding on fixed rate notes receivable was discounted at rates ranging between 12% and 15.25% per year. Principal outstanding on fixed rate non-recourse debt and seller’s credit was discounted at a rate of 4.6% per year.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

	December 31, 2012
	Carrying	Fair Value
	Value	(Level 3)
Principal outstanding on fixed rate notes receivable	$26,396,228	$26,570,650

Principal outstanding on fixed rate non-recourse long-term debt	$7,901,686	$7,908,862

Seller's credit	$56,934,973	$56,899,085

(13)    Concentrations of Risk

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

For the years ended December 31, 2012, 2011 and 2010, the LLC had four, three and three lessees that accounted for approximately 80.4%, 60.8% and 51.3% of rental and finance income, respectively.

As of December 31, 2012 and 2011, the LLC had four and two lessees that accounted for approximately 71.4% and 55.0% of total assets, respectively.

As of December 31, 2012 and 2011, the LLC had two and three lenders that accounted for 51.9% and 65.1% of total liabilities, respectively.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

(14)    Geographic Information

Geographic information for revenue and long-lived assets, based on the country of origin, was as follows:

	Year Ended December 31, 2012
	North			Vessels and
	America	Europe	Asia	Equipment(a)	Total
Revenue and other income:
Finance income	$6,228,433	$1,773,683	$-	$12,242,330	$20,244,446
Rental income	$4,154,765	$-	$-	$40,139,592	$44,294,357
Income from investment in joint ventures	$581,503	$-	$612,472	$304,937	$1,498,912

	December 31, 2012
	North			Vessels and
	America	Europe	Asia	Equipment(a)	Total
Long-lived assets:
Net investment in notes receivable	$17,125,520	$10,291,463	$-	$-	$27,416,983
Net investment in finance leases	$9,468,616	$1,535,780	$-	$135,926,057	$146,930,453
Leased equipment at cost, net	$9,436,911	$-	$-	$131,832,650	$141,269,561
Investment in joint ventures	$2,355,656	$-	$6,724,925	$5,206,265	$14,286,846

	Year Ended December 31, 2011
	North			Vessels and
	America	Europe	Asia	Equipment(a)	Total
Revenue and other income:
Finance income	$6,276,099	$2,157,009	$-	$13,250,715	$21,683,823
Rental income	$10,289,142	$-	$-	$43,951,234	$54,240,376
Income (loss) from investment in joint ventures	$586,128	$-	$91,971	$(1,902,568)	$(1,224,469)

	December 31, 2011
	North			Vessels and
	America	Europe	Asia	Equipment(a)	Total
Long-lived assets:
Net investment in notes receivable	$23,379,192	$13,285,957	$-	$-	$36,665,149
Net investment in finance leases	$12,054,528	$2,695,055	$-	$151,174,158	$165,923,741
Leased equipment at cost, net	$19,717,873	$-	$-	$205,397,686	$225,115,559
Investment in joint ventures	$3,112,448	$-	$6,405,846	$4,763,827	$14,282,121

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

	Year Ended December 31, 2010
	North		Vessels and
	America	Europe	Equipment(a)	Total
Revenue and other income:
Finance income	$10,981,765	$3,012,422	$11,406,064	$25,400,251
Rental income	$20,903,382	$-	$40,182,654	$61,086,036
Income from investment in joint ventures	$626,726	$-	$-	$626,726

(a) Vessels are generally free to trade worldwide.

(15)    Commitments and Contingencies

At the time the LLC acquires or divests of its interest in an equipment lease or other financing transaction, the LLC may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. The Manager believes that any liability of the LLC that may arise as a result of any such indemnification obligations will not have a material adverse effect on the consolidated financial condition or result of operations of the LLC taken as a whole.

In connection with certain investments, the LLC is required to maintain restricted cash accounts with certain banks. Restricted cash of approximately $2,425,000 and $2,446,000 are presented within other non-current assets in the LLC’s consolidated balance sheets at December 31, 2012 and 2011, respectively.

On June 20, 2011, the joint venture filed a complaint in the Court of Common Pleas, Hamilton County, Ohio, against EAR’s auditors alleging malpractice and negligent misrepresentation.  On May 3, 2012, the case was settled in the joint venture’s favor for $590,000, of which the LLC’s portion was approximately $230,000.

On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR, LLC (“ICON EAR”) seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to ICON EAR. The complaint also sought the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale ICON EAR received as security in connection with its investment. The Manager filed an answer to the complaint, which included certain affirmative defenses. The Manager believes these claims are frivolous and intends to vigorously defend this action. At this time, the LLC is unable to predict the outcome of this action or loss therefrom, if any.

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

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

(16)    Selected Quarterly Financial Data (unaudited)

The following table is a summary of selected financial data by quarter:

					Year ended
	Quarters Ended in 2012				December 31,
	March 31,	June 30,	September 30,	December 31,	2012

Total revenue and other income	$17,659,447	$16,665,349	$16,950,378	$16,257,219	$67,532,393

Net income (loss)	$4,188,949	$638,994	$(3,682,825)	$(34,124,568)	$(32,979,450)

Net income (loss) attributable to Fund Twelve
allocable to additional members	$3,620,302	$109,403	$(3,648,166)	$(27,811,122)	$(27,729,583)

Weighted average number of additional shares of
limited liability company interests outstanding	348,636	348,598	348,507	348,436	348,544

Net income (loss) attributable to Fund Twelve
per weighted average additional share of
limited liability company interests outstanding	$10.38	$0.31	$(10.47)	$(79.82)	$(79.56)

					Year ended
	Quarters Ended in 2011				December 31,
	March 31,	June 30,	September 30,	December 31,	2011

Total revenue and other income	$20,935,158	$18,755,375	$16,970,441	$19,120,933	$75,781,907

Net (loss) income	$(5,423,813)	$(5,930,063)	$2,000,127	$5,599,293	$(3,754,456)

Net (loss) income attributable to Fund Twelve
allocable to additional members	$(1,269,235)	$(1,924,785)	$1,456,059	$4,662,196	$2,924,235

Weighted average number of additional shares of
limited liability company interests outstanding	348,650	348,650	348,650	348,650	348,650

Net (loss) income attributable to Fund Twelve
per weighted average additional share of
limited liability company interests outstanding	$(3.64)	$(5.52)	$4.18	$13.37	$8.39

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

					Year ended
	Quarters Ended in 2010				December 31,
	March 31,	June 30,	September 30,	December 31,	2010

Total revenue and other income	$22,373,703	$23,459,272	$20,527,981	$22,032,657	$88,393,613

Net income (loss)	$6,667,535	$6,718,987	$5,469,108	$(1,161,197)	$17,694,433

Net income (loss) attributable to Fund Twelve
allocable to additional members	$4,508,129	$5,112,429	$3,335,103	$(1,198,951)	$11,756,710

Weighted average number of additional shares of
limited liability company interests outstanding	348,709	348,709	348,650	348,650	348,679

Net income (loss) attributable to Fund Twelve
per weighted average additional share of
limited liability company interests outstanding	$12.93	$14.66	$9.57	$(3.44)	$33.72

(17)    Income Tax Reconciliation (unaudited)

At December 31, 2012 and 2011, the members’ equity included in the consolidated financial statements totaled $158,539,531 and $218,571,273, respectively. The members’ capital for federal income tax purposes at December 31, 2012 and 2011 totaled $236,918,601 and $239,142,156, respectively. The difference arises primarily from sales and offering expenses reported as a reduction in the additional members’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in depreciation and amortization between financial reporting purposes and federal income tax purposes.

The following table reconciles net (loss) income attributable to the LLC for financial statement reporting purposes to the net income attributable to the LLC for federal income tax purposes:

	Years Ended December 31,
	2012	2011	2010
Net (loss) income attributable to Fund Twelve per consolidated financial statements	$(28,009,680)	$2,953,773	$11,875,465
Finance income	(7,080,416)	12,224,130	(7,279,048)
Rental income	21,175,447	(1,486,515)	19,840,283
Depreciation	7,798,022	(2,472,473)	(4,207,455)
Tax gain from consolidated joint venture	1,549,494	8,847,794	12,051,195
Income from flow through entities	7,131,529	-	-
Fixed asset impairment	29,048,394	(7,767,237)	-
Interest expense	994,127	1,972,982	-
Bad debt	(345,000)	-	-
Other	(360,614)	746,962	592,325
Net income attributable to Fund Twelve for federal income tax purposes	$31,901,303	$15,019,416	$32,872,765

(18)    Subsequent Event

On February 12, 2013, the LLC entered into a term loan in the amount of $2,700,000 with NTS Communications, Inc. and certain of its affiliates, which is expected to be drawn prior to June 30, 2013. The loan bears interest at 12.75% per year and is for a period of 51 months.  The loan is secured by the telecommunications equipment acquired with the proceeds from the loan.

Schedule II - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Notes Receivable	Deduction		Balance at End of Year

Allowance from asset accounts:

Year Ended December 31, 2012
Credit loss reserve	$674,000	$(345,000)	$-	$329,000	(a)	$-

Year Ended December 31, 2011
Credit loss reserve	$-	$674,000	$-	$-		$674,000

Year Ended December 31, 2010
Credit loss reserve	$-	$-	$-	$-		$-

(a) Credit loss reserve removed due to prepayment of term loan.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2012, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Our Manager’s Co-Chief Executive Officers and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this Annual Report on Form 10-K.

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

Our Manager assessed the effectiveness of its internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.”

Based on its assessment, our Manager believes that, as of December 31, 2012, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our Manager’s internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's Manager and Corporate Governance

Our Manager, ICON Capital, LLC, a Delaware limited liability company (“ICON”), was formed in 1985. Our Manager's principal office is located at 3 Park Avenue, 36th Floor, New York, New York 10016, and its telephone number is (212) 418-4700.

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

Name
	Age	Title
Michael A. Reisner..................	42	Co-Chairman, Co-Chief Executive Officer and Co-President
Mark Gatto...............................	40	Co-Chairman, Co-Chief Executive Officer and Co-President
Nicholas A. Sinigaglia.............	43	Managing Director
David J. Verlizzo......................	40	Senior Managing Director and Counsel
Craig A. Jackson......................	54	Managing Director
Harry Giovani..........................	38	Managing Director and Chief Credit Officer

Michael A. Reisner, Co-President, Co-CEO and Director, joined ICON in 2001. Prior to purchasing the company in 2008, Mr. Reisner held various positions in the firm, including Executive Vice President and Chief Financial Officer, General Counsel and Executive Vice President of Acquisitions. Before his tenure with ICON, Mr. Reisner was an attorney from 1996 to 2001 with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-President, Co-CEO, and Director, originally joined ICON in 1999. Prior to purchasing the company in 2008, Mr. Gatto held various positions in the firm, including Executive Vice President and Chief Acquisitions Officer, Executive Vice President - Business Development and Associate General Counsel. Before his tenure with ICON, he was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. Additionally, he was Director of Player Licensing for the Topps Company and in 2003, he co-founded a specialty business consulting firm in New York City, where he served as managing partner before re-joining ICON in 2005. Mr. Gatto received an M.B.A. from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Nicholas A. Sinigaglia, Managing Director, joined ICON in March 2008 as a Vice President of Accounting and Finance and was promoted to Managing Director in July 2011.  Mr. Sinigaglia was previously the Chief Financial Officer of Smart Online, Inc. from February 2006 through March 2008 and the Vice President of Ray-X Medical Management Corp. from 1997 through 2005.  Mr. Sinigaglia began his accounting career at Arthur Andersen LLP in 1991, where he was employed through 1997, rising to the level of Audit Manager.  Mr. Sinigaglia received a B.S. from the University of Albany and is a certified public accountant.

David J. Verlizzo, Senior Managing Director and Counsel, joined ICON in 2005. Mr. Verlizzo was formerly Vice President and Deputy General Counsel from February 2006 to July 2007 and was Assistant Vice President and Associate General Counsel from May 2005 until January 2006. Previously, from May 2001 to May 2005, Mr. Verlizzo was an attorney with Cohen Tauber Spievack & Wagner LLP in New York, concentrating on public and private securities offerings, securities law compliance and corporate and commercial transactions. Mr. Verlizzo received a J.D. from Hofstra University School of Law and a B.S. from The University of Scranton.

Craig A. Jackson, Managing Director, joined ICON in 2006. Mr. Jackson was previously Vice President – Remarketing and Portfolio Management from February 2006 through March 2008. Previously, from October 2001 to February 2006, Mr. Jackson was President and founder of Remarketing Services, Inc., a transportation equipment remarketing company. Prior to 2001, Mr. Jackson served as Vice President of Remarketing and Vice President of Operations for Chancellor Fleet Corporation (an equipment leasing company). Mr. Jackson received a B.A. from Wilkes University.

Harry Giovani, Managing Director and Chief Credit Officer, joined ICON in 2008. Most recently, from March 2007 to January 2008, he was Vice President for FirstLight Financial Corporation, responsible for underwriting and syndicating middle market leveraged loan transactions. Previously, he spent three years at GE Commercial Finance, initially as an Assistant Vice President in the Intermediary Group, where he was responsible for executing middle market transactions in a number of industries including manufacturing, steel, paper, pharmaceutical, technology, chemicals and automotive, and later as a Vice President in the Industrial Project Finance Group, where he originated highly structured project finance transactions. He started his career at Citigroup’s Citicorp Securities and CitiCapital divisions, where he spent six years in a variety of roles of increasing responsibility including underwriting, origination and strategic marketing / business development. Mr. Giovani graduated from Cornell University in 1996 with a B.S. in Finance.

Code of Ethics

Our Manager, on our behalf, has adopted a code of ethics for its Co-Chief Executive Officers and Principal Financial and Accounting Officer. The Code of Ethics is available free of charge by requesting it in writing from our Manager. Our Manager's address is 3 Park Avenue, 36th Floor, New York, New York 10016.

Item 11. Executive Compensation

We have no directors or officers. Our Manager and its affiliates were paid or we accrued the following compensation and reimbursement for costs and expenses:

			Years Ended December 31,
Entity	Capacity	Description	2012	2011	2010
ICON Capital, LLC	Manager	Acquisition fees (1)	$1,366,728	$2,585,188	$3,849,400
ICON Capital, LLC	Manager	Management fees (2)	4,569,168	4,812,299	4,302,374
ICON Capital, LLC	Manager	Administrative expense
		reimbursements (2)	2,857,713	2,795,143	3,184,449
			$8,793,609	$10,192,630	$11,336,223

(1) Amount capitalized and amortized to operations.
(2) Amount charged directly to operations.

Our Manager also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds. We paid distributions to our Manager of $339,749, $339,752 and $339,880 for the years ended December 31, 2012, 2011 and 2010, respectively. Our Manager’s interest in our net (loss) income was $(280,097), $29,538 and $118,755 for the years ended December 31, 2012, 2011 and 2010, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the Manager and Related Security Holder Matters

(a)       We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)       As of March 20, 2013, no directors or officers of our Manager own any of our equity securities.

(c)           Neither we nor our Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” for a discussion of our related party transactions. See Notes 6 and 9 to our consolidated financial statements for a discussion of our investments in joint ventures and transactions with related parties, respectively.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2012 and 2011, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non-audit services rendered by Ernst & Young LLP:

	Years Ended December 31,
	2012	2011
Audit fees	$461,850	$450,800
Tax fees	197,725	77,569
	$659,575	$528,369

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)   1. Financial Statements

See index to consolidated financial statements included as Item 8 to this Annual Report on Form 10-K hereof.

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

10.2	Loan Modification Agreement, dated as of March 31, 2013, by and between California Bank & Trust and ICON Leasing Fund Twelve, LLC.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer.
32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH* 101.CAL*	XBRL Taxonomy Extension Schema Document.
XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(b)	1. Financial Statements of ICON AET Holdings, LLC

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

ICON AET Holdings, LLC

(A Marshall Islands Limited Liability Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ICON AET Holdings, LLC

We have audited the accompanying consolidated balance sheet of ICON AET Holdings, LLC (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, changes in members’ equity and cash flows for the period from March 29, 2011 (Commencement of Operations) through December 31, 2011. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON AET Holdings, LLC at December 31, 2011, and the consolidated results of its operations and its cash flows for the period from March 29, 2011 (Commencement of Operations) through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

                                                 /s/ ERNST & YOUNG LLP

New York, New York

March 30, 2012

ICON AET Holdings, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Balance Sheets

	December 31,
	2012	2011
	(unaudited)
Assets
Cash	$-	$1,727,244
Restricted cash	4,302,922	-
Leased equipment at cost (less accumulated depreciation
of $24,096,260 and $10,392,226, respectively)	150,508,740	164,212,774
Other assets, net	3,667,177	3,600,726
Total assets	$158,478,839	$169,540,744
Liabilities and Members’ Equity
Liabilities:
Non-recourse long-term debt	$124,778,619	$139,502,086
Derivative financial instruments	9,689,018	9,230,762
Deferred revenue	2,036,022	2,051,290
Due to affiliates	200,000	200,000
Accrued expenses	1,481,593	74,402
Total liabilities	138,185,252	151,058,540

Commitments and contingencies

Members’ equity	20,293,587	18,482,204
Total liabilities and members’ equity	$158,478,839	$169,540,744

See accompanying notes to consolidated financial statements.

ICON AET Holdings, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Statements of Operations

		For the period from March 29, 2011 (Commencement of Operations) through December 31, 2011

	Year Ended
	December 31, 2012
	(unaudited)
Revenue:
Rental income	$25,673,722	$19,469,054
Total revenue	25,673,722	19,469,054
Expenses:
General and administrative	473	476
Depreciation	13,704,034	10,392,226
Interest	7,139,504	5,657,858
Loss on derivative financial instruments	3,568,328	10,964,362
Total expenses	24,412,339	27,014,922
Net income (loss)	$1,261,383	$(7,545,868)

See accompanying notes to consolidated financial statements.

ICON AET Holdings, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Statements of Changes in Members’ Equity

Members’ Equity
Balance, March 29, 2011 (Commencement of Operations)	$-

Equity investment from members	48,028,072
Net loss	(7,545,868)
Cash distributions to members	(22,000,000)
Balance, December 31, 2011	18,482,204

Equity investment from members (unaudited)	550,000
Net income (unaudited)	1,261,383
Balance, December 31, 2012 (unaudited)	$20,293,587

See accompanying notes to consolidated financial statements.

ICON AET Holdings, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

ICON AET Holdings, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Statements of Cash Flows

		For the period from March 29, 2011 (Commencement of Operations) through December 31, 2011

	Year Ended
	December 31, 2012
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$1,261,383	$(7,545,868)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	13,704,034	10,392,226
Interest expense from amortization of debt financing costs	666,882	495,204
Loss on derivative financial instruments	458,256	9,230,762
Changes in operating assets and liabilities:
Restricted cash	(4,302,922)	-
Other assets, net	(733,334)	(555,930)
Deferred revenue	(15,268)	2,051,290
Accrued expenses	1,407,192	74,402
Due to affiliates	-	200,000
Net cash provided by operating activities	12,446,223	14,342,086
Cash flows from investing activities:
Purchase of equipment	-	(46,605,000)
Net cash used in investing activities	-	(46,605,000)
Cash flows from financing activities:
Proceeds from non-recourse long-term debt	-	22,000,000
Repayments of non-recourse long-term debt	(14,723,467)	(10,497,914)
Debt financing costs	-	(3,540,000)
Equity investment from members	550,000	48,028,072
Cash distributions to members	-	(22,000,000)
Net cash (used in) provided by financing activities	(14,173,467)	33,990,158
Net (decrease) increase in cash	(1,727,244)	1,727,244
Cash, beginning of period	1,727,244	-
Cash, end of period	$-	$1,727,244

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$8,175,499	$6,821,852

Supplemental disclosure of non-cash investing and financing activities:
Equipment purchased with non-recourse long-term debt
paid directly by lender	$-	$128,000,000

See accompanying notes to consolidated financial statements.

ICON AET Holdings, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

(1)                 Organization

ICON AET Holdings, LLC (the “LLC”) was formed on March 14, 2011 as a Marshall Islands limited liability company for the purpose of acquiring two aframax product tankers and two Very Large Crude Carriers (the “VLCCs” and, collectively, the “AET Vessels”). The LLC was originally formed as a joint venture between two affiliated entities, ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) and ICON Leasing Fund Twelve, LLC (“Fund Twelve” and, collectively, the “LLC’s Members”). Fund Fourteen and Fund Twelve have ownership interests of 75% and 25%, respectively, in the LLC’s profits, losses and cash distributions. The LLC is engaged in one business segment, the business of purchasing business-essential equipment and corporate infrastructure and leasing to businesses.

ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp., is Fund Twelve’s manager and Fund Fourteen’s investment manager (the “Investment Manager”). The Investment Manager manages and controls the business affairs of the LLC, including, but not limited to, the financing transactions into which the LLC enters.

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

December 31, 2012

(unaudited)

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

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. The Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

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

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. Accounts receivable are generally placed in a non-accrual status when payments are more than 90 days past due.  Additionally, the LLC periodically reviews the creditworthiness of companies with payments outstanding less than 90 days.  Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status.  Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the LLC believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received. No allowance was deemed necessary at December 31, 2012 and 2011.

Initial Direct Costs

ICON AET Holdings, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

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

Derivative Financial Instruments

The LLC may enter into derivative financial instruments for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on its non-recourse long-term debt. The LLC enters into these instruments only for hedging underlying exposures. The LLC does not hold or issue derivative financial instruments for purposes other than hedging. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though the LLC believes that these are effective economic hedges.

The LLC recognizes all derivative financial instruments as either assets or liabilities on the consolidated balance sheets and measures those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value on such instruments in accumulated other comprehensive income (loss), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Income Taxes

The LLC is taxed as a partnership for federal and state income tax purposes.  Therefore, no provision for federal and state income taxes has been recorded since the liability for such taxes is that of each of the individual members rather than the LLC.  The LLC is potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on the taxable income of any active trade or business carried on in New York City.  The UBT is imposed for each taxable year at a rate of approximately 4% of taxable income that is allocable to New York City.  The LLC’s federal, state and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the applicable taxing authorities. All penalties and interest associated with income taxes are included in general and administrative expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  The LLC did not have any uncertain tax positions nor did it have any unrecognized tax benefits as of the periods presented herein.

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

ICON AET Holdings, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

(3)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	December 31,
	2012	2011
Marine - crude oil tankers	$174,605,000	$174,605,000
Less: accumulated depreciation	24,096,260	10,392,226
Leased equipment at cost, less accumulated depreciation	$150,508,740	$164,212,774

Depreciation expense was $13,704,034 and $10,392,226 for the year ended December 31, 2012 and for the period from March 29, 2011 (Commencement of Operations) through December 31, 2011, respectively.

On March 29, 2011, the LLC acquired the AET Vessels. The aframax tankers were each acquired for $13,000,000, of which $9,000,000 was financed through non-recourse long-term debt, and were simultaneously bareboat chartered to AET Inc. Limited (“AET”) for a period of three years. The VLCCs were each acquired for $72,000,000, of which $55,000,000 was financed through non-recourse long-term debt, and were simultaneously bareboat chartered to AET for a period of 10 years.

Aggregate annual minimum future rentals receivable from the LLC’s non-cancelable leases over the next five years and thereafter consisted of the following at December 31, 2012:

Years Ending December 31,
2013	$24,925,120
2014	19,869,600
2015	18,855,170
2016	19,010,144
2017	18,751,854
Thereafter	59,664,990
$161,076,878

(4)       Non-Recourse Long-Term Debt

On March 29, 2011, the LLC borrowed $128,000,000 (the “Senior Debt”) in connection with the acquisition of the AET Vessels. The $18,000,000 of debt relating to the aframax tankers accrued interest at a rate of 3.3075% per year through June 29, 2011. The interest rate after that date has been fixed pursuant to a swap agreement at 4.5550% per year through the maturity of the debt on March 24, 2014. The $110,000,000 of debt relating to the VLCCs accrued interest at a rate of 3.3075% per year through June 29, 2011. The interest rate after that date has been fixed pursuant to a swap agreement at 6.3430% per year through the maturity of the debt on March 29, 2021. The lender has a security interest in the AET Vessels.

On April 5, 2011, the LLC borrowed $22,000,000 of subordinated non-recourse long-term debt from an unaffiliated third party (the “Sub Debt”) related to the investment in the AET Vessels. The loan accrues interest at 12%, is for a period of 60 months and, at the LLC’s option, may be extended for an additional 12 months. The loan is secured by an interest in the equity of the LLC.

On April 20, 2012, the LLC was notified of an event of default on the Senior Debt. Due to a change in the fair value of the AET Vessels, a provision in the Senior Debt loan agreement restricts the LLC’s ability to utilize cash generated by the charter of the AET Vessels as of January 12, 2012 for purposes other than paying the Senior Debt. As of December 31, 2012,

ICON AET Holdings, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

$4,302,922 was classified as restricted cash. Charter payments in excess of the Senior Debt loan service are held in reserve by the Senior Debt lender until such time as the restriction is cured. Once cured, the reserves will be released to the LLC. While this restriction is in place, the LLC is prevented from applying the charter proceeds to the Sub Debt. As a result of the LLC’s failure to make required Sub Debt loan payments from June to December 31, 2012, the Sub Debt lender has certain rights, including step-in rights, which allow it to collect cash generated from the charters until such time as the Sub Debt lender has received all unpaid amounts. The Sub Debt lender has reserved, but not exercised, its rights under the loan agreement.

As of December 31, 2012 and 2011, the LLC had capitalized net debt financing costs of $2,377,914 and $3,044,796, respectively. For the year ended December 31, 2012 and for the period from March 29, 2011 (Commencement of Operations) through December 31, 2011, the LLC recognized additional interest expense of $666,882 and $495,204, respectively, related to the amortization of the debt financing costs.

The aggregate maturities of non-recourse long-term debt over the next five years and thereafter were as follows at December 31, 2012:

Years Ending December 31,
2013	$18,023,918
2014	31,254,701
2015	9,200,000
2016	9,200,000
2017	9,200,000
Thereafter	47,900,000
$124,778,619

(5)       Transaction with Related Parties

In the normal course of operations, the LLC’s Members will pay certain operating and general and administrative expenses on behalf of the LLC in proportion to their membership interests.

The financial condition and results of operations of the LLC, as reported, are not necessarily indicative of the results that would have been reported had the LLC operated completely independently.

(6)       Derivative Financial Instruments

The LLC may enter into derivative financial instruments for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on its non-recourse long-term debt. The LLC enters into these instruments only for hedging underlying exposures. The LLC does not hold or issue derivative financial instruments for purposes other than hedging. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though the LLC believes that these are effective economic hedges.

The LLC recognizes all derivatives as either assets or liabilities on the consolidated balance sheets and measures those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value on such instruments in accumulated other comprehensive income (loss), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

ICON AET Holdings, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

Non-designated Derivatives

As of December 31, 2012 and 2011, the LLC had four interest rate swaps that are not designated as cash flow hedges, with an aggregate notional amount of $105,025,000 and $118,925,000, respectively. These interest rate swaps are not speculative and are used to meet the LLC’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. The LLC’s strategy to accomplish these objectives is to match the projected future cash flows with the underlying debt service. Each interest rate swap involves the receipt of floating rate interest payments from a counterparty in exchange for the LLC making fixed rate interest payments over the life of the agreement without exchange of the underlying notional amount.

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheets as of December 31, 2012 and 2011:

	Liability Derivatives
		2012	2011
	Balance Sheet Location	Fair Value	Fair Value

Derivatives not designated as hedging instruments:

Interest rate swaps	Derivative financial instruments	$9,689,018	$9,230,762

The LLC’s derivative financial instruments not designated as hedging instruments generated a loss on derivative financial instruments on the consolidated statements of operations for the year ended December 31, 2012 and for the period from March 29, 2011 (Commencement of Operations) through December 31, 2011 of $3,568,328 and $10,964,362, respectively, related to interest rate swaps.

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

As of December 31, 2012 and 2011, the fair value of the derivatives in a liability position was $9,689,018 and $9,230,762, respectively. Derivative contracts may contain credit risk related contingent features that can trigger a termination event, such as maintaining specified financial ratios. In the event that the LLC would be required to settle its obligations under the derivative contracts as of December 31, 2012 and 2011, the termination value would be $10,402,551 and $10,045,960, respectively.

(7)       Fair Value Measurements

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

December 31, 2012

(unaudited)

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

The following table summarizes the valuation of the LLC’s material financial liabilities measured at fair value on a recurring basis as of December 31, 2012.

	Level 1	Level 2	Level 3	Total

Liabilities:
Derivative financial instruments	$-	$9,689,018	$-	$9,689,018

The following table summarizes the valuation of the LLC’s material financial liabilities measured at fair value on a recurring basis as of December 31, 2011.

	Level 1	Level 2	Level 3	Total

Liabilities:
Derivative financial instruments	$-	$9,230,762	$-	$9,230,762

The LLC’s derivative contracts, including interest rate swaps, are valued using models based on readily observable or unobservable market parameters for all substantial terms of the LLC’s derivative contracts and are classified within Level 2. As permitted by the accounting pronouncements, the LLC uses market prices and pricing models for fair value measurements of its derivative financial instruments. The LLC utilizes a model that incorporates common market pricing methods, including a spread measurement to the Treasury yield curve or interest rate swap curve as well as underlying characteristics of the particular contract. Interest rate swaps are modeled by incorporating such factors as the term to maturity, Treasury curve, LIBOR rates, and the payment rates on the fixed portion of the interest rate swaps. Thereafter, the LLC compares third party quotations received to its own estimate of fair value to evaluate for reasonableness. The fair value of the derivative liabilities are recorded in derivative financial instruments within the consolidated balance sheets.

Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The estimated fair value of the LLC’s fixed rate non-recourse long-term debt was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. Principal outstanding on fixed rate non-recourse long-term debt was discounted at a rate of 14% per year.

 (8)    Concentration of Risk

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

For the year ended December 31, 2012 and for the period from March 29, 2011 (Commencement of Operations) through December 31, 2011, the LLC had one lessee that accounted for 100% of rental income.

As of December 31, 2012 and 2011, the LLC had one lessee that accounted for 95.0% and 96.9% of total assets, respectively.

As of December 31, 2012 and 2011, the LLC had two lenders that accounted for 90.3% and 92.3% of total liabilities, respectively.

96

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Leasing Fund Twelve, LLC

(Registrant)

By: ICON Capital, LLC

(Manager of the Registrant)

March 21, 2013

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

By: ICON Capital, LLC

(Manager of the Registrant)

March 21, 2013

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)
By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)
By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)