Form 10-Q
period 2013-03-31
ICON LEASING FUND TWELVE, LLC
filed 2013-05-10
CIK 1377848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2013

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53189

ICON Leasing Fund Twelve, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5651009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip code)

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

 ☐  Yes    ☑  No

Number of outstanding shares of limited liability company interests of the registrant on May 7, 2013 is 348,335.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,103,704	$30,980,776
Current portion of net investment in notes receivable	3,656,309	3,504,935
Current portion of net investment in finance leases	24,860,263	23,051,283
Other current assets	844,332	1,283,542
Total current assets	56,464,608	58,820,536
Non-current assets:
Net investment in notes receivable, less current portion	23,671,738	23,912,048
Net investment in finance leases, less current portion	126,613,871	123,879,170
Leased equipment at cost (less accumulated depreciation of
$117,497,813 and $111,464,733, respectively)	120,631,321	141,269,561
Investment in joint ventures	14,597,301	14,286,846
Other non-current assets	3,457,776	3,618,861
Total non-current assets	288,972,007	306,966,486
Total assets	$345,436,615	$365,787,022
Liabilities and Equity
Current liabilities:
Current portion of non-recourse long-term debt	$56,004,663	$62,260,590
Derivative financial instruments	2,596,823	3,267,800
Deferred revenue	3,594,434	3,771,239
Due to Manager and affiliates, net	28,404	278,630
Accrued expenses and other current liabilities	3,016,655	3,345,031
Total current liabilities	65,240,979	72,923,290
Non-current liabilities:
Non-recourse long-term debt, less current portion	56,267,965	61,081,250
Seller's credit	55,853,819	55,453,973
Total non-current liabilities	112,121,784	116,535,223
Total liabilities	177,362,763	189,458,513
Commitments and contingencies (Note 12)
Equity:
Members’ equity:
Additional members	156,167,181	164,205,604
Manager	(1,534,180)	(1,452,987)
Accumulated other comprehensive loss	(3,661,768)	(4,213,086)
Total members’ equity	150,971,233	158,539,531
Noncontrolling interests	17,102,619	17,788,978
Total equity	168,073,852	176,328,509
Total liabilities and equity	$345,436,615	$365,787,022

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenue and other income:
Finance income	$4,268,846	$5,494,270
Rental income	10,111,872	11,327,208
Income from investment in joint ventures	645,029	548,300
Net gain on sale of assets	-	289,669
Total revenue and other income	15,025,747	17,659,447
Expenses:
Management fees	882,226	1,060,440
Administrative expense reimbursements	428,404	547,333
General and administrative	797,419	858,071
Interest	2,611,789	3,316,660
Depreciation	9,491,582	10,325,482
Reversal of credit loss reserve	-	(345,000)
Impairment loss	1,770,529	-
Gain on derivative financial instruments	(70,215)	(2,292,488)
Total expenses	15,911,734	13,470,498
Net (loss) income	(885,987)	4,188,949
Less: net income attributable to noncontrolling interests	150,268	532,078
Net (loss) income attributable to Fund Twelve	(1,036,255)	3,656,871

Other comprehensive income:
Change in fair value of derivative financial instruments	618,730	397,378
Currency translation adjustments	(45,748)	89,190
Total other comprehensive income	572,982	486,568
Comprehensive (loss) income	(313,005)	4,675,517
Less: comprehensive income attributable to noncontrolling interests	171,932	548,941
Comprehensive (loss) income attributable to Fund Twelve	$(484,937)	$4,126,576

Net (loss) income attributable to Fund Twelve allocable to:
Additional members	$(1,025,892)	$3,620,302
Manager	(10,363)	36,569
	$(1,036,255)	$3,656,871

Weighted average number of additional shares of
limited liability company interests outstanding	348,429	348,636

Net (loss) income attributable to Fund Twelve per weighted average additional
share of limited liability company interests outstanding	$(2.94)	$10.38

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Changes in Equity

	Members' Equity
	Additional
	Shares of			Accumulated
	Limited Liability			Other	Total
	Company	Additional		Comprehensive	Members'	Noncontrolling	Total
	Interests	Members	Manager	Loss	Equity	Interests	Equity
Balance, December 31, 2012	348,429	$164,205,604	$(1,452,987)	$(4,213,086)	$158,539,531	$17,788,978	$176,328,509
Net (loss) income	-	(1,025,892)	(10,363)	-	(1,036,255)	150,268	(885,987)
Change in fair value of derivative
financial instruments	-	-	-	597,066	597,066	21,664	618,730
Currency translation adjustments	-	-	-	(45,748)	(45,748)	-	(45,748)
Cash distributions	-	(7,012,531)	(70,830)	-	(7,083,361)	(858,291)	(7,941,652)
Balance, March 31, 2013 (unaudited)	348,429	$156,167,181	$(1,534,180)	$(3,661,768)	$150,971,233	$17,102,619	$168,073,852

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(885,987)	$4,188,949
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Finance income	(3,331,663)	(3,670,561)
Rental income paid directly to lenders by lessees	(7,514,388)	(7,548,502)
Income from investment in joint ventures	(645,029)	(548,300)
Depreciation	9,491,582	10,325,482
Interest expense on non-recourse financing paid directly to lenders by lessees	633,707	869,615
Interest expense from amortization of debt financing costs	183,532	247,813
Net accretion of seller's credit and other	539,846	520,423
Impairment loss	1,770,529	-
Reversal of credit loss reserve	-	(345,000)
Net gain on sale of assets	-	(289,669)
Gain on derivative financial instruments	(70,215)	(2,292,488)
Changes in operating assets and liabilities:
Collection of finance leases	7,773,102	9,223,482
Other assets	438,827	1,241,075
Accrued expenses and other current liabilities	(468,376)	(612,874)
Deferred revenue	(176,805)	353,721
Due to Manager and affiliates, net	(250,226)	6,964
Distributions from joint ventures	144,245	382,505
Net cash provided by operating activities	7,632,681	12,052,635
Cash flows from investing activities:
Proceeds from sale of equipment	-	1,463,425
Distributions received from joint ventures in excess of profits	190,329	245,460
Investment in notes receivable	(706,950)	(16,130,690)
Principal received on notes receivable	737,206	2,350,633
Net cash provided by (used in) investing activities	220,585	(12,071,172)
Cash flows from financing activities:
Proceeds from revolving line of credit, recourse	-	1,200,000
Repayment of non-recourse long-term debt	(3,788,540)	(5,376,579)
Repurchase of shares of limited liability company interests	-	(15,201)
Distributions to noncontrolling interests	(858,291)	(987,777)
Cash distributions to members	(7,083,361)	(8,495,859)
Net cash used in financing activities	(11,730,192)	(13,675,416)
Effects of exchange rates on cash and cash equivalents	(146)	9,762
Net decrease in cash and cash equivalents	(3,877,072)	(13,684,191)
Cash and cash equivalents, beginning of period	30,980,776	26,317,435
Cash and cash equivalents, end of period	$27,103,704	$12,633,244

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,613,300	$1,621,007

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on non-recourse long-term debt paid directly to lenders by lessees	$7,918,856	$8,155,205
Reclassification of net assets from leased equipment at cost to net investment in
finance lease	$9,376,510	$-

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

(1) Basis of Presentation and Consolidation

The accompanying consolidated financial statements of ICON Leasing Fund Twelve, LLC (the “LLC”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of the manager of the LLC, ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (the “Manager”), all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2012. The results for the interim period are not necessarily indicative of the results for the full year.

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

As the LLC’s financing receivables, generally notes receivable and finance leases, are limited in number, the Manager is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics and credit loss reserve.  Financing receivables are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a financing receivable becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Manager analyzes whether a credit loss reserve should be established or whether the financing receivable should be restructured. Material events would be specifically disclosed in the discussion of each financing receivable held.

Notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days and based upon the Manager’s judgment, these accounts may be placed in a non-accrual status.

In accordance with the cost recovery method, payments received on non-accrual loans are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal of non-accrual loans is not in doubt, interest income is recognized on a cash basis. Loans in non-accrual status may not be restored to accrual status until all delinquent payments have been received, and the LLC believes recovery of the remaining unpaid receivable is probable.

The LLC charges off a loan in the period that it is deemed uncollectible and records a reduction in the allowance for loan losses and the balance of the loan.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to disclose information about the amounts reclassified out of accumulated other comprehensive income, by component, on the respective line items of net income. The adoption of ASU 2013-02 became effective for the LLC on January 1, 2013 and did not have a material effect on the consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which clarifies guidance to the release of the cumulative translation adjustment when an entity sells all or part of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The LLC is required to adopt ASU 2013-05 on January 1, 2014, which is not expected to have a material effect on the consolidated financial statements.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

(2)  Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

	March 31,	December 31,
	2013	2012
Principal outstanding	$26,441,601	$26,396,228
Initial direct costs	1,298,954	1,386,741
Deferred fees	(412,508)	(365,986)
Net investment in notes receivable	27,328,047	27,416,983
Less: current portion of net investment in notes receivable	3,656,309	3,504,935
Net investment in notes receivable, less current portion	$23,671,738	$23,912,048

On February 12, 2013, the LLC entered into an agreement to make a secured term loan to NTS Communications, Inc. and certain of its affiliates (collectively, “NTS”) in the amount of $2,700,000.  On March 28, 2013, NTS borrowed $765,000 in connection with the loan. The loan bears interest at 12.75% per year and is for a period of 51 months. The loan is secured by telecommunications equipment acquired with the proceeds from the loan.

(3) Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	March 31,	December 31,
	2013	2012
Minimum rents receivable	$173,640,354	$172,363,894
Estimated residual values	18,054,384	18,054,383
Initial direct costs	3,300,261	3,537,594
Unearned income	(43,520,865)	(47,025,418)
Net investment in finance leases	151,474,134	146,930,453
Less: current portion of net investment in finance leases	24,860,263	23,051,283
Net investment in finance leases, less current portion	$126,613,871	$123,879,170

On March 11, 2013, the LLC amended the lease with Magnum Coal Company, LLC (“Magnum”).  According to the terms of the amended lease, Magnum will make six semi-annual lease payments totaling approximately $9,500,000.  Upon the LLC’s receipt of the final payment, which is due on August 1, 2015, title to the underlying equipment will be transferred to Magnum.  The terms of the amendment resulted in the reclassification of the lease from an operating lease to a finance lease.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

(4) Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	March 31,	December 31,
	2013	2012
Marine - crude oil tanker	$131,053,614	$132,824,143
Offshore oil field services equipment	54,383,809	54,383,809
Marine - container vessels	52,691,711	52,691,711
Coal drag line	-	12,834,631
Leased equipment at cost	238,129,134	252,734,294
Less: accumulated depreciation	117,497,813	111,464,733
Leased equipment at cost, less accumulated depreciation	$120,631,321	$141,269,561

Subsequent to December 31, 2012, several potential counterparties to the re-leasing opportunities for the Eagle Carina, the Eagle Corona, the Eagle Auriga and the Eagle Centaurus (collectively, the “Eagle Vessels”) terminated negotiations, which was an indicator that the Eagle Vessels’ carrying value may be impaired.  The LLC updated the estimates of the forecasted future cash flows and performed impairment testing. As a result, the LLC recognized an impairment loss of approximately $1,800,000 for the three months ended March 31, 2013. Projected future scrap rates were a critical component of these analyses as well as negotiated rates related to re-leasing of the Eagle Vessels.

On March 11, 2013, the LLC amended the lease with Magnum, which resulted in the reclassification of the lease from an operating lease to a finance lease.

Depreciation expense was $9,491,582 and $10,325,482 for the three months ended March 31, 2013 and 2012, respectively.

(5) Investment in Joint Ventures

On March 29, 2011, the LLC and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), an entity also managed by the Manager, entered into a joint venture for the purpose of acquiring two aframax product tankers and two very large crude carriers and leasing them to AET Inc. Limited.

The results of operations of the joint venture are summarized below:

	Three Months Ended
	March 31,
	2013	2012
Revenue	$6,418,430	$6,418,430
Net income	$1,397,826	$1,052,689
LLC’s share of net income	$332,710	$257,766

(6) Non-Recourse Long-Term Debt

As of March 31, 2013 and December 31, 2012, the LLC had non-recourse long-term debt obligations of $112,272,628 and $123,341,840, respectively, with maturity dates ranging from September 1, 2013 to January 31, 2015, and interest rates ranging from 3.85% to 7.96% per year, fixed after giving effect to the LLC’s interest rate swap agreements.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

(7) Revolving Line of Credit, Recourse

On May 10, 2011, the LLC entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of up to $10,000,000 (the “Facility”), which is secured by all of the LLC’s assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which the LLC has a beneficial interest.  At March 31, 2013, the LLC had $10,000,000 available under the Facility pursuant to the borrowing base.

The Facility has been extended through March 31, 2015. The interest rate for general advances under the Facility is CB&T’s prime rate.  The LLC may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.5% per year.  In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year.  In addition, the LLC is obligated to pay an annualized 0.50% fee on unused commitments under the Facility. At March 31, 2013, there were no obligations outstanding under the Facility.

At March 31, 2013, the LLC was in compliance with all covenants related to the Facility.

(8) Transactions with Related Parties

The LLC paid distributions to the Manager of $70,830 and $84,959 for the three months ended March 31, 2013 and 2012, respectively.  Additionally, the Manager’s interest in the net (loss) income attributable to the LLC was $(10,363) and $36,569 for the three months ended March 31, 2013 and 2012, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended
			March 31,
Entity	Capacity	Description	2013	2012
ICON Capital, LLC	Manager	Acquisition fees(1)	$81,000	$957,641
ICON Capital, LLC	Manager	Management fees (2)	882,226	1,060,440
ICON Capital, LLC	Manager	Administrative expense
		reimbursements(2)	428,404	547,333
			$1,391,630	$2,565,414

(1)		Amount capitalized and amortized to operations.
(2)		Amount charged directly to operations.

At March 31, 2013 and December 31, 2012, the LLC had a net payable due to the Manager and its affiliates of $28,404 and $278,630, respectively, primarily related to administrative expense reimbursements.

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

March 31, 2013

(unaudited)

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

Interest Rate Risk

The LLC’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its variable non-recourse debt. The LLC’s strategy to accomplish these objectives is to match the projected future cash flows with the underlying debt service. Interest rate swaps designated as cash flow hedges involve the receipt of floating-rate interest payments from a counterparty in exchange for the LLC  making fixed-rate interest payments over the life of the agreements without exchange of the underlying notional amount.

Counterparty Risk

The LLC manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that the LLC has with any individual bank and through the use of minimum credit quality standards for all counterparties. The LLC does not require collateral or other security in relation to derivative financial instruments. Since it is the LLC’s policy to enter into derivative contracts only with banks of internationally acknowledged standing and the fair value of the LLC’s derivatives is in a liability position, the LLC considers the counterparty risk to be remote.

As of March 31, 2013 and December 31, 2012, the LLC had only warrants in an asset position that were not material to the consolidated financial statements; therefore, the LLC considers the counterparty risk to be remote.

As of March 31, 2013 and December 31, 2012, the fair value of the derivatives in a liability position was $2,596,823 and $3,267,800, respectively.  Derivative contracts may contain credit risk related contingent features that can trigger a termination event, such as maintaining specified financial ratios.  In the event that the LLC would be required to settle its obligations under the derivative contracts as of March 31, 2013 and December 31, 2012, the termination value would be $2,658,245 and $3,355,975, respectively.

Non-designated Derivatives

As of March 31, 2013 and December 31, 2012, the LLC had two interest rate swaps, one with Standard Chartered Bank and one with Nordea Bank Finland PLC, that are not designated and not qualifying as cash flow hedges with an aggregate notional amount of $9,666,935 and $10,329,032, respectively. These interest rate swaps are not speculative and are used to meet the LLC’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements.

Additionally, the LLC holds warrants that are held for purposes other than hedging. All changes in the fair value of the interest rate swaps not designated as hedges and the warrants are recorded directly in earnings.

The LLC’s derivative financial instruments not designated as hedging instruments generated a gain on derivative financial instruments on the consolidated statements of comprehensive (loss) income for the three months ended March 31, 2013 and 2012 of $76,681 and $2,301,844, respectively. The gain recorded for the three months ended March 31, 2013 was comprised of gains of $54,236 relating to interest rate swap contracts and $22,445 relating to warrants. The gain recorded for the three months ended March 31, 2012 was comprised of gains of $21,094 relating to interest rate swap contracts and $2,280,750 relating to warrants. These amounts were recorded as a component of gain on derivative financial instruments on the consolidated statements of comprehensive (loss) income.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

Designated Derivatives

As of March 31, 2013 and December 31, 2012, the LLC had 11 floating-to-fixed interest rate swaps, five with Standard Chartered Bank and six with BNP Paribas, that are designated and qualifying as cash flow hedges with an aggregate notional amount of $91,491,399 and $101,547,181, respectively. These interest rate swaps have maturity dates ranging from November 14, 2013 to September 30, 2014.

For these derivatives, the LLC records the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the consolidated statements of comprehensive (loss) income as the impact of the hedged transaction. During the three months ended March 31, 2013 and 2012, the LLC recorded $6,466 and $9,356, respectively, of hedge ineffectiveness in earnings, which is included in gain on derivative financial instruments. At March 31, 2013 and December 31, 2012, the total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was approximately $2,161,000 and $2,758,000, respectively.

During the twelve months ending March 31, 2014, the LLC estimates that approximately $1,830,000 will be reclassified from AOCI to interest expense.

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheets as of March 31, 2013 and December 31, 2012:

	Asset Derivatives			Liability Derivatives
	Balance	March 31,	December 31,	Balance	March 31,	December 31,
	Sheet	2013	2012	Sheet	2013	2012
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
Derivatives designated
as hedging instruments:
				Derivative
				financial
Interest rate swaps		$-	$-	instruments	$2,270,894	$2,887,635

Derivatives not designated
as hedging instruments:
				Derivative
				financial
Interest rate swaps		$-	$-	instruments	$325,929	$380,165
	Other
	non-current
Warrants	assets	$75,601	$53,156		$-	$-

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of comprehensive (loss) income for the three months ended March 31, 2013 and 2012:

					Location of	Amount of
					Gain (Loss)	Gain (Loss)
					Recognized in	Recognized in
					Income on	Income on
		Amount of	Location of	Amount of	Derivatives	Derivatives
		Gain (Loss)	Gain (Loss)	Gain (Loss)	(Ineffective	(Ineffective
		Recognized in	Reclassified	Reclassified	Portion and	Portion and
	Derivatives	AOCI on	from AOCI	from AOCI	Amounts	Amounts
	Designated as	Derivatives	into Income	into Income	Excluded from	Excluded from
	Hedging	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
Period	Instruments	Portion)	Portion)	Portion)	Testing)	Testing)
Gain
Three Months					on derivative
Ended	Interest rate		Interest		financial
March 31, 2013	swaps	$(24,491)	expense	$(621,557)	instruments	$(6,466)

Gain
Three Months					on derivative
Ended	Interest rate		Interest		financial
March 31, 2012	swaps	$(422,547)	expense	$(803,062)	instruments	$(9,356)

(10) Accumulated Other Comprehensive Loss

AOCI includes accumulated unrealized losses on derivative financial instruments and accumulated unrealized losses on currency translation adjustments of $2,160,663 and $1,501,105, respectively, at March 31, 2013 and accumulated unrealized losses on derivative financial instruments and accumulated unrealized losses on currency translation adjustments of $2,757,729 and $1,455,357, respectively, at December 31, 2012.

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

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

The following table summarizes the valuation of the LLC’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Warrants	$-	$-	$75,601	$75,601
Liabilities:
Derivative financial instruments	$-	$2,596,823	$-	$2,596,823

The following table summarizes the valuation of the LLC’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

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

Interest Rate Swaps

The LLC utilizes a model that incorporates common market pricing methods as well as underlying characteristics of the particular swap contract.  Interest rate swaps are modeled by incorporating such inputs as the term to maturity, LIBOR swap curves, Overnight Index Swap (“OIS”) curves and the payment rate on the fixed portion of the interest rate swap. Thereafter, the LLC compares third party quotations received to its own estimate of fair value to evaluate for reasonableness. The fair value of the interest rate swaps was recorded in derivative financial instruments within the consolidated balance sheets.

As of January 1, 2013, the LLC is making two significant, but related, changes to its derivatives valuation methodology: (1) changing from LIBOR-based discount factors to OIS-based discount factors; and (2) changing from a traditional LIBOR swap curve to a dual-curve including both the LIBOR swap curve and the OIS curve.  The LLC is making the changes to better align its inputs, assumptions, and pricing methodologies with those used in its principal market by most dealers and major market participants.  The change in valuation methodology is applied prospectively as a change in accounting estimate and is not material to the LLC’s consolidated financial statements.

Warrants

The estimated fair value of the LLC’s warrants was based on public company comparable analysis at March 31, 2013 and at December 31, 2012. The significant unobservable inputs used in the fair value measurement of the LLC’s warrants at March 31, 2013 and at December 31, 2012 included the use of an enterprise value to earnings before interest, taxes, depreciation and amortization multiple of 3.20x and 3.01x, respectively. Increases or decreases of these inputs would result in a higher or lower fair value measurement. The fair value of the warrants was recorded in other non-current assets within the consolidated balance sheets.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The LLC is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements.  The LLC’s non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  To determine the fair value when impairment indicators exist, the LLC utilizes different valuation approaches based on transaction specific facts and circumstances to determine fair value, including discounted cash flow models and the use of comparable transactions.  The estimated fair value of the LLC’s non-financial assets at March 31, 2013 was based on inputs that are generally unobservable and cannot be corroborated by market data and are classified within Level 3.  The significant unobservable inputs included discount rates ranging between 8% and 10% per year for fair value measurements of the LLC’s leased equipment at cost at March 31, 2013.

The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2013:

					Impairment Loss
	Carrying Value at	Fair Value at Impairment Date			for the Period Ended
	March 31, 2013	Level 1	Level 2	Level 3	March 31, 2013
Leased equipment at cost	$46,744,911	$-	$-	$46,744,911	$1,770,529

Assets and Liabilities for which Fair Value is Disclosed

Certain of the LLC’s financial assets and liabilities, which include fixed-rate notes receivable, fixed-rate non-recourse long-term debt and seller’s credit, in which fair value is required to be disclosed, were valued using inputs that are generally unobservable and cannot be corroborated by market data and are therefore classified within Level 3. As permitted by the accounting pronouncements, the LLC uses projected cash flows for fair value measurements of these financial assets and liabilities. Fair value information with respect to certain of the LLC’s other assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates.

The estimated fair value of the LLC’s fixed-rate notes receivable, fixed-rate non-recourse long-term debt and seller’s credit was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. Principal outstanding on fixed-rate notes receivable was discounted at rates ranging between 12% and 15.25% per year. Principal outstanding on fixed-rate non-recourse long-term debt and seller’s credit was discounted at a rate of 4.6% per year.

	March 31, 2013
	Carrying	Fair Value
	Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$26,441,601	$26,580,871

Principal outstanding on fixed-rate non-recourse long-term debt	$7,550,353	$7,562,170

Seller's credit	$57,474,819	$57,462,788

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

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

In connection with certain investments, the LLC  is required to maintain restricted cash accounts with certain banks.  Restricted cash of approximately $2,425,000 is presented within other non-current assets in the LLC’s consolidated balance sheets at March 31, 2013 and December 31, 2012, respectively.

During 2008, a joint venture owned 55% by the LLC and 45% by ICON Leasing Fund Eleven, LLC, an entity also managed by the Manager (“Fund Eleven”), purchased and simultaneously leased back semiconductor manufacturing equipment to Equipment Acquisition Resources, Inc. (“EAR”) for approximately $15,730,000.  On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR, LLC (“ICON EAR”) seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to ICON EAR.  The complaint also sought the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code.  Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that ICON EAR received as security in connection with its investment.  The Manager filed an answer to the complaint, which included certain affirmative defenses. The Manager believes these claims are frivolous and intends to vigorously defend this action.  At this time, the LLC  is unable to predict the outcome of this action or loss therefrom, if any.

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

(13) Subsequent Event

On April 5, 2013, the LLC made a secured term loan in the amount of $3,870,000 to Lubricating Specialties Company (“LSC”).  The loan bears interest at 13.5% per year and matures on August 1, 2018.  The loan is secured by, among other things, a second priority security interest in and lien on LSC’s liquid storage tanks, blending lines, packaging equipment, accounts receivable and inventory.

Item 2.   Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Overview

Our offering period ended on April 30, 2009 and our operating period commenced on May 1, 2009. During our offering period, we raised $347,686,947 in total equity.  We operate as an equipment leasing and finance program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve. With the proceeds from the sale of shares of our limited liability company interests (“Shares”), we invested and continue to invest in equipment subject to leases, other equipment financing, and residual ownership rights in items of leased equipment and established a cash reserve.  After the net offering proceeds were invested, additional investments were made and continue to be made with the cash generated from our investments to the extent that cash is not used for expenses, reserves and distributions to members. The investment in additional equipment leases and other financing transactions in this manner is called “reinvestment.” We anticipate investing in equipment leases and other financing transactions from time to time for five years from the date we completed our offering. This time frame is called the “operating period” and may be extended, at the sole discretion of our Manager, for up to an additional three years.  After the operating period, we will then sell our assets and/or let our investments mature in the ordinary course of business during a time frame called the “liquidation period.”

Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our limited liability company agreement.

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2012:

Telecommunications Equipment

•         On February 12, 2013, we entered into an agreement to make a secured term loan to NTS in the amount of $2,700,000 as part of a $6,000,000 facility.  On March 28, 2013, NTS borrowed $765,000 in connection with the loan. The loan bears interest at 12.75% per year and is for a period of 51 months. The loan is secured by telecommunications equipment acquired with the proceeds from the loan.

Lease Reclassification

•         On March 11, 2013, we amended the lease with Magnum.  According to the terms of the amended lease, Magnum will make six semi-annual lease payments totaling approximately $9,500,000.  Upon our receipt of the final payment, which is due on August 1, 2015, title to the underlying equipment will be transferred to Magnum.  The terms of the amendment resulted in the reclassification of the lease from an operating lease to a finance lease.

Impairments

•         Subsequent to December 31, 2012, several potential counterparties to the re-leasing opportunities for the Eagle Vessels terminated negotiations, which was an indicator that the Eagle Vessels’ carrying value may be impaired. We updated the estimates of the forecasted future cash flows and performed impairment testing. As a result, we recognized an impairment loss of approximately $1,800,000 for the three months ended March 31, 2013. Projected future scrap rates were a critical component of these analyses as well as negotiated rates related to re-leasing of the Eagle Vessels.

Acquisition Fees

We paid or accrued total acquisition fees to our Manager of approximately $81,000 during the three months ended March 31, 2013.

Subsequent Event

On April 5, 2013, we made a secured term loan in the amount of $3,870,000 to LSC as part of an $18,000,000 facility.  The loan bears interest at 13.5% per year and matures on August 1, 2018.  The loan is secured by, among other things, a second priority security interest in and lien on LSC’s liquid storage tanks, blending lines, packaging equipment, accounts receivable and inventory, which were valued in the aggregate at approximately $52,030,000.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2013 (the “2013 Quarter”) and 2012 (the “2012 Quarter”)

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Offshore oil field services equipment	$126,366,501	71%	$129,432,754	74%
Marine - crude oil tanker	10,244,274	6%	10,291,463	6%
Coal drag line	8,353,323	5%	-	-
Gas compressors	7,069,908	4%	7,093,864	4%
Marine - product tankers	6,193,354	3%	6,493,303	4%
Tube manufacturing equipment	4,179,941	2%	4,185,608	2%
Seismic imaging equipment	4,125,000	2%	4,111,660	2%
Analog seismic system equipment	3,785,823	2%	4,377,368	3%
Telecommunications equipment	2,687,143	1%	2,374,753	1%
Aircraft engines	1,925,764	1%	1,937,546	1%
Metal cladding & production equipment	1,800,723	1%	1,950,932	1%
Automotive manufacturing equipment	1,511,046	1%	1,535,780	1%
On-shore oil field services equipment	559,381	1%	562,405	1%
	$178,802,181	100%	$174,347,436	100%

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets. On March 11, 2013, we amended the lease with Magnum related to the coal drag line, which resulted in the reclassification of the lease from an operating lease to a finance lease.

During the 2013 Quarter and the 2012 Quarter, one customer generated a significant portion (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2013 Quarter	2012 Quarter
Leighton Holdings Limited	Offshore oil field services equipment	66%	55%

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

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Marine - crude oil tanker	$46,744,911	39%	$56,059,700	39%
Offshore oil field services equipment	38,209,587	31%	39,234,370	28%
Marine - container vessels	35,676,823	30%	36,538,579	26%
Coal drag line	-	-	9,436,912	7%
	$120,631,321	100%	$141,269,561	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During the 2013 Quarter and the 2012 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2013 Quarter	2012 Quarter
AET, Inc. Limited	Marine - crude oil tanker	59%	53%
Swiber Holdings Limited	Offshore oil field services equipment	23%	21%
Vroon Group B.V.	Marine - container vessels	17%	15%
		99%	89%

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

Revenue and other income for the 2013 Quarter and the 2012 Quarter is summarized as follows:

	Three Months Ended
	March 31,
	2013	2012	Change
Finance income	$4,268,846	$5,494,270	$(1,225,424)
Rental income	10,111,872	11,327,208	(1,215,336)
Income from investment in joint ventures	645,029	548,300	96,729
Net gain on sale of assets	-	289,669	(289,669)
Total revenue and other income	$15,025,747	$17,659,447	$(2,633,700)

Total revenue and other income for the 2013 Quarter decreased $2,633,700, or 14.9%, compared to the 2012 Quarter. The decrease in finance income was primarily due to the prepayment of eight notes receivable after the 2012 Quarter. The decrease in rental income was primarily due to the termination of two operating leases and the reclassification of one lease from an operating lease to a finance lease after the 2012 Quarter.

Expenses for the 2013 Quarter and the 2012 Quarter are summarized as follows:

	Three Months Ended
	March 31,
	2013	2012	Change
Management fees	$882,226	$1,060,440	$(178,214)
Administrative expense reimbursements	428,404	547,333	(118,929)
General and administrative	797,419	858,071	(60,652)
Interest	2,611,789	3,316,660	(704,871)
Depreciation	9,491,582	10,325,482	(833,900)
Reversal of credit loss reserve	-	(345,000)	345,000
Impairment loss	1,770,529	-	1,770,529
Gain on derivative financial instruments	(70,215)	(2,292,488)	2,222,273
Total expenses	$15,911,734	$13,470,498	$2,441,236

Total expenses for the 2013 Quarter increased $2,441,236, or 18.1%, as compared to the 2012 Quarter. The increase in total expenses was primarily due to an increase in the valuation of our warrants during the 2012 Quarter without any comparable increase in the 2013 Quarter and the impairment loss recorded in connection with the Eagle Vessels in the 2013 Quarter, partially offset by (i) the decrease in depreciation primarily due to the termination of two operating leases and the reclassification of one lease from an operating lease to a finance lease after the 2012 Quarter and (ii) the decrease in interest expense due to the scheduled repayments of our non-recourse long-term debt obligations.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $381,810, from $532,078 in the 2012 Quarter to $150,268 in the 2013 Quarter. The decrease was primarily due to the impact from the impairment loss recorded during the 2013 Quarter in connection with the Eagle Vessels and the increase in the valuation of our warrants held in a joint venture during the 2012 Quarter, without any comparable increase in the 2013 Quarter.

Net (Loss) Income Attributable to Fund Twelve

As a result of the foregoing factors, net (loss) income attributable to us for the 2013 Quarter and the 2012 Quarter was $(1,036,255) and $3,656,871, respectively. Net (loss) income attributable to us per weighted average additional Share outstanding for the 2013 Quarter and the 2012 Quarter was $(2.94) and $10.38, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2013 compared to December 31, 2012.

Total Assets

Total assets decreased $20,350,407, from $365,787,022 at December 31, 2012 to $345,436,615 at March 31, 2013. The decrease was primarily due to the depreciation and impairment of leased equipment at cost, cash distributions to our members and noncontrolling interests and cash used for the repayment of our non-recourse long-term debt during the 2013 Quarter.

Current Assets

Current assets decreased $2,355,928, from $58,820,536 at December 31, 2012 to $56,464,608 at March 31, 2013. The decrease was primarily due to cash distributions to our members and noncontrolling interests and cash used for the repayment of our non-recourse long-term debt, partially offset by the cash collection of rentals from operating leases and the increase in the current portion of net investment in finance leases due to the scheduled increase in payments during the 2013 Quarter.

Total Liabilities

Total liabilities decreased $12,095,750, from $189,458,513 at December 31, 2012 to $177,362,763 at March 31, 2013. The decrease was primarily due to repayments of our non-recourse long-term debt during the 2013 Quarter.

Current Liabilities

Current liabilities decreased $7,682,311, from $72,923,290 at December 31, 2012 to $65,240,979 at March 31, 2013. The decrease was primarily due to the repayments of our non-recourse long-term debt and decreases in (i) derivative financial instruments liability due to the change in market value and (ii) accrued expenses and other current liabilities for payments made during the 2013 Quarter.

Equity

Equity decreased $8,254,657, from $176,328,509 at December 31, 2012 to $168,073,852 at March 31, 2013. The decrease was primarily due to distributions to our members and noncontrolling interests and our net loss from operations, partially offset by an increase in the fair value of our derivative financial instruments during the 2013 Quarter.

Liquidity and Capital Resources

Summary

At March 31, 2013 and December 31, 2012, we had cash and cash equivalents of $27,103,704 and $30,980,776, respectively. During our offering period, our main source of cash was from financing activities and our main use of cash was in investing activities. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we enter into new investments, meet our debt obligations, pay distributions to our members and to the extent that expenses exceed cash flows from operations and proceeds from sale of our investments.

We currently have adequate cash balances and generate a sufficient amount of cash flow from operations to meet our short-term working capital requirements.  We expect to generate sufficient cash flows from operations to sustain our working capital requirements in the foreseeable future. In the event that our working capital is not adequate to fund our short-term liquidity needs, we could borrow against our revolving line of credit to meet such requirements. At March 31, 2013, we had $10,000,000 available under our Facility pursuant to the borrowing base, available to fund our short-term liquidity needs. For additional information, see Note 7 to our consolidated financial statements.

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

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of March 31, 2013, the cash reserve was $1,738,435.

Cash Flows

Operating Activities

Cash provided by operating activities decreased $4,419,954, from $12,052,635 in the 2012 Quarter to $7,632,681  in the 2013 Quarter.  The decrease was primarily due to (i) the decrease in the collection of rentals from operating leases and finance leases as a result of the decrease in leased equipment at cost and net investment in finance leases and (ii) the decrease in interest income due to the paydown of notes receivable.

Investing Activities

Cash provided by investing activities increased $12,291,757, from a use of cash of $12,071,172 in the 2012 Quarter to a source of cash of $220,585  in the 2013 Quarter. The increase was due to the year-over-year decrease in investment in notes receivable, partially offset by the decreases in principal received on notes receivable due to several notes having been fully satisfied during the year ended December 31, 2012 and in proceeds from sale of equipment as compared to the 2012 Quarter.

Financing Activities

Cash used in financing activities decreased $1,945,224, from $13,675,416 in the 2012 Quarter to $11,730,192 in the 2013 Quarter.  The decrease was primarily due to the decreases in repayments of non-recourse long-term debt and distributions to members, partially offset by the decrease in proceeds received from our revolving line of credit.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at March 31, 2013 of $112,272,628. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender.  If the lessee were to default on the underlying lease resulting in our defaulting on the non-recourse long-term  debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term  debt.

Distributions

We, at our Manager’s discretion, pay monthly distributions to each of our additional members beginning with the first month after each such member’s admission and expect to continue to pay such distributions until the end of our operating period. We paid distributions of $70,830, $7,012,531, and $858,291 to our Manager, additional members and noncontrolling interests, respectively, during the 2013 Quarter.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2013, we had non-recourse debt obligations. The lender has a security interest in the majority of the equipment collateralizing each non-recourse long-term debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee.  In other cases, we receive the rental payments and pay the lender. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At March 31, 2013, our outstanding non-recourse long-term indebtedness was $112,272,628. We are a party to the Facility and had no borrowings under the Facility at March 31, 2013.

In connection with certain investments, we are required to maintain restricted cash accounts with certain banks.  Our restricted cash amounts are presented within other non-current assets in our consolidated balance sheets at March 31, 2013 and December 31, 2012.

During 2008, a joint venture owned 55% by us and 45% by Fund Eleven purchased and simultaneously leased back semiconductor manufacturing equipment to EAR for approximately $15,730,000.  On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  On October 21, 2011, the Chapter 11 bankruptcy trustee for

EAR filed an adversary complaint against ICON EAR seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to ICON EAR. The complaint also sought the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that ICON EAR received as security in connection with its investment. Our Manager filed an answer to the complaint, which included certain affirmative defenses. Our Manager believes these claims are frivolous and intends to vigorously defend this action. At this time, we are unable to predict the outcome of this action or loss therefrom, if any.

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

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2013, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or repurchase any Shares during the three months ended March 31, 2013.

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

10.2              Loan Modification Agreement, dated as of March 31, 2013, by and between California Bank & Trust and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 22, 2013).

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

101.CAL*   XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*    XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*   XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*    XBRL Taxonomy Extension Presentation Linkbase Document.

_____________________________________________________________________________________________________

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

May 9, 2013

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)