Form 10-Q
period 2013-06-30
ICON LEASING FUND TWELVE, LLC
filed 2013-08-13
CIK 1377848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2013

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53189

ICON Leasing Fund Twelve, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5651009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

 ☐ Yes    ☑ No

Number of outstanding shares of limited liability company interests of the registrant on August 8, 2013 is 348,335.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,024,042	$30,980,776
Current portion of net investment in notes receivable	4,003,370	3,504,935
Current portion of net investment in finance leases	18,024,715	23,051,283
Other current assets	1,018,088	1,283,542
Total current assets	35,070,215	58,820,536
Non-current assets:
Net investment in notes receivable, less current portion	28,491,198	23,912,048
Net investment in finance leases, less current portion	122,674,127	123,879,170
Leased equipment at cost (less accumulated depreciation of
$103,845,576 and $111,464,733, respectively)	100,776,221	141,269,561
Investment in joint ventures	21,876,860	14,286,846
Other non-current assets	2,488,555	3,618,861
Total non-current assets	276,306,961	306,966,486
Total assets	$311,377,176	$365,787,022
Liabilities and Equity
Current liabilities:
Current portion of non-recourse long-term debt	$57,707,836	$62,260,590
Revolving line of credit, recourse	3,000,000	-
Derivative financial instruments	1,866,031	3,267,800
Deferred revenue	2,293,423	3,771,239
Due to Manager and affiliates, net	11,162	278,630
Accrued expenses and other current liabilities	6,227,680	3,345,031
Total current liabilities	71,106,132	72,923,290
Non-current liabilities:
Non-recourse long-term debt, less current portion	24,478,323	61,081,250
Seller's credit	53,246,655	55,453,973
Total non-current liabilities	77,724,978	116,535,223
Total liabilities	148,831,110	189,458,513
Commitments and contingencies (Note 12)
Equity:
Members’ equity:
Additional members	150,568,608	164,205,604
Manager	(1,590,409)	(1,452,987)
Accumulated other comprehensive loss	(3,020,385)	(4,213,086)
Total members’ equity	145,957,814	158,539,531
Noncontrolling interests	16,588,252	17,788,978
Total equity	162,546,066	176,328,509
Total liabilities and equity	$311,377,176	$365,787,022

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue and other income:
Finance income	$4,638,049	$4,885,569	$8,906,895	$10,379,839
Rental income	9,619,488	11,337,113	19,731,360	22,664,321
Income from investment in joint ventures	1,158,083	23,767	1,803,112	572,067
Gain on lease termination	2,887,375	-	2,887,375	-
(Loss) gain on sale of assets, net	(2,690,288)	-	(2,690,288)	289,669
Litigation settlement	-	418,900	-	418,900
Total revenue and other income	15,612,707	16,665,349	30,638,454	34,324,796
Expenses:
Management fees	988,500	1,232,653	1,870,725	2,293,093
Administrative expense reimbursements	480,208	927,307	908,612	1,474,640
General and administrative	994,182	829,381	1,791,602	1,687,452
Interest	2,398,784	3,139,124	5,010,573	6,455,784
Depreciation	9,598,966	10,325,480	19,090,548	20,650,962
Reversal of credit loss reserve	-	-	-	(345,000)
Impairment loss	-	-	1,770,529	-
Loss (gain) on derivative financial instruments	88,758	(427,590)	18,543	(2,720,078)
Total expenses	14,549,398	16,026,355	30,461,132	29,496,853
Net income	1,063,309	638,994	177,322	4,827,943
Less: net income attributable to noncontrolling interests	308,334	528,486	458,602	1,060,564
Net income (loss) attributable to Fund Twelve	754,975	110,508	(281,280)	3,767,379

Other comprehensive income:
Change in fair value of derivative financial instruments	635,988	640,190	1,254,718	1,037,568
Currency translation adjustments	22,566	(143,859)	(23,182)	(54,669)
Total other comprehensive income	658,554	496,331	1,231,536	982,899
Comprehensive income	1,721,863	1,135,325	1,408,858	5,810,842
Less: comprehensive income attributable to noncontrolling interests	325,505	558,355	497,437	1,107,296
Comprehensive income attributable to Fund Twelve	$1,396,358	$576,970	$911,421	$4,703,546

Net income (loss) attributable to Fund Twelve allocable to:
Additional members	$747,425	$109,403	$(278,467)	$3,729,705
Manager	7,550	1,105	(2,813)	37,674
	$754,975	$110,508	$(281,280)	$3,767,379

Weighted average number of additional shares of
limited liability company interests outstanding	348,346	348,598	348,387	348,617

Net income (loss) attributable to Fund Twelve per weighted average
additional share of limited liability company interests outstanding	$2.15	$0.31	$(0.80)	$10.70

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional
	Shares of			Accumulated
	Limited Liability			Other	Total
	Company	Additional		Comprehensive	Members'	Noncontrolling	Total
	Interests	Members	Manager	Loss	Equity	Interests	Equity
Balance, December 31, 2012	348,429	$164,205,604	$(1,452,987)	$(4,213,086)	$158,539,531	$17,788,978	$176,328,509
Net (loss) income	-	(1,025,892)	(10,363)	-	(1,036,255)	150,268	(885,987)
Change in fair value of derivative
financial instruments	-	-	-	597,066	597,066	21,664	618,730
Currency translation adjustments	-	-	-	(45,748)	(45,748)	-	(45,748)
Cash distributions	-	(7,012,531)	(70,830)	-	(7,083,361)	(858,291)	(7,941,652)
Balance, March 31, 2013 (unaudited)	348,429	156,167,181	(1,534,180)	(3,661,768)	150,971,233	17,102,619	168,073,852
Net income	-	747,425	7,550	-	754,975	308,334	1,063,309
Change in fair value of derivative
financial instruments	-	-	-	618,817	618,817	17,171	635,988
Currency translation adjustments	-	-	-	22,566	22,566	-	22,566
Cash distributions	-	(6,314,182)	(63,779)	-	(6,377,961)	(839,872)	(7,217,833)
Repurchase of shares of limited liability
company interests	(94)	(31,816)	-	-	(31,816)	-	(31,816)
Balance, June 30, 2013 (unaudited)	348,335	$150,568,608	$(1,590,409)	$(3,020,385)	$145,957,814	$16,588,252	$162,546,066

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$177,322	$4,827,943
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income	(6,838,573)	(6,690,121)
Rental income paid directly to lenders by lessees	(14,405,263)	(15,045,156)
Income from investment in joint ventures	(1,803,112)	(572,067)
Depreciation	19,090,548	20,650,962
Interest expense on non-recourse financing paid directly to lenders by lessees	1,181,314	1,696,078
Interest expense from amortization of debt financing costs	384,009	476,486
Net accretion of seller's credit and other	1,162,682	917,299
Impairment loss	1,770,529	-
Reversal of credit loss reserve	-	(345,000)
Gain on lease termination	(2,887,375)	-
Loss (gain) on sale of assets, net	2,690,288	(289,669)
Loss (gain) on derivative financial instruments	18,543	(2,720,078)
Changes in operating assets and liabilities:
Collection of finance leases	14,444,326	16,034,206
Other assets	1,027,068	981,882
Accrued expenses and other current liabilities	(720,259)	(927,040)
Deferred revenue	(353,910)	476,668
Due to Manager and affiliates, net	(267,468)	(51,083)
Distributions from joint ventures	288,782	583,965
Net cash provided by operating activities	14,959,451	20,005,275
Cash flows from investing activities:
Proceeds from sale of leased equipment	1,938,915	1,463,425
Investment in joint ventures	(6,456,049)	(137,500)
Distributions received from joint ventures in excess of profits	380,365	378,575
Investment in notes receivable	(6,823,515)	(16,356,054)
Principal received on notes receivable	1,618,487	16,900,498
Net cash (used in) provided by investing activities	(9,341,797)	2,248,944
Cash flows from financing activities:
Proceeds from revolving line of credit, recourse	3,000,000	1,200,000
Repayment of revolving line of credit, recourse	-	(1,200,000)
Repayment of non-recourse long-term debt	(12,383,014)	(9,165,119)
Repurchase of shares of limited liability company interests	(31,816)	(70,336)
Distributions to noncontrolling interests	(1,698,163)	(2,059,541)
Cash distributions to members	(13,461,322)	(16,990,919)
Net cash used in financing activities	(24,574,315)	(28,285,915)
Effects of exchange rates on cash and cash equivalents	(73)	9,464
Net decrease in cash and cash equivalents	(18,956,734)	(6,022,232)
Cash and cash equivalents, beginning of period	30,980,776	26,317,435
Cash and cash equivalents, end of period	$12,024,042	$20,295,203

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,108,319	$3,202,932

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on non-recourse long-term debt paid directly to lenders by lessees	$25,420,765	$16,258,562
Reclassification of net assets from leased equipment at cost to net investment in
finance lease	$9,376,510	$-
Principal on non-recourse long-term debt paid directly to lenders by buyers of equipment	$4,481,600	$-

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2013

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

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

(2)  Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

	June 30,	December 31,
	2013	2012
Principal outstanding	$31,377,805	$26,396,228
Initial direct costs	1,568,057	1,386,741
Deferred fees	(451,294)	(365,986)
Net investment in notes receivable	32,494,568	27,416,983
Less: current portion of net investment in notes receivable	4,003,370	3,504,935
Net investment in notes receivable, less current portion	$28,491,198	$23,912,048

On February 12, 2013, the LLC made available a secured term loan in the amount of $2,700,000 to NTS Communications, Inc. and certain of its affiliates (collectively, “NTS”).  On March 28, 2013, NTS borrowed $765,000 in connection with the loan and on June 27, 2013, NTS drew down the remaining $1,935,000 from the facility. The loan bears interest at 12.75% per year and matures on July 1, 2017. The loan is secured by all of the equipment and assets of NTS.

On April 5, 2013, the LLC made a secured term loan in the amount of $3,870,000 to Lubricating Specialties Company (“LSC”).  The loan bears interest at 13.5% per year and matures on August 1, 2018.  The loan is secured by, among other things, a second priority security interest in and lien on LSC’s liquid storage tanks, blending lines, packaging equipment, accounts receivable and inventory.

(3) Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	June 30,	December 31,
	2013	2012
Minimum rents receivable	$159,289,595	$172,363,894
Estimated residual values	18,054,384	18,054,383
Initial direct costs	3,031,855	3,537,594
Unearned income	(39,676,992)	(47,025,418)
Net investment in finance leases	140,698,842	146,930,453
Less: current portion of net investment in finance leases	18,024,715	23,051,283
Net investment in finance leases, less current portion	$122,674,127	$123,879,170

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

On May 16, 2013, Leighton Offshore Pte. Ltd. (“Leighton”) provided notice to the LLC that it was exercising its purchase options on the Leighton Mynx, the Leighton Faulkner, the Leighton Eclipse and the Leighton Stealth (collectively, the “Leighton Vessels”), which are currently subject to bareboat charters. The purchase option price of each barge is the higher of a fixed purchase option price and the fair market value. The aggregate fixed purchase option price for the four barges is $131,927,726 and their fair market values are in the process of being determined.

On May 30, 2013, ICON Atlas, LLC, a joint venture owned 49.54% by the LLC, 40.53% by ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), an entity also managed by the Manager, and 9.93% by Hardwood Partners, LLC (“Hardwood”), in accordance with the terms of a lease, sold eight gas compressors to Atlas Pipeline Mid-Continent, LLC (“Atlas”) for $7,500,000. As a result, the LLC recognized a gain on sale of approximately $384,000.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

(4) Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	June 30,	December 31,
	2013	2012
Marine - crude oil tanker	$97,546,277	$132,824,143
Offshore oil field services equipment	54,383,809	54,383,809
Marine - container vessels	52,691,711	52,691,711
Coal drag line	-	12,834,631
Leased equipment at cost	204,621,797	252,734,294
Less: accumulated depreciation	103,845,576	111,464,733
Leased equipment at cost, less accumulated depreciation	$100,776,221	$141,269,561

Subsequent to December 31, 2012, several potential counterparties with whom the Manager was discussing re-leasing opportunities for the Eagle Carina, the Eagle Corona, the Eagle Auriga and the Eagle Centaurus (collectively, the “Eagle Vessels”) terminated negotiations, which was an indicator that the Eagle Vessels’ carrying value may be impaired.  The LLC updated the estimates of the forecasted future cash flows and performed impairment testing. As a result, the LLC recognized an impairment loss of approximately $1,800,000 during the six months ended June 30, 2013. Projected future scrap rates were a critical component of these analyses.

On May 22, 2013, AET Inc. Limited (“AET”) and the LLC entered into a termination agreement whereby AET returned the Eagle Centaurus to the LLC prior to the scheduled charter termination date. As part of the termination, AET paid an early termination fee of $1,400,000 and the balance of the charter hire through the end of the original charter term. On June 5, 2013, the Eagle Centaurus was sold to a third party for approximately $6,689,000. The LLC recognized a net gain of approximately $197,000 from the transactions, comprised of a gain on lease termination of approximately $2,887,000 and a loss on sale of assets of approximately $2,690,000.

On March 11, 2013, the LLC amended the lease with Magnum, which resulted in the reclassification of the lease from an operating lease to a finance lease.

Depreciation expense was $9,598,966 and $10,325,480 for the three months ended June 30, 2013 and 2012, respectively. Depreciation expense was $19,090,548 and $20,650,962 for the six months ended June 30, 2013 and 2012, respectively.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

(5) Investment in Joint Ventures

On June 30, 2008, the LLC and ICON Leasing Fund Eleven, LLC (“Fund Eleven”), an entity also managed by the Manager, entered into a joint venture for the purpose of acquiring manufacturing equipment and leasing it to Pliant Corporation.

The results of operations of the joint venture are summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$743,231	$743,231	$1,486,462	$1,486,462
Net income	$321,194	$322,805	$641,739	$645,719
LLC’s share of net income	$144,537	$145,262	$288,782	$290,573

On March 29, 2011, the LLC and Fund Fourteen entered into a joint venture for the purpose of acquiring two aframax product tankers and two very large crude carriers and leasing them to AET.

The results of operations of the joint venture are summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$8,910,896	$6,418,430	$16,142,664	$12,836,860
Net income (loss)	$3,048,696	$(1,065,344)	$4,446,522	$(12,655)
LLC’s share of net income (loss)	$756,768	$(271,742)	$1,089,478	$(13,976)

On December 22, 2011, the LLC and Fund Fourteen entered into a joint venture for the purpose of making a subordinated term loan to Jurong Aromatics Corporation Pte. Ltd. (“JAC”).

The results of operations of the joint venture are summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$717,401	$762,225	$1,418,355	$1,494,837
Net income	$702,688	$599,681	$1,397,212	$1,218,067
LLC’s share of net income	$169,984	$149,652	$338,058	$294,875

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

   On May 15, 2013, a joint venture owned 21% by the LLC, 39% by Fund Eleven and 40% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), an entity also managed by the Manager, purchased a portion of the subordinated credit facility for JAC from Standard Chartered Bank (“Standard Chartered”). The aggregate purchase price for the joint venture’s portion of the subordinated credit facility was $28,462,500. The subordinated credit facility bears interest at rates ranging between 12.5% and 15.0% per year and matures in January 2021. The subordinated credit facility is secured by a second priority interest on all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex. The LLC’s contribution to the joint venture was approximately $6,456,000.

   The results of operations of the joint venture are summarized below:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2013	2013
Revenue	$439,739	$439,739
Net income	$433,752	$433,752
LLC’s share of net income	$86,794	$86,794

(6) Non-Recourse Long-Term Debt

As of June 30, 2013 and December 31, 2012, the LLC had non-recourse long-term debt obligations of $82,186,159 and $123,341,840, respectively, with maturity dates ranging from November 14, 2013 to January 31, 2015, and interest rates ranging from 3.85% to 7.96% per year, fixed after giving effect to the LLC’s interest rate swap agreements.

On May 30, 2013, simultaneously with its sale of eight gas compressors to Atlas, ICON Atlas, LLC prepaid and satisfied its non-recourse debt obligation with Wells Fargo Equipment Finance, Inc. (“Wells Fargo”), secured by the gas compressors, for $7,500,000. As a result, the LLC recognized a loss on extinguishment of debt of approximately $86,000, which is included in interest expense on the consolidated statements of comprehensive income.

On June 3, 2013, the proceeds from the sale of the Eagle Centaurus were used to satisfy the debt obligation of approximately $9,732,000 that was related to the Eagle Centaurus and the Eagle Auriga.

On June 24, 2013, the LLC satisfied its non-recourse debt obligation with Nordea Bank Finland, PLC (“Nordea”) by making a payment of approximately $1,660,000. The debt obligation was associated with a product tanker subject to the lease with Lily Shipping Ltd. (“Lily Shipping”).

At June 30, 2013, the LLC was in compliance with all covenants related to its non-recourse long-term debt.

(7) Revolving Line of Credit, Recourse

On May 10, 2011, the LLC entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of up to $10,000,000 (the “Facility”), which is secured by all of the LLC’s assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which the LLC has a beneficial interest.  At June 30, 2013, the LLC had $7,000,000 available under the Facility pursuant to the borrowing base.

The Facility has been extended through March 31, 2015. The interest rate for general advances under the Facility is CB&T’s prime rate.  The LLC may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.5% per year.  In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year.  In addition, the LLC is obligated to pay an annualized 0.50% fee on unused commitments under the Facility. At June 30, 2013, the LLC had $3,000,000 outstanding under the Facility. Subsequent to June 30, 2013, the LLC repaid the $3,000,000.

At June 30, 2013, the LLC was in compliance with all covenants related to the Facility.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

(8) Transactions with Related Parties

The LLC paid distributions to the Manager of $63,779 and $134,609 for the three and six months ended June 30, 2013, respectively. The LLC paid distributions to the Manager of $84,950 and $169,909 for the three and six months ended June 30, 2012, respectively. Additionally, the Manager’s interest in the net income (loss) attributable to the LLC was $7,550 and $(2,813) for the three and six months ended June 30, 2013, respectively. The Manager’s interest in the net income attributable to the LLC was $1,105 and $37,674 for the three and six months ended June 30, 2012, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended		Six Months Ended
			June 30,		June 30,
Entity	Capacity	Description	2013	2012	2013	2012
ICON Capital, LLC	Manager	Acquisition fees(1)	$813,977	$6,694	$894,977	$964,335
ICON Capital, LLC	Manager	Management fees (2)	988,500	1,232,653	1,870,725	2,293,093
ICON Capital, LLC	Manager	Administrative expense
		reimbursements(2)	480,208	927,307	908,612	1,474,640
			$2,282,685	$2,166,654	$3,674,314	$4,732,068

(1)		Amount capitalized and amortized to operations.
(2)		Amount charged directly to operations.

At June 30, 2013 and December 31, 2012, the LLC had a net payable due to the Manager and its affiliates of $11,162 and $278,630, respectively, related to management fees and administrative expense reimbursements.

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

June 30, 2013

(unaudited)

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

As of June 30, 2013 and December 31, 2012, the LLC had only warrants in an asset position that were not material to the consolidated financial statements; therefore, the LLC considers the counterparty risk to be remote.

As of June 30, 2013 and December 31, 2012, the fair value of the derivatives in a liability position was $1,866,031 and $3,267,800, respectively.  Derivative contracts may contain credit risk related contingent features that can trigger a termination event, such as maintaining specified financial ratios.  In the event that the LLC would be required to settle its obligations under the derivative contracts as of June 30, 2013 and December 31, 2012, the termination value would be $1,904,977 and $3,355,975, respectively.

Non-designated Derivatives

As of December 31, 2012, the LLC had two interest rate swaps, one with Standard Chartered and one with Nordea, that were not designated and not qualifying as cash flow hedges with an aggregate notional amount of $10,329,032.  On June 13, 2013, the LLC terminated an interest rate swap with Nordea by making a payment of approximately $25,000.   As of June 30, 2013, the LLC had one interest rate swap with Standard Chartered that is not designated and not qualifying as a cash flow hedge with a notional amount of $7,354,839.  These interest rate swaps are not speculative and are used to meet the LLC’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements.

Additionally, the LLC  holds warrants that are held for purposes other than hedging. All changes in the fair value of the interest rate swaps not designated as hedges and the warrants are recorded directly in earnings.

The LLC’s derivative financial instruments not designated as hedging instruments generated a gain on derivative financial instruments on the consolidated statements of comprehensive income for the three and six months ended June 30, 2013 of $45,689 and $122,370, respectively. The LLC’s derivative financial instruments not designated as hedging instruments generated a gain on derivative financial instruments on the consolidated statements of comprehensive income for the three and six months ended June 30, 2012 of $436,332 and $2,738,176, respectively. The gain recorded for the three months ended June 30, 2013 was comprised of a gain of $52,434 relating to interest rate swap contracts and a loss of $6,745 relating to warrants. The gain recorded for the six months ended June 30, 2013 was comprised of gains of $106,670 relating to interest rate swap contracts and $15,700 relating to warrants. The gain recorded for the three months ended June 30, 2012 was comprised of gains of $35,082 relating to interest rate swap contracts and $401,250 relating to warrants. The gain recorded for the six months ended June 30, 2012 was comprised of gains of $56,176 relating to interest rate swap contracts and $2,682,000 relating to warrants. These amounts were recorded as a component of loss (gain) on derivative financial instruments on the consolidated statements of comprehensive income.

Designated Derivatives

As of December 31, 2012, the LLC had 11 floating-to-fixed interest rate swaps, five with Standard Chartered and six with BNP Paribas, that were designated and qualifying as cash flow hedges with an aggregate notional amount of $101,547,181. On May 9, 2013, the LLC terminated two interest rate swaps with BNP Paribas by making a payment of approximately $208,000.  As a result, the LLC recorded a loss on the termination of approximately $129,000, which is recorded as a component of loss (gain) on derivative financial instruments on the consolidated statements of comprehensive income. As of June 30, 2013, the LLC had nine floating-to-fixed interest rate swaps, five with Standard Chartered and four with BNP Paribas, that are designated and qualifying as cash flow hedges with an aggregate notional amount of $72,087,573. These interest rate swaps have maturity dates ranging from November 14, 2013 to September 30, 2014.

For these derivatives, the LLC  records the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

period that the hedged forecasted transaction affects earnings and within the same line item on the consolidated statements of comprehensive income as the impact of the hedged transaction. During the three and six months ended June 30, 2013, the LLC  recorded $5,818 and $12,284, respectively, of hedge ineffectiveness in earnings, which is included in loss (gain) on derivative financial instruments. During the three and six months ended June 30, 2012, the LLC  recorded $8,742 and $18,098, respectively, of hedge ineffectiveness in earnings, which is included in loss (gain) on derivative financial instruments. At June 30, 2013 and December 31, 2012, the total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was approximately $1,542,000 and $2,758,000, respectively.

During the twelve months ending June 30, 2014, the LLC  estimates that approximately $1,388,000 will be reclassified from AOCI to interest expense.

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheets as of June 30, 2013 and December 31, 2012:

	Asset Derivatives			Liability Derivatives
	Balance	June 30,	December 31,	Balance	June 30,	December 31,
	Sheet	2013	2012	Sheet	2013	2012
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
Derivatives designated
as hedging instruments:
				Derivative
				financial
Interest rate swaps		$-	$-	instruments	$1,617,358	$2,887,635

Derivatives not designated
as hedging instruments:
				Derivative
				financial
Interest rate swaps		$-	$-	instruments	$248,673	$380,165
	Other
	non-current
Warrants	assets	$68,856	$53,156		$-	$-

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of comprehensive income for the three and six months ended June 30, 2013 and 2012:

					Location of	Amount of
					Gain (Loss)	Gain (Loss)
					Recognized in	Recognized in
					Income on	Income on
		Amount of	Location of	Amount of	Derivatives	Derivatives
		Gain (Loss)	Gain (Loss)	Gain (Loss)	(Ineffective	(Ineffective
		Recognized in	Reclassified	Reclassified	Portion and	Portion and
	Derivatives	AOCI on	from AOCI into	from AOCI into	Amounts	Amounts
	Designated as	Derivatives	Income	Income	Excluded from	Excluded from
	Hedging	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
Period	Instruments	Portion)	Portion)	Portion)	Testing)	Testing)
Loss (gain)
Three Months					on derivative
Ended	Interest rate		Interest		financial
June 30, 2013	swaps	$(39,283)	expense	$(658,100)	instruments	$(5,818)

Loss (gain)
Six Months					on derivative
Ended	Interest rate		Interest		financial
June 30, 2013	swaps	$(63,774)	expense	$(1,279,657)	instruments	$(12,284)

Loss (gain)
Three Months					on derivative
Ended	Interest rate		Interest		financial
June 30, 2012	swaps	$(155,796)	expense	$(766,117)	instruments	$(8,742)

Loss (gain)
Six Months					on derivative
Ended	Interest rate		Interest		financial
June 30, 2012	swaps	$(578,343)	expense	$(1,569,179)	instruments	$(18,098)

(10) Accumulated Other Comprehensive Loss

AOCI includes accumulated unrealized losses on derivative financial instruments and accumulated unrealized losses on currency translation adjustments of $1,541,846 and $1,478,539, respectively, at June 30, 2013 and accumulated unrealized losses on derivative financial instruments and accumulated unrealized losses on currency translation adjustments of $2,757,729 and $1,455,357, respectively, at December 31, 2012.

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

•               Level 3: Pricing inputs that are generally unobservable and are supported by little or no market data.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2013

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

The following table summarizes the valuation of the LLC’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Warrants	$-	$-	$68,856	$68,856
Liabilities:
Derivative financial instruments	$-	$1,866,031	$-	$1,866,031

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

Interest Rate Swaps

The LLC utilizes a model that incorporates common market pricing methods as well as underlying characteristics of the particular swap contract and are classified within Level 2. Interest rate swaps are modeled by incorporating such inputs as the term to maturity, LIBOR swap curves, Overnight Index Swap (“OIS”) curves and the payment rate on the fixed portion of the interest rate swap. Thereafter, the LLC compares third party quotations received to its own estimate of fair value to evaluate for reasonableness. The fair value of the interest rate swaps was recorded in derivative financial instruments within the consolidated balance sheets.

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

Warrants

As of June 30, 2013 and December 31, 2012, the LLC’s warrants were valued using the Black-Scholes-Merton pricing models based on observable and unobservable inputs that are significant to the fair value measurement and are classified within Level 3. Unobservable inputs used in the Black-Scholes-Merton pricing model include, but are not limited to, the expected stock price volatility and the expected period until the warrants are exercised. In addition, one of the significant inputs used in the fair value measurement of the LLC’s warrants at June 30, 2013 was the observable closing price of the company’s stock on the date of measurement as opposed to the use of an enterprise value to earnings before interest, taxes, depreciation and

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

amortization multiple of 3.01x at December 31, 2012. The change in the input from December 31, 2012 was due to the company that issued the warrants completing its listing on a public exchange during the second quarter of 2013. Increases or decreases of these inputs would result in a higher or lower fair value measurement.

The fair value of the warrants was recorded in other non-current assets within the consolidated balance sheets. The unrealized gain on the change in fair value of the warrants was recorded in loss (gain) on derivative financial instruments on the consolidated statements of comprehensive income.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The LLC is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements.  The LLC’s non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  To determine the fair value when impairment indicators exist, the LLC utilizes different valuation approaches based on transaction specific facts and circumstances to determine fair value, including discounted cash flow models and the use of comparable transactions.  At March 31, 2013, the LLC identified an impairment indicator and measured certain non-financial assets for impairment purposes. The estimated fair value of the LLC’s non-financial assets at March 31, 2013 was based on inputs that are generally unobservable and cannot be corroborated by market data and were classified within Level 3.  The significant unobservable inputs included discount rates ranging between 8% and 10% per year for fair value measurements of the LLC’s leased equipment at cost at March 31, 2013. The LLC had no such impairment for the three months ended June 30, 2013.

The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis, of which the fair value information presented is not current but rather as of the date the impairment was recorded, and the carrying value of the asset as of June 30, 2013:

					Impairment Loss
	Carrying Value at	Fair Value at Impairment Date			for the Period Ended
	June 30, 2013	Level 1	Level 2	Level 3	June 30, 2013
Leased equipment at cost	$28,776,350	$-	$-	$46,744,911	$1,770,529

Assets and Liabilities for which Fair Value is Disclosed

Certain of the LLC’s financial assets and liabilities, which include fixed-rate notes receivable and seller’s credit, in which fair value is required to be disclosed, were valued using inputs that are generally unobservable and supported by little or no market data and are therefore classified within Level 3. As permitted by the accounting pronouncements, the LLC uses projected cash flows for fair value measurements of these financial assets and liabilities. Fair value information with respect to certain of the LLC’s other assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates.

The estimated fair value of the LLC’s fixed-rate notes receivable and seller’s credit was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. Principal outstanding on fixed-rate notes receivable was discounted at rates ranging between 12% and 15.25% per year. Principal outstanding on seller’s credit was discounted at a rate of 5.85% per year.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

	June 30, 2013
	Carrying	Fair Value
	Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$31,377,805	$31,637,206

Seller's credit	$58,097,655	$55,843,950

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

In connection with certain investments, the LLC  is required to maintain restricted cash balances with certain banks.  Restricted cash of approximately $1,625,000 and $2,425,000 is presented within other non-current assets in the LLC’s consolidated balance sheets at June 30, 2013 and December 31, 2012, respectively.

During 2008, a joint venture owned 55% by the LLC and 45% by Fund Eleven purchased and simultaneously leased back semiconductor manufacturing equipment to Equipment Acquisition Resources, Inc. (“EAR”) for approximately $15,730,000.  On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR, LLC (“ICON EAR”) seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to ICON EAR.  The complaint also sought the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code.  Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that ICON EAR received as security in connection with its investment.  The Manager filed an answer to the complaint, which included certain affirmative defenses. The Manager believes these claims are frivolous and intends to vigorously defend this action.  At this time, the LLC  is unable to predict the outcome of this action or loss therefrom, if any.

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

(13) Subsequent Events

On July 2, 2013, the LLC sold the product tanker, the Ocean Princess, to Lily Shipping for a sale price of $5,790,000 and satisfied the remaining third-party debt related to the Ocean Princess.

On July 8, 2013, the LLC received final payment of approximately €1,190,000 from Sealynx Automotive Transieres (“Sealynx”) to settle its obligation in full.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2012:

Telecommunications Equipment

•         On February 12, 2013, we made available a secured term loan in the amount of $2,700,000 to NTS as part of a $6,000,000 facility.  On March 28, 2013, NTS borrowed $765,000 in connection with the loan and on June 27, 2013, NTS drew down the remaining $1,935,000 from the facility. The loan bears interest at 12.75% per year and matures on July 1, 2017. The loan is secured by all of the equipment and assets of NTS.

Coal Drag Line

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

Marine Vessels

•         Subsequent to December 31, 2012, several potential counterparties with whom the Manager was discussing re-leasing opportunities for the Eagle Vessels terminated negotiations, which was an indicator that the Eagle Vessels’ carrying value may be impaired. We updated the estimates of the forecasted future cash flows and performed impairment testing. As a result, we recognized an impairment loss of approximately $1,800,000 for the three months ended March 31, 2013. Projected future scrap rates were a critical component of these analyses.

On May 22, 2013, we entered into a termination agreement with AET whereby AET returned the Eagle Centaurus to us prior to the scheduled charter termination date. As part of the termination, AET paid an early termination fee of $1,400,000 and the balance of the charter hire through the end of the original charter term. On June 5, 2013, the Eagle Centaurus was sold to a third party for approximately $6,689,000. We recognized a net gain of approximately $197,000 from the transactions, comprised of a gain on lease termination of approximately $2,887,000 and a loss on sale of assets of approximately $2,690,000.  Simultaneously with the sale, we used the proceeds from the sale of the Eagle Centaurus to satisfy the remaining third-party debt obligations of approximately $9,732,000 that were related to the Eagle Centaurus and the Eagle Auriga. As part of the repayment, the interest rate swaps related to the debt were terminated and a loss on derivative financial instruments of approximately $129,000 was recognized.

•         On May 16, 2013, Leighton provided notice to us that it was exercising its purchase options on the Leighton Vessels, which are currently subject to bareboat charters. The purchase option price of each barge is the higher of a fixed purchase option price and the fair market value. The aggregate fixed purchase option price for the four barges is $131,927,726 and their fair market values are in the process of being determined.

Lubricant Manufacturing and Blending Equipment

•         On April 5, 2013, we made a secured term loan in the amount of $3,870,000 to LSC as part of an $18,000,000 facility.  The loan bears interest at 13.5% per year and matures on August 1, 2018.  The loan is secured by, among other things, a second priority security interest in LSC’s liquid storage tanks, blending lines, packaging equipment, accounts receivable and inventory, which were valued in the aggregate at approximately $52,030,000.

Investment in Joint Venture

•         On May 15, 2013, a joint venture owned 21% by us, 39% by Fund Eleven and 40% by Fund Fifteen purchased a portion of an approximately $208,000,000 subordinated credit facility for JAC from Standard Chartered. The aggregate purchase price for the joint venture’s portion of the subordinated credit facility was $28,462,500, which included a premium of $962,500. The subordinated credit facility bears interest at rates ranging between 12.5% and 15.0% per year and matures in January 2021. The subordinated credit facility is secured by a second priority interest on all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex. Our contribution to the joint venture was approximately $6,456,000.

Gas Compressors

•         On May 30, 2013, a joint venture owned 49.54% by us, 40.53% by Fund Fourteen and 9.93% by Hardwood, in accordance with the terms of a lease, sold eight gas compressors to Atlas for $7,500,000. As a result, we recognized a gain on sale of approximately $384,000. Simultaneously with the sale, the joint venture prepaid and satisfied its non-recourse debt obligation with Wells Fargo, secured by the gas compressors, for $7,500,000. As a result, we recognized a loss on extinguishment of debt of approximately $86,000, which is included in interest expense on the consolidated statements of comprehensive income.

Acquisition Fees

We paid or accrued total acquisition fees to our Manager of approximately $814,000 and $895,000 during the three and six months ended June 30, 2013, respectively.

Subsequent Events

On July 2, 2013, we sold the product tanker, the Ocean Princess, to Lily Shipping for a sale price of $5,790,000 and satisfied the remaining third-party debt related to the Ocean Princess.

On July 8, 2013, we received final payment of approximately €1,190,000 from Sealynx to settle its obligation in full.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2013 (the “2013 Quarter”) and 2012 (the “2012 Quarter”)

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	June 30, 2013		December 31, 2012
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Offshore oil field services equipment	$123,196,878	71%	$129,432,754	74%
Marine - crude oil tanker	10,199,015	6%	10,291,463	6%
Coal drag line	8,368,144	5%	-	-
Marine - product tankers	6,016,520	3%	6,493,303	4%
Telecommunications equipment	4,274,214	3%	2,374,753	1%
Tube manufacturing equipment	4,174,212	2%	4,185,608	2%
Seismic imaging equipment	4,133,683	2%	4,111,660	2%
Lubricant manufacturing and blending	4,116,636	2%	-	-
Analog seismic system equipment	3,172,640	2%	4,377,368	3%
Aircraft engines	1,862,235	1%	1,937,546	1%
Metal cladding & production equipment	1,575,537	1%	1,950,932	1%
Automotive manufacturing equipment	1,547,372	1%	1,535,780	1%
On-shore oil field services equipment	556,324	1%	562,405	1%
Gas compressors	-	-	7,093,864	4%
	$173,193,410	100%	$174,347,436	100%

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

During the 2013 Quarter and the 2012 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2013 Quarter	2012 Quarter
Leighton Holdings Limited	Offshore oil field services equipment	59%	61%
Atlas Pipeline Mid-Continent, LLC	Gas compressors	13%	9%
		72%	70%

Interest income from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of comprehensive income.

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

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	June 30, 2013		December 31, 2012
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Offshore oil field services equipment	$37,184,803	37%	$39,234,370	28%
Marine - container vessels	34,815,067	34%	36,538,579	26%
Marine - crude oil tanker	28,776,351	29%	56,059,700	39%
Coal drag line	-	-	9,436,912	7%
	$100,776,221	100%	$141,269,561	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During the 2013 Quarter and the 2012 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2013 Quarter	2012 Quarter
AET, Inc. Limited	Marine - crude oil tanker	58%	53%
Swiber Holdings Limited	Offshore oil field services equipment	24%	21%
Vroon Group B.V.	Marine - container vessels	18%	15%
		100%	89%

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

Revenue and other income for the 2013 Quarter and the 2012 Quarter is summarized as follows:

	Three Months Ended
	June 30,
	2013	2012	Change
Finance income	$4,638,049	$4,885,569	$(247,520)
Rental income	9,619,488	11,337,113	(1,717,625)
Income from investment in joint ventures	1,158,083	23,767	1,134,316
Gain on lease termination	2,887,375	-	2,887,375
Loss on sale of assets, net	(2,690,288)	-	(2,690,288)
Litigation settlement	-	418,900	(418,900)
Total revenue and other income	$15,612,707	$16,665,349	$(1,052,642)

Total revenue and other income for the 2013 Quarter decreased $1,052,642, or 6.3%, compared to the 2012 Quarter. During the 2013 Quarter, we had a net gain of $197,087 as a result of the termination of the lease with AET related to the Eagle Centaurus and the sale of the vessel with no comparative gain or loss in the 2012 Quarter. The decrease in rental income was primarily due to the termination of three operating leases and the reclassification of one lease from an operating lease to a finance lease after the 2012 Quarter. The decrease in litigation settlement was primarily due to proceeds received from a favorable court settlement against EAR’s auditors during the 2012 Quarter. The decreases were partially offset by the increase in income from investment in joint ventures, which was primarily due to the operating results of our investment in a joint venture with Fund Fourteen, which recorded a gain on derivative financial instruments during the 2013 Quarter compared to a loss in the 2012 Quarter.

Expenses for the 2013 Quarter and the 2012 Quarter are summarized as follows:

	Three Months Ended
	June 30,
	2013	2012	Change
Management fees	$988,500	$1,232,653	$(244,153)
Administrative expense reimbursements	480,208	927,307	(447,099)
General and administrative	994,182	829,381	164,801
Interest	2,398,784	3,139,124	(740,340)
Depreciation	9,598,966	10,325,480	(726,514)
Loss (gain) on derivative financial instruments	88,758	(427,590)	516,348
Total expenses	$14,549,398	$16,026,355	$(1,476,957)

Total expenses for the 2013 Quarter decreased $1,476,957, or 9.2%, as compared to the 2012 Quarter. The decrease in total expenses was primarily due to (i) the decrease in interest expense due to the scheduled repayments of our non-recourse long-term debt obligations, (ii) the decrease in depreciation primarily due to the termination of three operating leases and the reclassification of one lease from an operating lease to a finance lease after the 2012 Quarter and (iii) the decrease in administrative expense reimbursements due to lower costs incurred on our behalf by our Manager.  The decreases were partially offset by an increase in loss on derivative financial instruments due to an increase in the valuation of our warrants during the 2012 Quarter compared to a decrease during the 2013 Quarter.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $220,152, from $528,486 in the 2012 Quarter to $308,334 in the 2013 Quarter. The decrease was primarily due to the reduction in the income of our joint venture, primarily due to the impact of the favorable litigation settlement with EAR’s auditors during the 2012 Quarter, without any comparable event in the 2013 Quarter.

Net Income Attributable to Fund Twelve

As a result of the foregoing factors, net income attributable to us for the 2013 Quarter and the 2012 Quarter was $754,975 and $110,508, respectively. Net income attributable to us per weighted average additional Share outstanding for the 2013 Quarter and the 2012 Quarter was $2.15 and $0.31, respectively.

Results of Operations for the Six Months Ended June 30,  2013 (the “2013 Period”) and 2012 (the “2012 Period”)

Financing Transactions

During the 2013 Period and the 2012 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2013 Period	2012 Period
Leighton Holdings Limited	Offshore oil field services equipment	62%	58%
Atlas Pipeline Mid-Continent, LLC	Gas compressors	12%	8%
		74%	66%

Interest income from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of comprehensive income.

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of finance income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our portfolio as a whole.

Operating Lease Transactions

During the 2013 Period and the 2012 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2013 Period	2012 Period
AET, Inc. Limited	Marine - crude oil tanker	59%	53%
Swiber Holdings Limited	Offshore oil field services equipment	24%	21%
Vroon Group B.V.	Marine - container vessels	17%	15%
		100%	89%

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our portfolio as a whole.

Revenue and other income for the 2013 Period and the 2012 Period is summarized as follows:

	Six Months Ended
	June 30,
	2013	2012	Change
Finance income	$8,906,895	$10,379,839	$(1,472,944)
Rental income	19,731,360	22,664,321	(2,932,961)
Income from investment in joint ventures	1,803,112	572,067	1,231,045
Gain on lease termination	2,887,375	-	2,887,375
(Loss) gain on sale of assets, net	(2,690,288)	289,669	(2,979,957)
Litigation settlement	-	418,900	(418,900)
Total revenue and other income	$30,638,454	$34,324,796	$(3,686,342)

Total revenue and other income for the 2013 Period decreased $3,686,342, or 10.7%, as compared to the 2012 Period. During the 2013 Period, we had a net gain of $197,087 as a result of the termination of the lease with AET related to the Eagle Centaurus and the sale of the vessel compared to a net gain of $289,669 in the 2012 Period. The decrease in rental income was primarily due to the termination of three operating leases and the reclassification of one lease from an operating lease to a finance lease during and after the 2012 Period. The decrease in finance income was primarily due to (i) the prepayment of eight notes receivable during and after the 2012 Period and (ii) the termination of two finance leases during the 2013 Period. The decrease in finance income was partially offset by our investment in eight new notes receivable during and after the 2012 Period.  The decrease in litigation settlement was due to proceeds received from a favorable court settlement against EAR’s auditors during the 2012 Period. The increase in income from investment in joint ventures was primarily due to the operating results of our investment in a joint venture with Fund Fourteen, which recorded a gain on derivative financial instruments during the 2013 Period as compared to a loss in the 2012 Period.

Expenses for the 2013 Period and the 2012 Period are summarized as follows:

	Six Months Ended
	June 30,
	2013	2012	Change
Management fees	$1,870,725	$2,293,093	$(422,368)
Administrative expense reimbursements	908,612	1,474,640	(566,028)
General and administrative	1,791,602	1,687,452	104,150
Interest	5,010,573	6,455,784	(1,445,211)
Depreciation	19,090,548	20,650,962	(1,560,414)
Reversal of credit loss reserve	-	(345,000)	345,000
Impairment loss	1,770,529	-	1,770,529
Loss (gain) on derivative financial instruments	18,543	(2,720,078)	2,738,621
Total expenses	$30,461,132	$29,496,853	$964,279

Total expenses for the 2013 Period increased $964,279, or 3.3%, as compared to the 2012 Period. The increase in total expenses was primarily due to an increase in the valuation of our warrants during the 2012 Period, without any comparable increase in the 2013 Period, and an impairment loss recorded in connection with the Eagle Vessels during the 2013 Period.  The increases were partially offset by a decrease in depreciation due to the termination of three operating leases and the reclassification of one lease from an operating lease to a finance lease during and after the 2012 Period and the decrease in interest expense due to the scheduled repayments of our non-recourse long-term debt obligations.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $601,962, from  $1,060,564 in the 2012 Period to $458,602 in the 2013 Period. The decrease was primarily due (i) the impact from the impairment loss recorded during the 2013 Period in connection with the Eagle Vessels, (ii) the favorable litigation settlement with EAR’s auditors during the 2012 Period, without any comparable event in the 2013 Period and (iii) the increase in the valuation of our warrants held in a joint venture during the 2012 Period, without any comparable increase in the 2013 Period.

Net (Loss) Income Attributable to Fund Twelve

As a result of the foregoing factors, net (loss) income attributable to us for the 2013 Period and the 2012 Period was $(281,280) and $3,767,379, respectively. Net (loss) income attributable to us per weighted average additional Share outstanding for the 2013 Period and the 2012 Period was $(0.80) and $10.70, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2013 compared to December 31, 2012.

Total Assets

Total assets decreased $54,409,846, from $365,787,022 at December 31, 2012 to $311,377,176 at June 30, 2013. The decrease was primarily due to the depreciation and impairment of leased equipment at cost, cash distributions and cash used for the repayment of our non-recourse long-term debt during the 2013 Period.

Current Assets

Current assets decreased $23,750,321, from $58,820,536 at December 31, 2012 to $35,070,215 at June 30, 2013. The decrease was primarily due to cash distributions to our members and noncontrolling interests, cash used for the repayment of our non-recourse long-term debt, including the termination of two finance leases of which proceeds were paid directly to our lender by the lessee, and cash used for our investment in a new joint venture, partially offset by the cash collection of rentals from operating leases during the 2013 Period.

Total Liabilities

Total liabilities decreased $40,627,403, from $189,458,513 at December 31, 2012 to $148,831,110 at June 30, 2013. The decrease was primarily due to repayments of our non-recourse long-term debt during the 2013 Period.

Current Liabilities

Current liabilities decreased $1,817,158, from $72,923,290 at December 31, 2012 to $71,106,132 at June 30, 2013. The decrease was primarily due to (i) the repayments of our non-recourse long-term debt, (ii) the decrease in deferred revenue due to the recognition of income previously deferred from our operating leases and (iii) the decrease in derivative financial instruments liability due to their change in market value.  The decrease in current liabilities was partially offset by proceeds received from our revolving line of credit and an increase in accrued expenses and other current liabilities due to the reclassification of the current portion of our seller’s credit during the 2013 Period.

Equity

Equity decreased $13,782,443, from $176,328,509 at December 31, 2012 to $162,546,066 at June 30, 2013. The decrease was primarily due to cash distributions to our members and non-controlling interests, partially offset by an increase in the fair value of our derivative financial instruments during the 2013 Period.

Liquidity and Capital Resources

Summary

At June 30, 2013 and December 31, 2012, we had cash and cash equivalents of $12,024,042 and $30,980,776, respectively. During our offering period, our main source of cash was from financing activities and our main use of cash was in investing activities. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we enter into new investments, meet our debt obligations, pay distributions to our members and to the extent that expenses exceed cash flows from operations and proceeds from sale of our investments.

We currently have adequate cash balances and generate a sufficient amount of cash flow from operations to meet our short-term working capital requirements.  We expect to generate sufficient cash flows from operations to sustain our working capital requirements in the foreseeable future. In the event that our working capital is not adequate to fund our short-term liquidity needs, we could borrow against our revolving line of credit to meet such requirements. At June 30, 2013, we had $7,000,000 available under our Facility pursuant to the borrowing base, available to fund our short-term liquidity needs. For additional information, see Note 7 to our consolidated financial statements.

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

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of June 30, 2013, the cash reserve was $1,738,435.

Cash Flows

Operating Activities

Cash provided by operating activities decreased $5,045,824, from $20,005,275 in the 2012 Period to $14,959,451  in the 2013 Period.  The decrease was primarily due to (i) the decrease in the collection of rentals from operating leases and finance leases as a result of the decrease in leased equipment at cost and net investment in finance leases and (ii) the decrease in interest income due to the paydown of notes receivable.

Investing Activities

Cash flows from investing activities decreased $11,590,741, from a source of cash of $2,248,944 in the 2012 Period to a use of cash of $9,341,797  in the 2013 Period. The decrease was due to the decrease in principal received on notes receivable due to several notes having been fully satisfied during the year ended December 31, 2012 and our investment in a new joint venture during the 2013 Period, partially offset by the year-over-year decrease in investment in notes receivable.

Financing Activities

Cash used in financing activities decreased $3,711,600, from $28,285,915 in the 2012 Period to $24,574,315 in the 2013 Period. The decrease was primarily due to the decreases in distributions and an increase in proceeds received from our revolving line of credit, partially offset by a decrease in repayments of non-recourse long-term debt.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at June 30, 2013 of $82,186,159. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender.  If the lessee were to default on the underlying lease resulting in our defaulting on the non-recourse long-term  debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.

Distributions

We, at our Manager’s discretion, pay monthly distributions to each of our additional members beginning with the first month after each such member’s admission and expect to continue to pay such distributions until the end of our operating period. We paid distributions of $134,609, $13,326,713, and $1,698,163 to our Manager, additional members and noncontrolling interests, respectively, during the 2013 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2013, we had non-recourse debt obligations. The lender has a security interest in the majority of the equipment collateralizing each non-recourse long-term debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee.  In other cases, we receive the rental payments and pay the lender. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At June 30, 2013, our outstanding non-recourse long-term indebtedness was $82,186,159. We are a party to the Facility and had $3,000,000 outstanding under the Facility at June 30, 2013. Subsequent to June 30, 2013, we repaid $3,000,000.

In connection with certain investments, we are required to maintain restricted cash balances with certain banks.  Our restricted cash of $1,625,000 and $2,425,000 are presented within other non-current assets in our consolidated balance sheets at June 30, 2013 and December 31, 2012, respectively.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2013, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Manager consented to our repurchase of 94 Shares during the 2013 Quarter. The repurchase amounts are calculated according to a specified formula pursuant to our limited liability company agreement. Repurchased Shares have no voting rights and do not share in distributions with other members. Our limited liability company agreement limits the number of Shares that can be repurchased in any one year and repurchased Shares may not be reissued. The following table details our Share repurchases for the three months ended June 30, 2013:

	Total Number of	Average Price Paid
Period	Shares Repurchased	Per Share
April 1, 2013 through April 30, 2013	94	$338.47
May 1, 2013 through May 31, 2013	-	$
June 1, 2013 through June 30, 2013	-	$-
Total	94

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

August 12, 2013

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)