Form 10-Q
period 2013-09-30
ICON LEASING FUND TWELVE, LLC
filed 2013-11-08
CIK 1377848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2013

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53189

ICON Leasing Fund Twelve, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5651009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

Number of outstanding shares of limited liability company interests of the registrant on November 4, 2013 is 348,335.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,151,781	$30,980,776
Current portion of net investment in notes receivable	4,606,633	3,504,935
Current portion of net investment in finance leases	11,987,065	23,051,283
Other current assets	853,518	1,283,542
Total current assets	31,598,997	58,820,536
Non-current assets:
Net investment in notes receivable, less current portion	36,855,714	23,912,048
Net investment in finance leases, less current portion	93,084,244	123,879,170
Leased equipment at cost (less accumulated depreciation of
$86,094,029 and $111,464,733, respectively)	85,344,923	141,269,561
Investment in joint ventures	26,871,407	14,286,846
Other non-current assets	2,141,427	3,618,861
Total non-current assets	244,297,715	306,966,486
Total assets	$275,896,712	$365,787,022
Liabilities and Equity
Current liabilities:
Current portion of non-recourse long-term debt	$53,712,795	$62,260,590
Revolving line of credit, recourse	7,500,000	-
Derivative financial instruments	1,220,015	3,267,800
Deferred revenue	2,116,241	3,771,239
Due to Manager and affiliates, net	52,171	278,630
Accrued expenses and other current liabilities	4,618,250	3,345,031
Total current liabilities	69,219,472	72,923,290
Non-current liabilities:
Non-recourse long-term debt, less current portion	5,419,351	61,081,250
Seller's credit	43,811,912	55,453,973
Total non-current liabilities	49,231,263	116,535,223
Total liabilities	118,450,735	189,458,513
Commitments and contingencies (Note 12)
Equity:
Members’ equity:
Additional members	144,242,703	164,205,604
Manager	(1,654,307)	(1,452,987)
Accumulated other comprehensive loss	(958,335)	(4,213,086)
Total members’ equity	141,630,061	158,539,531
Noncontrolling interests	15,815,916	17,788,978
Total equity	157,445,977	176,328,509
Total liabilities and equity	$275,896,712	$365,787,022

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue and other income:
Finance income	$4,347,261	$4,855,187	$13,254,156	$15,235,026
Rental income	7,785,064	10,990,101	27,516,424	33,654,422
Income from investment in joint ventures	327,220	318,981	2,130,332	891,048
Gain on lease termination	2,905,625	-	5,793,000	-
(Loss) gain on sale of assets, net	(2,748,240)	786,109	(5,438,528)	1,075,778
Litigation settlement	-	-	-	418,900
Total revenue and other income	12,616,930	16,950,378	43,255,384	51,275,174
Expenses:
Management fees	787,953	1,039,780	2,658,679	3,332,873
Administrative expense reimbursements	493,657	523,530	1,402,269	1,998,170
General and administrative	504,846	520,300	2,296,447	2,207,752
Interest	2,008,923	3,031,081	7,019,496	9,486,865
Depreciation	7,119,922	10,119,431	26,210,470	30,770,393
Credit loss, net	-	5,411,484	-	5,066,484
Impairment loss	-	-	1,770,529	-
Loss on disposition of asset of foreign investment	1,447,361	-	1,447,361	-
Loss (gain) on derivative financial instruments	184,902	(12,403)	203,445	(2,732,481)
Total expenses	12,547,564	20,633,203	43,008,696	50,130,056
Net income (loss)	69,366	(3,682,825)	246,688	1,145,118
Less: net income attributable to noncontrolling interests	81,783	2,191	540,385	1,062,755
Net (loss) income attributable to Fund Twelve	(12,417)	(3,685,016)	(293,697)	82,363

Other comprehensive income:
Change in fair value of derivative financial instruments	596,722	461,765	1,851,440	1,499,333
Currency translation adjustments during the period	31,185	42,118	8,003	(12,551)
Currency translation adjustment reclassified to net income	1,447,361	-	1,447,361	-
Total other comprehensive income	2,075,268	503,883	3,306,804	1,486,782
Comprehensive income (loss)	2,144,634	(3,178,942)	3,553,492	2,631,900
Less: comprehensive income attributable to noncontrolling interests	95,001	23,036	592,438	1,130,332
Comprehensive income (loss) attributable to Fund Twelve	$2,049,633	$(3,201,978)	$2,961,054	$1,501,568

Net (loss) income attributable to Fund Twelve allocable to:
Additional members	$(12,293)	$(3,648,166)	$(290,760)	$81,539
Manager	(124)	(36,850)	(2,937)	824
	$(12,417)	$(3,685,016)	$(293,697)	$82,363

Weighted average number of additional shares of
limited liability company interests outstanding	348,335	348,507	348,370	348,580

Net (loss) income attributable to Fund Twelve per weighted average
additional share of limited liability company interests outstanding	$(0.04)	$(10.47)	$(0.83)	$0.23

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional
	Shares of			Accumulated
	Limited Liability			Other	Total
	Company	Additional		Comprehensive	Members'	Noncontrolling	Total
	Interests	Members	Manager	Loss	Equity	Interests	Equity
Balance, December 31, 2012	348,429	$164,205,604	$(1,452,987)	$(4,213,086)	$158,539,531	$17,788,978	$176,328,509
Net (loss) income	-	(1,025,892)	(10,363)	-	(1,036,255)	150,268	(885,987)
Change in fair value of derivative financial instruments	-	-	-	597,066	597,066	21,664	618,730
Currency translation adjustments	-	-	-	(45,748)	(45,748)	-	(45,748)
Cash distributions	-	(7,012,531)	(70,830)	-	(7,083,361)	(858,291)	(7,941,652)
Balance, March 31, 2013 (unaudited)	348,429	156,167,181	(1,534,180)	(3,661,768)	150,971,233	17,102,619	168,073,852
Net income	-	747,425	7,550	-	754,975	308,334	1,063,309
Change in fair value of derivative financial instruments	-	-	-	618,817	618,817	17,171	635,988
Currency translation adjustments	-	-	-	22,566	22,566	-	22,566
Cash distributions	-	(6,314,182)	(63,779)	-	(6,377,961)	(839,872)	(7,217,833)
Repurchase of shares of limited liability company interests	(94)	(31,816)	-	-	(31,816)	-	(31,816)
Balance, June 30, 2013 (unaudited)	348,335	150,568,608	(1,590,409)	(3,020,385)	145,957,814	16,588,252	162,546,066
Net (loss) income	-	(12,293)	(124)	-	(12,417)	81,783	69,366
Change in fair value of derivative financial instruments	-	-	-	583,504	583,504	13,218	596,722
Disposition of asset of foreign investment	-	-	-	1,447,361	1,447,361	-	1,447,361
Currency translation adjustments	-	-	-	31,185	31,185	-	31,185
Cash distributions	-	(6,313,612)	(63,774)	-	(6,377,386)	(867,337)	(7,244,723)
Balance, September 30, 2013 (unaudited)	348,335	$144,242,703	$(1,654,307)	$(958,335)	$141,630,061	$15,815,916	$157,445,977

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$246,688	$1,145,118
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income	(9,955,061)	(10,160,306)
Rental income paid directly to lenders by lessees	(19,545,766)	(21,969,861)
Income from investment in joint ventures	(2,130,332)	(891,048)
Depreciation	26,210,470	30,770,393
Interest expense on non-recourse financing paid directly to lenders by lessees	1,490,391	2,539,487
Interest expense from amortization of debt financing costs	592,986	680,137
Net accretion of seller's credit and other	1,103,461	1,803,195
Impairment loss	1,770,529	-
Credit loss, net	-	5,066,484
Gain on lease termination	(2,887,375)	-
Loss (gain) on sale of assets, net	5,438,528	(1,075,778)
Loss (gain) on derivative financial instruments	203,445	(2,732,481)
Loss on disposition of assets of foreign investment	1,447,361	-
Changes in operating assets and liabilities:
Collection of finance leases	22,366,193	24,188,491
Other assets	1,335,915	1,057,929
Accrued expenses and other current liabilities	(1,755,409)	(1,110,807)
Deferred revenue	(540,522)	(672,957)
Due to Manager and affiliates, net	(226,459)	40,253
Distributions from joint ventures	42,852	729,748
Net cash provided by operating activities	25,207,895	29,407,997
Cash flows from investing activities:
Proceeds from sale of leased equipment	28,234,694	13,377,666
Investment in joint ventures	(11,590,772)	(137,500)
Distributions received from joint ventures in excess of profits	1,093,691	567,366
Investment in notes receivable	(18,084,045)	(21,393,788)
Principal received on notes receivable	3,826,134	18,670,133
Net cash provided by investing activities	3,479,702	11,083,877
Cash flows from financing activities:
Proceeds from revolving line of credit, recourse	10,500,000	1,200,000
Repayment of revolving line of credit, recourse	(3,000,000)	(1,200,000)
Repayment of non-recourse long-term debt	(30,580,680)	(12,953,659)
Repurchase of shares of limited liability company interests	(31,816)	(128,692)
Distributions to noncontrolling interests	(2,565,500)	(3,463,493)
Cash distributions to members	(19,838,708)	(25,483,465)
Net cash used in financing activities	(45,516,704)	(42,029,309)
Effects of exchange rates on cash and cash equivalents	112	9,545
Net decrease in cash and cash equivalents	(16,828,995)	(1,527,890)
Cash and cash equivalents, beginning of period	30,980,776	26,317,435
Cash and cash equivalents, end of period	$14,151,781	$24,789,545

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,503,454	$4,582,801

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on non-recourse long-term debt paid directly to lenders by lessees	$30,561,268	$23,587,735
Reclassification of net assets from leased equipment at cost to net investment in
finance lease	$9,376,510	$-
Principal on non-recourse long-term debt paid directly to lenders by buyers of equipment	$4,481,600	$-

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2013

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

Certain reclassifications have been made to the accompanying financial statements in prior periods to conform to the current presentation.

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

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

(2)  Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

	September 30,	December 31,
	2013	2012
Principal outstanding	$40,186,635	$26,396,228
Initial direct costs	1,903,602	1,386,741
Deferred fees	(627,890)	(365,986)
Net investment in notes receivable	41,462,347	27,416,983
Less: current portion of net investment in notes receivable	4,606,633	3,504,935
Net investment in notes receivable, less current portion	$36,855,714	$23,912,048

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

On April 5, 2013, the LLC made a secured term loan in the amount of $3,870,000 to Lubricating Specialties Company (“LSC”).  The loan bears interest at 13.5% per year and matures on August 1, 2018.  The loan is secured by, among other things, a second priority security interest in LSC’s liquid storage tanks, blending lines, packaging equipment, accounts receivable and inventory.

On September 3, 2013, EMS Enterprise Holdings, LLC, EMS Holdings II, LLC, EMS Engineered Materials Solutions, LLC, EMS CUP, LLC and EMS EUROPE, LLC (collectively, “EMS”) satisfied its obligation in connection with a term loan scheduled to mature on September 1, 2014 by making a prepayment of approximately $1,423,000 to the LLC, comprised of all outstanding principal, accrued and unpaid interest, and prepayment fees of $72,500. As a result, the LLC recognized additional finance income of approximately $72,000.

On September 16, 2013, the LLC made a secured term loan in the amount of $11,000,000 to Cenveo Corporation (“Cenveo”). The loan bears interest at the London Interbank Offered Rate (“LIBOR”) plus 11.0% per year and is for a period of 60 months. The loan is secured by a first priority security interest in specific equipment used to produce, print, fold, and package printed commercial envelopes. Subsequent to September 30, 2013, the LLC borrowed $7,150,000 of non-recourse long-term debt secured by the LLC’s interest in the secured term loan to, and collateral from, Cenveo.

(3) Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	September 30,	December 31,
	2013	2012
Minimum rents receivable	$117,676,929	$172,363,894
Estimated residual values	14,241,551	18,054,383
Initial direct costs	2,305,114	3,537,594
Unearned income	(29,152,285)	(47,025,418)
Net investment in finance leases	105,071,309	146,930,453
Less: current portion of net investment in finance leases	11,987,065	23,051,283
Net investment in finance leases, less current portion	$93,084,244	$123,879,170

On March 11, 2013, the LLC amended the lease with Magnum Coal Company, LLC (“Magnum”).  According to the terms of the amended lease, Magnum will make six semi-annual lease payments totaling approximately $9,500,000.  Upon the LLC’s

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

receipt of the final payment, which is due on August 1, 2015, title to the underlying equipment will be transferred to Magnum.  The terms of the amendment resulted in the reclassification of the lease from an operating lease to a finance lease.

On May 16, 2013, Leighton Offshore Pte. Ltd. (“Leighton”) provided notice to the LLC that it was exercising its purchase options on the Leighton Mynx, the Leighton Faulkner, the Leighton Eclipse and the Leighton Stealth (collectively, the “Leighton Vessels”). On August 23, 2013, Leighton, in accordance with the terms of a bareboat charter scheduled to expire on June 25, 2017, exercised its option to purchase the Leighton Mynx from the LLC for $25,832,445, including payment of swap-related expenses of $254,719. In addition, Leighton paid all break costs and legal fees incurred by the LLC with respect to the sale of the Leighton Mynx. As a result of the termination of the lease and the sale of the vessel, the LLC recognized additional finance income of approximately $562,000. A portion of the proceeds from the sale of the Leighton Mynx were used to repay Leighton seller’s credits of $7,335,000 related to the LLC’s original purchase of the barge as well as to satisfy third-party non-recourse debts related to the barge. The remaining Leighton Vessels are currently subject to bareboat charters. The purchase option price of each barge is the higher of a fixed purchase option price and the fair market value. The aggregate fixed purchase option price for the three remaining barges is $106,350,000 and their fair market values are in the process of being determined.

On May 30, 2013, ICON Atlas, LLC (“ICON Atlas”), a joint venture owned 49.54% by the LLC, 40.53% by ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), an entity also managed by the Manager, and 9.93% by Hardwood Partners, LLC (“Hardwood”), in accordance with the terms of a lease, sold eight gas compressors to Atlas Pipeline Mid-Continent, LLC (“Atlas”) for $7,500,000. As a result, the LLC recognized a gain on sale of approximately $384,000.

On July 2, 2013, Lily Shipping Ltd. (“Lily Shipping”), in accordance with the terms of a bareboat charter scheduled to expire on October 29, 2014, exercised its option to purchase the product tanker, the Ocean Princess, from the LLC for $5,790,000. In addition, the LLC collected the charter hire of $553,500 for the period July 1, 2013 through November 1, 2013. As a result of the termination of the lease and the sale of the product tanker, the LLC recognized additional finance income of approximately $116,000. A portion of the proceeds from the sale of the vessel were used to repay Lily Shipping a seller’s credit of approximately $4,300,000 related to the LLC’s original purchase of the vessel.

On July 8, 2013, Sealynx Automotive Transieres (“Sealynx”) satisfied the terms of its finance lease by making a final payment of approximately €1,190,000 (US$1,528,000) to the LLC, at which time, the LLC transferred title to the equipment subject to the finance lease to Sealynx.

(4) Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	September 30,	December 31,
	2013	2012
Marine - crude oil tanker	$64,363,432	$132,824,143
Offshore oil field services equipment	54,383,809	54,383,809
Marine - container vessels	52,691,711	52,691,711
Coal drag line	-	12,834,631
Leased equipment at cost	171,438,952	252,734,294
Less: accumulated depreciation	86,094,029	111,464,733
Leased equipment at cost, less accumulated depreciation	$85,344,923	$141,269,561

Subsequent to December 31, 2012, several potential counterparties with whom the Manager was discussing re-leasing opportunities for the Eagle Carina, the Eagle Corona, the Eagle Auriga and the Eagle Centaurus (collectively, the “Eagle Vessels”) terminated negotiations, which was an indicator that the Eagle Vessels’ carrying value may be impaired.  The LLC updated the estimates of the forecasted future cash flows and performed impairment testing. As a result, the LLC recognized an

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

impairment loss of approximately $1,800,000 during the quarter ended March 31, 2013. Projected future scrap rates were a critical component of these analyses.

On May 22, 2013, AET Inc. Limited (“AET”) and the LLC entered into a termination agreement whereby AET returned the Eagle Centaurus to the LLC prior to the scheduled charter termination date of November 13, 2013. As part of the termination, AET paid an early termination fee of $1,400,000 and the balance of the charter hire through the end of the original charter term of approximately $1,487,000. On June 5, 2013, the Eagle Centaurus was sold to a third party for approximately $6,689,000. The LLC recognized a net gain of approximately $197,000 from the transactions, comprised of a gain on lease termination of approximately $2,887,000 and a loss on sale of assets of approximately $2,690,000.

On August 6, 2013, AET and the LLC entered into a termination agreement whereby AET returned the Eagle Auriga to the LLC prior to the scheduled charter termination date of November 14, 2013. As part of the termination, AET paid an early termination fee of $1,400,000 and the balance of the charter hire through the end of the original charter term of approximately $1,505,000. On August 15, 2013, the Eagle Auriga was sold to a third party for approximately $5,579,000. The LLC recognized a net gain of approximately $157,000 from the transactions, comprised of a gain on lease termination of approximately $2,905,000 and a loss on sale of assets of approximately $2,748,000.

On March 11, 2013, the LLC amended the lease with Magnum, which resulted in the reclassification of the lease from an operating lease to a finance lease.

On July 31, 2013 and August 30, 2013, upon the expiration of the respective leases, Broadview Networks, Inc. (“Broadview”) purchased telecommunications equipment subject to the leases from the LLC for $90,259 and $92,008, respectively. No gain or loss was recorded as a result of these transactions.

Depreciation expense was $7,119,922 and $10,119,431 for the three months ended September 30, 2013 and 2012, respectively. Depreciation expense was $26,210,470 and $30,770,393 for the nine months ended September 30, 2013 and 2012, respectively.

(5) Investment in Joint Ventures

On March 29, 2011, the LLC and Fund Fourteen entered into a joint venture for the purpose of acquiring two aframax product tankers and two very large crude carriers and leasing them to AET.

The results of operations of the joint venture are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$6,677,380	$6,418,430	$22,820,044	$19,255,290
Net income	$868,851	$76,779	$5,315,373	$64,124
LLC’s share of net income (loss)	$211,807	$13,788	$1,301,285	$(188)

On December 22, 2011, the LLC and Fund Fourteen entered into a joint venture for the purpose of making a subordinated term loan to Jurong Aromatics Corporation Pte. Ltd. (“JAC”).

The results of operations of the joint venture are summarized below:

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$768,211	$668,144	$2,186,566	$1,892,988
Net income	$758,891	$658,827	$2,156,103	$1,876,895
LLC’s share of net income	$183,632	$159,410	$521,690	$454,284

   On May 15, 2013, a joint venture owned 21% by the LLC, 39% by ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and 40% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), each an entity also managed by the Manager, purchased a portion of the subordinated credit facility for JAC from Standard Chartered Bank (“Standard Chartered”). The aggregate purchase price for the joint venture’s portion of the subordinated credit facility was $28,462,500. The subordinated credit facility bears interest at rates ranging between 12.5% and 15.0% per year and matures in January 2021. The subordinated credit facility is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex. The LLC’s contribution to the joint venture was approximately $6,456,000.

   The results of operations of the joint venture are summarized below:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2013	2013
Revenue	$895,272	$1,335,011
Net income	$887,864	$1,321,616
LLC’s share of net income	$177,710	$264,504

On September 12, 2013, the LLC, through a joint venture owned 33% by the LLC and 67% by Fund Eleven, purchased mining equipment for $15,107,000. The equipment is subject to a 24 month lease with Murray Energy Corporation and certain of its affiliates (collectively, “Murray”), which expires on September 30, 2015. The LLC’s contribution to the joint venture was approximately $5,135,000.

(6) Non-Recourse Long-Term Debt

As of September 30, 2013 and December 31, 2012, the LLC had non-recourse long-term debt obligations of $59,132,146 and $123,341,840, respectively, with maturity dates ranging from November 14, 2013 to January 31, 2015, and interest rates ranging from 3.85% to 7.96% per year, fixed after giving effect to the LLC’s interest rate swap agreements.

On May 30, 2013, simultaneously with its sale of eight gas compressors to Atlas, ICON Atlas prepaid and satisfied its non-recourse debt obligation with Wells Fargo Equipment Finance, Inc. (“Wells Fargo”), secured by the gas compressors, for $7,500,000. As a result, the LLC recognized a loss on extinguishment of debt of approximately $86,000, which is included in interest expense on the consolidated statements of comprehensive income (loss).

On June 3, 2013, the proceeds from the sale of the Eagle Centaurus were used to satisfy the debt obligation of approximately $9,732,000 that was related to the Eagle Centaurus and the Eagle Auriga.

On June 24, 2013, the LLC satisfied its non-recourse debt obligation with Nordea Bank Finland, PLC (“Nordea”) by making a payment of approximately $1,660,000. The debt obligation was associated with the product tanker subject to the charter with Lily Shipping which was sold on July 2, 2013.

On August 23, 2013, simultaneously with its sale of the Leighton Mynx to Leighton, the LLC satisfied its non-recourse debt obligations associated with the barge with Standard Chartered by making a payment of approximately $13,291,000.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

At September 30, 2013, the LLC was in compliance with all covenants related to its non-recourse long-term debt.

(7) Revolving Line of Credit, Recourse

On May 10, 2011, the LLC entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of up to $10,000,000 (the “Facility”), which is secured by all of the LLC’s assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of future receivables under certain loans and lease agreements in which the LLC has a beneficial interest.  At September 30, 2013, the LLC had $2,398,274 available under the Facility pursuant to the borrowing base.

The Facility has been extended through March 31, 2015. The interest rate for general advances under the Facility is CB&T’s prime rate.  The LLC may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year.  In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year.  In addition, the LLC is obligated to pay an annualized 0.50% fee on unused commitments under the Facility. At September 30, 2013, the LLC had $7,500,000 outstanding under the Facility. Subsequent to September 30, 2013, the LLC repaid the $7,500,000.

At September 30, 2013, the LLC was in compliance with all covenants related to the Facility.

(8) Transactions with Related Parties

The LLC paid distributions to the Manager of $63,774 and $198,383 for the three and nine months ended September 30, 2013, respectively. The LLC paid distributions to the Manager of $84,930 and $254,839 for the three and nine months ended September 30, 2012, respectively. Additionally, the Manager’s interest in the net loss attributable to the LLC was $124 and $2,937 for the three and nine months ended September 30, 2013, respectively. The Manager’s interest in the net (loss) income attributable to the LLC was $(36,850) and $824 for the three and nine months ended September 30, 2012, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended		Nine Months Ended
			September 30,		September 30,
Entity	Capacity	Description	2013	2012	2013	2012
ICON Capital, LLC	Manager	Acquisition fees(1)	$630,085	$281,780	$1,525,062	$1,246,115
ICON Capital, LLC	Manager	Management fees (2)	787,953	1,039,780	2,658,679	3,332,873
ICON Capital, LLC	Manager	Administrative expense
		reimbursements(2)	493,657	523,530	1,402,269	1,998,170
			$1,911,695	$1,845,090	$5,586,010	$6,577,158

(1)		Amount capitalized and amortized to operations.
(2)		Amount charged directly to operations.

At September 30, 2013 and December 31, 2012, the LLC had a net payable due to the Manager and its affiliates of $52,171 and $278,630, respectively, related to management fees and administrative expense reimbursements.

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

September 30, 2013

(unaudited)

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

Interest Rate Risk

The LLC’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its variable long-term debt. The LLC’s strategy to accomplish these objectives is to match the projected future cash flows with the underlying debt service. Interest rate swaps designated as cash flow hedges involve the receipt of floating-rate interest payments from a counterparty in exchange for the LLC  making fixed-rate interest payments over the life of the agreements without exchange of the underlying notional amount.

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

As of September 30, 2013 and December 31, 2012, the LLC had only warrants in an asset position that were not material to the consolidated financial statements; therefore, the LLC considers the counterparty risk to be remote.

As of September 30, 2013 and December 31, 2012, the fair value of the derivatives in a liability position was $1,220,015 and $3,267,800, respectively.  Derivative contracts may contain credit risk-related contingent features that can trigger a termination event, such as maintaining specified financial ratios.  In the event that the LLC would be required to settle its obligations under the derivative contracts as of September 30, 2013 and December 31, 2012, the termination value would be $1,241,642 and $3,355,975, respectively.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Non-designated Derivatives

As of December 31, 2012, the LLC had two interest rate swaps, one with Standard Chartered and one with Nordea, that were not designated and not qualifying as cash flow hedges with an aggregate notional amount of $10,329,032.  On June 13, 2013, the LLC terminated an interest rate swap with Nordea by making a payment of approximately $25,000.   As of September 30, 2013, the LLC had one interest rate swap with Standard Chartered that is not designated and not qualifying as a cash flow hedge with a notional amount of $6,967,742.  These interest rate swaps are not speculative and are used to meet the LLC’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements.

Additionally, the LLC  holds warrants that are held for purposes other than hedging. All changes in the fair value of the interest rate swaps not designated as hedges and the warrants are recorded directly in earnings.

The LLC’s derivative financial instruments not designated as hedging instruments generated a gain on derivative financial instruments on the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2013 of $30,977 and $153,347, respectively. The LLC’s derivative financial instruments not designated as hedging instruments generated a gain on derivative financial instruments on the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2012 of $20,481 and $2,758,657, respectively. The gain recorded for the three months ended September 30, 2013 was comprised of a gain of $35,374 relating to interest rate swap contracts and a loss of $4,397 relating to warrants. The gain recorded for the nine months ended September 30, 2013 was comprised of gains of $142,044 relating to interest rate swap contracts and $11,303 relating to warrants. The gain recorded for the three months ended September 30, 2012 was comprised of gains of $20,481 relating to interest rate swap contracts and $0 relating to warrants. The gain recorded for the nine months ended September 30, 2012 was comprised of gains of $76,657 relating to interest rate swap contracts and $2,682,000 relating to warrants. These amounts were recorded as a component of loss (gain) on derivative financial instruments on the consolidated statements of comprehensive income (loss).

Designated Derivatives

As of December 31, 2012, the LLC had 11 floating-to-fixed interest rate swaps, five with Standard Chartered and six with BNP Paribas, that were designated and qualifying as cash flow hedges with an aggregate notional amount of $101,547,181. On May 9, 2013, the LLC terminated two interest rate swaps with BNP Paribas by making a payment of approximately $208,000 and the LLC recorded a loss on the termination of approximately $129,000. On August 23, 2013, simultaneously with the sale of the Leighton Mynx to Leighton, the LLC terminated the associated three interest rate swaps with Standard Chartered by making a payment of approximately $255,000 and recorded a loss on the termination of approximately $211,000. The losses on terminations are recorded as a component of loss (gain) on derivative financial instruments on the consolidated statements of comprehensive income (loss). As of September 30, 2013, the LLC had six floating-to-fixed interest rate swaps, two with Standard Chartered and four with BNP Paribas, that are designated and qualifying as cash flow hedges with an aggregate notional amount of $52,255,835. These interest rate swaps have maturity dates ranging from November 14, 2013 to September 30, 2014. Subsequent to September 30, 2013, the LLC terminated two interest rate swaps with BNP Paribas by making a total payment of approximately $32,000.

For these derivatives, the LLC  records the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the consolidated statements of comprehensive income (loss) as the impact of the hedged transaction. During the three and nine months ended September 30, 2013, the LLC  recorded $5,103 and $17,387, respectively, of hedge ineffectiveness in earnings, which is included in loss (gain) on derivative financial instruments. During the three and nine months ended September 30, 2012, the LLC  recorded $8,078 and $26,176, respectively, of hedge ineffectiveness in earnings, which is included in loss (gain) on derivative financial instruments. At September 30, 2013 and December 31, 2012, the total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was approximately $958,000 and $2,758,000, respectively.

During the twelve months ending September 30, 2014, the LLC estimates that approximately $917,000 will be reclassified from AOCI to interest expense.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheets as of September 30, 2013 and December 31, 2012:

	Asset Derivatives			Liability Derivatives
	Balance	September 30,	December 31,	Balance	September 30,	December 31,
	Sheet	2013	2012	Sheet	2013	2012
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:				Derivative financial
Interest rate swaps		$-	$-	instruments	$1,006,716	$2,887,635
Derivatives not designated as hedging instruments:				Derivative financial
Interest rate swaps		$-	$-	instruments	$213,299	$380,165
Warrants	Other non-current assets	$64,459	$53,156		$-	$-

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012:

					Location of	Amount of
					Gain (Loss)	Gain (Loss)
					Recognized in	Recognized in
					Income on	Income on
		Amount of	Location of	Amount of	Derivatives	Derivatives
		Gain (Loss)	Gain (Loss)	Gain (Loss)	(Ineffective	(Ineffective
		Recognized in	Reclassified	Reclassified	Portion and	Portion and
	Derivatives	AOCI on	from AOCI into	from AOCI into	Amounts	Amounts
	Designated as	Derivatives	Income	Income	Excluded from	Excluded from
	Hedging	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
Period	Instruments	Portion)	Portion)	Portion)	Testing)	Testing)
Loss (gain)
Three Months					on derivative
Ended	Interest rate		Interest		financial
September 30, 2013	swaps	$(53,414)	expense	$(636,918)	instruments	$(5,103)

Loss (gain)
Nine Months					on derivative
Ended	Interest rate		Interest		financial
September 30, 2013	swaps	$(117,188)	expense	$(1,916,575)	instruments	$(17,387)

Loss (gain)
Three Months					on derivative
Ended	Interest rate		Interest		financial
September 30, 2012	swaps	$(280,556)	expense	$(721,476)	instruments	$(8,078)

Loss (gain)
Nine Months					on derivative
Ended	Interest rate		Interest		financial
September 30, 2012	swaps	$(858,899)	expense	$(2,290,655)	instruments	$(26,176)

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

(10) Accumulated Other Comprehensive Loss

As of September 30, 2013, AOCI of $958,335 is related to accumulated unrealized losses on derivative financial instruments. As of December 31, 2012, AOCI of $4,213,086 includes accumulated unrealized losses on derivative financial instruments and accumulated unrealized losses on currency translation adjustments of approximately $2,758,000 and $1,455,000, respectively.

During the three months ended September 30, 2013, the LLC reclassified approximately $1,447,000 of accumulated loss on currency translation adjustments out of AOCI and into loss on disposition of asset of foreign investment within the consolidated statements of comprehensive income (loss).

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

The following table summarizes the valuation of the LLC’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Warrants	$-	$-	$64,459	$64,459
Liabilities:
Derivative financial instruments	$-	$1,220,015	$-	$1,220,015

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

September 30, 2013

(unaudited)

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

As of January 1, 2013, the LLC made two significant, but related, changes to its derivatives valuation methodology: (1) changing from LIBOR-based discount factors to OIS-based discount factors; and (2) changing from a traditional LIBOR swap curve to a dual-curve including both the LIBOR swap curve and the OIS curve.  The LLC made the changes to better align its inputs, assumptions, and pricing methodologies with those used in its principal market by most dealers and major market participants.  The change in valuation methodology is applied prospectively as a change in accounting estimate and is not material to the LLC’s consolidated financial statements.

Warrants

As of September 30, 2013 and December 31, 2012, the LLC’s warrants were valued using the Black-Scholes-Merton pricing model based on observable and unobservable inputs that are significant to the fair value measurement and are classified within Level 3. Unobservable inputs used in the Black-Scholes-Merton pricing model include, but are not limited to, the expected stock price volatility and the expected period until the warrants are exercised. In addition, one of the significant inputs used in the fair value measurement of the LLC’s warrants at September 30, 2013 was the observable closing price of the company’s stock on the date of measurement as opposed to the use of an enterprise value to earnings before interest, taxes, depreciation and amortization multiple of 3.01x at December 31, 2012. The change in the input from December 31, 2012 was due to the company that issued the warrants completing its listing on a public exchange during the second quarter of 2013. Increases or decreases of these inputs would result in a higher or lower fair value measurement.

The fair value of the warrants was recorded in other non-current assets within the consolidated balance sheets. The unrealized gain on the change in fair value of the warrants was recorded in loss (gain) on derivative financial instruments on the consolidated statements of comprehensive income (loss).

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The LLC is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements.  The LLC’s non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  To determine the fair value when impairment indicators exist, the LLC utilizes different valuation approaches based on transaction-specific facts and circumstances to determine fair value, including discounted cash flow models and the use of comparable transactions.  At March 31, 2013, the LLC identified an impairment indicator and measured certain non-financial assets for impairment purposes. The estimated fair value of the LLC’s non-financial assets at March 31, 2013 was based on inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3.  The significant unobservable inputs included discount rates ranging between 8% and 10% per year for fair value measurements of the LLC’s leased equipment at cost at March 31, 2013. The LLC had no such impairment for the quarters ended June 30, 2013 and September 30, 2013.

The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis, of which the fair value information presented is not current but rather as of the date the impairment was recorded, and the carrying value of the asset as of September 30, 2013:

					Impairment Loss
	Carrying Value at	Fair Value at Impairment Date			for the Nine Months Ended
	September 30, 2013	Level 1	Level 2	Level 3	September 30, 2013
Leased equipment at cost *	$15,231,592	$-	$-	$46,744,911	$1,770,529

* Fair value at impairment date includes the fair value of the Eagle Vessels while the carrying value at September 30, 2013 excludes the value for the Eagle Centaurus and the Eagle Auriga as they were sold subsequent to the impairment.

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

The estimated fair value of the LLC’s fixed-rate notes receivable and seller’s credit was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. Principal outstanding on fixed-rate notes receivable was discounted at rates ranging between 12% and 15.25% per year. Principal outstanding on seller’s credit was discounted at a rate of 5.25% per year.

	September 30, 2013
	Carrying	Fair Value
	Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$40,186,635	$40,363,968

Seller's credit	$47,833,912	$46,801,964

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2013

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

In connection with certain investments, the LLC  is required to maintain restricted cash balances with certain banks.  Restricted cash of approximately $1,491,000 and $2,425,000 is presented within other non-current assets in the LLC’s consolidated balance sheets at September 30, 2013 and December 31, 2012, respectively.

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

Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 6, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against ICON EAR that granted dismissal of ICON EAR’s claims to the proceeds resulting from the sale of certain EAR equipment. ICON EAR appealed this decision. On September 16, 2013, the lower court’s ruling was affirmed by the Illinois Appellate Court. On October 21, 2013, ICON EAR filed a Petition for Leave to Appeal with the Supreme Court of Illinois appealing the decision of the Illinois Appellate Court. At this time, the LLC  is unable to predict the outcome of this action.

(13) Subsequent Events

On October 7, 2013, the LLC, through a joint venture owned 45% by the LLC and 55% by Fund Eleven, upon the expiration of the lease with Pliant, sold plastic processing and printing equipment for $7,000,000.

On October 31, 2013, the LLC borrowed $7,150,000 of non-recourse long-term debt secured by the LLC’s interest in the secured term loan to, and collateral from, Cenveo. The loan matures on October 1, 2018 and bears interest at LIBOR plus 6.5% per year.

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

•         On July 31, 2013 and August 30, 2013, upon the expiration of the respective leases, Broadview purchased telecommunications equipment subject to the leases from us for $90,259 and $92,008, respectively. No gain or loss was recorded as a result of these transactions.

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

Marine Vessels

•         Subsequent to December 31, 2012, several potential counterparties with whom our Manager was discussing re-leasing opportunities for the Eagle Vessels terminated negotiations, which was an indicator that the Eagle Vessels’ carrying value may be impaired. We updated the estimates of the forecasted future cash flows and performed impairment testing. As a result, we recognized an impairment loss of approximately $1,800,000 for the three months ended March 31, 2013. Projected future scrap rates were a critical component of these analyses.

On May 22, 2013, we entered into a termination agreement with AET whereby AET returned the Eagle Centaurus to us prior to the scheduled charter termination date of November 13, 2013. As part of the termination, AET paid an early termination fee of $1,400,000 and the balance of the charter hire through the end of the original charter term of approximately $1,487,000. On June 5, 2013, the Eagle Centaurus was sold to a third party for approximately $6,689,000. We recognized a net gain of approximately $197,000 from the transactions, comprised of a gain on lease termination of approximately $2,887,000 and a loss on sale of assets of approximately $2,690,000.  Simultaneously with the sale, we used the proceeds from the sale of the Eagle Centaurus to satisfy the remaining third-party debt obligations of approximately $9,732,000 that were related to the Eagle Centaurus and the Eagle Auriga. As part of the repayment, the interest rate swaps related to the debt were terminated and a loss on derivative financial instruments of approximately $129,000 was recognized.

•         On May 16, 2013, Leighton provided notice to us that it was exercising its purchase options on the Leighton Vessels. On August 23, 2013, Leighton, in accordance with the terms of a bareboat charter scheduled to expire on June 25, 2017, exercised its option to purchase the Leighton Mynx from us for $25,832,445, including payment of swap-related expenses of $254,719. In addition, Leighton paid all break costs and legal fees incurred by us with respect to the sale of the Leighton Mynx. As a result of the termination of the lease and the sale of the vessel, we recognized additional finance income of approximately $562,000. A portion of the proceeds from the sale of the Leighton Mynx were used to repay Leighton’s seller’s credits of $7,335,000 related to our original purchase of the barge as well as to satisfy third-party non-recourse debts related to the barge by making a payment of approximately $13,291,000. As part of the repayment, the interest rate swaps related to the debts were terminated and a loss on derivative financial instruments of approximately $211,000 was recognized. The remaining Leighton Vessels are currently subject to bareboat charters. The purchase option price of each barge is the higher of a fixed purchase option price and the fair market value. The aggregate fixed purchase option price for the three remaining barges is $106,350,000 and their fair market values are in the process of being determined.

•         On July 2, 2013, Lily Shipping, in accordance with the terms of a bareboat charter scheduled to expire on October 29, 2014, exercised its option to purchase the Ocean Princess from us for $5,790,000. In addition, we collected the charter hire of $553,500 for the period July 1, 2013 through November 1, 2013. As a result of the termination of the lease and the sale of the product tanker, we recognized additional finance income of approximately $116,000, comprised of a gain on lease termination of approximately $554,000 and a loss on sale of asset of approximately $438,000. A portion of the proceeds from the sale of the vessel were used to repay Lily Shipping a seller’s credit of approximately $4,300,000 related to our original purchase of the vessel.

•         On August 6, 2013, we entered into a termination agreement with AET whereby AET returned the Eagle Auriga to us prior to the scheduled charter termination date of November 14, 2013. As part of the termination, AET paid an early termination fee of $1,400,000 and the balance of the charter hire through the end of the original charter term of approximately $1,505,000. On August 15, 2013, the Eagle Auriga was sold to a third party for approximately $5,579,000. We recognized a net gain of approximately $157,000 from the transactions, comprised of a gain on lease termination of approximately $2,905,000 and a loss on sale of assets of approximately $2,748,000.

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

Gas Compressors

•         On May 30, 2013, a joint venture owned 49.54% by us, 40.53% by Fund Fourteen and 9.93% by Hardwood, in accordance with the terms of a lease, sold eight gas compressors to Atlas for $7,500,000. As a result, we recognized a gain on sale of approximately $384,000. Simultaneously with the sale, the joint venture prepaid and satisfied its non-recourse debt obligation with Wells Fargo, secured by the gas compressors, for $7,500,000. As a result, we recognized a loss on extinguishment of debt of approximately $86,000, which is included in interest expense on the consolidated statements of comprehensive income (loss).

Auto Parts Manufacturing Equipment

•         On July 8, 2013, Sealynx satisfied the terms of its finance lease by making a final payment of approximately €1,190,000 (US$1,528,000) to us, at which time, we transferred title to the equipment subject to the finance lease to Sealynx.

Investment in Joint Venture

•         On May 15, 2013, a joint venture owned 21% by us, 39% by Fund Eleven and 40% by Fund Fifteen, purchased a portion of an approximately $208,000,000 subordinated credit facility for JAC from Standard Chartered. The aggregate purchase price for the joint venture’s portion of the subordinated credit facility was $28,462,500. The subordinated credit facility bears interest at rates ranging between 12.5% and 15.0% per year and matures in January 2021. The subordinated credit facility is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex. Our contribution to the joint venture was approximately $6,456,000.

•         On September 12, 2013, a joint venture owned 33% by us and 67% by Fund Eleven, purchased mining equipment for $15,107,000. The equipment is subject to a 24 month lease with Murray, which expires on September 30, 2015. Our contribution to the joint venture was approximately $5,135,000.

Investment in Notes Receivable

•         On September 3, 2013, EMS satisfied its obligation in connection with a term loan scheduled to mature on September 1, 2014 by making a prepayment of approximately $1,423,000 to us, comprised of all outstanding principal, accrued and unpaid interest, and prepayment fees of $72,500. As a result, we recognized additional finance income of approximately $72,000.

•         On September 16, 2013, we made a secured term loan in the amount of $11,000,000 to Cenveo. The loan bears interest at LIBOR plus 11.0% per year and is for a period of 60 months. The loan is secured by a first priority security interest in specific equipment used to produce, print, fold, and package printed commercial envelopes, which was valued at $29,123,000.

Acquisition Fees

We paid or accrued total acquisition fees to our Manager of approximately $630,000 and $1,525,000 during the three and nine months ended September 30, 2013, respectively.

Subsequent Events

On October 7, 2013, a joint venture owned 45% by us and 55% by Fund Eleven, upon the expiration of the lease with Pliant, sold plastic processing and printing equipment for $7,000,000.

On October 31, 2013, we borrowed $7,150,000 of non-recourse long-term debt secured by our interest in the secured term loan to, and collateral from, Cenveo. The loan matures on October 1, 2018 and bears interest at LIBOR plus 6.5% per year.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2013 (the “2013 Quarter”) and 2012 (the “2012 Quarter”)

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	September 30, 2013		December 31, 2012
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Offshore oil field services equipment	$96,515,469	66%	$129,432,754	74%
Printing equipment	11,257,183	7%	-	-
Marine - crude oil tanker	10,150,801	6%	10,291,463	6%
Coal drag line	7,482,516	5%	-	-
Tube manufacturing equipment	4,168,420	3%	4,185,608	2%
Seismic imaging equipment	4,145,948	3%	4,111,660	2%
Lubricant manufacturing and blending	4,104,417	3%	-	-
Telecommunications equipment	3,777,263	3%	2,374,753	1%
Analog seismic system equipment	2,536,995	2%	4,377,368	3%
Aircraft engines	1,841,412	1%	1,937,546	1%
On-shore oil field services equipment	553,232	1%	562,405	1%
Gas compressors	-	-	7,093,864	4%
Marine - product tankers	-	-	6,493,303	4%
Metal cladding & production equipment	-	-	1,950,932	1%
Automotive manufacturing equipment	-	-	1,535,780	1%
	$146,533,656	100%	$174,347,436	100%

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

During the 2013 Quarter and the 2012 Quarter, one customer generated a significant portion (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2013 Quarter	2012 Quarter
Leighton Holdings Limited	Offshore oil field services equipment	71%	60%

Interest income from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in the consolidated statements of comprehensive income (loss).

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

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	September 30, 2013		December 31, 2012
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Offshore oil field services equipment	$36,160,018	42%	$39,234,370	28%
Marine - container vessels	33,953,313	40%	36,538,579	26%
Marine - crude oil tanker	15,231,592	18%	56,059,700	39%
Coal drag line	-	-	9,436,912	7%
	$85,344,923	100%	$141,269,561	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During the 2013 Quarter and the 2012 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2013 Quarter	2012 Quarter
AET, Inc. Limited	Marine - crude oil tanker	48%	55%
Swiber Holdings Limited	Offshore oil field services equipment	30%	21%
Vroon Group B.V.	Marine - container vessels	22%	15%
		100%	91%

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

Revenue and other income for the 2013 Quarter and the 2012 Quarter is summarized as follows:

	Three Months Ended
	September 30,
	2013	2012	Change
Finance income	$4,347,261	$4,855,187	$(507,926)
Rental income	7,785,064	10,990,101	(3,205,037)
Income from investment in joint ventures	327,220	318,981	8,239
Gain on lease termination	2,905,625	-	2,905,625
(Loss) gain on sale of assets, net	(2,748,240)	786,109	(3,534,349)
Total revenue and other income	$12,616,930	$16,950,378	$(4,333,448)

Total revenue and other income for the 2013 Quarter decreased $4,333,448, or 25.6%, compared to the 2012 Quarter. The decrease in rental income was primarily due to the termination of two operating leases and the reclassification of one lease from an operating lease to a finance lease during 2013. In addition, during the 2013 Quarter, we had a net gain of $157,385 on the lease termination and subsequent sale of the Eagle Auriga, comprised of a gain on lease termination of $2,905,625 and a net loss on sale of the vessel of $2,748,240, as compared to a net gain of $786,109 in 2012 Quarter.

Expenses for the 2013 Quarter and the 2012 Quarter are summarized as follows:

	Three Months Ended
	September 30,
	2013	2012	Change
Management fees	$787,953	$1,039,780	$(251,827)
Administrative expense reimbursements	493,657	523,530	(29,873)
General and administrative	504,846	520,300	(15,454)
Interest	2,008,923	3,031,081	(1,022,158)
Depreciation	7,119,922	10,119,431	(2,999,509)
Credit loss, net	-	5,411,484	(5,411,484)
Loss on disposition of asset of foreign investment	1,447,361	-	1,447,361
Loss (gain) on derivative financial instruments	184,902	(12,403)	197,305
Total expenses	$12,547,564	$20,633,203	$(8,085,639)

Total expenses for the 2013 Quarter decreased $8,085,639, or 39.2%, as compared to the 2012 Quarter. During the 2012 Quarter, we recognized a credit loss on a personal guaranty relating to the lease with LC Manufacturing with no comparable charge during the 2013 Quarter. The decrease in depreciation was primarily due to the sale of two vessels and the reclassification of one lease from an operating lease to a finance lease during 2013. The decrease in interest was primarily due to the repayment of debts associated with the sale of four vessels and eight gas compressors during 2013. These decreases were partially offset by the loss on disposition of asset of foreign investment as a result of the reclassification of the accumulated loss on currency translation adjustment out of AOCI due to the sale of the associated foreign investment.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $79,592, from $2,191 in the 2012 Quarter to $81,783 in the 2013 Quarter. The increase was primarily due to the loss allocated to noncontrolling interests related to LC Manufacturing during the 2012 Quarter with no comparable loss in the 2013 Quarter, partially offset by increased losses allocated to noncontrolling interests with respect to the Eagle Vessels and Atlas during the 2013 Quarter.

Net Income (Loss) Attributable to Fund Twelve

As a result of the foregoing factors, net loss attributable to us for the 2013 Quarter and the 2012 Quarter was $12,417 and $3,685,016, respectively. Net loss attributable to us per weighted average additional Share outstanding for the 2013 Quarter and the 2012 Quarter was $0.04 and $10.47, respectively.

Results of Operations for the Nine Months Ended September 30,  2013 (the “2013 Period”) and 2012 (the “2012 Period”)

Financing Transactions

During the 2013 Period and the 2012 Period, one customer generated a significant portion (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2013 Period	2012 Period
Leighton Holdings Limited	Offshore oil field services equipment	65%	59%

Interest income from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in the consolidated statements of comprehensive income (loss).

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

Operating Lease Transactions

During the 2013 Period and the 2012 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2013 Period	2012 Period
AET, Inc. Limited	Marine - crude oil tanker	56%	54%
Swiber Holdings Limited	Offshore oil field services equipment	26%	21%
Vroon Group B.V.	Marine - container vessels	18%	15%
		100%	90%

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Revenue and other income for the 2013 Period and the 2012 Period is summarized as follows:

	Nine Months Ended
	September 30,
	2013	2012	Change
Finance income	$13,254,156	$15,235,026	$(1,980,870)
Rental income	27,516,424	33,654,422	(6,137,998)
Income from investment in joint ventures	2,130,332	891,048	1,239,284
Gain on lease termination	5,793,000	-	5,793,000
(Loss) gain on sale of assets, net	(5,438,528)	1,075,778	(6,514,306)
Litigation settlement	-	418,900	(418,900)
Total revenue and other income	$43,255,384	$51,275,174	$(8,019,790)

Total revenue and other income for the 2013 Period decreased $8,019,790, or 15.6%, as compared to the 2012 Period. The decrease in rental income was primarily due to the termination of four operating leases and the reclassification of one lease from an operating lease to a finance lease during and after the 2012 Period. The decrease in finance income was primarily due to prepayments of notes receivable and the termination or expiration of finance leases during and after the 2012 Period. The decrease in litigation settlement was due to proceeds received from a favorable court settlement against EAR’s auditors during 2012 Period. In addition, during the 2013 Period, we had a net gain of $354,472 on the lease termination and subsequent sale of the Eagle Centaurus and the Eagle Auriga, comprised of a gain on lease termination of $5,793,000 and a net loss on sale of the vessels of $5,438,528, as compared to a net gain of $1,075,778 in 2012 Period. These decreases were partially offset by the increase in income from investment in joint ventures due to the entry into two new joint ventures during the 2013 Period.

Expenses for the 2013 Period and the 2012 Period are summarized as follows:

	Nine Months Ended
	September 30,
	2013	2012	Change
Management fees	$2,658,679	$3,332,873	$(674,194)
Administrative expense reimbursements	1,402,269	1,998,170	(595,901)
General and administrative	2,296,447	2,207,752	88,695
Interest	7,019,496	9,486,865	(2,467,369)
Depreciation	26,210,470	30,770,393	(4,559,923)
Credit loss, net	-	5,066,484	(5,066,484)
Impairment loss	1,770,529	-	1,770,529
Loss on disposition of asset of foreign investment	1,447,361	-	1,447,361
Loss (gain) on derivative financial instruments	203,445	(2,732,481)	2,935,926
Total expenses	$43,008,696	$50,130,056	$(7,121,360)

Total expenses for the 2013 Period decreased $7,121,360, or 14.2%, as compared to the 2012 Period. During the 2012 Period, we recognized a credit loss on a personal guaranty relating to the lease with LC Manufacturing with no comparable charge during the 2013 Period. The decrease in depreciation was primarily due to the sale of two vessels and the reclassification of one lease from an operating lease to a finance lease during the 2013 Period. The decrease in interest was primarily due to the repayment of debts associated with the sale of four vessels and eight gas compressors during the 2013 Period. These decreases were partially offset by (i) the increase in the valuation of our warrants during the 2012 Period, without any comparable increase in the 2013 Period, (ii) an impairment loss recorded in connection with the Eagle Vessels during the 2013 Period, and (iii) the loss on disposition of asset of foreign investment as a result of the reclassification of the accumulated loss on currency translation adjustment out of AOCI due to the sale of the associated foreign investment.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $522,370, from $1,062,755 in the 2012 Period to $540,385 in the 2013 Period. The decrease was primarily due to the reduction in income of our joint ventures primarily due to the impairment loss recorded during the 2013 Period in connection with the Eagle Vessels and the favorable court settlement against EAR’s auditors during the 2012 Period, without any comparable event in the 2013 Period, partially offset by the increase in valuation of our warrants held in a joint venture during the 2012 Period, without any comparable increase in the 2013 Period.

Net Income (Loss) Attributable to Fund Twelve

As a result of the foregoing factors, net (loss) income attributable to us for the 2013 Period and the 2012 Period was $(293,697) and $82,363, respectively. Net (loss) income attributable to us per weighted average additional Share outstanding for the 2013 Period and the 2012 Period was $(0.83) and $0.23, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2013 compared to December 31, 2012.

Total Assets

Total assets decreased $89,890,310, from $365,787,022 at December 31, 2012 to $275,896,712 at September 30, 2013. The decrease was primarily due to (i) depreciation and impairment of leased equipment at cost, (ii) cash distributions to our members and noncontrolling interests, and (iii) cash used for repayment of our non-recourse long-term debt.

Current Assets

Current assets decreased $27,221,539, from $58,820,536 at December 31, 2012 to $31,598,997 at September 30, 2013. The decrease was primarily due to cash distributions to our members and noncontrolling interests, cash used for repayment of our non-recourse long-term debt, including the termination of two finance leases of which proceeds were paid directly to our lender by the lessee, and cash used for our investment in two new joint ventures and a new note receivable. The decrease was partially offset by the cash collection of rentals from operating leases during the 2013 Period.

Total Liabilities

Total liabilities decreased $71,007,778, from $189,458,513 at December 31, 2012 to $118,450,735 at September 30, 2013. The decrease was primarily due to repayments of our non-recourse long-term debt during the 2013 Period.

Current Liabilities

Current liabilities decreased $3,703,818, from $72,923,290 at December 31, 2012 to $69,219,472 at September 30, 2013. The decrease was primarily due to (i) repayments of our non-recourse long-term debt, (ii) the decrease in deferred revenue due to the recognition of income previously deferred from our operating leases and (iii) the decrease in derivative financial instruments liability due to their change in market value.  The decrease in current liabilities was partially offset by the draw down on our Facility and an increase in accrued expenses and other current liabilities due to the reclassification of the current portion of our seller’s credit during the 2013 Period.

Equity

Equity decreased $18,882,532, from $176,328,509 at December 31, 2012 to $157,445,977 at September 30, 2013. The decrease was primarily due to cash distributions to our members and noncontrolling interests, partially offset by an increase in the fair value of our derivative financial instruments during the 2013 Period.

Liquidity and Capital Resources

Summary

At September 30, 2013 and December 31, 2012, we had cash and cash equivalents of $14,151,781 and $30,980,776, respectively. During our offering period, our main source of cash was from financing activities and our main use of cash was in investing activities. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we enter into new investments, meet our debt obligations, pay distributions to our members and to the extent that expenses exceed cash flows from operations and proceeds from sale of our investments.

We currently have adequate cash balances and generate a sufficient amount of cash flow from operations to meet our short-term working capital requirements.  We expect to generate sufficient cash flows from operations to sustain our working capital requirements in the foreseeable future. In the event that our working capital is not adequate to fund our short-term liquidity needs, we could borrow against our Facility to meet such requirements. At September 30, 2013, we had $2,398,274 available to fund our short-term liquidity needs under our Facility pursuant to the borrowing base. For additional information, see Note 7 to our consolidated financial statements.

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

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of September 30, 2013, the cash reserve was $1,738,435.

Cash Flows

Operating Activities

Cash provided by operating activities decreased $4,200,102, from $29,407,997 in the 2012 Period to $25,207,895 in the 2013 Period.  The decrease was primarily due to (i) the decrease in the collection of rentals from operating leases and finance leases as a result of sales of leased assets during the 2013 Period and (ii) the decrease in interest income due to the repayment of notes receivable.

Investing Activities

Cash provided by investing activities decreased $7,604,175, from $11,083,877 in the 2012 Period to $3,479,702 in the 2013 Period. The decrease was due to the decrease in principal received on notes receivable due to several notes having been fully satisfied during and after the 2012 Period and our investment in two new joint ventures during the 2013 Period, partially offset by the increase in proceeds from sales of leased equipment during the 2013 Period and the decrease in investment in notes receivable.

Financing Activities

Cash used in financing activities increased $3,487,395, from $42,029,309 in the 2012 Period to $45,516,704 in the 2013 Period. The increase was primarily due to the increase in repayment of non-recourse long-term debt as a result of the sale of the associated vessels and gas compressors during the 2013 Period, partially offset by (i) the increase in proceeds received from our Facility and (ii) the decrease in cash distributions to members.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at September 30, 2013 of $59,132,146. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender.  If the lessee were to default on the underlying lease resulting in our defaulting on the non-recourse long-term  debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.

Distributions

We, at our Manager’s discretion, pay monthly distributions to each of our additional members beginning with the first month after each such member’s admission and expect to continue to pay such distributions until the end of our operating period. We paid distributions of $198,383, $19,640,325, and $2,565,500 to our Manager, additional members and noncontrolling interests, respectively, during the 2013 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2013, we had non-recourse debt obligations. The lender has a security interest in the majority of the equipment collateralizing each non-recourse long-term debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee.  In other cases, we receive the rental payments and pay the lender. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At September 30, 2013, our outstanding non-recourse long-term indebtedness was $59,132,146. We had $7,500,000 outstanding under the Facility at September 30, 2013. Subsequent to September 30, 2013, we repaid the $7,500,000.

In connection with certain investments, we are required to maintain restricted cash balances with certain banks.  Our restricted cash of $1,491,000 and $2,425,000 are presented within other non-current assets in our consolidated balance sheets at September 30, 2013 and December 31, 2012, respectively.

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

Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 6, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against ICON EAR that granted dismissal of ICON EAR’s claims to the proceeds resulting from the sale of certain EAR equipment. ICON EAR appealed this decision. On September 16, 2013, the lower court’s ruling was affirmed by the Illinois Appellate Court. On October 21, 2013, ICON EAR filed a Petition for Leave to Appeal with the Supreme Court of Illinois appealing the decision of the Illinois Appellate Court. At this time, we are unable to predict the outcome of this action.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2013, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Shares during the three months ended September 30, 2013.

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

November 7, 2013

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)