Form 10-K
period 2013-12-31
ICON LEASING FUND TWELVE, LLC
filed 2014-03-20
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended		December 31, 2013
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number		000-53189

ICON Leasing Fund Twelve, LLC
(Exact name of registrant as specified in its charter)

Delaware		20-5651009
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor
New York, New York		10016
(Address of principal executive offices)		(Zip Code)
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
Yes  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Not applicable. There is no established market for the shares of limited liability company interests of the registrant.

Number of outstanding shares of limited liability company interests of the registrant on March 17, 2014 is 348,336.

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

Our manager is ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (the “Manager”).  Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions which we enter into pursuant to the terms of our limited liability company agreement (the “LLC Agreement”).

Our offering period commenced on May 7, 2007 and ended on April 30, 2009. We are currently in our operating period, which commenced on May 1, 2009 and will end on April 30, 2014. On May 1, 2014, we will commence our liquidation period, during which we will sell our assets in the ordinary course of business.  If our Manager believes it would benefit our members to reinvest the proceeds received from investments in additional investments during the liquidation period, our Manager may do so. We offered shares of limited liability company interests (“Shares”) on a “best efforts” basis with the intention of raising up to $410,800,000 of capital, consisting of 400,000 Shares at a purchase price of $1,000 per Share and an additional 12,000 Shares, which were reserved for issuance pursuant to our distribution reinvestment plan (the “Distribution Reinvestment Plan”).  The Distribution Reinvestment Plan allowed investors to purchase additional Shares with distributions received from us and/or certain other funds managed by our Manager at a discounted price of $900 per Share.  As of April 30, 2009, 11,393 Shares were issued pursuant to our Distribution Reinvestment Plan.

Our initial closing date was May 25, 2007 (the “Commencement of Operations”), the date on which we raised $1,200,000. Through the end of our offering period on April 30, 2009, we sold 348,826 Shares, representing $347,686,947 of capital contributions and admitted 6,503 additional members.  In addition, pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of December 31, 2013, the cash reserve was $1,738,435.  Through December 31, 2013, we repurchased 491 Shares pursuant to our repurchase plan.  Beginning with the Commencement of Operations through April 30, 2009, we paid $26,995,024 of sales commissions to third parties, $5,488,440 of organizational and offering expenses to our Manager and $6,748,756 of dealer-manager fees to ICON Securities, LLC, formerly known as ICON Securities Corp., our dealer-manager in the offering and an affiliate of our Manager.

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

We divide the life of the LLC into three distinct phases:

(1)       Offering Period: We invested most of the net proceeds from the sale of Shares in equipment leases and other financing transactions.

(2)       Operating Period: After the close of the offering period on April 30, 2009, we reinvested the cash generated from our investments to the extent that cash was not needed for our expenses, reserves and distributions to members. Our operating period will end on April 30, 2014.

(3)       Liquidation Period:  On May 1, 2014, we will commence our liquidation period, during which we will sell our assets in the ordinary course of business. If our Manager believes it would benefit our members to reinvest the proceeds received from investments in additional investments during the liquidation period, our Manager may do so.

At December 31, 2013 and 2012, we had total assets of $244,226,508 and $365,787,022, respectively.  For the year ended December 31, 2013, we had four lessees that accounted for approximately 87.4% of our total rental and finance income of $49,596,609.  Net loss attributable to us for the year ended December 31, 2013 was $9,377,469.  For the year ended December 31, 2012, we had four lessees that accounted for approximately 80.4% of our total rental and finance income of $64,538,803.  Net loss attributable to us for the year ended December 31, 2012 was $28,009,680.  For the year ended December 31, 2011, we had three lessees that accounted for approximately 60.8% of our total rental and finance income of $75,924,199.  Net income attributable to us for the year ended December 31, 2011 was $2,953,773.

At December 31, 2013, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

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

•               Two barges, the Leighton Stealth and the Leighton Eclipse, subject to 96 month bareboat charters that expire in June and October 2017.

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

Manufacturing Equipment

•               We had a 55% ownership interest in semiconductor manufacturing equipment leased to Equipment Acquisition Resources, Inc. (“EAR”).  The lease was scheduled to expire in June 2013, but on October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Accordingly, the asset securing the lease has been classified as other current assets on our consolidated balance sheets at December 31, 2013 and 2012.

Mining Equipment

•               A Bucyrus Erie model 1570 Dragline subject to six semi-annual lease payments that expire on August 1, 2015.

•               A 24.6% ownership interest in mining equipment subject to a 24 month lease that expires on September 30, 2015.

Telecommunications Equipment

•               Telecommunications equipment subject to a 36 month lease that expires in March 2014.

Notes Receivable

•               Three term loans to INOVA Rentals Corporation (f/k/a ARAM Rentals Corporation) and INOVA Seismic Rentals Inc. (f/k/a ARAM Seismic Rentals Inc.) (collectively, the “INOVA Borrowers”), secured by analog seismic system equipment, that mature in August 2014.

•               Two term loans to Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd. (collectively, “Ocean Navigation”), secured by aframax product tankers, that mature in July and September 2016, respectively.

•               A 25% ownership interest in a term loan to Jurong Aromatics Corporation Pte. Ltd. (“JAC”), secured by a second priority security interest in all equipment, plant and machinery associated with a condensate splitter and aromatics complex, that matures in January 2021.

•               A 21% ownership interest in a portion of a subordinated credit facility for JAC from Standard Chartered Bank (“Standard Chartered”), secured by a second priority security interest in all equipment, plant and machinery associated with a condensate splitter and aromatics complex, that matures in January 2021.

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

•               A term loan to NTS Communications, Inc. and certain of its affiliates (collectively, “NTS”), secured by all of the equipment and assets of NTS, that matures in July 2017.

•               A term loan to Lubricating Specialties Company (“LSC”), secured by a second priority security interest in LSC’s liquid storage tanks, blending lines, packaging equipment, accounts receivable and inventory, that matures in August 2018.

•               A term loan to Cenveo Corporation (“Cenveo”), secured by a first priority security interest in specific equipment used to produce, print, fold and package printed commercial envelopes, that matures in October 2018.

•               A term loan to Green Field Energy Services, Inc. and its affiliates (collectively, “Green Field”), secured by a superiority security interest in all of Green Field’s assets, that matures in August 2014.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2013, 2012 and 2011, please refer to “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The portion of total distributions that is a return of capital and the portion that is economic return will depend upon a number of factors that cannot be determined until all of our investments have been sold or otherwise mature.  At that time, you will be able to compare the total amount of all distributions you receive to your total capital invested in order to determine your economic return.

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

Your ability to resell your Shares is limited by the absence of a public trading market and substantial transfer restrictions. Therefore, you should be prepared to hold your Shares for the life of the LLC.

A public market does not exist for our Shares and we do not anticipate that a public market will develop for our Shares. Our Shares are not currently and will not be listed on any national securities exchange at any time, and we will take steps to ensure that no public trading market develops for our Shares.  In addition, our LLC Agreement imposes significant restrictions on your right to transfer your Shares.  We have established these restrictions to comply with federal and state securities laws, as well as to ensure that we will not be considered a publicly traded partnership that is taxed as a corporation for federal income tax purposes.  Your ability to sell or otherwise transfer your Shares is extremely limited and will depend on your ability to identify a buyer.  Thus, you will probably not be able to sell or otherwise liquidate your Shares in the event of an emergency and, even if you were able to arrange a sale, the price you receive would likely be at a substantial discount to the price you paid for your Shares.  As a result, you must view your investment in our Shares as a long-term, illiquid investment.

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

You may not receive distributions every month and, therefore, you should not rely on distributions from your Shares as a source of income.

You should not rely on distributions from your Shares as a source of income.  While we intend to make monthly distributions through the end of our operating period on April 30, 2014, our Manager may determine that it is in our best interest to change the amount of distributions you receive or to not make any distributions.  Losses from our operations of the types described in these risk factors and unexpected liabilities could result in a reduced level of distributions to you.  During the liquidation period, which will commence on May 1, 2014, although we expect that lump sums will be distributed from time to time if and when financially significant assets are sold, regularly scheduled distributions will decrease because there will be fewer investments available to generate cash flow.

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

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the Internal Revenue Code of 1986, as amended (the “Code”), may apply what is known as the look-through rule to an investment in our Shares.  Under that rule, the assets of an entity in which a qualified plan or IRA has made an equity investment may constitute assets of the qualified plan or IRA.  If you are a fiduciary of a qualified plan or IRA, you should consult with your advisors and carefully consider the effect of that treatment if the look-through rule is applied.  If the look-through rule were to apply, our Manager may be viewed as an additional fiduciary with respect to the qualified plan or IRA to the extent of any decisions relating to the undivided interest in our assets represented by the Shares held by such qualified plan or IRA.  This could result in some restriction on our Manager’s willingness to engage in transactions that might otherwise be in the best interest of all shareholders due to the strict rules of ERISA regarding fiduciary actions.

The statements of value that we include in this and future Annual Reports on Form 10-K, and that we will send to fiduciaries of plans subject to ERISA and to certain other parties, are only estimates and may not reflect the actual value of our Shares.

The statements of estimated value are based on the estimated value of each Share (i) as of December 31 of each fiscal year for the annual statements included in this and future Annual Reports on Form 10-K and (ii) as of September 30 of each fiscal year, for annual statements sent to fiduciaries of plans subject to ERISA and certain other parties.  Management, in part, will rely upon third-party sources and advice in arriving at this estimated value.  No independent appraisals on the particular value of our Shares will be obtained and the value will be based upon an estimated fair market value as of the referenced date for such value.  Because this is only an estimate, we may subsequently revise any valuation that is provided.  We cannot ensure that:

•               this estimate of value could actually be realized by us or by you upon liquidation;

•               you could realize this estimate of value if you were to attempt to sell your Shares;

•               this estimate of value reflects the price or prices that our Shares would or could trade at if they were listed on a national stock exchange or included for quotation on a national market system, because no such market exists or is likely to develop; or

•               the statement of value, or the method used to establish value, complies with any reporting and disclosure or valuation requirements under ERISA, the Code or other applicable law.

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

The decisions of our Manager may be subject to various conflicts of interest arising out of its relationship to us and our affiliates.  Our Manager could be confronted with decisions in which it will, directly or indirectly, have an economic incentive to place its respective interests or the interests of its affiliates above ours.  As of December 31, 2013, our Manager manages or is the investment manager or managing trustee for seven other public equipment leasing and finance funds.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”  These conflicts may include, but are not limited to:

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

•               our Manager is our tax matters partner and is able to negotiate with the IRS to settle tax disputes that would bind us and you that might not be in your best interest given your individual tax situation; and

•               our Manager can make decisions as to when and whether to sell a jointly-owned asset when the co-owner is another business it manages.

The investment committee of our Manager is not independent.

Any conflicts in determining and allocating investments between us and our Manager, or between us and another fund managed by our Manager, are resolved by our Manager’s investment committee, which also serves as our investment committee and the investment committee for other funds managed by our Manager and its affiliates.  Since all of the members of our Manager’s investment committee are officers of our Manager and are not independent, matters determined by such investment committee, including conflicts of interest between us, our Manager and our affiliates involving investment opportunities, may not be as favorable to us as they would be if independent members were on the committee.  Generally, if an investment is appropriate for more than one fund, our Manager’s investment committee will allocate the investment to a fund (which includes us) after taking into consideration at least the following factors:

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

Notwithstanding the foregoing, our Manager’s investment committee may make exceptions to these general policies when, in our Manager’s judgment, other circumstances make application of these policies inequitable or economically undesirable.  In addition, our LLC Agreement permits our Manager and our affiliates to engage in equipment acquisitions, financing secured loans and refinancing, leasing and releasing opportunities on their own behalf or on behalf of other funds even if they compete with us.

Our Manager’s officers and employees manage other businesses and will not devote their time exclusively to managing us and our business and we may face additional competition for time and capital because neither our Manager nor its affiliates are prohibited from raising money for or managing other entities that pursue the same types of investments that we target.

We do not employ our own full-time officers, managers or employees.  Instead, our Manager supervises and controls our business affairs.  Our Manager’s officers and employees are also officers and employees of our Manager and its affiliates.  In addition to sponsoring and managing us and other public equipment leasing and financing funds, our Manager and its affiliates currently sponsor, manage and/or distribute other investment products, including, but not limited to, a business development company.

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

Before making any distributions to you, we have reimbursed and will reimburse our Manager and its affiliates for expenses incurred on our behalf, and pay our Manager and its affiliates fees for acquiring, managing, and realizing our investments. The expense reimbursements and fees of our Manager and its affiliates were established by our Manager in compliance with the NASAA Guidelines (the North American Securities Administrators Association guidelines for publicly offered, finite-life equipment leasing and finance funds) in effect on May 7, 2007 and are not based on arm’s-length negotiations, but are subject to the limitations set forth in our LLC Agreement.  Nevertheless, the amount of these expense reimbursements and fees is likely to exceed the income portion of distributions made to you in our early years.

In general, expense reimbursements and fees are paid without regard to the amount of our distributions to our additional members, and regardless of the success or profitability of our operations.  Some of those fees and expense reimbursements will be required to be paid as we acquire our portfolio and incur expenses, such as accounting and interest expenses, even though we may not yet have begun to receive revenues from all of our investments.  This lag between the time when we must pay fees and expenses and the time when we receive revenues may result in losses to us during our early years, which our Manager believes is typical for funds such as us.

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

The amount of assets that our Manager manages has grown substantially since our Manager was formed in 1985. Our Manager and its affiliates intend to continue to sponsor and manage, as applicable, funds similar to and different from us that may be sponsored and managed concurrently with us and they expect to experience further growth in their respective assets under management.  Our Manager’s future success will depend on the ability of its and its affiliates’ officers and key employees to implement and improve their operational, financial and managerial controls, reporting systems and procedures, and manage a growing number of assets and investment funds.  However, they may not implement improvements to their managerial information and control systems in an efficient or timely manner and they may discover deficiencies in their existing systems and controls.  Thus, our Manager’s anticipated growth may place a strain on its administrative and operations infrastructure, which could increase its costs and reduce its efficiency and could negatively impact our operations, business and financial condition.

Operational risks may disrupt our business and result in losses.

We may face operational risk from errors made in the execution, confirmation or settlement of transactions.  We may also face operational risk from our transactions not being properly recorded, evaluated or accounted for.  We rely heavily on our Manager’s financial, accounting, and other software systems.  If any of these systems fail to operate properly or become disabled, we could suffer financial loss and a disruption of our business.  In addition, we are highly dependent on our Manager’s information systems and technology.  There can be no assurance that these information systems and technology will be able to accommodate our Manager’s growth or that the cost of maintaining such systems will not increase from its current level.  A failure to accommodate growth, or an increase in costs related to such information systems, could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.  Furthermore, we depend on the headquarters of our Manager, which are located in New York City, for the operation of our business.  A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, may have an adverse impact on our ability to continue to operate our business without interruption, which could have a material adverse effect on us.  Although we have disaster recovery programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for any losses.  Finally, we rely on third-party service providers for certain aspects of our business, including certain accounting and financial services.  Any interruption or deterioration in the performance of these third parties could impair the quality of our operations and could adversely affect our business and result in losses.

We rely on our systems, certain affiliates' employees, and certain third-party vendors and service providers in conducting our operations, and certain failures, including internal or external fraud, operational errors, systems malfunctions, or cybersecurity incidents, could materially adversely affect our operations.

We are exposed to many types of operational risk, including the risk of fraud by certain affiliates' employees and outsiders, clerical and recordkeeping errors, and computer or telecommunications systems malfunctions.  If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected.  We are similarly dependent on the employees of certain of our affiliates.  We could be materially adversely affected if one of such employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems.  Third parties with which we do business could also be sources of operational risk to us, including relating to break-downs or failures of such parties’ own systems or employees.  Any of these occurrences could result in a diminished ability for us to operate one or more of our business, or cause financial loss, potential liability, inability to secure insurance, reputational damage and regulatory intervention, which could materially adversely affect us.

We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages, natural or man-made disasters, such as earthquakes, hurricanes, floods or tornados, disease pandemics, or events arising from local or regional politics, including terrorist acts.  Such disruptions may give rise to loss or liability to us.  In addition, there is the risk that our controls and procedures as well as business continuity and data security systems prove to be inadequate.  The computer systems and network systems we use could be vulnerable to unforeseen problems.  These problems may arise in both our internally developed systems and the systems of third-party service providers.  In addition, our computer systems and network infrastructure present security risks, and could be susceptible to hacking or identity theft.  Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance.  Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our business.

Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financing transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties.  Our business relies on our digital technologies, computer and email systems, software, and networks to conduct their operations.  Although we believe we have robust information security procedures and controls, our technologies, systems and networks may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our confidential, proprietary and other information, or otherwise disrupt our business operations, which could materially adversely affect us.

Our internal controls over financial reporting may not be effective, which could have a significant and adverse effect on our business.

Our Manager is required to evaluate our internal controls over financial reporting in order to allow its management to report on our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC thereunder, which we refer to as “Section 404”. During the course of testing, our Manager may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.  In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404.  We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations.  If we are not able to complete our annual evaluations required by Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC.  As a result, we may be required to incur costs in improving our internal controls system and the hiring of additional personnel.  Any such action could negatively affect our results of operations and the achievement of our investment objectives.

We are subject to certain reporting requirements and are required to file certain periodic reports with the SEC.

We are subject to reporting requirements under the Securities Exchange Act of 1934, as amended, including, but not limited to, the filing of quarterly and annual reports. Prior public funds sponsored by our Manager have been and are subject to the same requirements. If we experience delays in the filing of our reports, our investors may not have access to timely information concerning us, our operations, and our financial results.

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

Our business is affected by a number of economic factors, including, but not limited to, the level of economic activity in the markets in which we operate.  A decline in economic activity in the United States or internationally could materially affect our financial condition and results of operations.  The equipment leasing and financing industry is influenced by factors such as interest rates, inflation, employment rates and other macroeconomic factors over which we have no control.  Any decline in economic activity as a result of these factors could result in a decrease in the number of transactions in which we participate and in our profitability.

Uncertainties associated with the equipment leasing and financing industry may have an adverse effect on our business and may adversely affect our ability to give you any economic return from our Shares or a complete return of your capital.

There are a number of uncertainties associated with the equipment leasing and financing industry that may have an adverse effect on our business and may adversely affect our ability to make distributions to you that will, in total, be equal to a return of all of your capital, or provide for any economic return from our Shares.  These include, but are not limited to:

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

We are party to a revolving line of credit agreement with CB&T.  The terms of that agreement could restrict us from paying distributions to you if such payments would cause us not to be in compliance with our financial covenants in that agreement.  For additional information on the terms of our credit agreement, see “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Revolving Line of Credit, Recourse.”

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

We cannot assure you as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard.  We also cannot make any assurances as to the standards that courts in foreign jurisdictions may use or that courts in foreign jurisdictions will take a position similar to that taken by courts in the United States.

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

We would have rights against the seller of equipment for any losses arising from a breach of representations made to us and against the lessee for a default under the lease.  However, we cannot assure you that these rights would make us whole with respect to our entire investment in the equipment or our expected returns on the equipment, including legal costs, costs of repair and lost revenue from the delay in being able to sell or re-lease the equipment due to undetected problems or issues.  These costs and lost revenue could negatively affect our liquidity and cash flows, and could negatively affect our profitability if we are unable to recoup such costs from the seller, the lessee or other third parties.

If a lessee, borrower or other counterparty defaults on its obligations to us, we could incur losses.

We enter into transactions with parties that have senior debt rated below investment grade or no credit rating.  We do not require such parties to have a minimum credit rating. Lessees, borrowers, and other counterparties with lower or no credit ratings may default on payments to us more frequently than lessees, borrowers or other counterparties with higher credit ratings.  For example, if a lessee does not make lease payments to us or to a lender on our behalf or a borrower does not make loan payments to us when due, or such parties otherwise violate the terms of their contract in another way, we may be forced to terminate our agreements with such parties and attempt to recover the equipment.  We may do this at a time when we may not be able to arrange for a new lease or to sell our investment right away, if at all.  We would then lose the expected revenues and might not be able to recover the entire amount or any of our original investment.  The costs of recovering equipment upon a lessee’s, borrower’s or other counterparty’s default, enforcing the obligations under the contract, and transporting, storing, repairing, and finding a new lessee or purchaser for the equipment may be high and may negatively affect the value of our investment in the equipment.  These costs could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

If a lessee, borrower or other counterparty files for bankruptcy, we may have difficulty enforcing the terms of the contract and may incur losses.

If a lessee, borrower or other counterparty files for protection under applicable bankruptcy laws, the remaining term of the lease, loan or other financing contract could be shortened or the contract could be rejected by the bankruptcy court, which could result in, among other things, any unpaid pre-bankruptcy lease, loan or other contractual payments being cancelled as part of the bankruptcy proceeding.  We may also experience difficulties and delays in recovering equipment from a bankrupt lessee or borrower that is involved in a bankruptcy proceeding or has been declared bankrupt by a bankruptcy court.  If a contract is rejected in a bankruptcy, we would bear the cost of retrieving and storing the equipment and then have to remarket such equipment.  In addition, the bankruptcy court would treat us as an unsecured creditor for any amounts due under the lease, loan or other contract.  These costs and lost revenues could also negatively affect our liquidity and cash flows and could negatively affect our profitability.

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

Furthermore, when we acquire an interest in foreign equipment, we may not be able to hedge our foreign currency exposure with respect to the value of such equipment because the terms and conditions of such hedge contracts might not be in our best interests.  Even with transactions requiring payments in U.S. dollars, the equipment may be sold at maturity for an amount that cannot be pre-determined to a buyer paying in a foreign currency.  This could positively or negatively affect our income from such a transaction when the proceeds are converted into U.S. dollars.

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

Equipment may be damaged or lost. Fire, weather, accidents, theft or other events can cause damage or loss of equipment.  While our transaction documents generally require lessees and borrowers to have comprehensive insurance and assume the risk of loss, some losses, such as from acts of war, terrorism or earthquakes, may be either uninsurable or not economically feasible to insure.  Furthermore, not all possible liability claims or contingencies affecting equipment can be anticipated or insured against, and, if insured, the insurance proceeds may not be sufficient to cover a loss.  If such a disaster occurs to the equipment, we could suffer a total loss of any investment in the affected equipment. By investing in some types of equipment, we may have been exposed to environmental tort liability.  Although we use our best efforts to minimize the possibility and exposure of such liability including by means of attempting to obtain insurance, we cannot assure you that our assets will be protected against any such claims.  These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

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

In addition to credit risks, we may be subject to other risks in equipment financing transactions in which we are deemed to be a lender. For example, equipment leases have sometimes been held by U.S. courts to be loan transactions subject to state usury laws, which limit the interest rate that can be charged. Uncertainties in the application of some laws may result in inadvertent violations that could result in reduced investment returns or, possibly, losses on our investments in the affected transactions. Although part of our business strategy is to enter into or acquire leases that are structured so that they avoid being deemed loans and would therefore not be subject to usury laws, we cannot assure you that we will be successful in doing so. In addition, as part of our business strategy, we also make or acquire secured loans, which are also subject to usury laws and, while we attempt to structure these to avoid being deemed in violation of usury laws, we cannot assure you that we will be successful in doing so. Loans at usurious interest rates are subject to a reduction in the amount of interest due under such loans and, if an equipment lease or secured loan is held to be a loan with a usurious rate of interest, the amount of the lease or loan payment could be reduced, which would adversely affect our revenue.

State laws determine what rates of interest are deemed usurious, when the applicable rate of interest is determined, and how it is calculated.  In addition, some U.S. courts have also held that certain lease and loan features, such as equity interests, constitute additional interest.  Although we generally seek assurances and/or opinions to the effect that our transactions do not violate applicable usury laws, a finding that our transactions violate usury laws could result in the interest obligation to us being declared void and we could be liable for damages and penalties under applicable law.  We cannot assure you as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard.  We also cannot make any assurances as to the standards that courts in foreign jurisdictions may use or that courts in foreign jurisdictions will take a position similar to that taken by courts in the United States.

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

You may incur tax liability in excess of the distributions you receive in a particular year.

In any particular year, your tax liability from owning our Shares may exceed the distributions you receive from us.  While we expect that your net taxable income from owning our Shares for most years will be less than your distributions in those years, to the extent any of our debt is repaid with income or proceeds from equipment sales, taxable income could exceed the amount of distributions you receive in those years.  Additionally, a sale of our investments may result in taxes in a given year that are greater than the amount of cash from the sale, resulting in a tax liability in excess of distributions.  Further, due to the operation of the various loss disallowance rules, in a given tax year you may have taxable income when, on a net basis, we have a loss, or you may recognize a greater amount of taxable income than your share of our net income because, due to a loss disallowance, income from some of our activities cannot be offset by losses from some of our other activities.

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

Your ability to deduct your share of our losses is limited to the amounts that you have at risk from owning our Shares.  This is generally the amount of your investment, plus any profit allocations and minus any loss allocation and distributions.  This determination is further limited by a tax rule that applies the at-risk rules on an activity-by-activity basis, further limiting losses from a specific activity to the amount at risk in that activity.  Based on the tax rules, we expect that we will have multiple activities for purposes of the at-risk rules.  Specifically, our lending activities must be analyzed separately from our leasing activities, and our leasing activities must be further divided into separate year-by-year groups according to the tax year the equipment is placed in service.  As such, you cannot aggregate income and loss from our separate activities for purposes of determining your ability to deduct your share of our losses under the at-risk rules.

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

The IRS may allocate more taxable income or less loss to you than our LLC Agreement provides.

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

You may be required to pay alternative minimum tax in connection with owning our Shares since you will be allocated a proportionate share of our tax preference items.  Our Manager’s operation of our business affairs may lead to other adjustments that could also increase your alternative minimum tax.  In addition, the IRS could take the position that all or a portion of our lending activities are not a trade or business, but rather an investment activity.  If all or a portion of our lending activities are not considered to be a trade or business, then a portion of our management fees could be considered investment expenses rather than trade or business expenses.  To the extent that a portion of our fees are considered investment expenses, that portion of such fees would not be deductible for alternative minimum tax purposes and would be subject to a limitation for regular tax purposes.  Alternative minimum tax is treated in the same manner as the regular income tax for purposes of making estimated tax payments.

You may incur state and foreign tax liabilities and have an obligation to file state or foreign tax returns.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our Shares are not publicly traded and there is no established public trading market for our Shares. It is unlikely that any such market will develop.

Number of Members as of
Title of Class	March 17, 2014
Manager (as a member)	1
Additional members	8,509

We, at our Manager’s discretion, made monthly distributions to each of our members beginning the first month after each such member was admitted through the end of our operating period, which will be on April 30, 2014. During our liquidation period, which will commence on May 1, 2014, we plan to make distributions in accordance with the terms of our LLC Agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets, and our receipt of rental, finance and other income from our investments. We paid distributions to additional members totaling $25,953,936, $33,634,797 and $33,644,883 for the years ended December 31, 2013, 2012 and 2011, respectively. Additionally, we made our Manager distributions of $262,158, $339,749 and $339,752 for the years ended December 31, 2013, 2012 and 2011, respectively. The terms of our revolving line of credit with CB&T could restrict us from paying distributions to our members if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Revolving Line of Credit, Recourse.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of our Shares  pursuant to the offering or to participate in any future offering of our Shares, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our members  a per Share estimated value of our Shares, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Manager prepares statements of our estimated Share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Shares. For these purposes, the estimated value of our Shares  is deemed to be $549.64 per Share as of December 31, 2013. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, we may subsequently revise this valuation.

The estimated value of our Shares is based on the estimated amount that a holder of a Share would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the members upon liquidation. To estimate the amount that our members would receive upon such liquidation, we calculated the sum of: (i) the greater of the net book value or the fair market value of our notes receivables, finance leases and operating leases as determined by the most recent third-party appraisals we have obtained for certain assets, as applicable; (ii) the fair market value of our other assets, as determined by the most recent third-party appraisals we have obtained for certain assets or our Manager’s estimated values of certain other assets, as applicable; and (iii) our cash on hand. From this amount, we then subtracted our total debt outstanding and then divided that sum by the total number of Shares outstanding.

The foregoing valuation is an estimate only. The appraisals that we obtained and the methodology utilized by our Manager in estimating our per Share  value were subject to various limitations and were based on a number of assumptions and estimates that may or may not be accurate or complete. No liquidity discounts or discounts relating to the fact that we are currently externally managed were applied to our estimated per Share valuation, and no attempt was made to value us as an enterprise.

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Shares or our assets. Except for independent third-party appraisals of certain assets, no independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our Shares at this time and none is expected to develop, there can be no assurance that members  could receive $549.64 per Share if such a market did exist and they sold their Shares or that they will be able to receive such amount for their Shares in the future. Furthermore, there can be no assurance:

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

•               that the foregoing valuation, or the method used to establish value, will satisfy the technical requirements imposed on plan fiduciaries under ERISA; or

•               that the foregoing valuation, or the method used to establish value, will not be subject to challenge by the IRS if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the current value of our Shares.

The repurchase price we offer in our repurchase plan utilizes a different methodology than that which we use to determine the current value of our Shares for the ERISA and FINRA purposes described above and, therefore, the $549.64 per Share does not reflect the amount that a member  would currently receive under our repurchase plan. In addition, there can be no assurance that you will be able to redeem your Shares under our repurchase plan.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2013	2012	2011	2010	2009
Total revenue and other income	$55,789,444	$67,532,393	$75,781,907	$88,393,613	$76,852,787
Net (loss) income attributable to Fund Twelve	$(9,377,469)	$(28,009,680)	$2,953,773	$11,875,465	$13,858,916
Net (loss) income attributable to Fund Twelve
allocable to additional members	$(9,283,695)	$(27,729,583)	$2,924,235	$11,756,710	$13,720,327
Net (loss) income attributable to Fund Twelve
allocable to Manager	$(93,774)	$(280,097)	$29,538	$118,755	$138,589

Weighted average number of additional shares of
limited liability company interests outstanding	348,361	348,544	348,650	348,679	333,979
Net (loss) income attributable to Fund Twelve
per weighted average additional share of
limited liability company interests outstanding	$(26.65)	$(79.56)	$8.39	$33.72	$41.08
Distributions to additional members	$25,953,936	$33,634,797	$33,644,883	$33,648,098	$31,554,863
Distributions per weighted average additional share
of limited liability company interests outstanding	$74.50	$96.50	$96.50	$96.50	$94.48
Distributions to Manager	$262,158	$339,749	$339,752	$339,880	$318,725

	Years Ended December 31,
	2013	2012	2011	2010	2009
Total assets	$244,226,508	$365,787,022	$482,661,127	$593,494,687	$620,565,554
Non-recourse long-term debt and
seller's credit	$102,922,419	$180,276,813	$224,502,156	$265,771,158	$264,349,884
Members' equity	$126,497,651	$158,539,531	$218,571,273	$247,928,256	$273,079,715

Item 7. Manager's Discussion and Analysis of Financial Condition and Results of Operations

Our Manager’s Discussion and Analysis of Financial Condition and Results of Operations relates to our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.  Statements made in this section may be considered forward-looking. These statements are not guarantees of future performance and are based on current expectations and assumptions that are subject to risks and uncertainties.  Actual results could differ materially because of these risks and assumptions, including, among other things, factors discussed in “Part I. Forward-Looking Statements” and “Item 1A. Risk Factors” located elsewhere in this Annual Report on Form 10-K.

Overview

We operate as an equipment leasing and finance program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve.  With the proceeds from the sale of our Shares, we invested in equipment subject to leases, other equipment financing, and residual ownership rights in items of leased equipment and established a cash reserve.  After the net offering proceeds were invested, additional investments were made with the cash generated from our investments to the extent that cash was not used for expenses, reserves and distributions to members.  The investment in additional equipment leases and other financing transactions in this manner is called “reinvestment.” We anticipate investing in equipment leases and other financing transactions from time to time through the end of our operating period on April 30, 2014. After the operating period, we will then sell our assets in the ordinary course of business during a time frame called the “liquidation period.” If our Manager believes it would benefit our members to reinvest the proceeds received from investments in additional investments during the liquidation period, our Manager may do so.

Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our LLC Agreement.

Our offering period ended on April 30, 2009 and our operating period commenced on May 1, 2009. During our offering period, we raised total equity of $347,686,947. Our operating period will end on April 30, 2014 and our liquidation period will commence on May 1, 2014.

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

Our Manager believes the U.S. economy is likely to continue its gradual recovery, with the pace of economic growth increasing through 2014 due to factors such as the rate of employment expansion and greater certainty with respect to U.S. tax and budget policies.

Significant Transactions

        We engaged in the following significant transactions during the years ended December 31, 2013, 2012 and 2011:

Telecommunications Equipment

        From July 15, 2010 through March 31, 2011, we purchased telecommunications equipment for approximately $5,029,000 and simultaneously leased the equipment to Broadview Networks Holdings, Inc. and Broadview Networks Inc. (collectively, “Broadview”).  The base term of the four leases is for a period of 36 months, which commenced between August 1, 2010 and April 1, 2011.  On August 22, 2012, Broadview commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court in the Southern District of New York.  On November 14, 2012, Broadview completed a prepackaged restructuring, emerged from bankruptcy and affirmed all of our leases. During 2013, upon the expiration of three leases, Broadview purchased telecommunications equipment subject to the leases from us for an aggregate amount of $460,725. No gain or loss was recorded as a result of these sales.

        On November 30, 2011, at the expiration of a lease schedule, we sold certain telecommunications equipment to Global Crossing Telecommunications, Inc. for approximately $3,727,000. We recorded a gain on sale of approximately $1,597,000.

Coal Drag Line

        On July 9, 2012, Patriot Coal Corporation and substantially all of its subsidiaries, including Magnum Coal Company, LLC (“Magnum”), commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court in the Southern District of New York. On March 11, 2013, we amended our lease with Magnum to expire on August 1, 2015.  Upon our receipt of the final payment, title to the underlying equipment will be transferred to Magnum. The terms of the amendment resulted in the reclassification of the lease from an operating lease to a finance lease.

Marine Vessels and Equipment

        During 2009, we purchased three barges, the Leighton Mynx, the Leighton Stealth and the Leighton Eclipse, and a pipelay barge, the Leighton Faulkner (collectively, the “Leighton Vessels”), and simultaneously leased back the Leighton Vessels to an affiliate of Leighton Offshore Pte. Ltd. (“Leighton”) for a period of 96 months that expire between June 2017 and January 2018.

        On May 16, 2013, Leighton provided notice to us that it was exercising its purchase options on the Leighton Vessels. On August 23, 2013, Leighton, in accordance with the terms of a bareboat charter scheduled to expire on June 25, 2017, exercised its option to purchase the Leighton Mynx from us for $25,832,445, including payment of swap-related expenses of $254,719. In addition, Leighton paid all break costs and legal fees incurred by us with respect to the sale of the Leighton Mynx. As a result of the termination of the lease and the sale of the vessel, we recognized additional finance income of approximately $562,000. A portion of the proceeds from the sale of the Leighton Mynx were used to repay Leighton’s seller’s credits of $7,335,000 related to our original purchase of the barge as well as to satisfy third-party non-recourse debts related to the barge by making a payment of approximately $13,291,000. As part of the repayment, the interest rate swaps related to the debts were terminated and a loss on derivative financial instruments of approximately $211,000 was recognized. The remaining Leighton Vessels are currently subject to bareboat charters. The purchase option price of each barge is the higher of a fixed purchase option price and the fair market value. The aggregate fixed purchase option price for the three remaining barges is $106,350,000. Following an arbitration proceeding held in February 2014 to determine the validity of certain valuations submitted by our Manager, the aggregate fair market value determined by the arbitrators for the three remaining barges was $154,500,000.

        On March 29, 2011, we and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., an entity also managed by our Manager (“Fund Fourteen”), entered into a joint venture owned 25% by us and 75% by Fund Fourteen for the purpose of acquiring two aframax product tankers and two VLCCs.  Our contribution to the joint venture was approximately $12,166,000.  The aframax product tankers were each acquired for $13,000,000 and simultaneously bareboat chartered to AET Inc. Limited (“AET”) for a period of three years.  The VLCCs were each acquired for $72,000,000 and simultaneously bareboat chartered to AET for a period of 10 years.

        We and ICON Income Fund Ten Liquidating Trust, an entity in which our Manager acts as Managing Trustee (formerly known as ICON Income Fund Ten, LLC) (the “Fund Ten Liquidating Trust”), had ownership interests of 51% and 49%, respectively, in a joint venture which owned an aframax product tanker, the Mayon Spirit, subject to a bareboat charter.  As a result of negotiations to remarket and ultimately dispose of certain vessels, our Manager reviewed the joint venture’s investment in the Mayon Spirit and determined that the net book value of the vessel exceeded the fair value.  As a result, the joint venture recognized impairment charges of approximately $21,858,000 during the year ended December 31, 2011.  On September 23, 2011, the joint venture sold the vessel for approximately $8,275,000 and satisfied the remaining related third-party debt.  The joint venture recorded a loss on sale of approximately $94,000.

        On May 22, 2013, we entered into a termination agreement with AET whereby AET returned the aframax product tanker, the Eagle Centaurus, to us prior to the scheduled charter termination date of November 13, 2013. As part of the termination, AET paid an early termination fee of $1,400,000 and the balance of the charter hire through the end of the original charter term of approximately $1,487,000. On June 5, 2013, the Eagle Centaurus was sold to a third party for approximately $6,689,000. We recognized a net gain of approximately $197,000 from the transactions, comprised of a gain on lease termination of approximately $2,887,000 and a loss on sale of assets of approximately $2,690,000.  Simultaneously with the sale, we used the proceeds from the sale of the Eagle Centaurus to satisfy the remaining third-party debt obligations of approximately $9,732,000 that were related to the Eagle Centaurus and the Eagle Auriga. As part of the repayment, the interest rate swaps related to the debt were terminated and a loss on derivative financial instruments of approximately $129,000 was recognized.

        On July 2, 2013, Lily Shipping Ltd. (“Lily Shipping”), in accordance with the terms of a bareboat charter scheduled to expire on October 29, 2014, exercised its option to purchase the product tanker, the Ocean Princess, from us for $5,790,000. In addition, we collected the charter hire of $553,500 for the period July 1, 2013 through November 1, 2013. As a result of the termination of the lease and the sale of the product tanker, we recognized additional finance income of approximately $116,000, comprised of a gain on lease termination of approximately $554,000 and a loss on sale of asset of approximately $438,000. A portion of the proceeds from the sale of the vessel were used to repay Lily Shipping a seller’s credit of approximately $4,300,000 related to our original purchase of the vessel.

        On August 6, 2013, we entered into a termination agreement with AET whereby AET returned the aframax product tanker, the Eagle Auriga, to us prior to the scheduled charter termination date of November 14, 2013. As part of the termination, AET paid an early termination fee of $1,400,000 and the balance of the charter hire through the end of the original charter term of approximately $1,505,000. On August 15, 2013, the Eagle Auriga was sold to a third party for approximately $5,579,000. We recognized a net gain of approximately $157,000 from the transactions, comprised of a gain on lease termination of approximately $2,905,000 and a loss on sale of assets of approximately $2,748,000.

        On October 17, 2013, two joint ventures owned 64.3% by us and 35.7% by the Fund Ten Liquidating Trust entered into two termination agreements with AET whereby AET returned two aframax tankers, the Eagle Carina and the Eagle Corona, to us prior to the scheduled charter termination date of November 14, 2013 and paid early termination fees of $2,800,000. On November 7, 2013, the Eagle Carina and the Eagle Corona were sold to third-parties for approximately $12,569,000. The joint ventures recognized total net gains of approximately $1,777,000 from the transactions, comprised of gains on lease terminations of approximately $3,034,000 and losses on sale of assets of approximately $1,257,000.

        There was no impairment taken as a result of our annual impairment review for the year ended December 31, 2011 on the Eagle Carina, the Eagle Corona, the Eagle Auriga and the Eagle Centaurus (collectively, the “Eagle Vessels”). However, our Manager had changed our end of lease residual values relating to the Eagle Vessels as a result of the review, which led to the remaining net book values of the Eagle Vessels being depreciated to the reduced residual values over the remaining terms of the leases using the straight-line method.

        In connection with our annual impairment review for the year ended December 31, 2012, our Manager concluded that the carrying value of the Eagle Vessels was not recoverable and determined that an impairment existed.  That determination was based on a forecast of undiscounted contractual cash flows for the remaining term of the lease and non-contractual cash flows based on a weighted average probability of alternate opportunities of re-leasing or disposing of the Eagle Vessels.  Projected future scrap rates were a critical component of that analysis as well as negotiated rates related to re-leasing of the Eagle Vessels.  Based on our Manager’s review of the Eagle Vessels, the net book value of the Eagle Vessels exceeded the estimated undiscounted cash flows and exceeded the fair value and, as a result, we recognized an impairment loss of approximately $35,296,000 for the year ended December 31, 2012.

        During 2013, several potential counterparties with whom our Manager was discussing re-leasing opportunities for the Eagle Vessels terminated negotiations, which was an indicator that the Eagle Vessels’ carrying value may be further impaired. We updated the estimates of the forecasted future cash flows and performed impairment testing. As a result, we recognized an additional impairment loss of approximately $1,800,000 for the year ended December 31, 2013. Projected future scrap rates were a critical component of these analyses.

        In connection with our annual impairment review for the year ended December 31, 2013, our Manager concluded that the carrying values of the Aegean Express and the Far Vizag (f/k/a the Arabian Express) were not recoverable and determined that an impairment existed.  That determination was based on a forecast of undiscounted contractual cash flows for the remaining term of the lease and non-contractual cash flows based on a weighted average probability of alternate opportunities of re-leasing or disposing of the two containership vessels.  Projected future scrap rates were a critical component of those analyses as well as negotiated rates related to re-leasing of the two vessels.  Based on our Manager’s review, the net book values of the Aegean Express and the Far Vizag exceeded the estimated undiscounted cash flows and exceeded the fair values and, as a result, we recognized an aggregate impairment loss of approximately $13,020,000 for the year ended December 31, 2013.

Manufacturing Equipment

        On May 16, 2011, we entered into an agreement to sell auto parts manufacturing equipment subject to lease with Sealynx Automotive Transieres SAS (“Sealynx”) for €3,000,000.  The purchase price was scheduled to be paid in three installments and bore interest at 5.5% per year.  We would retain title to the equipment until the final payment was received, which was due on June 1, 2013.  On April 25, 2012, Sealynx filed for Redressement Judiciaire, a proceeding under French law similar to a Chapter 11 reorganization under the U.S. Bankruptcy Code.  On July 8, 2013, Sealynx satisfied the terms of its finance lease by making a final payment of approximately €1,190,000 (US $1,528,000) to us, at which time, we transferred title to the equipment subject to the finance lease to Sealynx.

        A joint venture, ICON EAR, LLC (“ICON EAR”), owned 55% by us and 45% by ICON Leasing Fund Eleven, LLC, an entity also managed by our Manager (“Fund Eleven”), purchased and simultaneously leased back semiconductor manufacturing equipment to Equipment Acquisition Resources, Inc. (“EAR”) for approximately $15,730,000, of which our share was approximately $8,651,000.  The lease term commenced on July 1, 2008 and was scheduled to expire on June 30, 2013. As additional security for the purchase and lease, ICON EAR received mortgages on certain parcels of real property located in Jackson Hole, Wyoming.

        In October 2009, certain facts came to light that led our Manager to believe that EAR was perpetrating a fraud against EAR’s lenders, including ICON EAR. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

        On June 7, 2010, ICON EAR received judgments in the New York State Supreme Court against two principals of EAR who had guaranteed EAR’s lease obligations. ICON EAR has had the New York State Supreme Court judgments recognized in Illinois, where the principals live, but does not currently anticipate being able to collect on such judgments.

        On June 20, 2011, ICON EAR filed a complaint in the Court of Common Pleas, Hamilton County, Ohio, against the auditors of EAR alleging malpractice and negligent misrepresentation.  On May 3, 2012, the case was settled in ICON EAR’s favor for $590,000, of which our portion was approximately $360,000.

        On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to ICON EAR.  The complaint also sought the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code.  Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that ICON EAR received as security in connection with its investment.  Our Manager filed an answer to the complaint, which included certain affirmative defenses. Our Manager believes these claims are frivolous and intends to vigorously defend this action.  At this time, we are unable to predict the outcome of this action or loss therefrom.

        Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 6, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against ICON EAR, thereby dismissing ICON EAR’s claims to the proceeds resulting from the sale of the EAR equipment. ICON EAR appealed this decision.  On September 16, 2013, the lower court’s ruling was affirmed by the Illinois Appellate Court.  On October 21, 2013, ICON EAR filed a Petition for Leave to Appeal with the Supreme Court of Illinois appealing the decision of the Illinois Appellate Court, which petition was denied on January 29, 2014. The only remaining asset owned by ICON EAR at December 31, 2013 and 2012 was real property with a carrying value of approximately $290,000 and the carrying value of our investment in the joint venture was approximately $175,000.

    On January 4, 2012, MWU Universal, Inc. (“MWU”) and certain of its subsidiaries satisfied their obligations relating to two of the three lease schedules.  On August 20, 2012, we sold the automotive manufacturing equipment subject to lease with LC Manufacturing, LLC, a wholly owned subsidiary of MWU (“LC Manufacturing”), and terminated warrants issued to us for aggregate proceeds of approximately $8,300,000.  As a result, based on our 93.67% ownership interest in ICON MW, LLC, our joint venture with Fund Eleven, we received proceeds in the amount of approximately $7,775,000 and recognized a loss on the sale of approximately $89,000. In addition, our Manager evaluated the collectability of the personal guaranty of a previous owner of LC Manufacturing and, based on the findings, ICON MW recorded a credit loss of approximately $5,411,000, of which our portion was approximately $5,068,000. In February 2013, we commenced an action against such guarantor, which is currently pending.

        On October 7, 2013, we, through a joint venture owned 45% by us and 55% by Fund Eleven, upon the expiration of the lease with Pliant Corporation (“Pliant”), sold the plastic processing and printing equipment to Pliant for $7,000,000. Our share of the gain on sale of assets was approximately $1,100,000.

Mining Equipment

        On December 30, 2011, we sold mining equipment that was subject to lease with American Energy Corp. and The Ohio Valley Coal Company for approximately $1,300,000 and recorded a loss on the sale of approximately $487,000.

        On September 12, 2013, a joint venture owned by us, ICON ECI Fund Sixteen, an entity also managed by our Manager (“Fund Sixteen”), and Fund Eleven, purchased mining equipment for $15,107,000. The equipment is subject to a 24 month lease with Murray Energy Corporation and certain of its affiliates (collectively, “Murray”), which expires on September 30, 2015. On December 1, 2013, Fund Sixteen contributed capital of $933,678 to the joint venture, inclusive of acquisition fees, resulting in a reallocation of the percentage ownership interests in the joint venture to 26.4% by us, 67.0% by Fund Eleven and 6.6% by Fund Sixteen. As a result, we received a corresponding return of capital. On February 1, 2014, Fund Sixteen contributed additional capital of $1,725,517 to the joint venture, inclusive of acquisition fees, resulting in a further reallocation of the percentage ownership interests in the joint venture to 13.2% by us, 67% by Fund Eleven and 19.8% by Fund Sixteen. As a result, we received a corresponding return of capital.

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

Gas Compressors

On July 15, 2011, a joint venture owned 49.54% by us, 40.53% by Fund Fourteen and 9.93% by Hardwood Partners, LLC (“Hardwood”), amended the master lease agreement with Atlas Pipeline Mid-Continent, LLC (“APMC”) requiring APMC to purchase the eight gas compressors it leased from the joint venture upon lease termination.  The joint venture received an amendment fee of $500,000 and the leases were reclassified from operating leases to finance leases.

On September 14, 2011, the joint venture financed future receivables related to the leases with APMC by entering into a non-recourse loan agreement with Wells Fargo in the amount of approximately $10,628,000.  Wells Fargo received a first priority security interest in the gas compressors, among other collateral.  The loan bore interest at the rate of 4.08% per year and was scheduled to mature on September 1, 2013.

On May 30, 2013, in accordance with the terms of the lease, the joint venture sold the eight gas compressors to APMC for $7,500,000. As a result, we recognized a gain on sale of approximately $384,000. Simultaneously with the sale, the joint venture prepaid and satisfied its non-recourse debt obligation with Wells Fargo for $7,500,000. As a result, we recognized a loss on extinguishment of debt of approximately $86,000, which is included in interest expense on the consolidated statements of comprehensive loss.

Notes Receivable

On June 29, 2009, we and Fund Fourteen entered into a joint venture for the purpose of making term loans in the aggregate amount of $20,000,000 to the INOVA Borrowers. Effective January 1, 2011, we exchanged our 52.09% ownership interest in the joint venture for our proportionate share of the notes receivable owned by the joint venture.  The aggregate principal balance of the notes on January 1, 2011 was approximately $8,348,000, and the notes bore interest at 15% per year and were scheduled to mature on August 1, 2014.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was deconsolidated and then terminated. On January 31, 2014, the INOVA Borrowers satisfied their obligation in connection with three term loans scheduled to mature on August 1, 2014 by making a prepayment of approximately $1,672,000.

On December 23, 2009, a joint venture owned by us and Fund Fourteen made a second priority term loan to Quattro Plant Limited (“Quattro Plant”) in the amount of £5,800,000 (approximately $9,462,000) as part of a £24,800,000 term loan facility. The loan was secured by all of Quattro Plant’s rail support construction equipment, among other collateral.  The loan bore interest at 20% per year and was for a period of 33 months, which began on January 1, 2010. Effective January 1, 2011, we exchanged our 49.13% ownership interest in the joint venture for an assignment of our proportionate share of the future cash flows of the loan receivable from Quattro Plant, which was previously owned by the joint venture.  As a result of this assignment, we recorded a loan receivable of approximately £2,478,000, which bore interest at 20% per year and was scheduled to mature on October 1, 2012.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was deconsolidated and then terminated.  On October 16, 2012, Quattro Plant extended the term of its loan facility for a period of five months until February 28, 2013.  On November 14, 2012, Quattro Plant satisfied its obligation in connection with its loan facility by making a prepayment of approximately $872,000.

On September 1, 2010, we made a term loan to EMS Enterprise Holdings, LLC, EMS Holdings II, LLC, EMS Engineered Materials Solutions, LLC, EMS CUP, LLC and EMS EUROPE, LLC (collectively, “EMS”) in the amount of $3,200,000.  The loan bore interest at 13% per year and was scheduled to mature on September 1, 2014.  The loan was secured by metal cladding and production equipment. On September 3, 2013, EMS satisfied its obligation in connection with the term loan by making a prepayment of approximately $1,423,000 to us, comprised of all outstanding principal, accrued and unpaid interest, and prepayment fees of $72,500. As a result, we recognized additional finance income of approximately $72,000.

On September 24, 2010, we made a term loan to Northern Crane Services, Inc. (“Northern Crane”) in the amount of $9,750,000 as part of a $150,000,000 term loan facility.  The loan accrued interest at 15.75% per year and was for a period of 54 months beginning on October 1, 2010.  The loan was secured by a first priority security interest in lifting and transportation equipment, which was valued at approximately $121,200,000 on the date the transaction occurred.  On May 22, 2012, Northern Crane satisfied its obligations in connection with the term loan by making a prepayment of approximately $7,955,000, which included a prepayment fee of approximately $227,000, which was recognized as additional finance income.

On December 23, 2010, a joint venture owned 52.75% by us, 12.25% by the Fund Ten Liquidating Trust and 35% by Fund Eleven restructured four promissory notes issued by affiliates of Northern Leasing Systems, Inc. (collectively, “Northern Leasing”) by extending each note’s term and increasing each note’s interest rate by 1.50%.  The restructured notes bore interest at rates ranging from 9.47% to 9.90% per year and were scheduled to mature through February 15, 2013. Effective January 1, 2011, we exchanged our 52.75% ownership interest in the joint venture for our proportionate share of the notes receivable from Northern Leasing previously owned by the joint venture. The aggregate principal balance of the notes was approximately $5,327,000. No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was deconsolidated and then terminated.  On May 2, 2012, certain affiliates of Northern Leasing satisfied their obligations in connection with the promissory notes by making a prepayment of approximately $5,018,000.

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

On February 3, 2012, we made a term loan in the amount of $13,593,750 to subsidiaries of Revstone Transportation, LLC (collectively, “Revstone”) as part of a $37,000,000 term loan facility.  The loan bore interest at 15% per year and was for a period of 60 months.  The loan was secured by a first priority secured interest in all of Revstone’s assets, including a mortgage on real property, which were valued at approximately $69,282,000 on the date the transaction occurred.  In addition, we agreed to make a secured capital expenditure loan to Revstone (the “CapEx Loan”).  Between April and October 2012, Revstone borrowed approximately $514,000 in connection with the CapEx Loan.  The CapEx Loan bore interest at 17% per year and was scheduled to mature on March 1, 2017.  The CapEx Loan was secured by a first priority security interest in automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in the term loan collateral.  On November 15, 2012, Revstone satisfied its obligations in connection with the term loan and the CapEx Loan by making a prepayment of approximately $13,993,000, which included a prepayment fee  of approximately $660,000, which was recognized as additional finance income.

On February 29, 2012, we made a term loan in the amount of $2,000,000 to VAS as part of a $42,755,000 term loan facility.  The loan bears interest at variable rates ranging between 12% and 14.5% per year and is for a period of 33 months.  The loan is secured by a second priority security interest in all of VAS’s assets, which were valued at approximately $165,881,000 on the date the transaction occurred.

On July 24, 2012, we made a term loan in the amount of $500,000 to Frontier as part of a $5,000,000 term loan facility.  The loan bears interest at 14% per year and is for a period of 66 months.  The loan is secured by, among other things, a first priority security interest in Frontier’s saltwater disposal wells and related equipment and a second priority security interest in Frontier’s other assets, including real estate, machinery and accounts receivable, which were valued at approximately $38,925,000 on the date the transaction occurred. On October 11, 2013, Frontier made a partial prepayment of approximately $78,000 and paid a prepayment fee of approximately $8,900, which was recognized as additional finance income.

On September 10, 2012, we made a term loan in the amount of $4,080,000 to Superior as part of a $17,000,000 term loan facility.  The loan bears interest at 12% per year and is for a period of 60 months.  The loan is secured by, among other things, a first priority security interest in Superior’s assets, including tube manufacturing and related equipment and a mortgage on real property, and a second priority security interest in Superior’s accounts receivable and inventory, which were valued at approximately $32,387,000 on the date the transaction occurred.

On November 28, 2012, we made a term loan in the amount of $4,050,000 to SAE as part of a $80,000,000 term loan facility.  The loan bears interest at 13.5% per year and is for a period of 48 months.  The loan is secured by, among other things, a first priority security interest in all the existing and thereafter acquired assets, including seismic testing equipment, of SAE and its parent company, SAExploration Holdings, Inc. (“SAE Holdings”), and a pledge of all the equity interests in SAE and SAE Holdings.  In addition, we acquired warrants, exercisable until December 5, 2022, to purchase 0.05% of the outstanding common stock of SAE Holdings. On October 31, 2013, we entered into an amendment to the loan agreement with SAE to amend certain provisions and covenant ratios. As a result of the amendment, we received an amendment fee of approximately $31,000.

On February 12, 2013, we made available a secured term loan in the amount of $2,700,000 to NTS as part of a $6,000,000 facility.  On March 28, 2013, NTS borrowed $765,000 in connection with the loan and on June 27, 2013, NTS drew down the remaining $1,935,000 from the facility. The loan bears interest at 12.75% per year and matures on July 1, 2017. The loan is secured by a first priority security interest in all of the equipment and assets of NTS.

On April 5, 2013, we made a secured term loan in the amount of $3,870,000 to LSC.  The loan bears interest at 13.5% per year and matures on August 1, 2018.  The loan is secured by, among other things, a second priority security interest in LSC’s liquid storage tanks, blending lines, packaging equipment, accounts receivable and inventory, which were valued in the aggregate at approximately $52,030,000 on the date the transaction occurred. The value of the collateral on the date the transaction occurred exceeded the total amount of the first and second liens. On December 11, 2013, LSC made a partial prepayment of approximately $1,355,000, which included a prepayment fee of approximately $65,000, which was recognized as additional finance income.

On September 16, 2013, we made a secured term loan in the amount of $11,000,000 to Cenveo. The loan bears interest at the current London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus 11.0% per year and is for a period of 60 months. The loan is secured by a first priority security interest in specific equipment used to produce, print, fold, and package printed commercial envelopes, which was valued at $29,123,000 on the date the transaction occurred. On October 31, 2013, we borrowed $7,150,000 of non-recourse long-term debt secured by our interest in the secured term loan to, and collateral from, Cenveo. The non-recourse long-term debt matures on October 1, 2018 and bears interest at LIBOR plus 6.5% per year.

On May 15, 2013, a joint venture owned 21% by us, 39% by Fund Eleven and 40% by ICON ECI Fund Fifteen, L.P., an entity also managed by our Manager (“Fund Fifteen”), purchased a portion of an approximately $208,000,000 subordinated credit facility for JAC from Standard Chartered. The aggregate purchase price for the joint venture’s portion of the subordinated credit facility was $28,462,500. The subordinated credit facility bears interest at rates ranging between 12.5% and 15.0% per year and matures in January 2021. The subordinated credit facility is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex. Our initial contribution to the joint venture was approximately $6,456,000.

On November 26, 2013, we, Fund Fifteen and a third-party creditor (collectively the “Lenders”), made a superpriority, secured term loan in the amount of $30,000,000 to Green Field of which our share was $7,500,000. The loan bears interest at LIBOR plus 10%, matures in 9 months and is secured by a superpriority security interest in all of Green Field’s assets. Subsequent to December 31, 2013, Green Field satisfied its obligations in connection with the loan.

Acquisition Fees

In connection with the transactions that we entered into during the years ended December 31, 2013, 2012 and 2011, we paid acquisition fees to our Manager in the aggregate amount of approximately $1,975,000, $1,367,000 and $2,585,000, respectively.

Subsequent Events

On March 4, 2014, a joint venture owned 60% by us, 15% by Fund Fifteen, 15% by Fund Fourteen and 10% by Fund Sixteen, purchased mining equipment, which was subsequently leased to Blackhawk Mining, LLC for 48 months. The aggregate purchase price for the equipment was funded by approximately $17,860,000 in cash and $7,500,000 of non-recourse long-term debt.

Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-01, Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2013-01 clarified ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which was issued in December 2011. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transaction subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on a basis of U.S. GAAP basis and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (IFRS). The adoption of ASU 2013-01 became effective for us on January 1, 2013 and resulted in additional disclosure requirements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which requires an entity to disclose information about the amounts reclassified out of accumulated other comprehensive income, by component, on the respective line items of net income. The adoption of ASU 2013-02 became effective for us on January 1, 2013 and did not have a material effect on our consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”), which clarifies guidance to the release of the cumulative translation adjustment when an entity sells all or part of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. We are required to adopt ASU 2013-05 on January 1, 2014, which is not expected to have a material effect on our consolidated financial statements.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of credit loss reserves, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•               Lease classification and revenue recognition;

•               Asset impairments;

•               Depreciation;

•               Notes receivable and revenue recognition;

•               Credit quality of notes receivable and finance leases and credit loss reserve; and

•               Derivative financial instruments.

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified as either a finance lease or an operating lease, based upon the terms of each lease.  The estimated residual value is a critical component of and can directly influence the determination as to whether a lease is classified as an operating or a finance lease.

Our Manager has an investment committee that approves each new equipment lease and other financing transaction. As part of its process, the investment committee determines the estimated residual value, if any, to be used once the investment has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with our impairment review policy.

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

For finance leases, we capitalize, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease less unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected or written off. We record a reserve if we deem any receivables not collectible. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate. Initial direct costs are capitalized as a component of the cost of the equipment and depreciated over the lease term.

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value.  If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statements of comprehensive loss in the period the determination is made.

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

Notes Receivable and Revenue Recognition

Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate the loans, net of any unamortized premiums or discounts on purchased loans. We use the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment. Unearned income, discounts and premiums are amortized to finance income in our consolidated statements of comprehensive loss using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our consolidated balance sheets. Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income in our consolidated statements of comprehensive loss.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

Our Manager  weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers.  A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As our financing receivables, generally notes receivable and finance leases, are limited in number, our Manager is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics and credit loss reserve.  Financing receivables are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a financing receivable becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, our Manager analyzes whether a credit loss reserve should be established or whether the financing receivable should be restructured. Material events would be specifically disclosed in the discussion of each financing receivable held.

Notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, our Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days and based upon our Manager’s judgment, these accounts may be placed in a non-accrual status.

In accordance with the cost recovery method, payments received on non-accrual loans are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal of non-accrual loans is not in doubt, interest income is recognized on a cash basis. Loans in non-accrual status may not be restored to accrual status until all delinquent payments have been received, and we believe recovery of the remaining unpaid receivable is probable.

        When our Manager deems it is probable that we will not be able to collect all contractual principal and interest on a non-performing note receivable, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the asset underlying the note when note repayment is collateral dependent. If it is determined that the impaired value of the non-performing note receivable is less than the net carrying value, we will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings. We then charge off a loan in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of the loan.

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

We recognize all derivative financial instruments as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in accumulated other comprehensive (loss) income, a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Results of Operations for the Years Ended December 31, 2013 (“2013”) and 2012 (“2012”)

The following percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of the carrying value of such assets, finance income or rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	December 31,
	2013		2012
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Offshore oil field services equipment	$93,951,371	63%	$129,432,754	74%
Printing equipment	10,961,912	7%	-	-
Marine - crude oil tanker	10,102,586	7%	10,291,463	6%
On-shore oil field services equipment	8,017,099	6%	562,405	1%
Coal drag line	7,495,844	5%	-	-
Tube manufacturing equipment	4,152,432	3%	4,185,608	2%
Seismic imaging equipment	4,128,632	3%	4,111,660	2%
Telecommunications equipment	3,168,851	2%	2,374,753	1%
Lubricant manufacturing equipment	2,737,695	2%	-	-
Analog seismic system equipment	1,878,037	1%	4,377,368	3%
Aircraft engines	1,687,232	1%	1,937,546	1%
Gas compressors	-	-	7,093,864	4%
Marine - product tankers	-	-	6,493,303	4%
Metal cladding & production equipment	-	-	1,950,932	1%
Automotive manufacturing equipment	-	-	1,535,780	1%
	$148,281,691	100%	$174,347,436	100%

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During 2013 and 2012, one customer generated a significant portion (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2013	2012
Leighton Holdings Limited	Offshore oil field services equipment	63%	58%

Interest income from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of comprehensive loss.

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	December 31,
	2013		2012
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Offshore oil field services equipment	$35,135,234	64%	$39,234,370	28%
Marine - container vessels	20,071,331	36%	36,538,579	26%
Marine - crude oil tanker	-	-	56,059,700	39%
Coal drag line	-	-	9,436,912	7%
	$55,206,565	100%	$141,269,561	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During 2013 and 2012, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2013	2012
AET Inc. Limited	Marine - crude oil tanker	51%	54%
Swiber Holdings Limited	Offshore oil field services equipment	28%	21%
Vroon Group B.V.	Marine - container vessels	21%	15%
		100%	90%

Revenue and other income for 2013 and 2012 is summarized as follows:

	Years Ended December 31,
	2013	2012	Change
Finance income	$16,811,076	$20,244,446	$(3,433,370)
Rental income	32,785,533	44,294,357	(11,508,824)
Income from investment in joint ventures	4,061,317	1,498,912	2,562,405
Gain on lease termination	8,827,010	-	8,827,010
(Loss) gain on sale of assets, net	(6,695,492)	1,075,778	(7,771,270)
Litigation settlement	-	418,900	(418,900)
Total revenue and other income	$55,789,444	$67,532,393	$(11,742,949)

Total revenue and other income for 2013 decreased $11,742,949, or 17.4%, as compared to 2012. The decrease in rental income was primarily due to the termination of seven operating leases and the reclassification of one lease from an operating lease to a finance lease during and after 2012. The decrease in finance income was primarily due to repayments of six notes receivable and the termination or expiration of six finance leases during and after 2012. The decrease in litigation settlement was due to proceeds received from a favorable court settlement against EAR’s auditors during 2012. These decreases were partially offset by our investment in nine new notes receivable during and after 2012. The increase in income from investment in joint ventures was primarily due to our investments in two new joint ventures during 2013, and our share of the gain on sale of assets of a joint venture owned 45% by us and 55% by Fund Eleven. In addition, during 2013, we had a net gain of $2,131,518 on the lease termination and subsequent sales of the Eagle Vessels, comprised of a gain on lease termination of $8,827,010 and a net loss on sale of assets of $6,695,492, as compared to a net gain of $1,075,778 in 2012.

Expenses for 2013 and 2012 are summarized as follows:

	Years Ended December 31,
	2013	2012	Change
Management fees	$3,247,710	$4,569,168	$(1,321,458)
Administrative expense reimbursements	2,284,264	2,857,713	(573,449)
General and administrative	3,169,333	2,689,890	479,443
Interest	8,677,154	12,252,988	(3,575,834)
Depreciation	29,824,603	40,560,520	(10,735,917)
Credit loss, net	-	5,066,484	(5,066,484)
Impairment loss	14,790,755	35,295,894	(20,505,139)
Loss on disposition of assets of foreign investment	1,447,361	-	1,447,361
Loss (gain) on derivative financial instruments	188,534	(2,780,814)	2,969,348
Total expenses	$63,629,714	$100,511,843	$(36,882,129)

Total expenses for 2013 decreased $36,882,129, or 36.7%, as compared to 2012. The decrease in impairment loss was primarily due to a larger impairment loss during 2012 in connection with the Eagle Vessels as compared to 2013 in connection with the Aegean Express and the Far Vizag (f/k/a the Arabian Express). The decrease in depreciation was primarily due to the sale of four vessels previously subject to operating leases in 2013, and the reclassification of one lease from an operating lease to a finance lease during 2013. During 2012, we recognized a credit loss on a personal guaranty relating to the lease with LC

Manufacturing with no comparable charge during 2013. The decrease in interest was primarily due to the repayment of debts in 2013 associated with the sale of six vessels and eight gas compressors. Management fees and administrative expense reimbursements have decreased due to the decrease in size of our investment portfolio since 2012. The decreases were partially offset by the increase in the valuation of our warrants during 2012, without any comparable increase in 2013, and the loss on disposition of foreign investment recognized in 2013 as a result of the reclassification of the accumulated loss on currency translation adjustment out of accumulated other comprehensive (loss) income (“AOCI”) due to the sale of the associated foreign investment.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests increased $6,506,969, from a loss of $4,969,770 in 2012 to income of $1,537,199 in 2013. The increase was primarily due to a larger impairment and operating loss recorded during 2012, as compared to 2013, in connection with the Eagle Vessels.

Other Comprehensive Income

Other comprehensive income for 2013 increased $1,440,736, or 65.6%, as compared to 2012 primarily due to the release of the accumulation of currency translation adjustments in connection with the repayment by Sealynx during 2013.

Net Loss Attributable to Fund Twelve

As a result of the foregoing factors, net loss attributable to us for 2013 and 2012 was $9,377,469 and $28,009,680, respectively. Net loss attributable to us per weighted average additional Share outstanding for 2013 and 2012 was $26.65 and $79.56, respectively.

Results of Operations for the Years Ended December 31, 2012 (“2012”) and 2011 (“2011”)

The following percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of the carrying value of such assets, finance income or rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	December 31,
	2012		2011
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Offshore oil field services equipment	$129,432,754	74%	$143,464,624	71%
Marine - crude oil tanker	10,291,463	6%	10,485,419	6%
Gas compressors	7,093,864	4%	7,841,466	4%
Marine - product tankers	6,493,303	4%	7,709,533	4%
Analog seismic system equipment	4,377,368	3%	6,542,561	3%
Tube manufacturing equipment	4,185,608	2%	-	-
Seismic imaging equipment	4,111,660	2%	-	-
Telecommunications equipment	2,374,753	1%	4,213,063	2%
Metal cladding & production equipment	1,950,932	1%	2,800,041	1%
Aicraft engines	1,937,546	1%	-	-
Automotive manufacturing equipment	1,535,780	1%	2,695,055	1%
On-shore oil field services equipment	562,405	1%	-	-
Cranes & transportation equipment	-	-	8,729,806	4%
Point of sale equipment	-	-	5,306,784	3%
Rail support construction equipment	-	-	2,800,538	1%
	$174,347,436	100%	$202,588,890	100%

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

Interest income from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of comprehensive loss.

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

Total revenue and other income for 2012 decreased $8,249,514, or 10.9%, as compared to 2011. The decrease in rental income was primarily due to the termination of ten operating leases and the reclassification of two leases from operating to finance leases during and after 2011. The decrease in finance income was primarily due to (i) the prepayment of six notes receivable during 2012 and (ii) the termination of five finance leases during and after 2011. The decrease in finance income was partially offset by our investment in six new notes receivable during 2012. The increase in income from investment in joint ventures was primarily due to the operating results of our investments in two new joint ventures entered into during 2011.

Expenses for 2012 and 2011 are summarized as follows:

	Years Ended December 31,
	2012	2011	Change
Management fees	$4,569,168	$4,812,299	$(243,131)
Administrative expense reimbursements	2,857,713	2,795,143	62,570
General and administrative	2,689,890	2,740,019	(50,129)
Interest	12,252,988	14,799,661	(2,546,673)
Depreciation	40,560,520	30,010,953	10,549,567
Credit loss, net	5,066,484	674,000	4,392,484
Impairment loss	35,295,894	23,016,556	12,279,338
Vessel operating expense	-	1,444,183	(1,444,183)
Gain on derivative financial instruments	(2,780,814)	(756,451)	(2,024,363)
Total expenses	$100,511,843	$79,536,363	$20,975,480

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

Net Loss Attributable to Noncontrolling Interests

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

Other Comprehensive Income

Other comprehensive income for 2012 increased $329,264, or 17.7%, as compared to 2011 primarily due to the change in fair value of our derivative financial instruments.

Net (Loss) Income Attributable to Fund Twelve

As a result of the foregoing factors, net (loss) income attributable to us for 2012 and 2011 was $(28,009,680) and $2,953,773, respectively. Net (loss) income attributable to us per weighted average additional Share outstanding for 2012 and 2011 was $(79.56) and $8.39, respectively.

Financial Condition

This section discusses the major balance sheet variances at December 31, 2013 compared to December 31, 2012.

Total Assets

Total assets decreased $121,560,514, from $365,787,022 at December 31, 2012 to $244,226,508 at December 31, 2013. The decrease was primarily due to (i) cash used for repayment of non-recourse long-term debt, (ii) distributions to our members and noncontrolling interests, (iii) depreciation of leased equipment at cost and (iv) the impairment of certain leased equipment.

Current Assets

Current assets decreased $18,931,929, from $58,820,536 at December 31, 2012 to $39,888,607 at December 31, 2013. The decrease was primarily due to (i) distributions to our members and noncontrolling interests, (ii) cash used for repayment of our non-recourse long term debt, including the termination of two finance leases of which proceeds were paid directly to our lender by the lessee, and (iii) cash used for our investment in two new joint ventures and four new notes receivable. The decrease was partially offset by cash collections of rentals from operating leases and prepayments of notes receivable which were previously classified in non-current assets.

Total Liabilities

Total liabilities decreased $83,925,310, from $189,458,513 at December 31, 2012 to $105,533,203 at December 31, 2013. The decrease was primarily due to repayments of our non-recourse long-term debt during 2013.

Current Liabilities

Current liabilities decreased $20,888,694, from $72,923,290 at December 31, 2012 to $52,034,596 at December 31, 2013. The decrease was primarily due to (i) repayment of non-recourse long-term debt, (ii) the decrease in deferred revenue due to the recognition of income previously deferred from our operating leases and (iii) the decrease in derivative financial instruments liability due to the termination of six interest rate swaps during 2013.  The decrease in current liabilities was offset by an increase in accrued expenses and other current liabilities due to the increase in principal payments of our seller’s credit in 2014 as compared to 2013.

Equity

Equity decreased $37,635,204, from $176,328,509 at December 31, 2012 to $138,693,305 at December 31, 2013. The decrease was primarily due to distributions to our members and noncontrolling interests and our net loss.

Liquidity and Capital Resources

Summary

At December 31, 2013 and 2012, we had cash and cash equivalents of $13,985,307 and $30,980,776, respectively. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we enter into new investments, meet our debt obligations, pay distributions to our members and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

We anticipate being able to meet our liquidity requirements into the foreseeable future through the expected results of our operating and financing activities, as well as cash received from our investments at maturity. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control. See “Item 1A. Risk Factors.” In the event that our working capital is not adequate to fund our short-term liquidity needs, we could borrow against our revolving line of credit to meet such requirements. Our revolving line of credit is discussed in further detail below in “Revolving Line of Credit, Recourse.”

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds. As of December 31, 2013, the cash reserve was $1,738,435.

Cash Flows

The following table sets forth summary cash flow data:

	Years Ended December 31,
	2013	2012	2011
Net cash provided by (used in):
Operating activities	$31,200,193	$38,132,076	$42,423,491
Investing activities	16,677,549	22,294,745	12,990,912
Financing activities	(64,873,321)	(55,773,168)	(58,176,317)
Effects of exchange rates on cash and cash equivalents	110	9,688	(139,938)
Net (decrease) increase in cash and cash equivalents	$(16,995,469)	$4,663,341	$(2,901,852)

Note: See the Consolidated Statements of Cash Flows included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities

Cash provided by operating activities decreased $6,931,883, from $38,132,076 in 2012 to $31,200,193 in 2013.  The decrease was primarily due to the decrease in collection of rentals from operating leases and finance leases as a result of sales of leased assets and the decrease in interest income due to the repayment of notes receivable, partially offset by a reduction in administrative expense reimbursements and management fees.

Investing Activities

Cash provided by investing activities decreased $5,617,196, from $22,294,745 in 2012 to $16,677,549 in 2013. The decrease was primarily due to principal received on notes receivable as a result of six note receivable repayments in 2012 compared to one repayment in 2013 and an increase in investment in joint ventures, partially offset by an increase in proceeds from the sale of equipment and an increase in distributions received from joint ventures in excess of profits.

Financing Activities

Cash used in financing activities increased $9,100,153, from $55,773,168 in 2012 to $64,873,321 in 2013.  The increase was primarily due to an increase in repayments of non-recourse long-term debt and distributions to noncontrolling interests, partially offset by an increase in proceeds by incurring new non-recourse long-term debt through back leveraging a note receivable, and a decrease in distributions to members.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at December 31, 2013 of $55,370,983. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying loan or lease, resulting in our default on the non-recourse long-term debt, the assets would be returned to the lender in extinguishment of that debt.

Revolving Line of Credit, Recourse

On May 10, 2011, we entered into an agreement with CB&T for a revolving line of credit of up to $10,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.  At December 31, 2013, we had $9,370,177 available under the Facility pursuant to the borrowing base.

The Facility was extended through March 31, 2015.  The interest rate on general advances under the Facility is CB&T’s prime rate.  We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year.  In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year.  In addition, we are obligated to pay an annualized 0.50% fee on unused commitments under the Facility. At December 31, 2013, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility. Subsequent to December 31, 2013, we drew down $10,000,000 under the facility.

Distributions

We, at our Manager’s discretion, pay monthly distributions to each of our additional members beginning with the first month after each such member’s admission and expect to continue to pay such distributions until the end of our operating period. We paid distributions to our additional members of $25,953,936, $33,634,797 and $33,644,883 for the years ended December 31, 2013, 2012 and 2011, respectively. We paid distributions to our Manager of $262,158, $339,749 and $339,752 for the years ended December 31, 2013, 2012 and 2011, respectively. We paid distributions to our noncontrolling interests of $7,182,576, $4,364,926 and $12,169,963 for the years ended December 31, 2013, 2012 and 2011, respectively. During our liquidation period, we plan to make distributions in accordance with the terms of our LLC Agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets, and our receipt of rental, finance and other income from our investments.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2013, we had non-recourse and other debt obligations. The lenders have a security interest in the majority of the equipment collateralizing each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the equipment.  In such cases, the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At December 31, 2013 and 2012, our outstanding non-recourse long-term indebtedness and other debt obligations were $102,922,419 and $180,276,813, respectively.  We are a party to the Facility and had no borrowings under the Facility at December 31, 2013 and 2012.

Principal and interest maturities of our debt, seller’s credit and related interest consisted of the following at December 31, 2013:

	Payments Due by Period
		Less Than 1	1 - 3	4 - 5
	Total	Year	Years	Years	Thereafter
Non-recourse debt	$55,370,983	$44,606,812	$7,463,254	$3,300,917	$-
Seller's credit	54,631,000	4,817,000	6,994,000	37,640,000	5,180,000
Non-recourse debt interest and interest rate swap payments*	4,246,473	2,855,674	1,039,413	351,386	-
	$114,248,456	$52,279,486	$15,496,667	$41,292,303	$5,180,000

*These amounts contain (1) future interest payments on non-recourse debt that reflect the applicable fixed or variable rate in effect at December 31, 2013 and (2) future cash flows on interest rate swaps that reflect interest rates in effect at December 31, 2013. The cash flows on the non-recourse debt and the future cash flows on interest rate swaps, individually, will differ, perhaps significantly, based on the applicable market interest rates during their remaining term. However, since the purpose of our interest rate swaps is to fix the interest payments, when aggregated as in the above table, such amounts are not expected to differ during their remaining term.

In connection with certain investments, we are required to maintain restricted cash accounts with certain banks. Restricted cash of approximately $491,250 and $2,425,000 are presented within other non-current assets in our consolidated balance sheets at December 31, 2013 and 2012, respectively.

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

Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 6, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against ICON EAR that granted dismissal of ICON EAR’s claims to the proceeds resulting from the sale of certain EAR equipment. ICON EAR appealed this decision. On September 16, 2013, the lower court’s ruling was affirmed by the Illinois Appellate Court. On October 21, 2013, ICON EAR filed a Petition for Leave to Appeal with the Supreme Court of Illinois appealing the decision of the Illinois Appellate Court, which petition was denied on January 29, 2014.

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

If interest rates increase or decrease significantly, leases and notes receivable already in place would generally not be affected.

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

Our exposure to market risk relates primarily to our fixed-rate notes receivable and seller’s credit. As of December 31, 2013, the principal balance on our fixed-rate notes receivable was $45,166,973. As of December 31, 2013, the principal balance on our seller’s credit was $47,551,436.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of cash flows may be subjective and based on estimates. Changes in assumptions or estimates can have a material effect on these estimated fair values. The following fair values were determined using the interest rates that we believe our outstanding fixed-rate notes receivable and seller’s credit would warrant as of December 31, 2013 and are indicative of the interest rate environment as of December 31, 2013, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate notes receivable and seller’s credit is approximately $45,275,000 and $46,604,000, respectively, as of December 31, 2013.

We currently have six outstanding notes payable, which are our non-recourse debt obligations.  With respect to the non-recourse debt that is subject to variable interest, the interest rate for each non-recourse debt obligation is fixed pursuant to interest rate swap contracts to allow us to mitigate interest rate fluctuations.   Our hedging strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. The interest rate swaps involve the receipt of floating rate interest payments from a counterparty in exchange for us making fixed rate interest payments over the life of the agreement without exchange of the underlying notional amount. As a result, we consider these to be fixed positions since increases or decreases in interest rates have no effect on our interest payments due to those amounts having been fixed pursuant to the contracts. Therefore, the conditions in the credit markets as of December 31, 2013 have not had a material impact on us.  In addition, we have considered the risk of counterparty performance of our interest rate swaps by considering, among other things, the credit agency ratings of our counterparties.  Based on this assessment, we believe that the risk of counterparty non-performance is minimal. See Note 10 to our consolidated financial statements.

As of December 31, 2013, we had four floating-to-fixed interest rate swaps that are designated and qualifying as cash flow hedges with an aggregate notional amount of $41,405,424. These interest rate swaps have maturity dates ranging from April 24, 2014 to September 30, 2014.  As of December 31, 2013, we had one interest rate swap that is non-designated with a notional balance of $6,580,645 that is not speculative and is used only to mitigate our exposure to interest rate fluctuations.  While the interest rate swap contract effectively eliminates the risks related to interest rate fluctuations, the contract is reported at fair value each reporting period with the resulting changes being recorded as gains or losses on derivative financial instruments in the consolidated statements of comprehensive loss. A hypothetical increase of 1% in interest rates would increase the fair value of these contracts by approximately $621,000. A hypothetical decrease of 1% in interest rates would decrease the fair value of these contracts by approximately $879,000.

With respect to the Facility, which is subject to a variable interest rate, we have no outstanding amounts as of December 31, 2013.  Our Manager has evaluated the impact of the condition of the credit markets on our future cash flows and we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further.

We manage our exposure to equipment and residual risk by monitoring the markets in which our equipment is located and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ICON Leasing Fund Twelve, LLC

We have audited the accompanying consolidated balance sheets of ICON Leasing Fund Twelve, LLC (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Leasing Fund Twelve, LLC at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                                                                            /s/ ERNST & YOUNG LLP

New York, New York

March 19, 2014

ICON Leasing Fund Twelve, LLC

 (A Delaware Limited Liability Company)

Consolidated Balance Sheets

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$13,985,307	$30,980,776
Current portion of net investment in notes receivable	13,145,322	3,504,935
Current portion of net investment in finance leases	11,876,248	23,051,283
Other current assets	881,730	1,283,542
Total current assets	39,888,607	58,820,536
Non-current assets:
Net investment in notes receivable, less current portion	33,223,894	23,912,048
Net investment in finance leases, less current portion	90,036,227	123,879,170
Leased equipment at cost (less accumulated depreciation of
$38,848,729 and $111,464,733, respectively)	55,206,565	141,269,561
Investment in joint ventures	24,831,928	14,286,846
Other non-current assets	1,039,287	3,618,861
Total non-current assets	204,337,901	306,966,486
Total assets	$244,226,508	$365,787,022
Liabilities and Equity
Current liabilities:
Current portion of non-recourse long-term debt	$44,606,812	$62,260,590
Derivative financial instruments	809,705	3,267,800
Deferred revenue	655,206	3,771,239
Due to Manager and affiliates, net	374,363	278,630
Accrued expenses and other current liabilities	5,588,510	3,345,031
Total current liabilities	52,034,596	72,923,290
Non-current liabilities:
Non-recourse long-term debt, less current portion	10,764,171	61,081,250
Seller's credit	42,734,436	55,453,973
Total non-current liabilities	53,498,607	116,535,223
Total liabilities	105,533,203	189,458,513
Commitments and contingencies (Note 15)
Equity:
Members’ equity:
Additional members	128,936,157	164,205,604
Manager	(1,808,919)	(1,452,987)
Accumulated other comprehensive loss	(629,587)	(4,213,086)
Total members' equity	126,497,651	158,539,531
Noncontrolling interests	12,195,654	17,788,978
Total equity	138,693,305	176,328,509
Total liabilities and equity	$244,226,508	$365,787,022
See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2013	2012	2011
Revenue and other income:
Finance income	$16,811,076	$20,244,446	$21,683,823
Rental income	32,785,533	44,294,357	54,240,376
Income (loss) from investment in joint ventures	4,061,317	1,498,912	(1,224,469)
Gain on lease termination	8,827,010	-	-
(Loss) gain on sale of assets, net	(6,695,492)	1,075,778	1,082,177
Litigation settlement	-	418,900	-
Total revenue and other income	55,789,444	67,532,393	75,781,907
Expenses:
Management fees	3,247,710	4,569,168	4,812,299
Administrative expense reimbursements	2,284,264	2,857,713	2,795,143
General and administrative	3,169,333	2,689,890	2,740,019
Interest	8,677,154	12,252,988	14,799,661
Depreciation	29,824,603	40,560,520	30,010,953
Credit loss, net	-	5,066,484	674,000
Impairment loss	14,790,755	35,295,894	23,016,556
Vessel operating expense	-	-	1,444,183
Loss on disposition of assets of foreign investment	1,447,361	-	-
Loss (gain) on derivative financial instruments	188,534	(2,780,814)	(756,451)
Total expenses	63,629,714	100,511,843	79,536,363
Net loss	(7,840,270)	(32,979,450)	(3,754,456)
Less: net income (loss) attributable to noncontrolling interests	1,537,199	(4,969,770)	(6,708,229)
Net (loss) income attributable to Fund Twelve	(9,377,469)	(28,009,680)	2,953,773

Other comprehensive income:
Change in fair value of derivative financial instruments	2,180,188	2,166,933	1,842,883
Currency translation adjustment during the period	8,003	27,883	22,669
Currency translation adjustment reclassified to net income	1,447,361	-	-
Total other comprehensive income	3,635,552	2,194,816	1,865,552
Comprehensive loss	(4,204,718)	(30,784,634)	(1,888,904)
Less: comprehensive income (loss) attributable to noncontrolling interests	1,589,252	(4,877,935)	(6,516,556)
Comprehensive (loss) income attributable to Fund Twelve	$(5,793,970)	$(25,906,699)	$4,627,652

Net (loss) income attributable to Fund Twelve allocable to:
Additional members	$(9,283,695)	$(27,729,583)	$2,924,235
Manager	(93,774)	(280,097)	29,538
	$(9,377,469)	$(28,009,680)	$2,953,773

Weighted average number of additional members shares of limited liability
company interests outstanding	348,361	348,544	348,650
Net (loss) income attributable to Fund Twelve per weighted average additional
share of limited liability company interests outstanding	$(26.65)	$(79.56)	$8.39

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional
	Members
	Shares of			Accumulated
	Limited Liability			Other	Total
	Company	Additional		Comprehensive	Members'	Noncontrolling	Total
	Interests	Members	Manager	Loss	Equity	Interests	Equity
Balance, December 31, 2010	348,650	$256,441,129	$(522,927)	$(7,989,946)	$247,928,256	$62,787,341	$310,715,597
Net income (loss)	-	2,924,235	29,538	-	2,953,773	(6,708,229)	(3,754,456)
Change in fair value of derivative
financial instruments	-	-	-	1,651,210	1,651,210	191,673	1,842,883
Currency translation adjustments	-	-	-	22,669	22,669	-	22,669
Distributions	-	(33,644,883)	(339,752)	-	(33,984,635)	(12,169,963)	(46,154,598)
Deconsolidation of noncontrolling interests
in joint ventures	-	-	-	-	-	(17,068,983)	(17,068,983)
Balance, December 31, 2011	348,650	225,720,481	(833,141)	(6,316,067)	218,571,273	27,031,839	245,603,112
Net loss	-	(27,729,583)	(280,097)	-	(28,009,680)	(4,969,770)	(32,979,450)
Change in fair value of derivative
financial instruments	-	-	-	2,075,098	2,075,098	91,835	2,166,933
Currency translation adjustments	-	-	-	27,883	27,883	-	27,883
Distributions	-	(33,634,797)	(339,749)	-	(33,974,546)	(4,364,926)	(38,339,472)
Shares of limited liability company interests
repurchased	(221)	(150,497)	-	-	(150,497)	-	(150,497)
Balance, December 31, 2012	348,429	164,205,604	(1,452,987)	(4,213,086)	158,539,531	17,788,978	176,328,509
Net (loss) income	-	(9,283,695)	(93,774)	-	(9,377,469)	1,537,199	(7,840,270)
Change in fair value of derivative		-
financial instruments	-	-	-	2,128,135	2,128,135	52,053	2,180,188
Disposition of asset of foreign investment	-	-	-	1,447,361	1,447,361	-	1,447,361
Currency translation adjustments	-	-	-	8,003	8,003	-	8,003
Distributions	-	(25,953,936)	(262,158)	-	(26,216,094)	(7,182,576)	(33,398,670)
Shares of limited liability company interests
repurchased	(94)	(31,816)	-	-	(31,816)	-	(31,816)
Balance, December 31, 2013	348,335	$128,936,157	$(1,808,919)	$(629,587)	$126,497,651	$12,195,654	$138,693,305

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(7,840,270)	$(32,979,450)	$(3,754,456)
Adjustments to reconcile net loss to net cash provided by operating activities:
Finance income	(11,934,182)	(13,220,549)	(15,121,915)
Rental income paid directly to lenders by lessees	(21,243,166)	(30,192,648)	(33,629,325)
(Income) loss from investment in joint ventures	(4,061,317)	(1,498,912)	1,224,469
Depreciation	29,824,603	40,560,520	30,010,953
Interest expense on non-recourse financing paid directly to lenders by lessees	1,577,271	3,168,897	4,425,125
Interest expense from amortization of debt financing costs	691,194	895,309	1,132,390
Net accretion of seller's credit and other	2,301,984	1,874,319	1,638,569
Impairment loss	14,790,755	35,295,894	23,016,556
Credit loss, net	-	5,066,484	674,000
Gain on lease termination	(8,827,010)	-	-
Loss (gain) on sale of assets, net	6,695,492	(1,075,778)	(1,082,177)
Loss (gain) on derivative financial instruments	188,534	(2,780,814)	(756,451)
Loss on dispositions of assets of foreign investment	1,447,361	-	-
Changes in operating assets and liabilities:
Collection of finance leases	27,353,307	31,057,337	36,343,605
Other assets	2,307,702	1,208,639	(1,450,443)
Accrued expenses and other current liabilities	(1,612,354)	(265,405)	659,379
Deferred revenue	(1,767,545)	(25,936)	(1,319,779)
Due to Manager and affiliates, net	95,733	169,274	(173,137)
Distributions from joint ventures	1,212,101	874,895	586,128
Net cash provided by operating activities	31,200,193	38,132,076	42,423,491
Cash flows from investing activities:
Purchase of equipment	-	-	(2,012,552)
Proceeds from sale of leased equipment	43,665,811	13,377,666	17,509,575
Investment in joint ventures	(11,593,286)	(137,500)	(18,505,743)
Distributions received from joint ventures in excess of profits	3,897,420	756,792	6,277,642
Investment in notes receivable	(25,703,358)	(25,556,362)	-
Principal received on notes receivable	6,410,962	33,854,149	9,721,990
Net cash provided by investing activities	16,677,549	22,294,745	12,990,912
Cash flows from financing activities:
Proceeds from revolving line of credit, recourse	10,500,000	1,200,000	-
Repayment of revolving line of credit, recourse	(10,500,000)	(1,200,000)	-
Proceeds from non-recourse long-term debt	7,150,000	-	10,628,119
Repayment of non-recourse long-term debt	(37,111,835)	(16,742,199)	(22,108,838)
Repayment of seller's credit	(1,481,000)	(541,000)	(541,000)
Repurchase of shares of limited liability company interests	(31,816)	(150,497)	-
Distributions to noncontrolling interests	(7,182,576)	(4,364,926)	(12,169,963)
Distributions to members	(26,216,094)	(33,974,546)	(33,984,635)
Net cash used in financing activities	(64,873,321)	(55,773,168)	(58,176,317)
Effects of exchange rates on cash and cash equivalents	110	9,688	(139,938)
Net (decrease) increase in cash and cash equivalents	(16,995,469)	4,663,341	(2,901,852)
Cash and cash equivalents, beginning of year	30,980,776	26,317,435	29,219,287
Cash and cash equivalents, end of year	$13,985,307	$30,980,776	$26,317,435

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,350,859	$5,553,124	$6,119,129
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on non-recourse long-term debt
paid directly to lenders by lessees	$32,258,668	$32,619,459	$33,629,325
Exchange of equity interests in three consolidated joint ventures for the
proportionate share of certain notes receivable	$-	$-	$17,068,983
Reclassification of net assets from leased equipment at cost to net
investment in finance lease	$9,376,510	$-	$9,815,569
Termination fee paid directly to lender by lessee to settle debt obligation	$2,800,000	$-	$-
Proceeds from sale of equipment paid directly to lender in settlement of
non-recourse debt	$4,481,600	$-	$1,767,409
Settlement of seller's credit from sale of equipment	$10,204,522	$-	$-

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

(1)      Organization

ICON Leasing Fund Twelve, LLC (the “LLC”) was formed on October 3, 2006 as a Delaware limited liability company. When used in these notes to consolidated financial statements, the terms “we,” “us,” “our” or similar terms refer to the LLC and its consolidated subsidiaries.

We are engaged in one business segment, the business of purchasing equipment and leasing it to third parties, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. We will continue until December 31, 2026, unless terminated sooner.

Our principal investment objective is to obtain the maximum economic return from our investments for the benefit of our members. To achieve this objective, we: (i) had acquired a diversified portfolio by making investments in leases, notes receivable and other financing transactions; (ii) had made monthly distributions, at our Manager’s discretion, to our members commencing the month after each member’s admission to the LLC; (iii) had reinvested substantially all undistributed cash from operations and cash from sales of equipment and other financing transactions during the operating period; and (iv) will dispose of our remaining investments and distribute the excess cash from such dispositions to our members during the liquidation period. Our offering period ended on April 30, 2009 and our operating period commenced on May 1, 2009. Our operating period will end on April 30, 2014 and our liquidation period will commence on May 1, 2014. During our liquidation period, we plan to make distributions in accordance with the terms of our limited liability company agreement LLC Agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets, and our receipt of rental, finance and other income from our investments.

Our Manager is ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (the “Manager”). Our Manager manages and controls our business affairs, including, but not limited to, the equipment leases and other financing transactions in which we enter. Additionally, our Manager has a 1% interest in our profits, losses, distributions and liquidation proceeds.

Beginning on May 7, 2007, we offered shares of limited liability company interests (the “Shares”) with the intent to raise up to $410,800,000 of capital, consisting of 400,000 Shares at a purchase price of $1,000 per Share and an additional 12,000 Shares, which were reserved for issuance pursuant to our distribution reinvestment plan. The distribution reinvestment plan allowed investors to purchase additional Shares with distributions received from us and/or certain other funds managed by our Manager at a discounted share price of $900. We had our initial closing on May 25, 2007, the date on which we raised $1,200,000 and admitted investors that purchased Shares.

Through April 30, 2009, we sold approximately 348,826 Shares, including approximately 11,393 Shares issued in connection with our distribution reinvestment plan, representing $347,686,947 of capital contributions. Through December 31, 2013, 491 Shares have been repurchased pursuant to our repurchase plan.

Members’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, distributions and liquidation proceeds are allocated 99% to the additional members and 1% to our Manager until each additional member has (a) received distributions and liquidation proceeds sufficient to reduce its adjusted capital account to zero and (b) received, in addition, other distributions and allocations that would provide an 8% per year cumulative return, compounded daily, on its outstanding adjusted capital account. After such time, distributions will be allocated 90% to the additional members and 10% to our Manager.

 (2)      Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). In the opinion of our Manager, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.

The consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries and other controlled entities. All intercompany accounts and transactions have been eliminated in consolidation. In joint ventures where we have a controlling financial interest, the financial condition and results of operations of the joint venture are consolidated.  Noncontrolling interest represents the minority owner’s proportionate share of its equity in the joint venture. The noncontrolling interest is adjusted for the minority owner’s share of the earnings, losses, investments and distributions of the joint venture.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

We account for our noncontrolling interests in joint ventures where we have influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting. In such cases, our original investments are recorded at cost and adjusted for our share of earnings, losses, and distributions. We account for investments in joint ventures where we have virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, our original investments are recorded at cost and any distributions received are recorded as revenue.  All of our investments in joint ventures are subject to our impairment review policy.

We report noncontrolling interests as a separate component of consolidated equity and net income attributable to the noncontrolling interest is included in consolidated net income. The attribution of net income and comprehensive income between controlling and noncontrolling interests is disclosed on the accompanying consolidated statements of comprehensive loss.

Net (loss) income attributable to us per weighted average additional Share outstanding is based upon the weighted average number of additional Shares outstanding during the year.

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

Asset Impairments

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value.  If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in our consolidated statements of comprehensive loss in the period the determination is made.

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

Revenue Recognition

Each equipment lease we enter into is classified as either a finance lease or an operating lease, based upon the terms of each lease.  The estimated residual value is a critical component and can directly influence the determination of whether a lease is classified as an operating or a finance lease.

For finance leases, we capitalize, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease less unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected or written off. We record a reserve if we deem any receivables not collectible. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate. Initial direct costs are capitalized as a component of the cost of the equipment and depreciated over the lease term.

Notes Receivable

Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate the loans, net of any unamortized premiums or discounts on purchased loans. Unearned income, discounts and premiums are amortized to finance income in our consolidated statements of comprehensive loss using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our consolidated balance sheets. Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income in our consolidated statements of comprehensive loss.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

Our Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers. A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As our financing receivables, generally notes receivable and finance leases, are limited in number, our Manager is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio based metrics and credit loss reserve.  Financing receivables are analyzed quarterly and categorized as either performing or non-performing based on payment history.  If a financing receivable becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, our Manager analyzes whether a credit loss reserve should be established or whether the

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

financing receivable should be restructured.  Material events would be specifically disclosed in the discussion of each financing receivable held.

Notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, our Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days and based upon our Manager’s judgment, these accounts may be placed in a non-accrual status.

In accordance with the cost recovery method, payments received on non-accrual loans are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal of non-accrual loans is not in doubt, interest income is recognized on a cash basis. Loans in non-accrual status may not be restored to accrual status until all delinquent payments have been received, and we believe recovery of the remaining unpaid receivable is probable.

When our Manager deems it is probable that we will not be able to collect all contractual principal and interest on a non-performing note receivable, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the asset underlying the note when note repayment is collateral dependent. If it is determined that the impaired value of the non-performing note receivable is less than the net carrying value, we will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings. We then charge off a loan in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of the loan.

Initial Direct Costs

We capitalize initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. We pay acquisition fees to our Manager of 3% of the purchase price of the investment made by or on behalf of us, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the long-lived asset over the amount of the investment, if any.  The costs of each transaction are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in our consolidated statements of comprehensive loss. Costs related to leases or other financing transactions that are not consummated are expensed.

Foreign Currency Translation

Assets and liabilities having non-U.S. dollar functional currencies are translated at month-end exchange rates. Contributed capital accounts are translated at the historical rate of exchange when the capital was contributed or distributed. Revenues, expenses and cash flow items are translated at the weighted average exchange rate for the period. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive (loss) income (“AOCI”) in our consolidated balance sheets.

Warrants

Warrants held by us are not registered for public sale and are revalued on a quarterly basis.  The revaluation of warrants is calculated using the Black-Scholes-Merton option pricing model.  The assumptions utilized in the Black-Scholes-Merton option pricing model include share price, strike price, expiration date, risk-free rate and the volatility percentage.  The change in the fair value of warrants is recognized as a component of loss (gain) on derivative financial instruments in the consolidated statements of comprehensive loss.

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

December 31, 2013

derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in AOCI, a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Income Taxes

We are taxed as a partnership for federal and state income tax purposes.  Therefore, no provision for federal and state income taxes has been recorded since the liability for such taxes is the responsibility of each of the individual members rather than us.  We are potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on the taxable income of any active trade or business carried on in New York City.  The UBT is imposed for each taxable year at a rate of approximately 4% of taxable income that is allocable to New York City.  Our federal, state and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the applicable taxing authorities.  All penalties and interest associated with income taxes are included in general and administrative expense on the consolidated statements of comprehensive loss.  Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  We did not have any material liabilities recorded related to uncertain tax positions nor did we have any unrecognized tax benefits as of the periods presented herein.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires our Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of credit loss reserves, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-01, Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2013-01 clarified ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which was issued in December 2011. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transaction subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on a basis of U.S. GAAP basis and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (IFRS). The adoption of ASU 2013-01 became effective for us on January 1, 2013 and resulted in additional disclosure requirements, which were incorporated into Note 12 “Derivative Financial Instruments.”

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which requires an entity to disclose information about the amounts reclassified out of accumulated other comprehensive income, by component, on the respective line items of net income. The adoption of ASU 2013-02 became effective for us on January 1, 2013 and did not have a material effect on our consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”), which clarifies guidance to the release of the cumulative translation adjustment when an entity sells all or part of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. We are required to adopt ASU 2013-05 on January 1, 2014, which is not expected to have a material effect on our consolidated financial statements.

 (3)      Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

	December 31,
	2013	2012
Principal outstanding	$45,166,973	$26,396,228
Initial direct costs	2,043,505	1,386,741
Deferred fees	(841,262)	(365,986)
Net investment in notes receivable	46,369,216	27,416,983
Less: current portion of net investment in notes receivable	13,145,322	3,504,935
Net investment in notes receivable, less current portion	$33,223,894	$23,912,048

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

On June 29, 2009, we and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., an entity also managed by our Manager (“Fund Fourteen”), entered into a joint venture for the purpose of making term loans in the aggregate amount of $20,000,000 to INOVA Rentals Corporation (f/k/a ARAM Rentals Corporation) and INOVA Seismic Rentals Inc. (f/k/a ARAM Seismic Rentals Inc.) (collectively, the “INOVA Borrowers”). Effective January 1, 2011, we exchanged our 52.09% ownership interest in the joint venture for our proportionate share of the notes receivable owned by the joint venture. The aggregate principal balance of the notes on January 1, 2011 was approximately $8,348,000, and the notes bore interest at 15% per year and were scheduled to mature on August 1, 2014. No gain or loss was recorded as a result of this transaction. Upon completion of the exchange, the joint venture was deconsolidated and then terminated. On January 31, 2014, the INOVA Borrowers satisfied their obligation in connection with three term loans scheduled to mature on August 1, 2014 by making a prepayment of approximately $1,672,000.

On December 23, 2009, a joint venture owned by us and Fund Fourteen made a second priority term loan to Quattro Plant Limited (“Quattro Plant”) in the amount of £5,800,000 (approximately $9,462,000). The loan was secured by all of Quattro Plant’s rail support construction equipment, among other collateral. Effective January 1, 2011, we exchanged our 49.13% ownership interest in the joint venture for an assignment of our proportionate share of future cash flows of the loan receivable from Quattro Plant, which was previously owned by the joint venture. As a result of this assignment, we recorded a loan receivable of approximately £2,478,000, which bore interest at 20% per year and was scheduled to mature on October 1, 2012. No gain or loss was recorded as a result of this transaction. Upon completion of the exchange, the joint venture was deconsolidated and then terminated. On October 16, 2012, Quattro Plant extended the term of its loan facility for a period of five months until February 28, 2013. On November 14, 2012, Quattro Plant satisfied its obligation in connection with its loan facility by making a prepayment of approximately $872,000.

On September 1, 2010, we made a term loan to EMS Enterprise Holdings, LLC, EMS Holdings II, LLC, EMS Engineered Materials Solutions, LLC, EMS CUP, LLC and EMS EUROPE, LLC (collectively, “EMS”) in the amount of $3,200,000. The loan bore interest at 13% per year and was scheduled to mature on September 1, 2014. The loan was secured by metal cladding and production equipment. On September 3, 2013, EMS satisfied its obligation in connection with a term loan by making a prepayment of approximately $1,423,000 to us, comprised of all outstanding principal, accrued and unpaid interest, and prepayment fees of $72,500. As a result, we recognized additional finance income of approximately $72,000.

On September 24, 2010, we made a term loan to Northern Crane Services, Inc. (“Northern Crane”) in the amount of $9,750,000. The loan bore interest at 15.75% per year and was for a period of 54 months. The loan was secured by a first priority security interest in lifting and transportation equipment. On May 22, 2012, Northern Crane satisfied its obligations in connection with the term loan by making a prepayment of approximately $7,955,000, which included a prepayment fee of approximately $227,000, which was recognized as additional finance income.

On December 23, 2010, a joint venture owned 52.75% by us, 12.25% by ICON Income Fund Ten Liquidating Trust, an entity in which our Manager acts as a Managing Trustee (formerly known as ICON Income Fund Ten, LLC) (the “Fund Ten Liquidating Trust”), and 35% by ICON Leasing Fund Eleven, LLC, an entity also managed by our Manger (“Fund Eleven”), restructured four promissory notes issued by affiliates of Northern Leasing Systems, Inc. (collectively, “Northern Leasing”) by extending each note’s term and increasing each note’s interest rate by 1.50%.  The restructured notes bore interest at rates ranging from 9.47% to 9.90% per year and were scheduled to mature through February 15, 2013. Effective January 1, 2011, we exchanged our 52.75% ownership interest in the joint venture for our proportionate share of the notes receivable from Northern Leasing previously owned by the joint venture. The aggregate principal balance of the notes was approximately $5,327,000. No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was deconsolidated and then terminated.  On May 2, 2012, certain affiliates of Northern Leasing satisfied their obligations in connection with the promissory notes by making a prepayment of approximately $5,018,000.

On February 3, 2012, we made a term loan in the amount of $13,593,750 to subsidiaries of Revstone Transportation, LLC (collectively, “Revstone”). The loan bore interest at 15% per year and was for a period of 60 months. The loan was secured by a first priority security interest in all of Revstone’s assets, including a mortgage on real property. In addition, we agreed to make

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

a secured capital expenditure loan to Revstone (the “CapEx Loan”). Between April and October 2012, Revstone borrowed approximately $514,000 in connection with the CapEx Loan. The CapEx Loan bore interest at 17% per year and was scheduled to mature on March 1, 2017. The CapEx Loan was secured by a first priority security interest in automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in the term loan collateral. On November 15, 2012, Revstone satisfied its obligations in connection with the term loan and the CapEx Loan by making a prepayment of approximately $13,993,000, which included a prepayment fee  of approximately $660,000, which was recognized as additional finance income.

On February 29, 2012, we made a term loan in the amount of $2,000,000 to VAS Aero Services, LLC (“VAS”). The loan bears interest at variable rates ranging between 12% and 14.5% per year and is for a period of 33 months. The loan is secured by a second priority security interest in all of VAS’s assets.

On July 24, 2012, we made a secured term loan in the amount of $500,000 to affiliates of Frontier Oilfield Services, Inc. (collectively, “Frontier”). The loan bears interest at 14% per year and is for a period of 66 months. The loan is secured by, among other things, a first priority security interest in Frontier’s saltwater disposal wells and related equipment and a second priority security interest in Frontier’s other assets, including real estate, machinery and accounts receivable. On October 11, 2013, Frontier made a partial prepayment of approximately $78,000, which included a prepayment fee of approximately $8,900, which was recognized as additional finance income.

On September 10, 2012, we made a secured term loan in the amount of $4,080,000 to Superior Tube Company, Inc. and Tubes Holdco Limited (collectively, “Superior”).  The loan bears interest at 12% per year and is for a period of 60 months.  The loan is secured by, among other things, a first priority security interest in Superior’s assets, including tube manufacturing and related equipment and a mortgage on real property, and a second priority security interest in Superior’s accounts receivable and inventory.

On November 28, 2012, we made a secured term loan in the amount of $4,050,000 to SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC (collectively, “SAE”).  The loan bears interest at 13.5% per year and is for a period of 48 months.  The loan is secured by, among other things, a first priority security interest in all the existing and thereafter acquired assets, including seismic testing equipment, of SAE and its parent company, SAExploration Holdings, Inc. (“SAE Holdings”), and a pledge of all the equity interests in SAE and SAE Holdings.  In addition, we acquired warrants, exercisable until December 5, 2022, to purchase 0.05% of the outstanding common stock of SAE Holdings. On October 31, 2013, we entered into an amendment to the loan agreement with SAE to amend certain provisions and covenant ratios. As a result of the amendment, we received an amendment fee of approximately $31,000.

On February 12, 2013, we made available a secured term loan in the amount of $2,700,000 to NTS Communications, Inc. and certain of its affiliates (collectively, “NTS”).  On March 28, 2013, NTS borrowed $765,000 in connection with the loan and on June 27, 2013, NTS drew down the remaining $1,935,000 from the facility. The loan bears interest at 12.75% per year and matures on July 1, 2017. The loan is secured by a first priority security interest in all of the equipment and assets of NTS.

On April 5, 2013, we made a secured term loan in the amount of $3,870,000 to Lubricating Specialties Company (“LSC”). The loan bears interest at 13.5% per year and matures on August 1, 2018.  The loan is secured by, among other things, a second priority security interest in LSC’s liquid storage tanks, blending lines, packaging equipment, accounts receivable and inventory.  On December 11, 2013, LSC made a partial prepayment of approximately $1,290,000.  In addition, LSC paid a prepayment fee of $65,000, which was recognized as additional finance income.

On September 16, 2013, we made a secured term loan in the amount of $11,000,000 to Cenveo Corporation (“Cenveo”). The loan bears interest at the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus 11.0% per year and is for a period of 60 months. The loan is secured by a first priority security interest in specific equipment used to produce, print, fold, and package printed commercial envelopes.

On November 26, 2013, we, ICON ECI Fund Fifteen, L.P, an entity also managed by our Manager (“Fund Fifteen”), and a third-party creditor (collectively the “Lenders”), made a superpriority, secured term loan in the amount of $30,000,000 to Green Field Energy Services, Inc and its affiliates (collectively, “Green Field”), of which our share was $7,500,000. The loan bears interest at LIBOR plus 10%, matures in 9 months and is secured by a superpriority security interest in all of Green Field assets. Subsequent to December 31, 2013, Green Field satisfied its obligations in connection with the loan.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

Interest income recognized on notes receivable is included in finance income on the consolidated statements of comprehensive loss. For the years ended December 31, 2013, 2012 and 2011, we recorded a credit loss reserve of $0, $5,066,484, and $674,000, respectively.

 (4)      Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	December 31,
	2013	2012
Minimum rents receivable	$112,689,818	$172,363,894
Estimated unguaranteed residual values	13,963,091	18,054,383
Initial direct costs	2,125,567	3,537,594
Unearned income	(26,866,001)	(47,025,418)
Net investment in finance leases	101,912,475	146,930,453
Less: current portion of net investment in finance leases	11,876,248	23,051,283
Net investment in finance leases, less current portion	$90,036,227	$123,879,170

Telecommunications Equipment

From July 15, 2010 through March 31, 2011, we purchased telecommunications equipment for approximately $5,029,000 and simultaneously leased the equipment to Broadview Networks Holdings, Inc. and Broadview Networks Inc. (collectively, “Broadview”). The base term of the four leases is for a period of 36 months, which commenced between August 1, 2010 and April 1, 2011. On August 22, 2012, Broadview commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court in the Southern District of New York.  On November 14, 2012, Broadview completed a prepackaged restructuring, emerged from bankruptcy and affirmed all our leases. During 2013, upon the expiration of three leases, Broadview purchased telecommunications equipment subject to the leases from us for an aggregate purchase price of $460,725. No gain or loss was recorded as a result of these sales.

On November 30, 2011, at the expiration of a lease schedule, we sold certain telecommunications equipment to Global Crossing Telecommunications, Inc. for approximately $3,727,000. We recorded a gain on sale of approximately $1,597,000.

Manufacturing Equipment

On May 16, 2011, we entered into an agreement to sell auto parts manufacturing equipment subject to lease with Sealynx Automotive Transieres SAS (“Sealynx”) for €3,000,000.  The purchase price was scheduled to be paid in three installments and bore interest at 5.5% per year.  We would retain title to the equipment until the final payment was received, which was due on June 1, 2013.  On April 25, 2012, Sealynx filed for Redressement Judiciaire, a proceeding under French law similar to a Chapter 11 reorganization under the U.S. Bankruptcy Code.  On July 8, 2013, Sealynx satisfied the terms of its finance lease by making a final payment of approximately €1,190,000 (US $1,528,000) to us, at which time, we transferred title to the equipment subject to the finance lease to Sealynx.

Marine Vessels

During 2009, we purchased three barges, the Leighton Mynx, the Leighton Stealth and the Leighton Eclipse, and a pipelay barge, the Leighton Faulkner (collectively, the “Leighton Vessels”), and simultaneously leased back the Leighton Vessels to an affiliate of Leighton Offshore Pte. Ltd. (“Leighton”) for a period of 96 months that expire between June 2017 and January 2018.

On May 16, 2013, Leighton provided notice to us that it was exercising its option to purchase the Leighton Vessels. On August 23, 2013, Leighton, in accordance with the terms of a bareboat charter scheduled to expire on June 25, 2017, exercised its option to purchase the Leighton Mynx from us for $25,832,445, including payment of swap-related expenses of $254,719. In addition, Leighton paid all break costs and legal fees incurred by us with respect to the sale of the Leighton Mynx. As a result of the termination of the lease and the sale of the vessel, we recognized additional finance income of approximately $562,000. A portion of the proceeds from the sale of the Leighton Mynx were used to repay Leighton seller’s credits of $7,335,000 related to our original purchase of the barge as well as to satisfy third-party non-recourse debts related to the barge by making a

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

payment of approximately $13,291,000. As part of the repayment, the interest rate swaps related to the debts were terminated and a loss on derivative financial instruments of approximately $211,000 was recognized. The remaining Leighton Vessels are currently subject to bareboat charters. The purchase option price of each barge is the higher of a fixed purchase option price and the fair market value. The aggregate fixed purchase option price for the three remaining barges is $106,350,000. Following an arbitration proceeding held in February 2014 to determine the validity of certain valuations submitted by our Manager, the aggregate fair market value determined by the arbitrators for the three remaining barges was $154,500,000.

On July 2, 2013, Lily Shipping Ltd. (“Lily Shipping”), in accordance with the terms of a bareboat charter scheduled to expire on October 29, 2014, exercised its option to purchase the product tanker, the Ocean Princess, from us for $5,790,000. In addition, we collected the charter hire of $553,500 for the period July 1, 2013 through November 1, 2013. As a result of the termination of the lease and the sale of the product tanker, we recognized additional finance income of approximately $116,000, comprised of a gain on lease termination of approximately $554,000 and a loss on sale of asset of approximately $438,000. A portion of the proceeds from the sale of the vessel were used to repay Lily Shipping a seller’s credit of approximately $4,300,000 related to our original purchase of the vessel.

Gas Compressors

On July 15, 2011, a joint venture owned 49.54% by us, 40.53% by Fund Fourteen and 9.93% by Hardwood Partners, LLC (“Hardwood”) amended the master lease agreement with Atlas Pipeline Mid-Continent, LLC (“APMC”) requiring APMC to purchase the eight gas compressors it leased from the joint venture upon lease termination. The joint venture received an amendment fee of $500,000 and the leases were reclassified from operating leases to finance leases.

On May 30, 2013, in accordance with the terms of the lease, the joint venture sold the eight gas compressors to APMC for $7,500,000. As a result, we recognized a gain on sale of approximately $384,000. Simultaneously with the sale, the joint venture prepaid and satisfied its non-recourse debt obligation with Wells Fargo Equipment Finance, Inc. (‘Wells Fargo”), secured by the gas compressors, for $7,500,000. As a result, we recognized a loss on extinguishment of debt of approximately $86,000, which is included in interest expense on the consolidated statements of comprehensive loss.

Coal Drag Line

On July 9, 2012, Patriot Coal Corporation and substantially all of its subsidiaries, including Magnum Coal Company, LLC (“Magnum”), commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court in the Southern District of New York. On March 11, 2013, we amended our lease with Magnum to expire on August 1, 2015. Upon our receipt of the final payment, title to the underlying equipment will be transferred to Magnum. The terms of the amendment resulted in the reclassification of the lease from an operating lease to a finance lease.

Non-cancelable minimum annual amounts due on investment in finance leases over the next five years were as follows at December 31, 2013:

Years Ending December 31,
2014	$20,379,204
2015	24,163,000
2016	18,653,400
2017	49,494,214
2018	-
Thereafter	-
$112,689,818

 (5)      Leased Equipment at Cost

Leased equipment at cost consisted of the following:

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

	December 31,
	2013	2012
Offshore oil field services equipment	$54,383,809	$54,383,809
Marine - container vessels	39,671,485	52,691,711
Marine - crude oil tanker	-	132,824,143
Coal drag line	-	12,834,631
Leased equipment at cost	94,055,294	252,734,294
Less: accumulated depreciation	38,848,729	111,464,733
Leased equipment at cost, less accumulated depreciation	$55,206,565	$141,269,561

Depreciation expense was $29,824,603, $40,560,520 and $30,010,953 for the years ended December 31, 2013, 2012 and 2011, respectively.

Marine Vessels and Equipment

We and the Fund Ten Liquidating Trust had ownership interests of 51% and 49%, respectively, in a joint venture which owned an aframax product tanker, the Mayon Spirit, subject to a bareboat charter. As a result of negotiations to remarket and ultimately dispose of certain vessels, our Manager reviewed the joint venture’s investment in the Mayon Spirit and determined that the net book value of the vessel exceeded the fair value. As a result, the joint venture recognized impairment charges of approximately $21,858,000 during the year ended December 31, 2011. On September 23, 2011, the joint venture sold the vessel for approximately $8,275,000 and satisfied the remaining related third-party debt. The joint venture recorded a loss on sale of approximately $94,000.

On May 22, 2013, we entered into a termination agreement with AET Inc. Limited (“AET”) whereby AET returned the aframax product tanker, the Eagle Centaurus, to us prior to the scheduled charter termination date of November 13, 2013. AET paid an early termination fee of $1,400,000 and the balance of the charter hire through the end of the original charter term of approximately $1,487,000. On June 5, 2013, the Eagle Centaurus was sold to a third party for approximately $6,689,000. We recognized a net gain of approximately $197,000 from the transactions, comprised of a gain on lease termination of approximately $2,887,000 and a loss on sale of assets of approximately $2,690,000.

On August 6, 2013, we entered into a termination agreement with AET whereby AET returned the aframax product tanker, the Eagle Auriga, to us prior to the scheduled charter termination date of November 14, 2013. AET paid an early termination fee of $1,400,000 and the balance of the charter hire through the end of the original charter term of approximately $1,505,000. On August 15, 2013, the Eagle Auriga was sold to a third party for approximately $5,579,000. We recognized a net gain of approximately $157,000 from the transactions, comprised of a gain on lease termination of approximately $2,905,000 and a loss on sale of assets of approximately $2,748,000.

On October 17, 2013, two joint ventures owned 64.3% by us and 35.7% by the Fund Ten Liquidating Trust entered into two termination agreements with AET whereby AET returned two aframax tankers, the Eagle Carina and the Eagle Corona, to us prior to the scheduled charter termination date of November 14, 2013 and paid early termination fees of $2,800,000. On November 7, 2013, the Eagle Carina and the Eagle Corona were sold to third-parties for approximately $12,569,000. The joint ventures recognized total net gains of approximately $1,777,000 from the transactions, comprised of gains on lease terminations of approximately $3,034,000 and losses on sale of assets of approximately $1,257,000.

There was no impairment taken as a result of our annual impairment review for the year ended December 31, 2011 on the Eagle Carina, the Eagle Corona, the Eagle Auriga and the Eagle Centaurus (collectively, the “Eagle Vessels”). However, our Manager changed our end of lease residual values relating to the Eagle Vessels as a result of the review, which led to the remaining net book values of the Eagle Vessels being depreciated to the reduced residual values over the remaining terms of the leases using the straight-line method.

In connection with our annual impairment review for the year ended December 31, 2012, our Manager concluded that the carrying value of the Eagle Vessels was not recoverable and determined that an impairment existed. That determination was based on a forecast of undiscounted contractual cash flows for the remaining term of the lease and non-contractual cash flows based on a weighted average probability of alternate opportunities of re-leasing or disposing of the Eagle Vessels.  Projected future scrap rates were a critical component of that analysis as well as negotiated rates related to re-leasing of the Eagle Vessels.  Based on our Manager’s review of the Eagle Vessels, the net book value of the Eagle Vessels exceeded the estimated

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

undiscounted cash flows and exceeded the fair value and, as a result, we recognized an impairment loss of approximately $35,296,000 for the year ended December 31, 2012.

During 2013, several potential counterparties with whom our Manager was discussing re-leasing opportunities for the Eagle Vessels terminated negotiations, which was an indicator that the Eagle Vessels’ carrying value may be further impaired.  We updated the estimates of the forecasted future cash flows and performed impairment testing. As a result, we recognized an additional  impairment loss of approximately $1,800,000 for the year ended December 31, 2013. Projected future scrap rates were a critical component of these analyses.

In connection with our annual impairment review for the year ended December 31, 2013, our Manager concluded that the carrying values of the Aegean Express and the Far Vizag (f/k/a the Arabian Express) were not recoverable and determined that an impairment existed.  That determination was based on a forecast of undiscounted contractual cash flows for the remaining term of the lease and non-contractual cash flows based on a weighted average probability of alternate opportunities of re-leasing or disposing of the two containership vessels.  Projected future scrap rates were a critical component of those analyses as well as negotiated rates related to re-leasing of the two vessels.  Based on our Manager’s review, the net book values of the Aegean Express and the Far Vizag exceeded the estimated undiscounted cash flows and exceeded the fair values and, as a result, we recognized an aggregate impairment loss of approximately $13,020,000 for the year ended December 31, 2013.

Manufacturing Equipment

A joint venture, ICON EAR, LLC (“ICON EAR”), owned 55% by us and 45% by Fund Eleven purchased and simultaneously leased back semiconductor manufacturing equipment to Equipment Acquisition Resources, Inc. (“EAR”) for approximately $15,730,000, of which our share was approximately $8,651,000.  The lease term commenced on July 1, 2008 and was scheduled to expire on June 30, 2013.  As additional security for the purchase and lease, ICON EAR received mortgages on certain parcels of real property located in Jackson Hole, Wyoming.

In October 2009, certain facts came to light that led our Manager to believe that EAR was perpetrating a fraud against EAR’s lenders, including ICON EAR. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

On June 7, 2010, ICON EAR received judgments in the New York State Supreme Court against two principals of EAR who had guaranteed EAR’s lease obligations. ICON EAR has had the New York State Supreme Court judgments recognized in Illinois, where the principals live, but does not currently anticipate being able to collect on such judgments.

On June 20, 2011, ICON EAR filed a complaint in the Court of Common Pleas, Hamilton County, Ohio, against the auditors of EAR alleging malpractice and negligent misrepresentation.  On May 3, 2012, the case was settled in the ICON EAR’s favor for $590,000, of which our portion was approximately $360,000.

On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to ICON EAR.  The complaint also sought the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code.  Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that ICON EAR received as security in connection with its investment.  Our Manager filed an answer to the complaint, which included certain affirmative defenses. Our Manager believes these claims are frivolous and intends to vigorously defend this action.  At this time, we are unable to predict the outcome of this action or loss therefrom.

Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 6, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against ICON EAR, thereby dismissing ICON EAR’s claims to the proceeds resulting from the sale of the EAR equipment. ICON EAR appealed this decision.  On September 16, 2013, the lower court’s ruling was affirmed by the Illinois Appellate Court.  On October 21, 2013, ICON EAR filed a Petition for Leave to Appeal with the Supreme Court of Illinois appealing the decision of the Illinois Appellate Court, which petition was denied on January 29, 2014.  The only remaining asset owned by ICON EAR at December 31, 2013 and 2012 was real property with a carrying value of approximately $290,000 and the carrying value of our investment in the joint venture was approximately $175,000.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

On January 4, 2012, MWU Universal, Inc. (“MWU”) and certain of its subsidiaries satisfied their obligations relating to two of the three lease schedules.  On August 20, 2012, we sold the automotive manufacturing equipment subject to lease with LC Manufacturing, LLC, a wholly owned subsidiary of MWU (“LC Manufacturing”) and terminated warrants issued to us for aggregate proceeds of approximately $8,300,000.  As a result, based on our 93.67% ownership interest in ICON MW, LLC, our joint venture with Fund Eleven, we received proceeds in the amount of approximately $7,775,000 and recognized a loss on the sale of approximately $89,000. In addition, our Manager evaluated the collectability of the personal guaranty of a previous owner of LC Manufacturing and, based on the findings, ICON MW recorded a credit loss of approximately $5,411,000, of which our portion was approximately $5,068,000. In February 2013, we commenced an action against such guarantor, which is currently pending.

Mining Equipment

On December 30, 2011, we sold mining equipment that was subject to lease with American Energy Corp. and The Ohio Valley Coal Company for approximately $1,300,000 and recorded a loss on the sale of approximately $487,000.

Motor Coaches

On January 3, 2012, CUSA PRTS, LLC (“CUSA”) and its parent company, Coach Am Group Holdings Corp., commenced a voluntary Chapter 11 proceeding in U.S. Bankruptcy Court. On July 20, 2012, we sold all of the remaining motor coaches to CUSA for approximately $3,607,000.  As a result, we recorded a gain on sale of approximately $881,000.

Aggregate annual minimum future rentals receivable from our non-cancelable leases over the next five years consisted of the following at December 31, 2013:

Years Ending December 31,
2014	$12,423,300
2015	7,300,000
2016	7,320,000
2017	6,640,000
2018	-
Thereafter	-
$33,683,300

(6)      Investment in Joint Ventures

On March 29, 2011, we and Fund Fourteen entered into a joint venture (ICON AET Holdings, LLC) owned 25% by us and 75% by Fund Fourteen for the purpose of acquiring two aframax product tankers and two very large crude carriers (the “VLCCs”). Our contribution to the joint venture was approximately $12,166,000. The aframax product tankers were each acquired for $13,000,000 and simultaneously bareboat chartered to AET for a period of three years. The VLCCs were each acquired for $72,000,000 and simultaneously bareboat chartered to AET for a period of 10 years.

On December 22, 2011, a joint venture owned 25% by us and 75% by Fund Fourteen made a $20,124,000 subordinated term loan to Jurong Aromatics Corporation Pte. Ltd. (“JAC”). The loan bears interest at rates ranging between 12.50% and 15% per year and matures in January 2021. The loan is secured by a second priority interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

On May 15, 2013, a joint venture owned 21% by us, 39% by Fund Eleven and 40% by ICON ECI Fund Fifteen, L.P., an entity also managed by our Manager (“Fund Fifteen”), purchased a portion of a subordinated credit facility for JAC from Standard Chartered Bank (“Standard Chartered”). The aggregate purchase price for the joint venture’s portion of the subordinated credit facility was $28,462,500. The subordinated credit facility bears interest at rates ranging between 12.5% and 15.0% per year and matures in January 2021. The subordinated credit facility is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex. Our initial contribution to the joint venture was approximately $6,456,000.

On September 12, 2013, a joint venture owned by us, Fund Eleven and ICON ECI Fund Sixteen, an entity also managed by our Manager (“Fund Sixteen”), purchased mining equipment for $15,107,000. The equipment is subject to a 24 month lease with Murray Energy Corporation and certain of its affiliates (collectively, “Murray”), which expires on September 30, 2015. On

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

December 1, 2013, Fund Sixteen contributed capital of $933,678 to the joint venture, inclusive of acquisition fees, resulting in a reallocation of the percentage ownership interests in the joint venture to 26.4% by us, 67.0% by Fund Eleven and 6.6% by Fund Sixteen. As a result, we received a corresponding return of capital. On February 1, 2014, Fund Sixteen contributed additional capital of $1,725,517 to the joint venture, inclusive of acquisition fees, resulting in a further reallocation of the percentage ownership interests in the joint venture to 13.2% by us, 67% by Fund Eleven and 19.8% by Fund Sixteen. As a result, we received a corresponding return of capital.

On October 7, 2013, we, through a joint venture owned 45% by us and 55% by Fund Eleven, upon the expiration of the lease with Pliant Corporation (“Pliant”), sold the plastic processing and printing equipment to Pliant for $7,000,000. Our share of the gain on sale of assets was approximately $1,100,000.

Information as to the financial position of ICON Pliant, LLC is summarized as follows:

	Twelve Months Ended December 31,
	2013	2012
Current assets	$-	$38,206
Non-current assets	$-	$5,798,515
Current liabilities	$-	$601,929

Information as to the results of operations of ICON Pliant, LLC is summarized as follows:

	Twelve Months Ended December 31,
	2013	2012	2011
Revenue	$4,625,994	$2,972,925	$2,972,925
Net income	$2,444,639	$1,292,230	$1,302,506
LLC’s share of net income	$1,100,088	$581,504	$586,128

(7)      Non-Recourse Long-Term Debt

We had the following non-recourse long-term debt:

	December 31,
Counterparty	2013	2012	Maturity	Rate
Standard Chartered Bank	$41,025,017	$69,763,304	2014-2015	5.58%-7.96%
BNP Paribas	7,398,549	28,508,529	2013-2014	3.85%-5.43%
NXT Capital, LLC	6,947,417	-	2018	6.50%
DVB Bank SE	-	14,968,321	2013	3.85%-4.94%
Wells Fargo Equipment Finance, Inc.	-	7,901,686	2013	4.08%-7.50%
Nordea Bank Finland PLC	-	2,200,000	2014	5.54%
Total non-recourse long-term debt	55,370,983	123,341,840
Less: current portion of non-recourse long-term debt	44,606,812	62,260,590
Total non-recourse long-term debt, less current portion	$10,764,171	$61,081,250

Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease or loan, resulting in our default on the non-recourse long-term debt, the assets would be returned to the lender in extinguishment of that debt.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

On January 3, 2012, CUSA PRTS, LLC and its parent company, Coach Am Group Holdings Corp., commenced a voluntary Chapter 11 proceeding in U.S. Bankruptcy Court. On January 20, 2012, we satisfied our non-recourse debt obligation, secured by certain motor coaches previously on lease to CUSA, with Wells Fargo.

On May 30, 2013, simultaneously with the sale of eight gas compressors to APMC, our joint venture prepaid and satisfied its non-recourse debt obligation with Wells Fargo, secured by the gas compressors, for $7,500,000. As a result, we recognized a loss on extinguishment of debt of approximately $86,000, which is included in interest expense on the consolidated statements of comprehensive loss.

On June 3, 2013, the proceeds from the sale of the Eagle Centaurus were used to satisfy debt obligations of approximately $9,732,000 related to the Eagle Centaurus and the Eagle Auriga.

On June 24, 2013, we satisfied our non-recourse debt obligation with Nordea Bank Finland, PLC (“Nordea”) by making a payment of approximately $1,660,000. The debt obligation was associated with the product tanker subject to the charter with Lily Shipping which was sold on July 2, 2013.

On August 23, 2013, simultaneously with our sale of the Leighton Mynx to Leighton, we satisfied our non-recourse debt obligations with Standard Chartered by making a payment of approximately $13,291,000.

On October 31, 2013, we borrowed $7,150,000 of non-recourse long-term debt from NXT Capital, LLC secured by our interest in the secured term loan to, and collateral from, Cenveo. The loan matures on October 1, 2018 and bears interest at LIBOR plus 6.5% per year.

On November 6, 2013, we satisfied our non-recourse debt obligations associated with the Eagle Carina and the Eagle Corona with BNP Paribas by making a payment of approximately $6,470,000.

As of December 31, 2013 and 2012, we had capitalized net debt financing costs of $487,512 and $1,140,705, respectively. For the years ended December 31, 2013, 2012 and 2011, we recognized additional interest expense of $691,194, $895,309 and $1,132,390, respectively, related to the amortization of debt financing costs.

As of December 31, 2013 and 2012, we had non-recourse long-term debt obligations of $55,370,983 and $123,341,840, respectively, with maturity dates ranging from April 24, 2014 to October 1, 2018, and interest rates ranging from 3.85% to 7.96% per year, fixed after giving effect to our interest rate swap agreements.

The aggregate maturities of non-recourse long-term debt over the next five years were as follows at December 31, 2013.

Years Ending December 31,
2014	$44,606,812
2015	6,247,754
2016	1,215,500
2017	1,215,500
2018	2,085,417
Thereafter	-
$55,370,983

At December 31, 2013, we were in compliance with all covenants related to our non-recourse long-term debt.

(8)      Revolving Line of Credit, Recourse

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

On May 10, 2011, we entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of up to $10,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of future receivables under certain loans and lease agreements in which we have a beneficial interest.  At December 31, 2013, we had $9,370,177 available under the Facility pursuant to the borrowing base.

The Facility was extended through March 31, 2015. The interest rate for general advances under the Facility is CB&T’s prime rate.  We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year.  In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year.  In addition, we are obligated to pay an annualized 0.50% fee on unused commitments under the Facility. At December 31, 2013, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility. Subsequent to December 31, 2013, we drew down $10,000,000 under the Facility.

(9)      Transactions with Related Parties

We pay or paid our Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals and other contractual payments recognized either directly by us or through our joint ventures, and (ii) acquisition fees, through the end of the operating period, of 3% of the purchase price (including indebtedness incurred or assumed therewith) of, or the value of the long-lived assets secured by or subject to, each of our investments. In addition, our Manager is reimbursed for administrative expenses incurred in connection with our operations. Our Manager also has a 1% interest in our profits, losses, distributions and liquidation proceeds.

Our Manager performs certain services relating to the management of our equipment leasing and other financing activities. Such services include, but are not limited to, the collection of lease payments from the lessees of the equipment or loan payments from borrowers, re-leasing services in connection with equipment that is off-lease, inspections of the equipment, liaising with and general supervision of lessees and borrowers to ensure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

Administrative expense reimbursements are costs incurred by our Manager or its affiliates on our behalf that are necessary to our operations. These costs include our Manager’s and its affiliates’ legal, accounting, investor relations and operations personnel costs, as well as professional fees and other costs that are charged to us based upon the percentage of time such personnel dedicate to us. Excluded are salaries and related costs, office rent, travel expenses and other administrative costs incurred by individuals with a controlling interest in our Manager.

We made distributions to our Manager of $262,158, $339,749 and $339,752 for the years ended December 31, 2013, 2012 and 2011, respectively. Our Manager’s interest in our net (loss) income for the years ended December 31, 2013, 2012 and 2011 was $(93,774), $(280,097) and $29,538, respectively.

Fees and other expenses incurred by us to our Manager or its affiliates were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2013	2012	2011
ICON Capital, LLC	Manager	Acquisition fees (1)	$1,975,062	$1,366,728	$2,585,188
ICON Capital, LLC	Manager	Management fees (2)	3,247,710	4,569,168	4,812,299
ICON Capital, LLC	Manager	Administrative expense
		reimbursements (2)	2,284,264	2,857,713	2,795,143
			$7,507,036	$8,793,609	$10,192,630

(1) Amount capitalized and amortized to operations.
(2) Amount charged directly to operations.

At December 31, 2013 and 2012, we had a net payable due to our Manager and its affiliates of $374,363 and $278,630, respectively, primarily related to administrative expense reimbursements.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

(10)    Derivative Financial Instruments

We may enter into derivative financial instruments for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on our non-recourse long-term debt. We enter into these instruments only for hedging underlying exposures. We do not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though we believe that these are effective economic hedges.

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

U.S. GAAP and relevant International Swaps and Derivatives Association, Inc. (“ISDA”) agreements permit a reporting entity that is a party to a master netting agreement to offset fair value amounts recognized for derivative instruments that have been offset under the same master netting agreement. We elected to present the fair value of derivative contracts on a gross basis on the consolidated balance sheets.

Interest Rate Risk

Our objective in using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements on our variable non-recourse debt. Our hedging strategy to accomplish these objectives is to match the projected future cash flows with the underlying debt service. Interest rate swaps designated as cash flow hedges involve the receipt of floating-rate interest payments from the counterparty in exchange for us making fixed-rate interest payments over the life of the agreements without exchange of the underlying notional amount.

Counterparty Risk

We manage exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that we have with any individual bank and through the use of minimum credit quality standards for all counterparties. We do not require collateral or other security in relation to derivative financial instruments. Since it is our policy to enter into derivative contracts only with banks of internationally acknowledged standing and the fair value of our derivatives is in a liability position, we consider the counterparty risk to be remote.

As of December 31, 2013 and 2012, we had only warrants in an asset position that were not material to the consolidated financial statements; therefore, we consider the counterparty risk to be remote.

Credit Risk

Derivative contracts may contain credit risk-related contingent features that can trigger a termination event, such as maintaining specified financial ratios.  In the event that we would be required to settle our obligations under the derivative contracts as of December 31, 2013 and 2012, the termination value would be $821,875 and $3,355,975, respectively.

Non-designated Derivatives

As of December 31, 2012, we had two interest rate swaps, one with Standard Chartered and one with Nordea, that were not designated and not qualifying as cash flow hedges with an aggregate notional amount of $10,329,032.  On June 13, 2013, we terminated an interest rate swap with Nordea by making a payment of approximately $25,000.   As of December 31, 2013, we had one interest rate swap with Standard Chartered that is not designated and not qualifying as a cash flow hedge with a notional amount of $6,580,645. This interest rate swap is not speculative and is used to meet our objectives in using interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

Additionally, we hold warrants that are held for purposes other than hedging. All changes in the fair value of the interest rate swaps not designated as hedges and the warrants are recorded directly in earnings.

Our derivative financial instruments not designated as hedging instruments generated a gain on derivative financial instruments on the consolidated statements of comprehensive loss for the years ended December 31, 2013, 2012, and 2011  of $187,692, $2,814,366 and $800,941, respectively. The gain recorded for the year ended December 31, 2013  was comprised of a gain of $180,323 relating to interest rate swap contracts and a gain of $7,369 relating to warrants. The gain recorded for the year ended December 31, 2012  was comprised of gains of $132,366 relating to interest rate swap contracts and $2,682,000 relating to warrants. The net gain recorded for the year ended December 31, 2011 was comprised of losses of $6,985 relating to interest rate swap contracts and a gain of $807,926 relating to warrants.

Designated Derivatives

As of December 31, 2012, we had 11 floating-to-fixed interest rate swaps, five with Standard Chartered and six with BNP Paribas, that were designated and qualifying as cash flow hedges with an aggregate notional amount of $101,547,181. On May 9, 2013, we terminated two interest rate swaps with BNP Paribas by making a payment of approximately $208,000 and recorded a loss on the termination of approximately $129,000. On August 23, 2013, simultaneously with the sale of the Leighton Mynx to Leighton, we terminated the associated three interest rate swaps with Standard Chartered by making a payment of approximately $255,000 and recorded a loss on the termination of approximately $211,000. On October 28, 2013, we terminated two interest rate swaps with BNP Paribas by making a payment of approximately $32,000 and recorded a loss on the termination of approximately $15,000. The loss on termination is recorded as a component of loss (gain) on derivative financial instruments on the consolidated statements of comprehensive loss. As of December 31, 2013, we had four floating-to-fixed interest rate swaps, two with Standard Chartered and two with BNP Paribas, that are designated and qualifying as cash flow hedges with an aggregate notional amount of $41,405,424. These interest rate swaps have maturity dates ranging from April 24, 2014 to September 30, 2014.

For these derivatives, we record the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the consolidated statements of comprehensive loss as the impact of the hedged transaction. During the years ended December 31, 2013, 2012, and 2011, we recorded approximately $22,000, $34,000 and $44,000, respectively, of hedge ineffectiveness in earnings, which is included in loss (gain) on derivative financial instruments. At December 31, 2013 and 2012, the total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was approximately $636,000 and $2,758,000, respectively.

During the twelve months ending December 31, 2014, we estimate that approximately $645,000 will be reclassified from AOCI to interest expense.

The table below presents the fair value of our derivative financial instruments as well as their classification within our consolidated balance sheets as of December 31, 2013 and 2012:

	Asset Derivatives			Liability Derivatives
	Balance			Balance
	Sheet	2013	2012	Sheet	2013	2012
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
Derivatives designated
as hedging instruments:
				Derivative
				financial
Interest rate swaps		$-	$-	instruments	$634,687	$2,887,635

Derivatives not designated
as hedging instruments:
				Derivative
				financial
Interest rate swaps		$-	$-	instruments	$175,018	$380,165
	Other
	non-current
Warrants	assets	$60,525	$53,156		$-	$-

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

The table below presents the effect of our derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of comprehensive loss for the years ended December 31, 2013, 2012 and 2011:

					Location of	Amount of
					Loss	Loss
					Recognized	Recognized
		Amount of	Location of	Amount of	in Income	in Income
		Loss	Loss	Loss	on Derivatives	on Derivatives
		Recognized in	Reclassified	Reclassified	(Ineffective Portion	(Ineffective Portion
	Derivatives	AOCI on	from AOCI into	from AOCI into	and Amounts	and Amounts
	Designated as	Derivatives	Income	Income	Excluded from	Excluded from
Years Ended	Hedging	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
December 31,	Instruments	Portion)	Portion)	Portion)	Testing)	Testing)
Loss (gain)
on derivative
	Interest rate		Interest		financial
2013	swaps	$(141,021)	expense	$(2,321,209)	instruments	$(21,684)

Loss (gain)
on derivative
	Interest rate		Interest		financial
2012	swaps	$(933,529)	expense	$(3,100,462)	instruments	$(33,552)

Loss (gain)
on derivative
	Interest rate		Interest		financial
2011	swaps	$(2,479,488)	expense	$(4,322,371)	instruments	$(44,490)

(11)    Accumulated Other Comprehensive Loss

As of December 31, 2013, AOCI of $629,587 is related to accumulated unrealized losses on derivative financial instruments. As of December 31, 2012, AOCI of $4,213,086 includes accumulated unrealized losses on derivative financial instruments and accumulated unrealized losses on currency translation adjustments of approximately $2,758,000 and $1,455,000, respectively.

For the year ended December 31, 2013, we reclassified approximately $1,447,000 of accumulated loss on currency translation adjustments out of AOCI and into loss on disposition of asset of foreign investment within the consolidated statements of comprehensive loss.

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

Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our Manager’s assessment, on our behalf, of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

The following table summarizes the valuation of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Warrants	$-	$-	$60,525	$60,525
Liabilities:
Interest rate swaps	$-	$809,705	$-	$809,705

The following table summarizes the valuation of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Warrants	$-	$-	$53,156	$53,156
Liabilities:
Interest rate swaps	$-	$3,267,800	$-	$3,267,800

Our derivative financial instruments, including interest rate swaps and warrants, are valued using models based on readily observable or unobservable market parameters for all substantial terms of our derivative financial instruments and are classified within Level 2 or Level 3. In accordance with U.S. GAAP, we use market prices and pricing models for fair value measurements of our derivative financial instruments.

Interest Rate Swaps

We utilize a model that incorporates common market pricing methods as well as underlying characteristics of the particular swap contract and are classified within Level 2. Interest rate swaps are modeled by incorporating such inputs as the term to maturity, LIBOR swap curves, Overnight Index Swap (“OIS”) curves and the payment rate on the fixed portion of the interest rate swap. Thereafter, we compare third party quotations received to our own estimate of fair value to evaluate for reasonableness. The fair value of the interest rate swaps was recorded in derivative financial instruments within the consolidated balance sheets.

As of January 1, 2013, we made two significant, but related, changes to our derivatives valuation methodology: (1) changing from LIBOR-based discount factors to OIS-based discount factors; and (2) changing from a traditional LIBOR swap curve to a dual-curve including both the LIBOR swap curve and the OIS curve.  We made the changes to better align our inputs, assumptions, and pricing methodologies with those used in our principal market by most dealers and major market participants.  The change in valuation methodology is applied prospectively as a change in accounting estimate and is not material to our consolidated financial statements.

Warrants

As of December 31, 2013 and 2012, our warrants were valued using the Black-Scholes-Merton pricing model based on observable and unobservable inputs that are significant to the fair value measurement and are classified within Level 3. Unobservable inputs used in the Black-Scholes-Merton pricing model include, but are not limited to, the expected stock price volatility and the expected period until the warrants are exercised. In addition, one of the significant inputs used in the fair value measurement of our warrants at December 31, 2013 was the observable closing price of the company’s stock on the date of measurement as opposed to the use of an enterprise value to earnings before interest, taxes, depreciation and amortization multiple of 3.01x at December 31, 2012. The change in the input from December 31, 2012 was due to the company that issued the warrants completing our listing on a public exchange during the second quarter of 2013. Increases or decreases of these inputs would result in a higher or lower fair value measurement.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

The fair value of the warrants was recorded in other non-current assets within the consolidated balance sheets. The unrealized gain on the change in fair value of the warrants was recorded in loss (gain) on derivative financial instruments on the consolidated statements of comprehensive loss.

Assets Measured at Fair Value on a Nonrecurring Basis

We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements.  Our non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  To determine the fair value when impairment indicators exist, we utilize different valuation approaches based on transaction-specific facts and circumstances to determine fair value, including discounted cash flow models and the use of comparable transactions.

During 2013 and 2012, we identified impairment indicators and measured certain non-financial assets for impairment purposes. The estimated fair value of our non-financial assets was based on inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3.  The significant unobservable inputs included discount rates ranging between 8% and 10% per year for fair value measurements of our leased equipment at cost.

The following table summarizes the valuation of our non-financial assets measured at fair value on a nonrecurring basis as of December 31, 2013:

					Impairment Loss
	Carrying Value at	Fair Value at Impairment Date			for the Year Ended
	December 31, 2013	Level 1	Level 2	Level 3	December 31, 2013
Leased equipment at cost, net	$20,071,331	$-	$-	$66,816,242	$14,790,755

The following table summarizes the valuation of our non-financial assets measured at fair value on a nonrecurring basis as of December 31, 2012:

					Impairment Loss
	Carrying Value at	Fair Value at Impairment Date			for the Year Ended
	December 31, 2012	Level 1	Level 2	Level 3	December 31, 2012
Leased equipment at cost, net	$56,059,700	$-	$-	$56,059,700	$35,295,894

Assets and Liabilities for which Fair Value is Disclosed

Certain of our financial assets, which includes fixed-rate notes receivable, in which fair value is required to be disclosed, were valued using inputs that are generally unobservable and are supported by little or no market data and are therefore classified within Level 3. Under U.S. GAAP, we use projected cash flows for fair value measurements of these financial assets. Fair value information with respect to certain of our other assets is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, approximates fair value due to their short-term maturities and variable interest rates.

The estimated fair value of our fixed-rate notes receivable and seller’s credit was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. Principal outstanding on fixed-rate notes receivable was discounted at rates ranging between 12% and 15.25% per year. Principal outstanding on seller’s credit was discounted at a rate of 5.25% per year.

	December 31, 2013
	Carrying	Fair Value
	Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$45,166,973	$45,274,971

Seller's credit	$47,551,436	$46,604,169

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

(13)    Concentrations of Risk

In the normal course of business, we are exposed to two significant types of economic risk: credit and market.   Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to lessees, borrowers or other counterparties are dispersed across different industry segments within the United States of America and throughout the world.

Market risk reflects the change in the value of debt instruments, derivatives and credit facilities due to changes in interest rate spreads or other market factors. We believe that the carrying value of our investments and derivative obligations are reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

At times, our cash and cash equivalents may exceed insured limits. We have placed these funds in high quality institutions in order to minimize the risk of loss relating to exceeding insured limits.

For the years ended December 31, 2013, 2012 and 2011, we had four, four and three lessees that accounted for approximately 87.4%, 80.4% and 60.8% of rental and finance income, respectively.

As of December 31, 2013 and 2012, we had three and four lessees that accounted for approximately 61.1% and 71.4% of total assets, respectively.

As of December 31, 2013 and 2012, we had three and two lenders that accounted for 52.5% and 51.9% of total liabilities, respectively.

(14)    Geographic Information

Geographic information for revenue and long-lived assets, based on the country of origin, was as follows:

	Year Ended December 31, 2013
	North			Vessels and
	America	Europe	Asia	Equipment(a)	Total
Revenue and other income:
Finance income	$4,536,002	$1,305,760	$-	$10,969,314	$16,811,076
Rental income	$79,539	$-	$-	$32,705,994	$32,785,533
Income from investment in joint ventures	$1,212,102	$-	$1,148,327	$1,700,888	$4,061,317

	December 31, 2013
	North			Vessels and
	America	Europe	Asia	Equipment(a)	Total
Long-lived assets:
Net investment in notes receivable	$36,266,631	$10,102,585	$-	$-	$46,369,216
Net investment in finance leases	$7,961,106	$-	$-	$93,951,369	$101,912,475
Leased equipment at cost, net	$-	$-	$-	$55,206,565	$55,206,565
Investment in joint ventures	$3,592,960	$-	$14,331,816	$6,907,152	$24,831,928

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

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

(a) Vessels are generally free to trade worldwide

(15)    Commitments and Contingencies

At the time we acquire or divest of our interest in an equipment lease or other financing transaction, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. Our Manager believes that any liability of ours that may arise as a result of any such indemnification obligations will not have a material adverse effect on our consolidated financial condition or results of operations as a whole.

In connection with certain investments, we are required to maintain restricted cash accounts with certain banks. Restricted cash of approximately $491,250 and $2,425,000 are presented within other non-current assets in our consolidated balance sheets at December 31, 2013 and 2012, respectively.

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

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 6, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against ICON EAR that granted dismissal of ICON EAR’s claims to the proceeds resulting from the sale of certain EAR equipment. ICON EAR appealed this decision. On September 16, 2013, the lower court’s ruling was affirmed by the Illinois Appellate Court. On October 21, 2013, ICON EAR filed a Petition for Leave to Appeal with the Supreme Court of Illinois appealing the decision of the Illinois Appellate Court, which petition was denied on January 29, 2014.

We have entered into remarketing agreements with third parties.  Residual proceeds received in excess of specific amounts will be shared with these third parties in accordance with the terms of the remarketing agreements.  The present value of the obligations related to these agreements was approximately $44,000 at December 31, 2013.

(16)    Subsequent Events

On March 4, 2014, a joint venture owned 60% by us, 15% by Fund Fifteen, 15% by Fund Fourteen and 10% by Fund Sixteen, purchased mining equipment, which was simultaneously leased to Blackhawk Mining LLC for 48 months. The aggregate purchase price for the equipment was funded by approximately $17,860,000 in cash and $7,500,000 of non-recourse long-term debt.

(17)    Selected Quarterly Financial Data (unaudited)

The following table is a summary of selected financial data by quarter:

					Year ended
	Quarters Ended in 2013				December 31,
	March 31,	June 30,	September 30,	December 31,	2013

Total revenue and other income	$15,025,747	$15,612,707	$12,616,930	$12,534,060	$55,789,444

Net (loss) income	$(885,987)	$1,063,309	$69,366	$(8,086,958)	$(7,840,270)

Net (loss) income attributable to Fund Twelve
allocable to additional members	$(1,025,892)	$747,425	$(12,293)	$(8,992,935)	$(9,283,695)

Weighted average number of additional shares of
limited liability company interests outstanding	348,429	348,346	348,335	348,335	348,361

Net (loss) income attributable to Fund Twelve
per weighted average additional share of
limited liability company interests outstanding	$(2.94)	$2.15	$(0.04)	$(25.82)	$(26.65)

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

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

(18)    Income Tax Reconciliation (unaudited)

At December 31, 2013 and 2012, the members’ equity included in the consolidated financial statements totaled $126,497,651 and $158,539,531, respectively. The members’ capital for federal income tax purposes at December 31, 2013 and 2012 totaled $151,059,634 and $236,918,601, respectively. The difference arises primarily from sales and offering expenses reported as a reduction in the additional members’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in income from joint ventures, finance income, rental income, minority interests and fixed asset impairment between financial reporting purposes and federal income tax purposes.

The following table reconciles net (loss) income attributable to us for financial statement reporting purposes to the net (loss) income attributable to us for federal income tax purposes:

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

	Years Ended December 31,
	2013	2012	2011
Net (loss) income attributable to Fund Twelve per consolidated financial statements	$(9,377,469)	$(28,009,680)	$2,953,773
Finance income	16,654,653	(7,080,416)	12,224,130
Rental income	13,420,676	21,175,447	(1,486,515)
Depreciation and amortization	(3,262,016)	7,798,022	(2,472,473)
Gain on disposal of assets	8,980,035	1,549,494	8,847,794
Income from joint ventures	(111,547,214)	7,131,529	-
Fixed asset impairment	13,020,226	29,048,394	(7,767,237)
Interest expense	781,695	994,127	1,972,982
Minority interest	13,314,909	-	-
Loss on debt extinguishment	(1,457,702)	-	-
Bad debt	-	(345,000)	-
Other	(146,460)	(360,614)	746,962
Net (loss) income attributable to Fund Twelve for federal income tax purposes	$(59,618,667)	$31,901,303	$15,019,416

Schedule II - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Notes Receivable	Deduction		Balance at End of Year

Allowance from asset accounts:

Year Ended December 31, 2013
Credit loss reserve	$-	$-	$-	$-		$-

Year Ended December 31, 2012
Credit loss reserve	$674,000	$-	$-	$674,000	(a)	$-

Year Ended December 31, 2011
Credit loss reserve	$-	$674,000	$-	$-		$674,000

(a) Credit loss reserve removed due to prepayment of term loan.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2013, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Our Manager assessed the effectiveness of its internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework” as issued in 1992.

Based on its assessment, our Manager believes that, as of December 31, 2013, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our Manager’s internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Name
	Age	Title
Michael A. Reisner..................	43	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto...............................	41	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Nicholas A. Sinigaglia.............	44	Managing Director
Blake E. Estes...........................	40	Managing Director and Counsel
Craig A. Jackson......................	55	Managing Director
Harry Giovani..........................	39	Managing Director and Chief Credit Officer

Michael A. Reisner, Co-Chairman, Co-CEO, Co-President and Director, joined ICON in 2001. Prior to purchasing the company in 2008, Mr. Reisner held various positions in the firm, including Executive Vice President and Chief Financial Officer, General Counsel and Executive Vice President of Acquisitions. Before his tenure with ICON, Mr. Reisner was an attorney from 1996 to 2001 with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-Chairman, Co-CEO, Co-President and Director, originally joined ICON in 1999. Prior to purchasing the company in 2008, Mr. Gatto held various positions in the firm, including Executive Vice President and Chief Acquisitions Officer, Executive Vice President - Business Development and Associate General Counsel. Before his tenure with ICON, he was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. Additionally, he was Director of Player Licensing for the Topps Company and in 2003, he co-founded a specialty business consulting firm in New York City, where he served as managing partner before re-joining ICON in 2005. Mr. Gatto received an M.B.A. from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

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

Blake E. Estes, Managing Director and Counsel, joined ICON in January 2011. Prior to joining ICON, Mr. Estes was Associate General Counsel for JWM Partners, LLC, an SEC-registered manager of hedge funds and managed accounts that employed relative value arbitrage and macro trading strategies, where he was lead counsel for the front office trading and operations group. Previously, Mr. Estes was an attorney with Sidley Austin LLP (2004 to 2006) and Cadwalader, Wickersham & Taft LLP (2000 to 2004) where his practice focused on structured credit products and credit and commodity derivatives.  Mr. Estes received a J.D. from Georgetown University Law Center where he was an Olin Fellow and a B.A. in Economics from the University of Texas at Austin.

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

Item 11. Executive Compensation

We have no directors or officers. Our Manager and its affiliates were paid or we accrued the following compensation and reimbursement for costs and expenses:

			Years Ended December 31,
Entity	Capacity	Description	2013	2012	2011
ICON Capital, LLC	Manager	Acquisition fees (1)	$1,975,062	$1,366,728	$2,585,188
ICON Capital, LLC	Manager	Management fees (2)	3,247,710	4,569,168	4,812,299
ICON Capital, LLC	Manager	Administrative expense
		reimbursements (2)	2,284,264	2,857,713	2,795,143
			$7,507,036	$8,793,609	$10,192,630

(1) Amount capitalized and amortized to operations.
(2) Amount charged directly to operations.

Our Manager also has a 1% interest in our profits, losses, distributions and liquidation proceeds. We paid distributions to our Manager of $262,158, $339,749 and $339,752 for the years ended December 31, 2013, 2012 and 2011, respectively. Our Manager’s interest in our net (loss) income was $(93,774), $(280,097) and $29,538 for the years ended December 31, 2013, 2012 and 2011, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the Manager and Related Security Holder Matters

(a)       We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)       As of March 17, 2014, no directors or officers of our Manager own any of our equity securities.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2013 and 2012, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non-audit services rendered by Ernst & Young LLP:

	Years Ended December 31,
	2013	2012
Audit fees	$490,700	$461,850
Tax fees	208,166	197,725
	$698,866	$659,575

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

3.1    Limited Liability Company Agreement of Registrant (Incorporated by reference to Exhibit A to Registrant’s Prospectus filed with the SEC on May 8, 2007 (File No. 333-138661)).

10.1Commercial Loan Agreement, by and between California Bank & Trust and ICON Leasing Fund Twelve, LLC, dated as of May 10, 2011 (Incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed May 16, 2011).

10.2Loan Modification Agreement, dated as of March 31, 2013, by and between California Bank & Trust and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 22, 2013).

31.1Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer.

32.1Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON AET Holdings, LLC at December 31, 2011, and the consolidated results of its operations and cash flows for the period from March 29, 2011 (Commencement of Operations) through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

                                                 /s/ ERNST & YOUNG LLP

New York, New York

March 30, 2012

ICON AET Holdings, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Balance Sheets
(unaudited)

	December 31,
	2013	2012
Assets
Restricted cash	$8,460,964	$4,302,922
Leased equipment at cost (less accumulated depreciation
of $37,800,292 and $24,096,260, respectively)	136,804,708	150,508,740
Other assets, net	3,848,050	3,667,177
Total assets	$149,113,722	$158,478,839
Liabilities and Members’ Equity
Liabilities:
Non-recourse long-term debt	$110,278,619	$124,778,619
Derivative financial instruments	5,153,812	9,689,018
Deferred revenue	2,020,754	2,036,022
Due to affiliates	200,000	200,000
Accrued expenses and other liabilities	4,231,535	1,481,593
Total liabilities	121,884,720	138,185,252

Commitments and contingencies

Members’ equity	27,229,002	20,293,587
Total liabilities and members’ equity	$149,113,722	$158,478,839

See accompanying notes to consolidated financial statements.

ICON AET Holdings, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Statements of Operations

			For the period from March 29, 2011 (Commencement of Operations) through December 31, 2011

	Years Ended December 31,
	2013	2012
	(unaudited)	(unaudited)
Revenue:
Rental income	$25,673,722	$25,673,722	$19,469,054
Total revenue	25,673,722	25,673,722	19,469,054
Expenses:
General and administrative	41,805	473	476
Depreciation	13,704,032	13,704,034	10,392,226
Interest	6,597,810	7,139,504	5,657,858
(Gain) loss on derivative financial instruments	(1,605,340)	3,568,328	10,964,362
Total expenses	18,738,307	24,412,339	27,014,922
Net income (loss)	$6,935,415	$1,261,383	$(7,545,868)

See accompanying notes to consolidated financial statements.

ICON AET Holdings, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Statements of Changes in Members’ Equity

Members’ Equity
Balance, March 29, 2011 (Commencement of Operations)	$-

Equity investment from members	48,028,072
Net loss	(7,545,868)
Distributions	(22,000,000)
Balance, December 31, 2011	18,482,204

Equity investment from members (unaudited)	550,000
Net income (unaudited)	1,261,383
Balance, December 31, 2012 (unaudited)	20,293,587

Net income (unaudited)	6,935,415
Balance, December 31, 2013 (unaudited)	$27,229,002

See accompanying notes to consolidated financial statements.

ICON AET Holdings, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Statements of Cash Flows

			For the period from March 29, 2011 (Commencement of Operations) through December 31, 2011

	Years Ended December 31,
	2013	2012
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$6,935,415	$1,261,383	$(7,545,868)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	13,704,032	13,704,034	10,392,226
Interest expense from amortization of debt financing costs	553,558	666,882	495,204
(Gain) loss on derivative financial instruments	(4,535,206)	458,256	9,230,762
Changes in operating assets and liabilities:
Restricted cash	(4,158,042)	(4,302,922)	-
Other assets, net	(734,431)	(733,334)	(555,930)
Deferred revenue	(15,268)	(15,268)	2,051,290
Accrued expenses	2,749,942	1,407,192	74,402
Due to affiliates	-	-	200,000
Net cash provided by operating activities	14,500,000	12,446,223	14,342,086
Cash flows from investing activities:
Purchase of equipment	-	-	(46,605,000)
Net cash used in investing activities	-	-	(46,605,000)
Cash flows from financing activities:
Proceeds from non-recourse long-term debt	-	-	22,000,000
Repayments of non-recourse long-term debt	(14,500,000)	(14,723,467)	(10,497,914)
Debt financing costs	-	-	(3,540,000)
Equity investment from members	-	550,000	48,028,072
Distributions	-	-	(22,000,000)
Net cash (used in) provided by financing activities	(14,500,000)	(14,173,467)	33,990,158
Net (decrease) increase in cash	-	(1,727,244)	1,727,244
Cash, beginning of year	-	1,727,244	-
Cash, end of year	$-	$-	$1,727,244

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$6,230,404	$8,175,499	$6,821,852

Supplemental disclosure of non-cash investing and financing activities :
Equipment purchased with non-recourse long-term debt
paid directly by lender	$-	$-	$128,000,000

See accompanying notes to consolidated financial statements.

ICON AET Holdings, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

(unaudited)

(1)                 Organization

ICON AET Holdings, LLC (the “LLC”) was formed on March 14, 2011 as a Marshall Islands limited liability company. When used in these notes to financial statements, the terms “we,” “us,” “our” or similar terms refer to the LLC and its consolidated subsidiaries.

We were formed for the purpose of acquiring two aframax product tankers and two Very Large Crude Carriers (the “VLCCs” and, collectively, the “AET Vessels”). We were originally formed as a joint venture between two affiliated entities, ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) and ICON Leasing Fund Twelve, LLC (“Fund Twelve” and, collectively, the “Members”). Fund Fourteen and Fund Twelve have ownership interests of 75% and 25%, respectively, in our profits, losses and distributions. We are engaged in one business segment, the business of purchasing business-essential equipment and corporate infrastructure and leasing to businesses.

ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp., is Fund Twelve’s manager and Fund Fourteen’s investment manager (the “Investment Manager”). The Investment Manager manages and controls our business affairs, including, but not limited to, the financing transactions into which we enter.

 (2)          Summary of Significant Accounting Policies

Basis of Presentation

Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).  In the opinion of our Investment Manager, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. The consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries and other controlled entities. All intercompany accounts and transactions have been eliminated in consolidation.

Debt Financing Costs

Expenses associated with the incurrence of debt are capitalized and amortized over the term of the debt instrument using the effective interest rate method.  These costs are included in other assets, net.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight-line basis over the lease term, which typically ranges from 3 to 10 years, to the asset’s residual value.

Our Investment Manager has an investment committee that approves each new equipment lease and other financing transaction.  As part of its process, the investment committee determines the residual value, if any, to be used once the investment has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with our impairment review policy.

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

December 31, 2013

(unaudited)

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

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Depreciation

We record depreciation expense on equipment when the lease is classified as an operating lease. In order to calculate depreciation, we first determine the depreciable base, which is the equipment cost less the estimated residual value at lease termination. Depreciation expense is recorded on a straight-line basis over the lease term.

Revenue Recognition

Each equipment lease we enter into is classified as either a finance lease or an operating lease, based upon the terms of each lease.  The estimated residual value is a critical component and can directly influence the determination of whether a lease is classified as an operating or a finance lease.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected or written off. We record a reserve if we deem any receivables not collectible. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate. Initial direct costs are capitalized as a component of the cost of the equipment and depreciated over the lease term.

Initial Direct Costs

        We capitalize initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions.  We paid an acquisition fee to our Investment Manager equal to 2.5% of the proportionate share of the purchase price for Fund Fourteen’s investment. An acquisition fee was also paid to our Investment Manager equal to 3% of the proportionate share of the purchase price for Fund Twelve’s investment. These costs are amortized over the transaction term using a straight-line method in our consolidated statement of operations. Costs related to leases that are not consummated are expensed as an acquisition expense in our consolidated statement of operations.

Derivative Financial Instruments

We may enter into derivative financial instruments for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on its non-recourse long-term debt. We enter into these instruments only for hedging underlying exposures. We do not hold or issue derivative financial instruments for purposes other than hedging. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though we believe that these are effective economic hedges.

We recognize all derivative financial instruments as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the

ICON AET Holdings, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

(unaudited)

derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value on such instruments in accumulated other comprehensive income (loss), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Income Taxes

We are taxed as a partnership for federal and state income tax purposes.  Therefore, no provision for federal and state income taxes has been recorded since the liability for such taxes is the responsibility of each of the individual members rather than us.  We are potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on the taxable income of any active trade or business carried on in New York City.  The UBT is imposed for each taxable year at a rate of approximately 4% of taxable income that is allocable to New York City.  Our federal, state and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the applicable taxing authorities. All penalties and interest associated with income taxes are included in general and administrative expense on the consolidated statement of operations. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  We did not have any uncertain tax positions nor did it have any unrecognized tax benefits as of the periods presented herein.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires our Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of depreciation, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

(3)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	December 31,
	2013	2012
Marine - crude oil tankers	$174,605,000	$174,605,000
Less: accumulated depreciation	37,800,292	24,096,260
Leased equipment at cost, less accumulated depreciation	$136,804,708	$150,508,740

Depreciation expense was $13,704,032 and $13,704,034 for the years ended December 31, 2013 and 2012, respectively.

On March 29, 2011, we acquired the AET Vessels. The aframax tankers were each acquired for $13,000,000, of which $9,000,000 was financed through non-recourse long-term debt, and were simultaneously bareboat chartered to AET Inc. Limited (“AET”) for a period of three years. The VLCCs were each acquired for $72,000,000, of which $55,000,000 was financed through non-recourse long-term debt, and were simultaneously bareboat chartered to AET for a period of 10 years.

Aggregate annual minimum future rentals receivable from our non-cancelable leases over the next five years and thereafter consisted of the following at December 31, 2013:

Years Ending December 31,
2014	$19,869,600
2015	18,855,170
2016	19,010,144
2017	18,751,854
2018	18,855,170
Thereafter	40,809,820
$136,151,758

ICON AET Holdings, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

(unaudited)

(4)       Non-Recourse Long-Term Debt

On March 29, 2011, we borrowed $128,000,000 (the “Senior Debt”) in connection with the acquisition of the AET Vessels. The $18,000,000 of debt relating to the aframax tankers accrued interest at a rate of 3.3075% per year through June 29, 2011. The interest rate after that date has been fixed pursuant to a swap agreement at 4.5550% per year through the maturity of the debt on March 24, 2014. The $110,000,000 of debt relating to the VLCCs accrued interest at a rate of 3.3075% per year through June 29, 2011. The interest rate after that date has been fixed pursuant to a swap agreement at 6.3430% per year through the maturity of the debt on March 29, 2021. The lender has a security interest in the AET Vessels.

On April 5, 2011, we borrowed $22,000,000 of subordinated non-recourse long-term debt from an unaffiliated third party (the “Sub Debt”) related to the investment in the AET Vessels. The loan accrues interest at 12%, which is for a period of 60 months and, at our option, may be extended for an additional 12 months. The loan is secured by an interest in our equity.

On April 20, 2012, we were notified of an event of default on the Senior Debt. Due to a change in the fair value of the AET Vessels, a provision in the Senior Debt loan agreement restricts our ability to utilize cash generated by the charter of the AET Vessels as of January 12, 2012 for purposes other than paying the Senior Debt. As of December 31, 2013, $8,460,964 was classified as restricted cash. Charter payments in excess of the Senior Debt loan service are held in reserve by the Senior Debt lender until such time as the restriction is cured. While this restriction is in place, we are prevented from applying the charter proceeds to the Sub Debt. As a result of our failure to make required Sub Debt loan payments from June 2012 to December 31, 2013, the Sub Debt lender has certain rights, including step-in rights, which allow it to collect cash generated from the charters until such time as the Sub Debt lender has received all unpaid amounts. The Sub Debt lender has reserved, but not exercised, its rights under the loan agreement.

As of December 31, 2013 and 2012, we had capitalized net debt financing costs of $1,824,356 and $2,377,914, respectively. For the year ended December 31, 2013 and 2012, we recognized additional interest expense of $553,558 and $666,882, respectively, related to the amortization of the debt financing costs.

The aggregate maturities of non-recourse long-term debt over the next five years and thereafter were as follows at December 31, 2013:

Years Ending December 31,
2014	34,778,619
2015	9,200,000
2016	9,200,000
2017	9,200,000
2018	9,200,000
Thereafter	38,700,000
$110,278,619

(5)       Transaction with Related Parties

In the normal course of operations, our Members will pay certain operating and general and administrative expenses on our behalf in proportion to their membership interests.

The financial condition and results of our operations, as reported, are not necessarily indicative of the results that would have been reported had we operated completely independently.

(6)       Derivative Financial Instruments

We may enter into derivative financial instruments for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on our non-recourse long-term debt. We enter into these instruments only for hedging underlying exposures. We do not hold or issue derivative financial instruments for purposes

ICON AET Holdings, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

(unaudited)

other than hedging. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though we believe that these are effective economic hedges.

We recognize all derivative financial instruments as either assets or liabilities on our consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in accumulated other comprehensive income (loss), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

GAAP and relevant International Swaps and Derivatives Association, Inc. (“ISDA”) agreements permit a reporting entity that is a party to a master netting agreement to offset fair value amounts recognized for derivative instruments that have been offset under the same master netting agreement. We elected to present the fair value of derivative contracts on a gross basis on the consolidated balance sheets.

Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements on our variable non-recourse debt. Our strategy to accomplish these objectives is to match the projected future cash flows with the underlying debt service. Interest rate swaps designated as cash flow hedges involve the receipt of floating-rate interest payments from a counterparty in exchange for us making fixed-rate interest payments over the life of the agreements without exchange of the underlying notional amount.

Counterparty Risk

We manage exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that we have with any individual bank and through the use of minimum credit quality standards for all counterparties. We do not require collateral or other security in relation to derivative financial instruments. Since it is our policy to enter into derivative contracts only with banks of internationally acknowledged standing and the fair value of our derivatives is in a liability position, we consider the counterparty risk to be remote.

Credit Risk

Derivative contracts may contain credit-risk related contingent features that can trigger a termination event, such as maintaining specified financial ratios.  In the event that we would be required to settle our obligations under the derivative contracts as of December 31, 2013 and 2012, the termination value would be $5,294,203 and $10,402,551, respectively.

Non-designated Derivatives

As of December 31, 2013 and 2012, we had four interest rate swaps with DVB Bank SE that are not designated and not qualifying as cash flow hedges with an aggregate notional amount of $90,525,000 and $105,025,000, respectively. These interest rate swaps are not speculative and are used to meet our objectives in using interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements.

The table below presents the fair value of our derivative financial instruments as well as their classification within our consolidated balance sheets as of December 31, 2013 and 2012:

	Liability Derivatives
		2013	2012
	Balance Sheet Location	Fair Value	Fair Value

Derivatives not designated as hedging instruments:

Interest rate swaps	Derivative financial instruments	$5,153,812	$9,689,018

ICON AET Holdings, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

(unaudited)

Our derivative financial instruments not designated as hedging instruments generated a gain on derivative financial instruments on the consolidated statements of operations for the year ended December 31, 2013 of $1,605,340 and a loss of $3,568,328 for the year ended December 31, 2012, related to interest rate swaps.

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

Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our Investment Manager’s assessment, on our behalf, of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The following table summarizes the valuation of our financial liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total

Liabilities:
Interest rate swaps	$-	$5,153,812	$-	$5,153,812

The following table summarizes the valuation of our material financial liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total

Liabilities:
Interest rate swaps	$-	$9,689,018	$-	$9,689,018

Our derivative financial instruments, including interest rate swaps, are valued using quoted market prices available in active markets for identical assets or liabilities or models based on readily observable or unobservable market parameters for all substantial terms of our derivative financial instruments and are classified within Level 2. Under U.S. GAAP, we use market prices and pricing models for fair value measurements of our derivative financial instruments.

We utilize a model that incorporates common market pricing methods as well as underlying characteristics of the particular swap contract for fair value measurements of our interest rate swaps, which are classified within Level 2.  Interest rate swaps are modeled by incorporating such inputs as the term to maturity, LIBOR swap curves, Overnight Index Swap (“OIS”) curves and the payment rate on the fixed portion of the interest rate swap. Thereafter, we compare third party quotations received to our own estimate of fair value to evaluate for reasonableness. The fair value of the interest rate swaps was recorded in derivative financial instruments within the consolidated balance sheets.

ICON AET Holdings, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

(unaudited)

As of January 1, 2013, we made two significant, but related, changes to our derivatives valuation methodology: (1) changing from LIBOR-based discount factors to OIS-based discount factors; and (2) changing from a traditional LIBOR swap curve to a dual-curve including both the LIBOR swap curve and the OIS curve. We made the changes to better align our inputs, assumptions, and pricing methodologies with those used in our principal market by most dealers and major market participants.  The change in valuation methodology is applied prospectively as a change in accounting estimate and is not material to our consolidated financial statements.

 (8)    Concentration of Risk

In the normal course of business, we are exposed to two significant types of economic risk: credit and market.   Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.

Market risk reflects the change in the value of debt instruments, derivatives and credit facilities due to changes in interest rate spreads or other market factors. We believe that the carrying value of our investments is reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

For the years ended December 31, 2013, 2012 and 2011, we had one lessee that accounted for 100% of rental income.

As of December 31, 2013 and 2012, we had one lessee that accounted for 91.8% and 95.0% of total assets, respectively.

As of December 31, 2013 and 2012, we had two lenders that accounted for 90.5% and 90.3% of total liabilities, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Leasing Fund Twelve, LLC

(Registrant)

By: ICON Capital, LLC

(Manager of the Registrant)

March 19, 2014

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

March 19, 2014

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)
By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)
By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)