Form 10-Q
period 2014-03-31
ICON LEASING FUND TWELVE, LLC
filed 2014-05-15
CIK 1377848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2014

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53189

ICON Leasing Fund Twelve, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5651009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

☑ Yes	o No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☑ Yes	o No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer o	Accelerated filer o

Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

o Yes	☑ No

Number of outstanding shares of limited liability company interests of the registrant on May 9, 2014 is 348,335.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,632,098	$13,985,307
Current portion of net investment in notes receivable	13,365,039	13,145,322
Current portion of net investment in finance leases	48,962,079	11,876,248
Due from Manager and affiliates, net	157,277	-
Other current assets	17,470,331	881,730
Total current assets	88,586,824	39,888,607
Non-current assets:
Net investment in notes receivable, less current portion	22,995,590	33,223,894
Net investment in finance leases, less current portion	105,438,909	90,036,227
Leased equipment at cost (less accumulated depreciation of
$40,735,268 and $38,848,729, respectively)	53,320,026	55,206,565
Investment in joint ventures	23,410,347	24,831,928
Other non-current assets	1,566,318	1,039,287
Total non-current assets	206,731,190	204,337,901
Total assets	$295,318,014	$244,226,508
Liabilities and Equity
Current liabilities:
Current portion of non-recourse long-term debt	$49,393,232	$44,606,812
Revolving line of credit, recourse	10,000,000	-
Derivative financial instruments	514,018	809,705
Deferred revenue	311,931	655,206
Due to Manager and affiliates, net	-	374,363
Accrued expenses and other current liabilities	1,761,710	771,510
Current portion of seller's credit	42,845,588	4,817,000
Total current liabilities	104,826,479	52,034,596
Non-current liabilities:
Non-recourse long-term debt, less current portion	34,078,880	10,764,171
Seller's credit, less current portion	7,911,356	42,734,436
Total non-current liabilities	41,990,236	53,498,607
Total liabilities	146,816,715	105,533,203
Commitments and contingencies (Note 13)
Equity:
Members’ equity:
Additional members	124,764,923	128,936,157
Manager	(1,851,053)	(1,808,919)
Accumulated other comprehensive loss	(346,675)	(629,587)
Total members’ equity	122,567,195	126,497,651
Noncontrolling interests	25,934,104	12,195,654
Total equity	148,501,299	138,693,305
Total liabilities and equity	$295,318,014	$244,226,508

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenue and other income:
Finance income	$3,475,392	$4,268,846
Rental income	4,031,972	10,111,872
Income from investment in joint ventures	639,355	645,029
Total revenue and other income	8,146,719	15,025,747
Expenses:
Management fees	539,190	882,226
Administrative expense reimbursements	460,632	428,404
General and administrative	1,086,521	797,419
Interest	1,424,976	2,611,789
Depreciation	1,886,539	9,491,582
Impairment loss	-	1,770,529
Gain on derivative financial instruments	(36,278)	(70,215)
Total expenses	5,361,580	15,911,734
Net income (loss)	2,785,139	(885,987)
Less: net income attributable to noncontrolling interests	621,121	150,268
Net income (loss) attributable to Fund Twelve	2,164,018	(1,036,255)

Other comprehensive income:
Change in fair value of derivative financial instruments	282,919	618,730
Currency translation adjustment during the period	(7)	(45,748)
Total other comprehensive income	282,912	572,982
Comprehensive income (loss)	3,068,051	(313,005)
Less: comprehensive income attributable to noncontrolling interests	621,121	171,932
Comprehensive income (loss) attributable to Fund Twelve	$2,446,930	$(484,937)

Net income (loss) attributable to Fund Twelve allocable to:
Additional members	$2,142,378	$(1,025,892)
Manager	21,640	(10,363)
	$2,164,018	$(1,036,255)
Weighted average number of additional shares of limited liability
company interests outstanding	348,335	348,429
Net income (loss) attributable to Fund Twelve per weighted average
additional share of limited liability company interests outstanding	$6.15	$(2.94)

See accompanying notes to consolidated financial statements.

Table of   contents

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Changes in Equity

	Members' Equity
	Additional
	Shares of			Accumulated
	Limited Liability			Other	Total
	Company	Additional		Comprehensive	Members'	Noncontrolling	Total
	Interests	Members	Manager	Loss	Equity	Interests	Equity
Balance, December 31, 2013	348,335	$128,936,157	$(1,808,919)	$(629,587)	$126,497,651	$12,195,654	$138,693,305
Net income	-	2,142,378	21,640	-	2,164,018	621,121	2,785,139
Change in fair value of derivative
financial instruments	-	-	-	282,919	282,919	-	282,919
Currency translation adjustments	-	-	-	(7)	(7)	-	(7)
Distributions	-	(6,313,612)	(63,774)	-	(6,377,386)	(860,563)	(7,237,949)
Investment by noncontrolling interests	-	-	-	-	-	13,977,892	13,977,892
Balance, March 31, 2014 (unaudited)	348,335	$124,764,923	$(1,851,053)	$(346,675)	$122,567,195	$25,934,104	$148,501,299

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$2,785,139	$(885,987)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Finance income	(2,071,464)	(3,331,663)
Rental income paid directly to lenders by lessees	(1,088,550)	(7,514,388)
Income from investment in joint ventures	(639,355)	(645,029)
Depreciation	1,886,539	9,491,582
Interest expense on non-recourse financing paid directly to lenders by lessees	84,265	633,707
Interest expense from amortization of debt financing costs	87,124	183,532
Net accretion of seller's credit and other	504,151	609,846
Impairment loss	-	1,770,529
Gain on derivative financial instruments	(36,278)	(70,215)
Changes in operating assets and liabilities:
Collection of finance leases	7,323,658	7,773,102
Other assets	(190,801)	438,827
Accrued expenses and other current liabilities	946,452	(468,376)
Deferred revenue	(491,152)	(176,805)
Due from/to Manager and affiliates, net	(531,640)	(250,226)
Distributions from joint ventures	51,478	144,245
Net cash provided by operating activities	8,619,566	7,702,681
Cash flows from investing activities:
Purchase of equipment	(46,009,722)	-
Proceeds from sale of leased equipment	293,090	-
Distributions received from joint ventures in excess of profits	2,009,458	190,329
Investment in notes receivable	-	(706,950)
Principal received on notes receivable	9,589,183	737,206
Net cash (used in) provided by investing activities	(34,117,991)	220,585
Cash flows from financing activities:
Proceeds from non-recourse long-term debt	7,500,000	-
Repayment of non-recourse long-term debt	(3,174,126)	(3,788,540)
Proceeds from revolving line of credit, recourse	10,000,000	-
Payment of debt financing costs	(75,000)	-
Repayment of sellers' credit	(210,000)	(70,000)
Minority interest contribution in joint ventures, net	13,342,298	-
Distributions to noncontrolling interests	(860,563)	(858,291)
Distributions to members	(6,377,386)	(7,083,361)
Net cash provided by (used in) financing activities	20,145,223	(11,800,192)
Effects of exchange rates on cash and cash equivalents	(7)	(146)
Net decrease in cash and cash equivalents	(5,353,209)	(3,877,072)
Cash and cash equivalents, beginning of period	13,985,307	30,980,776
Cash and cash equivalents, end of period	$8,632,098	$27,103,704

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$567,690	$1,613,300
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on non-recourse long-term debt paid directly to lenders by lessees	$1,088,550	$7,918,856
Reclassification of net assets from leased equipment at cost to net investment in
finance lease	$-	$9,376,510
Funds withheld from seller on asset acquisition	$250,000	$-
Non-recourse long-term debt paid directly to seller	$24,800,000	$-
Subordinated non-recourse financing provided by seller	$2,911,254	$-
Debt financing costs netted at funding	$267,951	$-
Acquisition fee paid by noncontrollng interests	$635,594	$-
Interest reserve net against principal repayment of notes receivable	$206,250	$-

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2014

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

Our manager is ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (the “Manager”).  Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, pursuant to the terms of our limited liability company agreement (the “LLC Agreement”).

Our operating period ended on April 30, 2014. On May 1, 2014, we commenced our liquidation period, during which we will sell our assets and/or let our investments mature in the ordinary course of business.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of our Manager, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.  The results for the interim period are not necessarily indicative of the results for the full year.

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

Financing receivables are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, our Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days and based upon our Manager’s judgment, these accounts may be placed in a non-accrual status.

In accordance with the cost recovery method, payments received on non-accrual financing receivables are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal of non-accrual financing receivables is not in doubt, interest income is recognized on a cash basis. Financing receivables in non-accrual status may not be restored to accrual status until all delinquent payments have been received, and we believe recovery of the

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

remaining unpaid receivable is probable.

When our Manager deems it is probable that we will not be able to collect all contractual principal and interest on a non-performing financing receivable, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the financing receivable, or the collateral value of the asset underlying the financing receivable when financing receivable repayment is collateral dependent. If it is determined that the impaired value of the non-performing financing receivable is less than the net carrying value, we will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings. We then charge off a financing receivable in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of the financing receivable.

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”), which clarifies guidance to the release of the cumulative translation adjustment when an entity sells all or part of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The adoption of ASU 2013-05 became effective for us on January 1, 2014 and did not have a material effect on the consolidated financial statements.

(3)  Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

	March 31,	December 31,
	2014	2013
Principal outstanding	$35,405,557	$45,166,973
Initial direct costs	1,501,861	2,043,505
Deferred fees	(546,789)	(841,262)
Net investment in notes receivable	36,360,629	46,369,216
Less: current portion of net investment in notes receivable	13,365,039	13,145,322
Net investment in notes receivable, less current portion	$22,995,590	$33,223,894

  On January 31, 2014, INOVA Rentals Corporation (f/k/a ARAM Rentals Corporation) and INOVA Seismic Rentals Inc. (f/k/a ARAM Seismic Rentals Inc.) (collectively, the “INOVA Borrowers”) satisfied their obligation in connection with three term loans scheduled to mature on August 1, 2014 by making a prepayment of approximately $1,672,000. No material gain or loss was recorded as a result of this transaction.

        On March 18, 2014, Green Field Energy Services, Inc. and its affiliates (collectively, “Green Field”) satisfied its obligation in connection with a superpriority, secured term loan scheduled to mature on August 26, 2014 by making a prepayment of approximately $7,458,000, comprised of all outstanding principal and accrued interest. No material gain or loss was recorded as a result of this transaction.

(4) Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

	March 31,	December 31,
	2014	2013
Minimum rents receivable	$175,985,228	$112,689,818
Estimated unguaranteed residual values	24,342,227	13,963,091
Initial direct costs	3,583,491	2,125,567
Unearned income	(49,509,958)	(26,866,001)
Net investment in finance leases	154,400,988	101,912,475
Less: current portion of net investment in finance leases	48,962,079	11,876,248
Net investment in finance leases, less current portion	$105,438,909	$90,036,227

 On March 4, 2014, a joint venture owned 60% by us, 15% by ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), 15% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”) and 10% by ICON ECI Fund Sixteen (“Fund Sixteen”), each an entity also managed by our Manager, purchased mining equipment from an affiliate of Blackhawk Mining, LLC (“Blackhawk”). Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of approximately $25,359,000 was funded by approximately $17,859,000 in cash and $7,500,000 of non-recourse long-term debt.

On March 21, 2014, a joint venture (“ICON Siva”) owned 75% by us, 12.5% by Fund Fifteen and 12.5% by Fund Fourteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two LPG tanker vessels, the SIVA Coral and the SIVA Pearl (collectively, the “SIVA Vessels”), from Siva Global Ships Limited (“Siva Global”) for an aggregate purchase price of $41,600,000. The SIVA Coral and the SIVA Pearl were delivered on March 28, 2014 and April 8, 2014, respectively. The SIVA Vessels were bareboat chartered to an affiliate of Siva Global for a period of eight years upon the delivery of each respective vessel. The SIVA Coral was acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan (the “Loan”) from DVB Group Merchant Bank (Asia) Ltd. (“DVB”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit. As of March 31, 2014, the draw down from the Loan associated with the SIVA Pearl and ICON Siva’s cash investment totaling approximately $15,950,000 for the purpose of acquiring the SIVA Pearl is being held in escrow and is included in other assets on our consolidated balance sheets.

On March 28, 2014, a joint venture owned 60% by us, 27.5% by Fund Fifteen and 12.5% by Fund Sixteen purchased trucks, trailers and other equipment from subsidiaries of D&T Holdings, LLC (“D&T”) for $12,200,000. Simultaneously, the trucks, trailers and other equipment were leased to D&T and its subsidiaries for 57 months.

On March 31, 2014, upon the expiration of the lease, Broadview Networks Holdings, Inc. and Broadview Networks Inc. (collectively, “Broadview”), purchased telecommunications equipment subject to the lease from us for $293,090. No gain or loss was recorded as a result of this transaction.

(5) Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	March 31,	December 31,
	2014	2013
Offshore oil field services equipment	$54,383,809	$54,383,809
Marine - container vessels	39,671,485	39,671,485
Leased equipment at cost	94,055,294	94,055,294
Less: accumulated depreciation	40,735,268	38,848,729
Leased equipment at cost, less accumulated depreciation	$53,320,026	$55,206,565

Depreciation expense was $1,886,539 and $9,491,582 for the three months ended March 31, 2014 and 2013, respectively.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

(6) Investment in Joint Ventures

On September 12, 2013, a joint venture owned by us, ICON Leasing Fund Eleven, LLC, an entity also managed by our Manager (“Fund Eleven”), and Fund Sixteen purchased mining equipment for approximately $15,107,000. The equipment is subject to a 24-month lease with Murray Energy Corporation and certain of its affiliates (collectively, “Murray”), which expires on September 30, 2015. On December 1, 2013 and February 1, 2014, Fund Sixteen contributed capital of approximately $934,000 and $1,726,000, respectively, to the joint venture, inclusive of acquisition fees. Subsequent to Fund Sixteen’s second capital contribution, the joint venture is owned 13.2% by us, 67.0% by Fund Eleven and 19.8% by Fund Sixteen. As a result, we received corresponding returns of capital.

(7) Non-Recourse Long-Term Debt

As of March 31, 2014 and December 31, 2013, we had non-recourse long-term debt obligations of $83,472,112 and $55,370,983, respectively, with maturity dates ranging from April 24, 2014 to April 8, 2022, and interest rates ranging from 5.43% to 7.96% per year, fixed after giving effect to our interest rate swap agreements.

      On March 4, 2014, we, through a joint venture owned 60% by us, 15% by Fund Fourteen, 15% by Fund Fifteen and 10% by Fund Sixteen, financed the acquisition of certain mining equipment that is on lease to Blackhawk and its affiliates by entering into a non-recourse loan agreement with People’s Capital and Leasing Corp. (“People’s Capital”) in the amount of $7,500,000.  People’s Capital received a first priority security interest in such mining equipment. The loan bears interest at a rate of 6.5% per year and matures on February 1, 2018.

      We, through a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen, financed the acquisition of the SIVA Vessels by entering into a non-recourse loan agreement with DVB in the amount of $24,800,000.  The Loan bears interest at the rate of 6.1225% per year and has a term of eight years.

At March 31, 2014, we were in compliance with all covenants related to our non-recourse long-term debt.

(8) Revolving Line of Credit, Recourse

 We entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit through March 31, 2015 of up to $10,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.

The interest rate for general advances under the Facility is CB&T’s prime rate.  We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.5% per year.  In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year.  In addition, we are obligated to pay an annualized 0.50% fee on unused commitments under the Facility. On February 28, 2014 and March 13, 2014, we drew down $3,000,000 and $7,000,000, respectively, under the Facility.

At March 31, 2014, we had $10,000,000 outstanding under the Facility and were in compliance with all covenants related to the Facility.

(9) Transactions with Related Parties

We made distributions to our Manager of $63,774 and $70,830 for the three months ended March 31, 2014 and 2013, respectively. Additionally, our Manager’s interest in the net income (loss) attributable to us was $21,640 and ($10,363) for the three months ended March 31, 2014 and 2013, respectively.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Fees and other expenses incurred by us to our Manager or its affiliates were as follows:

			Three Months Ended
			March 31,
Entity	Capacity	Description	2014	2013
ICON Capital, LLC	Manager	Acquisition fees(1)	$1,612,070	$81,000
ICON Capital, LLC	Manager	Management fees (2)	539,190	882,226
ICON Capital, LLC	Manager	Administrative expense
		reimbursements(2)	460,632	428,404
			$2,611,892	$1,391,630

(1)		Amount capitalized and amortized to operations.
(2)		Amount charged directly to operations.

At March 31, 2014, we had a net receivable due from our Manager and its affiliates of $157,277, primarily related to an expense incurred by one of our joint ventures, which we paid on Fund Fourteen’s behalf and will be reimbursed. At December 31, 2013, we had a net payable due to our Manager and its affiliates of $374,363, primarily related to administrative expense reimbursements.

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

 We recognize all derivative financial instruments as either assets or liabilities on our consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in accumulated other comprehensive (loss) income (“AOCI”), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

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

Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements on our variable non-recourse debt. Our strategy to accomplish these objectives is to match the projected future cash flows with the underlying debt service. Each interest rate swap involves the receipt of floating-rate interest payments from a counterparty in exchange for us making fixed-rate interest payments over the life of the agreement without exchange of the underlying notional amount.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

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

As of March 31, 2014 and December 31, 2013, we had only warrants in an asset position that were not material to the consolidated financial statements; therefore, we consider the counterparty risk to be remote.

Credit Risk

Derivative contracts may contain credit risk-related contingent features that can trigger a termination event, such as maintaining specified financial ratios.  In the event that we would be required to settle our obligations under the derivative contracts as of March 31, 2014 and December 31, 2013, the termination value would be $519,895 and $821,875, respectively.

Non-designated Derivative

As of March 31, 2014 and December 31, 2013 , we had one interest rate swap with Standard Chartered Bank (“Standard Chartered”) that is not designated and not qualifying as a cash flow hedge with a notional amount of $6,193,548 and $6,580,645, respectively.  Additionally, we hold warrants that are held for purposes other than hedging. All changes in the fair value of the interest rate swap not designated as a hedge and the warrants are recorded directly in earnings.

Our derivative financial instruments not designated as hedging instruments generated a gain on derivative financial instruments on the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2014 and 2013 of $39,709 and $76,681, respectively. The gain recorded for the three months ended March 31, 2014 was comprised of a gain of $36,656 relating to the interest rate swap contract and a gain of $3,053 relating to warrants. The gain recorded for the three months ended March 31, 2013 was comprised of gains of $54,236 relating to interest rate swap contracts and $22,445 relating to warrants. These amounts were recorded as a component of gain on derivative financial instruments on the consolidated statements of comprehensive income (loss).

Subsequent to March 31, 2014, the interest rate swap with Standard Chartered was terminated prior to its maturity date. The lessee to the transaction associated with the interest rate swap was responsible for all costs related to such termination.

Designated Derivatives

As of March 31, 2014 and December 31, 2013, we had four floating-to-fixed interest rate swaps, two with Standard Chartered and two with BNP Paribas, that were designated and qualifying as cash flow hedges with an aggregate notional amount of $38,074,429 and $41,405,424, respectively. These interest rate swaps have maturity dates ranging from April 24, 2014 to September 30, 2014.

For these derivatives, we record the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the consolidated statements of comprehensive income (loss) as the impact of the hedged transaction. During the three months ended March 31, 2014 and 2013, we recorded $3,431 and $6,466, respectively, of hedge ineffectiveness in earnings, which is included in gain on derivative financial instruments. At March 31, 2014 and December 31, 2013, the total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was $352,662 and $635,582, respectively.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Subsequent to March 31, 2014, the two interest rate swaps with Standard Chartered were terminated prior to their maturity date. The lessee to the transaction associated with the interest rate swaps was responsible for all costs related to such termination. Additionally, subsequent to March 31, 2014, the two interest rate swaps with BNP Paribas matured. Therefore, subsequent to March 31, 2014, we estimate that $352,662 will be reclassified from AOCI to interest expense.

The table below presents the fair value of our derivative financial instruments as well as their classification within our consolidated balance sheets as of March 31, 2014 and December 31, 2013:

	Asset Derivatives			Liability Derivatives
	Balance	March 31,	December 31,	Balance	March 31,	December 31,
	Sheet	2014	2013	Sheet	2014	2013
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:				Derivative financial
Interest rate swaps		$-	$-	instruments	$375,658	$634,687
Derivatives not designated as hedging instruments:				Derivative financial
Interest rate swaps		$-	$-	instruments	$138,360	$175,018
Warrants	Other non-current assets	$63,578	$60,525		$-	$-

The table below presents the effect of our derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2014 and 2013:

					Location of	Amount of
					Loss	Loss
					Recognized in	Recognized in
					Income on	Income on
		Amount of	Location of	Amount of	Derivatives	Derivatives
		Loss	Loss	Loss	(Ineffective	(Ineffective
		Recognized in	Reclassified	Reclassified	Portion and	Portion and
	Derivatives	AOCI on	from AOCI	from AOCI	Amounts	Amounts
	Designated as	Derivatives	into Income	into Income	Excluded from	Excluded from
	Hedging	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
Period	Instruments	Portion)	Portion)	Portion)	Testing)	Testing)
Gain
Three Months					on derivative
Ended	Interest rate		Interest		financial
March 31, 2014	swaps	$(12,821)	expense	$(295,740)	instruments	$(3,431)

Gain
Three Months					on derivative
Ended	Interest rate		Interest		financial
March 31, 2013	swaps	$(25,188)	expense	$(643,918)	instruments	$(6,466)

(11) Accumulated Other Comprehensive Loss

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

As of March 31, 2014 and December 31, 2013, AOCI of $346,675 and $629,587, respectively, was primarily related to accumulated unrealized losses on derivative financial instruments.

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

The following table summarizes the valuation of our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Warrants	$-	$-	$63,578	$63,578
Liabilities:
Interest rate swaps	$-	$514,018	$-	$514,018

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

Interest Rate Swaps

We utilize a model that incorporates common market pricing methods as well as underlying characteristics of the particular swap contract. Interest rate swaps are modeled by incorporating such inputs as the term to maturity, LIBOR swap curves, Overnight Index Swap curves and the payment rate on the fixed portion of the interest rate swap. Such inputs are classified within Level 2. Thereafter, we compare third party quotations received to our own estimate of fair value to evaluate for reasonableness. The fair value of the interest rate swaps was recorded in derivative financial instruments within the consolidated balance sheets.

Warrants

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

As of March 31, 2014 and December 31, 2013, our warrants were valued using the Black-Scholes-Merton option pricing model based on observable and unobservable inputs that are significant to the fair value measurement and are classified within Level 3. Unobservable inputs used in the Black-Scholes-Merton option pricing model include, but are not limited to, the expected stock price volatility and the expected period until the warrants are exercised. Increases or decreases of these inputs would result in a higher or lower fair value measurement.

The fair value of the warrants was recorded in other non-current assets within the consolidated balance sheets. The unrealized gain on the change in fair value of the warrants was recorded in gain on derivative financial instruments on the consolidated statements of comprehensive income (loss).

Assets and Liabilities for which Fair Value is Disclosed

Certain of our financial assets and liabilities, which include fixed-rate notes receivable, fixed rate non-recourse long term debt and seller’s credits, for which fair value is required to be disclosed, were valued using inputs that are generally unobservable and are supported by little or no market data and are therefore classified within Level 3. Under U.S. GAAP, we use projected cash flows for fair value measurements of these financial assets and liabilities. Fair value information with respect to certain of our other assets and liabilities is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates.

The estimated fair value of our fixed-rate notes receivable, fixed-rate non-recourse long-term debt and seller’s credits was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. Principal outstanding on fixed-rate notes receivable was discounted at rates ranging between 12% and 15.25% per year. Principal outstanding on fixed-rate non-recourse long-term debt and seller’s credits was discounted at a rate of 6.1225% per year.

	March 31, 2014
	Carrying	Fair Value
	Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$35,405,557	$35,510,856

Principal outstanding on fixed-rate non-recourse long-term debt	$32,123,096	$31,929,696

Seller's credit	$50,756,944	$56,516,549

(13) Commitments and Contingencies

At the time we acquire or divest of our interest in an equipment lease or other financing transaction, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our Manager believes that any liability of ours that may arise as a result of any such indemnification obligations will not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

At March 31, 2014, we had non-recourse debt obligations. The lender has a security interest in the majority of the assets collateralizing each non-recourse long-term debt instrument and an assignment of the rental payments under the lease associated with the asset. In such cases, the lender is being paid directly by the lessee.  In other cases, we receive the rental payments and pay the lender. If the lessee defaults on the lease, the assets would be returned to the lender in extinguishment of the non-recourse debt. At March 31, 2014, our outstanding non-recourse long-term indebtedness was $83,472,112. At March 31, 2014, we had $10,000,000 outstanding under the Facility.

In connection with certain investments, we are required to maintain restricted cash balances with certain banks.  Restricted cash of $491,250 is presented within other non-current assets in our consolidated balance sheets at March 31, 2014 and December 31, 2013.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

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

(14) Subsequent Events

On April 3, 2014, we sold three vessels, the Leighton Stealth, the Leighton Eclipse and the Leighton Faulkner (collectively, the “Leighton Vessels”), to Leighton Offshore Pte. Ltd. (“Leighton”) for an aggregate sale price of approximately $154,500,000. In connection with such sales, we satisfied our non-recourse debt obligations with Standard Chartered and repaid all outstanding seller’s credits to Leighton associated with the Leighton Vessels.

On April 15, 2014, we sold all of our interest in two term loans with  Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd. (collectively, “Ocean Navigation”) to Garanti Bank International, N.V. (“Garanti Bank”) for $9,600,000.

On May 12, 2014, we satisfied our non-recourse debt obligations in full related to two containership vessels, the Aegean Express and the Arabian Express, by making a payment in the aggregate amount of approximately $6,000,000 to BNP Paribas.

Subsequent to March 31, 2014, substantially all material conditions to closing were satisfied with respect to a commitment to acquire an offshore support vessel from a subsidiary of Pacific Radiance Ltd. (“Pacific Radiance”). A joint venture owned 75% by us, 12.5% by Fund Fifteen and 12.5% by Fund Fourteen will acquire the vessel for $40,000,000. Simultaneously with the purchase, the vessel will be bareboat chartered to Pacific Radiance for a period of ten years. The joint venture intends to finance the purchase of the vessel with non-recourse senior debt from DVB in the amount of $26,000,000 and a seller’s credit from Pacific Radiance of $2,000,000.

Subsequent to March 31, 2014, substantially all material conditions to closing were satisfied with respect to a commitment to provide a senior secured term loan in an amount of up to $26,000,000 to two affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”). A joint venture owned 75% by us, 12.5% by Fund Fifteen and 12.5% by Fund Fourteen will provide the loan which will be used by TMA to purchase and upgrade two platform supply vessels. The loan will bear interest at LIBOR plus a margin of between 13% and 17% and will be for a period of five years.  The loan will be secured by, among other things, a first priority security interest in each of the vessels.

Item 2.   Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON Leasing Fund Twelve, LLC and its consolidated subsidiaries.

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “would,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events. They are based on assumptions and are subject to risks and uncertainties and other factors outside of our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

We operate as an equipment leasing and finance program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve. We primarily acquire equipment subject to lease, purchase equipment and lease it to third-party end users or finance equipment for third parties and, to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration.  Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as “income” leases.  For our other equipment leases, we finance the majority of the purchase price through borrowings from third parties.  We refer to these leases as “growth” leases.  These growth leases generated little or no current cash flow because substantially all of the rental payments received from the lessee were used to service the indebtedness associated with acquiring or financing the lease.  For these leases, we anticipate that the future value of the leased equipment would exceed the cash portion of the purchase price.

Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our LLC Agreement.

Our offering period ended on April 30, 2009 and our operating period commenced on May 1, 2009. During our offering period, we raised total equity of $347,686,947. Our operating period ended on April 30, 2014 and our liquidation period commenced on May 1, 2014. During our liquidation period, we will sell our assets and/or let our investments mature in the ordinary course of business.  If our Manager believes it would benefit our members to reinvest the proceeds received from investments in additional investments during the liquidation period, our Manager may do so.

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2013:

Telecommunications Equipment

•         On March 31, 2014, upon the expiration of the lease, Broadview purchased telecommunications equipment subject to the lease from us for $293,090. No gain or loss was recorded as a result of this transaction.

Tanker Vessels

•          On March 21, 2014, ICON Siva, through two indirect subsidiaries, entered into memoranda of agreement to purchase the SIVA Vessels from Siva Global for an aggregate purchase price of $41,600,000. The SIVA Coral and the SIVA Pearl were delivered on March 28, 2014 and April 8, 2014, respectively. The SIVA Vessels were bareboat chartered to an affiliate of Siva Global for a period of eight years upon the delivery of each respective vessel. The SIVA Coral was acquired for approximately $3,550,000 in cash, $12,400,000 of financing through the Loan from DVB and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit. As of March 31, 2014, the draw down from the Loan associated with the SIVA Pearl and ICON Siva’s cash investment totaling approximately $15,950,000 for the purpose of acquiring the SIVA Pearl is being held in escrow and is included in other assets on our consolidated balance sheets.

           Trucks and Trailers

•         On March 28, 2014, a joint venture owned 60% by us, 27.5% by Fund Fifteen and 12.5% by Fund Sixteen purchased trucks, trailers and other equipment from subsidiaries of D&T for $12,200,000. Simultaneously, the trucks, trailers and other equipment were leased to D&T and its subsidiaries for 57 months.

Mining Equipment

•         On September 12, 2013, a joint venture owned by us, Fund Eleven and Fund Sixteen purchased mining equipment for approximately $15,107,000. The equipment is subject to a 24-month lease with Murray, which expires on September 30, 2015. On December 1, 2013 and February 1, 2014, Fund Sixteen contributed capital of approximately $934,000 and $1,726,000, respectively, to the joint venture, inclusive of acquisition fees. Subsequent to Fund Sixteen’s second capital contribution, the joint venture is owned 13.2% by us, 67.0% by Fund Eleven and 19.8% by Fund Sixteen. As a result, we received corresponding returns of capital.

•         On March 4, 2014, a joint venture owned 60% by us, 15% by Fund Fourteen, 15% by Fund Fifteen and 10% by Fund Sixteen purchased mining equipment from an affiliate of Blackhawk. Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of approximately $25,359,000 was funded by approximately $17,859,000 in cash and $7,500,000 of non-recourse long-term debt with People’s Capital. The loan bears interest at a rate of 6.5% per year and matures on February 1, 2018.

     Notes Receivable

•          On January 31, 2014, the INOVA Borrowers satisfied their obligation in connection with three term loans scheduled to mature on August 1, 2014 by making a prepayment of approximately $1,672,000. No material gain or loss was recorded as a result of this transaction.

•         On March 18, 2014, Green Field satisfied its obligation in connection with a superpriority, secured term loan scheduled to mature on August 26, 2014 by making a prepayment of approximately $7,458,000, comprised of all outstanding principal and accrued interest. No material gain or loss was recorded as a result of this transaction.

Acquisition Fees

We incurred acquisition fees to our Manager of approximately $1,612,000 during the three months ended March 31, 2014.

Subsequent Events

On April 3, 2014, we sold the Leighton Vessels to Leighton for an aggregate sale price of approximately $154,500,000. In connection with such sales, we satisfied our non-recourse debt obligations with Standard Chartered and repaid all outstanding seller’s credits to Leighton associated with the Leighton Vessels.

On April 15, 2014, we sold all of our interest in two term loans with Ocean Navigation to Garanti Bank for $9,600,000.

On May 12, 2014, we satisfied our non-recourse debt obligations in full related to two containership vessels, the Aegean Express and the Arabian Express, by making a payment in the aggregate amount of approximately $6,000,000 to BNP Paribas.

Subsequent to March 31, 2014, substantially all material conditions to closing were satisfied with respect to a commitment to acquire an offshore support vessel from a subsidiary of Pacific Radiance. A joint venture owned 75% by us, 12.5% by Fund Fifteen and 12.5% by Fund Fourteen will acquire the vessel for $40,000,000. Simultaneously with the purchase, the vessel will be bareboat chartered to Pacific Radiance for a period of ten years. The joint venture intends to finance the purchase of the vessel with non-recourse senior debt from DVB in the amount of $26,000,000 and a seller’s credit from Pacific Radiance of $2,000,000.

Subsequent to March 31, 2014, substantially all material conditions to closing were satisfied with respect to a commitment to provide a senior secured term loan in an amount of up to $26,000,000 to TMA. A joint venture owned 75% by us, 12.5% by Fund Fifteen and 12.5% by Fund Fourteen will provide the loan which will be used by TMA to purchase and upgrade two platform supply vessels. The loan will bear interest at LIBOR plus a margin of between 13% and 17% and will be for a period of five years.  The loan will be secured by, among other things, a first priority security interest in each of the vessels.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2014 (the “2014 Quarter”) and 2013 (the “2013 Quarter”)

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	March 31, 2014		December 31, 2013
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Offshore oil field services equipment	$91,414,639	48%	$93,951,371	63%
Mining equipment	24,965,233	13%	-	-
Tanker Vessel	19,385,254	10%	-	-
Transportation	12,027,201	6%	-	-
Printing equipment	10,504,894	6%	10,961,912	7%
Marine - crude oil tanker	10,055,420	5%	10,102,586	7%
Coal drag line	6,608,662	3%	7,495,844	5%
Seismic imaging equipment	4,142,371	2%	4,128,632	3%
Tube manufacturing equipment	4,136,585	2%	4,152,432	3%
Lubricant manufacturing equipment	2,729,213	2%	2,737,695	2%
Telecommunications equipment	2,635,753	1%	3,168,851	2%
Aircraft engines	1,692,574	1%	1,687,232	1%
On-shore oil field services equipment	463,818	1%	8,017,099	6%
Analog seismic system equipment	-	-	1,878,037	1%
	$190,761,617	100%	$148,281,691	100%

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During the 2014 Quarter and the 2013 Quarter, one customer generated a significant portion (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2014 Quarter	2013 Quarter
Leighton Holdings Limited	Offshore oil field services equipment	58%	66%

Interest income from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of comprehensive income (loss).

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

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	March 31, 2014		December 31, 2013
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Offshore oil field services equipment	$34,110,450	64%	$35,135,234	64%
Marine - container vessels	19,209,576	36%	20,071,331	36%
	$53,320,026	100%	$55,206,565	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During the 2014 Quarter and the 2013 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2014 Quarter	2013 Quarter
Swiber Holdings Limited	Offshore oil field services equipment	58%	23%
Vroon Group B.V.	Marine - container vessels	42%	17%
AET Inc. Limited	Marine - crude oil tanker	-	59%
		100%	99%

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

Revenue and other income for the 2014 Quarter and the 2013 Quarter is summarized as follows:

	Three Months Ended
	March 31,
	2014	2013	Change
Finance income	$3,475,392	$4,268,846	$(793,454)
Rental income	4,031,972	10,111,872	(6,079,900)
Income from investment in joint ventures	639,355	645,029	(5,674)
Total revenue and other income	$8,146,719	$15,025,747	$(6,879,028)

Total revenue and other income for the 2014 Quarter decreased $6,879,028, or 45.8%, compared to the 2013 Quarter. The decrease in rental income was primarily due to the termination of four operating leases and the reclassification of one lease from an operating lease to a finance lease during or subsequent to the 2013 Quarter.

Expenses for the 2014 Quarter and the 2013 Quarter are summarized as follows:

	Three Months Ended
	March 31,
	2014	2013	Change
Management fees	$539,190	$882,226	$(343,036)
Administrative expense reimbursements	460,632	428,404	32,228
General and administrative	1,086,521	797,419	289,102
Interest	1,424,976	2,611,789	(1,186,813)
Depreciation	1,886,539	9,491,582	(7,605,043)
Impairment loss	-	1,770,529	(1,770,529)
Gain on derivative financial instruments	(36,278)	(70,215)	33,937
Total expenses	$5,361,580	$15,911,734	$(10,550,154)

Total expenses for the 2014 Quarter decreased $10,550,154, or 66.3%, as compared to the 2013 Quarter. The decrease in depreciation was primarily due to the sale of four vessels and the reclassification of one lease from an operating lease to a finance lease subsequent to the 2013 Quarter.  The decrease in impairment loss was due to the recognition of an impairment loss in connection with the Eagle Corona, the Eagle Carina, the Eagle Auriga and the Eagle Centaurus (collectively, the “Eagle Vessels”) during the 2013 Quarter.  The decrease in interest was primarily due to the repayment of debt associated with the sale of four vessels subsequent to the 2013 Quarter.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $470,853, from $150,268 in the 2013 Quarter to $621,121 in the 2014 Quarter. The increase was primarily due to an impairment loss recorded during the 2013 Quarter relating to the Eagle Vessels with no comparable loss in the 2014 Quarter.

Net Income (Loss) Attributable to Fund Twelve

As a result of the foregoing factors, net income (loss) attributable to us for the 2014 Quarter and the 2013 Quarter was $2,164,018 and ($1,036,255), respectively. Net income (loss) attributable to us per weighted average additional share of limited liability company interests (“Share”) outstanding for the 2014 Quarter and the 2013 Quarter was $6.15 and ($ 2.94), respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2014 compared to December 31, 2013.

Total Assets

Total assets increased $51,091,506, from $244,226,508 at December 31, 2013 to $295,318,014 at March 31, 2014. The increase was primarily due to the receipt of additional cash from our non-recourse long-term debt, our Facility and contributions from noncontrolling interests, which was subsequently used to purchase certain assets during the 2014 Quarter, partially offset by distributions to our members and noncontrolling interests.

Current Assets

Current assets increased $48,698,217, from $39,888,607 at December 31, 2013 to $88,586,824 at March 31, 2014. The increase was primarily due to the reclassification of the balances of three finance leases related to the Leighton Vessels from long-term to short-term due to Leighton’s purchase of the Leighton Vessels in the second quarter of 2014. Additionally, the increase was due to contributions from noncontrolling interests being held in escrow for our investment in the SIVA Pearl in April 2014 as well as the reclassification of the notes receivable due from Ocean Navigation, of which our interest therein was sold in the second quarter of 2014. These increases were partially offset by distributions to our members and noncontrolling interests during the 2014 Quarter.

Total Liabilities

Total liabilities increased $41,283,512, from $105,533,203 at December 31, 2013 to $146,816,715 at March 31, 2014. The increase was primarily due to additional borrowings of non-recourse long-term debt as well the drawdowns on our Facility during the 2014 Quarter.

Current Liabilities

Current liabilities increased $52,791,883, from $52,034,596 at December 31, 2013 to $104,826,479 at March 31, 2014. The increase was primarily due to reclassification of the seller’s credits related to the Leighton Vessels to current liabilities since those liabilities would need to be satisfied simultaneously with the anticipated sales in April 2014. Additionally, the increase was due to drawdowns on our Facility during the 2014 Quarter.

Equity

Equity increased $9,807,994, from $138,693,305 at December 31, 2013 to $148,501,299 at March 31, 2014. The increase was primarily due to contributions received from noncontrolling interests and net income during the 2014 Quarter, partially offset by distributions to our members and noncontrolling interests.

Liquidity and Capital Resources

Summary

At March 31, 2014 and December 31, 2013, we had cash and cash equivalents of $8,632,098 and $13,985,307, respectively. Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of March 31, 2014, the cash reserve was $1,738,435. During our operating period, our main source of cash was typically from operating activities and our main use of cash was in investing and financing activities. During our liquidation period, which commenced on May 1, 2014, our main sources of cash will be from the collection of income and proceeds from the sale of assets held directly by us or indirectly by our joint ventures and our main use of cash will be for distributions to our members. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we enter into new investments, meet our debt obligations, pay distributions to our members and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Cash Flows

Operating Activities

Cash provided by operating activities increased $916,885, from $7,702,681 in the 2013 Quarter to $8,619,566 in the 2014 Quarter.  The increase was primarily due to the reduction in interest paid related to the debt associated with the Eagle Vessels.

Investing Activities

Cash flows from investing activities decreased $34,338,576, from a source of cash of $220,585 in the 2013 Quarter to a use of cash of $34,117,991 in the 2014 Quarter. The decrease was due to the purchase of equipment, partially offset by our receipt of principal repayments on our notes receivable and distributions received from certain of our joint ventures.

Financing Activities

Cash flows from financing activities increased $31,945,415, from a use of cash of $11,800,192 in the 2013 Quarter to a source of cash of $20,145,223 in the 2014 Quarter. The increase was primarily due to (i) noncontrolling interest contributions in new joint ventures, (ii) proceeds received from drawdowns on our Facility, (iii) proceeds received from non-recourse long-term debt and (iv) a decrease in distributions to members.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at March 31, 2014 of $83,472,112. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender.  If the lessee were to default on the underlying lease resulting in our defaulting on the non-recourse long-term  debt, the assets would be returned to the lender in extinguishment of the non-recourse long-term debt.

On May 12, 2014, we satisfied our debt obligations in full related to two containership vessels, the Aegean Express and the Arabian Express, by making a payment of approximately $6,000,000 to BNP Paribas.

At March 31, 2014, we were in compliance with all covenants related to our non-recourse long-term debt.

Distributions

We, at our Manager’s discretion, made monthly distributions to each of our additional members beginning with the first month after each such member’s admission and continued to make distributions until the end of our operating period. We made distributions of $63,774, $6,313,612, and $860,563 to our Manager, additional members and noncontrolling interests, respectively, during the 2014 Quarter. Distributions made during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments and our receipt of finance and other income from our investments.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2014, we had non-recourse debt obligations. The lender has a security interest in the majority of the assets collateralizing each non-recourse long-term debt instrument and an assignment of the rental payments under the lease associated with the asset. In such cases, the lender is being paid directly by the lessee.  In other cases, we receive the rental payments and pay the lender. If the lessee defaults on the lease, the assets would be returned to the lender in extinguishment of the non-recourse debt. At March 31, 2014, our outstanding non-recourse long-term indebtedness was $83,472,112. At March 31, 2014, we had $10,000,000 outstanding under the Facility.

In connection with certain investments, we are required to maintain restricted cash balances with certain banks.  Our restricted cash of $491,250 is presented within other non-current assets in our consolidated balance sheets at March 31, 2014 and December 31, 2013.

During 2008, a joint venture owned 55% by us and 45% by Fund Eleven purchased and simultaneously leased back semiconductor manufacturing equipment to EAR for approximately $15,730,000.  On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to ICON EAR.  The complaint also sought the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code.  Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that ICON EAR received as security in connection with its investment.  Our Manager filed an answer to the complaint, which included certain affirmative defenses. Our Manager believes these claims are frivolous and intends to vigorously defend this action.  At this time, we are unable to predict the outcome of this action or loss there from, if any.

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

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2014, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or repurchase any Shares during the three months ended March 31, 2014.

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

May 15, 2014

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)