Form 10-Q
period 2014-06-30
ICON LEASING FUND TWELVE, LLC
filed 2014-08-12
CIK 1377848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2014

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53189

ICON Leasing Fund Twelve, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5651009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

Number of outstanding shares of limited liability company interests of the registrant on August 8, 2014 is 348,335.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets
	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,684,200	$13,985,307
Current portion of net investment in notes receivable	4,623,292	13,145,322
Current portion of net investment in finance leases	8,502,738	11,876,248
Other current assets	1,783,599	881,730
Total current assets	77,593,829	39,888,607
Non-current assets:
Net investment in notes receivable, less current portion	22,491,241	33,223,894
Net investment in finance leases, less current portion	72,425,290	90,036,227
Leased equipment at cost (less accumulated depreciation of
$21,434,573 and $38,848,729, respectively)	74,099,236	55,206,565
Vessels (less accumulated depreciation of $66,401)	19,124,375	-
Investment in joint ventures	24,410,644	24,831,928
Other non-current assets	1,768,269	1,039,287
Total non-current assets	214,319,055	204,337,901
Total assets	$291,912,884	$244,226,508
Liabilities and Equity
Current liabilities:
Current portion of non-recourse long-term debt	$7,420,028	$44,606,812
Revolving line of credit, recourse	10,000,000	-
Derivative financial instruments	-	809,705
Deferred revenue	1,074,784	655,206
Due to Manager and affiliates, net	228,488	374,363
Accrued expenses and other current liabilities	922,110	771,510
Current portion of seller's credits	2,000,000	4,817,000
Total current liabilities	21,645,410	52,034,596
Non-current liabilities:
Non-recourse long-term debt, less current portion	56,179,309	10,764,171
Seller's credits, less current portion	12,078,407	42,734,436
Other non-current liabilities	550,000	-
Total non-current liabilities	68,807,716	53,498,607
Total liabilities	90,453,126	105,533,203
Commitments and contingencies (Note 13)
Equity:
Members’ equity:
Additional members	174,328,321	128,936,157
Manager	(1,350,413)	(1,808,919)
Accumulated other comprehensive loss	(7)	(629,587)
Total members’ equity	172,977,901	126,497,651
Noncontrolling interests	28,481,857	12,195,654
Total equity	201,459,758	138,693,305
Total liabilities and equity	$291,912,884	$244,226,508

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue and other income:
Finance income	$58,463,355	$4,638,049	$61,938,747	$8,906,895
Rental income	2,609,028	9,619,488	6,640,999	19,731,360
Time charter revenue	1,460,867	-	1,460,867	-
Income from investment in joint ventures	1,204,994	1,158,083	1,844,350	1,803,112
(Loss) gain on lease termination	(18,800)	2,887,375	(18,800)	2,887,375
Loss on sale of assets, net	-	(2,690,288)	-	(2,690,288)
Total revenue and other income	63,719,444	15,612,707	71,866,163	30,638,454
Expenses:
Management fees	599,561	988,500	1,138,751	1,870,725
Administrative expense reimbursements	668,467	480,208	1,129,099	908,612
General and administrative	487,545	994,182	1,574,065	1,791,602
Interest	1,558,245	2,398,784	2,983,221	5,010,573
Depreciation	1,227,615	9,598,966	3,114,154	19,090,548
Impairment loss	-	-	-	1,770,529
Vessel operating	1,369,672	-	1,369,672	-
Loss on derivative financial instruments	365,467	88,758	329,190	18,543
Total expenses	6,276,572	14,549,398	11,638,152	30,461,132
Net income	57,442,872	1,063,309	60,228,011	177,322
Less: net income attributable to noncontrolling interests	1,001,041	308,334	1,622,162	458,602
Net income (loss) attributable to Fund Twelve	56,441,831	754,975	58,605,849	(281,280)

Other comprehensive income:
Change in fair value of derivative financial instruments	-	635,988	282,919	1,254,718
Reclassification adjustment for losses on derivative
financial instruments due to early termination	346,668	-	346,668	-
Currency translation adjustment during the period	-	22,566	(7)	(23,182)
Total other comprehensive income	346,668	658,554	629,580	1,231,536
Comprehensive income	57,789,540	1,721,863	60,857,591	1,408,858
Less: comprehensive income attributable to noncontrolling interests	1,001,041	325,505	1,622,162	497,437
Comprehensive income attributable to Fund Twelve	$56,788,499	$1,396,358	$59,235,429	$911,421

Net income (loss) attributable to Fund Twelve allocable to:
Additional members	$55,877,413	$747,425	$58,019,791	$(278,467)
Manager	564,418	7,550	586,058	(2,813)
	$56,441,831	$754,975	$58,605,849	$(281,280)
Weighted average number of additional shares of limited liability
company interests outstanding	348,335	348,346	348,335	348,387
Net income (loss) attributable to Fund Twelve per weighted average
additional share of limited liability company interests outstanding	$160.41	$2.15	$166.56	$(0.80)

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional
	Shares of			Accumulated
	Limited Liability			Other	Total
	Company	Additional		Comprehensive	Members'	Noncontrolling	Total
	Interests	Members	Manager	Loss	Equity	Interests	Equity
Balance, December 31, 2013	348,335	$128,936,157	$(1,808,919)	$(629,587)	$126,497,651	$12,195,654	$138,693,305
Net income	-	2,142,378	21,640	-	2,164,018	621,121	2,785,139
Change in fair value of derivative
financial instruments	-	-	-	282,919	282,919	-	282,919
Currency translation adjustments	-	-	-	(7)	(7)	-	(7)
Distributions	-	(6,313,612)	(63,774)	-	(6,377,386)	(860,563)	(7,237,949)
Investment by noncontrolling interests	-	-	-	-	-	13,977,892	13,977,892
Balance, March 31, 2014 (unaudited)	348,335	124,764,923	(1,851,053)	(346,675)	122,567,195	25,934,104	148,501,299
Net income	-	55,877,413	564,418	-	56,441,831	1,001,041	57,442,872
Reclassification adjustment for losses on derivative
financial instruments due to early termination	-	-	-	346,668	346,668	-	346,668
Distributions	-	(6,314,015)	(63,778)	-	(6,377,793)	(1,717,255)	(8,095,048)
Investment by noncontrolling interests	-	-	-	-	-	3,263,967	3,263,967
Balance, June 30, 2014 (unaudited)	348,335	$174,328,321	$(1,350,413)	$(7)	$172,977,901	$28,481,857	$201,459,758

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$60,228,011	$177,322
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income	(59,567,812)	(6,838,573)
Rental income paid directly to lenders by lessees	(1,088,550)	(14,405,263)
Income from investment in joint ventures	(1,844,350)	(1,803,112)
Depreciation	3,114,154	19,090,548
Interest expense on non-recourse financing paid directly to lenders by lessees	63,647	1,181,314
Interest expense from amortization of debt financing costs	509,962	384,009
Net accretion of seller's credits	610,270	1,162,682
Impairment loss	-	1,770,529
Net loss on sale of assets	-	2,690,288
Net loss (gain) on lease termination	18,800	(2,887,375)
Loss on derivative financial instruments	520,932	18,543
Changes in operating assets and liabilities:
Collection of finance leases	10,563,900	14,444,326
Other assets	(1,225,986)	1,027,068
Accrued expenses and other current liabilities	410,264	(720,259)
Deferred revenue	(333,729)	(353,910)
Interest rate swaps	(698,318)	-
Due to Manager and affiliates, net	(145,875)	(267,468)
Distributions from joint ventures	70,199	288,782
Net cash provided by operating activities	11,205,519	14,959,451
Cash flows from investing activities:
Purchase of equipment	(58,894,722)	-
Proceeds from exercise of purchase options	106,964,516	-
Proceeds from sale of leased assets	-	1,938,915
Investment in joint ventures	(25,756)	(6,456,049)
Distributions received from joint ventures in excess of profits	2,221,191	380,365
Investment in notes receivable, net	(3,955,500)	(6,823,515)
Principal received on notes receivable	22,317,284	1,618,487
Net cash provided by (used in) investing activities	68,627,013	(9,341,797)
Cash flows from financing activities:
Proceeds from non-recourse long-term debt	7,500,000	-
Repayment of non-recourse long-term debt	(49,046,901)	(12,383,014)
Proceeds from revolving line of credit, recourse	10,000,000	3,000,000
Payment of debt financing costs	(400,000)	-
Repayment of sellers' credit	(210,000)	-
Investment by noncontrolling interests	16,356,266	-
Repurchase of shares of limited liability company interests	-	(31,816)
Distributions to noncontrolling interests	(2,577,818)	(1,698,163)
Distributions to members	(12,755,179)	(13,461,322)
Net cash used in financing activities	(31,133,632)	(24,574,315)
Effects of exchange rates on cash and cash equivalents	(7)	(73)
Net increase (decrease) in cash and cash equivalents	48,698,893	(18,956,734)
Cash and cash equivalents, beginning of period	13,985,307	30,980,776
Cash and cash equivalents, end of period	$62,684,200	$12,024,042

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,601,006	$3,108,319
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on non-recourse long-term debt paid directly to lenders by lessees	$1,088,550	$25,420,765
Reclassification of net assets from leased equipment at cost to net investment in
finance lease	$-	$9,376,510
Principal on non-recourse long-term debt paid directly to lenders by buyers of equipment	$-	$4,481,600
Funds withheld from seller on asset acquisition	$500,000	$-
Vessels purchased with non-recourse long-term debt paid directly to seller	$50,800,000	$-
Vessels purchased with subordinated non-recourse financing provided by seller	$7,786,104	$-
Satisfaction of seller's credits netted at sale	$40,863,178	$-
Reclassification of leased equipment to Vessels	$19,190,776	$-
Debt financing costs netted at funding	$520,800	$-
Investment by noncontrollng interests	$885,593	$-
Interest reserve net against principal repayment of note receivable	$206,250	$-

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2014

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

As our financing receivables, generally notes receivable and finance leases, are limited in number, our Manager is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics.  Financing receivables are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a financing receivable becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, our Manager analyzes whether a credit loss reserve should be established or whether the financing receivable should be restructured. Material events would be specifically disclosed in the discussion of each financing receivable held.

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

June 30, 2014

(unaudited)

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

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”), which clarifies guidance to the release of the cumulative translation adjustment when an entity sells all or part of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The adoption of ASU 2013-05 became effective for us on January 1, 2014 and did not have a material effect on the consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. The adoption of ASU 2014-09 becomes effective for us on January 1, 2017, including interim periods within that reporting period. Early adoption is not permitted.  We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

(3)  Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

	June 30, 2014	December 31, 2013
Principal outstanding	$26,746,507	$45,166,973
Initial direct costs	809,131	2,043,505
Deferred fees	(441,105)	(841,262)
Net investment in notes receivable	27,114,533	46,369,216
Less: current portion of net investment in notes receivable	4,623,292	13,145,322
Net investment in notes receivable, less current portion	$22,491,241	$33,223,894

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

On April 15, 2014, we sold all of our interest in two term loans with Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd. (collectively, “Ocean Navigation”) scheduled to mature in July and September 2016 to Garanti Bank International, N.V. (“Garanti Bank”) for $9,600,000. As a result, we wrote off the remaining initial direct costs associated with the notes receivable of approximately $455,000 as a charge against finance income.

On June 6, 2014, NTS Communications, Inc. and certain of its affiliates (collectively, “NTS”) satisfied their obligations in connection with a term loan scheduled to mature on July 1, 2017 by making a prepayment of approximately $2,701,000,

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $103,000. The prepayment fee was recognized as additional finance income.

On June 17, 2014, we and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), an entity also managed by our Manager, entered into a secured term loan credit facility agreement with SeaChange Projects LLC (“SeaChange”) to provide a credit facility of up to $7,000,000, of which our total commitment is $6,300,000.  The facility will be used to partially finance SeaChange’s acquisition and conversion of a containership vessel. As of June 30, 2014, we have funded $4,050,000 of our total commitment. The facility bears interest at 13.25% per year and is for a period of 42 months. The facility is secured by, among other things, a first priority security interest in and earnings from the vessel and the equity interests of SeaChange.

During the three months ended June 30, 2014, substantially all material conditions to closing were satisfied with respect to a commitment to provide a senior secured term loan credit facility  to two affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively “TMA”) of up to $29,000,000, of which our portion is expected to be $21,750,000. On July 14, 2014, we, Fund Fourteen, ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), an entity also managed by our Manager, and TMA executed the credit facility agreement. The facility will be used by TMA to acquire and refinance two platform supply vessels. The loan will bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of between 13% and 17% and will be for a period of five years. The loan will be secured by, among other things, a first priority security interest in and earnings from each of the vessels.

(4) Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	June 30, 2014	December 31, 2013
Minimum rents receivable	$102,768,079	$112,689,818
Estimated unguaranteed residual values	10,672,226	13,963,091
Initial direct costs	2,121,755	2,125,567
Unearned income	(34,634,032)	(26,866,001)
Net investment in finance leases	80,928,028	101,912,475
Less: current portion of net investment in finance leases	8,502,738	11,876,248
Net investment in finance leases, less current portion	$72,425,290	$90,036,227

On March 4, 2014, a joint venture owned 60% by us, 15% by Fund Fourteen, 15% by Fund Fifteen and 10% by ICON ECI Fund Sixteen (“Fund Sixteen”), an entity also managed by our Manager, purchased mining equipment from an affiliate of Blackhawk Mining, LLC (“Blackhawk”). Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of approximately $25,359,000 was funded by approximately $17,859,000 in cash and $7,500,000 of non-recourse long-term debt.

On March 21, 2014, a joint venture (“ICON Siva”) owned 75% by us, 12.5% by Fund Fifteen and 12.5% by Fund Fourteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two LPG tanker vessels, the SIVA Coral and the SIVA Pearl (collectively, the “SIVA Vessels”), from Siva Global Ships Limited (“Siva Global”) for an aggregate purchase price of $41,600,000. The SIVA Coral and the SIVA Pearl were delivered on March 28, 2014 and April 8, 2014, respectively. The SIVA Vessels were bareboat chartered to an affiliate of Siva Global for a period of eight years upon the delivery of each respective vessel. The SIVA Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan (the “Loan”) from DVB Group Merchant Bank (Asia) Ltd. (“DVB”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

On March 28, 2014, a joint venture owned 60% by us, 27.5% by Fund Fifteen and 12.5% by Fund Sixteen purchased trucks, trailers and other equipment from subsidiaries of D&T Holdings, LLC (“D&T”) for $12,200,000. Simultaneously, the trucks, trailers and other equipment were leased to D&T and its subsidiaries for 57 months.

On March 31, 2014, upon the expiration of the lease, Broadview Networks Holdings, Inc. and Broadview Networks Inc. (collectively, “Broadview”) purchased telecommunications equipment from us for $293,090. No gain or loss was recorded as a result of this transaction.

On April 3, 2014, Leighton Offshore Pte. Ltd. (“Leighton”), in accordance with the terms of three bareboat charters scheduled to expire between 2017 and 2018, exercised its option and purchased the Leighton Stealth, the Leighton Eclipse and the Leighton Faulkner (collectively, the “Leighton Vessels”) from us for an aggregate price of $155,220,900, including payment of swap-related expenses of $720,900. As a result of the termination of the leases and the sale of the Leighton Vessels, we recognized additional finance income of approximately $57,248,000. A portion of the aggregate purchase price due from the exercise of the purchase option was used to satisfy the Leighton seller’s credits of $47,421,000 related to our original purchase of the Leighton Vessels as well as to satisfy our non-recourse debt obligations with Standard Chartered Bank (“Standard Chartered”) of approximately $38,426,000.

(5) Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	June 30, 2014	December 31, 2013
Offshore oil field services equipment	$54,383,809	$54,383,809
Marine - container vessels	41,150,000	39,671,485
Leased equipment at cost	95,533,809	94,055,294
Less: accumulated depreciation	21,434,573	38,848,729
Leased equipment at cost, less accumulated depreciation	$74,099,236	$55,206,565

Depreciation expense was $1,227,615 and $9,598,966 for the three months ended June 30, 2014 and 2013, respectively. Depreciation expense was $3,114,154 and $19,090,548 for the six months ended June 30, 2014 and 2013, respectively.

On April 1, 2014, two containership vessels, the Aegean Express and the Arabian Express, were returned to us in accordance with the terms of the leases. Upon redelivery, the bareboat charters were terminated and we assumed the underlying time charters for the Aegean Express and the Arabian Express, which were scheduled to expire on June 9, 2014 and August 14, 2014, respectively. Subsequently, the time charter for the Aegean Express was extended through November 9, 2014 and we are in the process of finalizing the extension of the time charter for the Arabian Express through January 10, 2015.

Upon such redelivery, we assumed operational responsibility of the vessels. Simultaneously, we contracted with Fleet Ship Management Inc. (“Fleet Ship”) to manage the vessels on our behalf. Accordingly, these vessels have been reclassified to Vessels on our consolidated balance sheets.

On June 12, 2014, a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen purchased an offshore supply vessel from Pacific Crest Pte. Ltd. (“Pacific Crest”) for $40,000,000. Simultaneously, the vessel was bareboat chartered to Pacific Crest for ten years. The vessel was acquired for approximately $12,000,000 in cash, $26,000,000 of financing through a senior secured loan from DVB and $2,000,000 of financing through a subordinated, non-interest-bearing seller’s credit.

(6) Investment in Joint Ventures

On September 12, 2013, a joint venture owned by us, ICON Leasing Fund Eleven, LLC, an entity also managed by our Manager (“Fund Eleven”), and Fund Sixteen purchased mining equipment for approximately $15,107,000. The equipment is subject to a 24-month lease with Murray Energy Corporation and certain of its affiliates (collectively, “Murray”), which expires

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

on September 30, 2015. On December 1, 2013 and February 1, 2014, Fund Sixteen contributed capital of approximately $934,000 and $1,726,000, respectively, to the joint venture, inclusive of acquisition fees. Subsequent to Fund Sixteen’s second capital contribution, the joint venture is owned 13.2% by us, 67% by Fund Eleven and 19.8% by Fund Sixteen. As a result, we received corresponding returns of capital.

On April 14, 2014 and May 21, 2014, upon expiration of the leases with AET Inc. Limited (“AET”), a joint venture owned 25% by us and 75% by Fund Fourteen sold two aframax tanker vessels, the Eagle Otome and the Eagle Subaru, to third-party purchasers for an aggregate price of approximately $14,822,000. As a result, the joint venture recognized an aggregate gain on sale of assets of approximately $2,200,000. Our share of such gain was approximately $550,000, which is included within income from investment in joint ventures on our consolidated statements of comprehensive income.

(7) Non-Recourse Long-Term Debt

As of June 30, 2014 and December 31, 2013, we had non-recourse long-term debt obligations of $63,599,337 and $55,370,983, respectively. As of June 30, 2014, our non-recourse long-term debt obligations had maturity dates ranging from February 1, 2018 to April 8, 2022 and interest rates ranging from 5.04% to 6.50% per year.

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

We, through a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen, financed the acquisition of the SIVA Vessels by entering into a non-recourse loan agreement with DVB in the amount of $24,800,000.  The Loan bears interest at a rate of 6.1225% per year and has a term of eight years.

On April 3, 2014, a portion of the proceeds from the sale of the Leighton Vessels were used to satisfy our related non-recourse debt obligations with Standard Chartered of approximately $38,426,000.

On May 12, 2014, we satisfied our non-recourse debt obligations in full related to the Aegean Express and the Arabian Express by making a payment in the aggregate amount of approximately $6,000,000 to BNP Paribas.

We, through a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen, financed the acquisition of an offshore supply vessel from Pacific Crest by entering into a non-recourse loan agreement with DVB in the amount of $26,000,000. The senior secured loan bears interest at a rate of 5.04% per year and has a term of 7 years.

At June 30, 2014, we were in compliance with all covenants related to our non-recourse long-term debt.

(8) Revolving Line of Credit, Recourse

 We entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit through March 31, 2015 of up to $10,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the LIBOR plus 2.5% per year.  In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year.  In addition, we are obligated to pay an annualized 0.50% fee on unused commitments under the Facility. On February 28, 2014 and March 13, 2014, we drew down $3,000,000 and $7,000,000, respectively, under the Facility.

At June 30, 2014, we had $10,000,000 outstanding under the Facility and were in compliance with all covenants related to the Facility. As we have commenced our liquidation period, we are no longer able to draw down on the Facility.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

(9) Transactions with Related Parties

We paid distributions to our Manager of $63,778 and $127,552 for the three and six months ended June 30, 2014, respectively. We paid distributions to our Manager of $63,779 and $134,609 for the three and six months ended June 30, 2013, respectively. Additionally, our Manager’s interest in the net income attributable to us was $564,418 and $586,058 for the three and six months ended June 30, 2014, respectively. Our Manager’s interest in the net income (loss) attributable to us was $7,550 and $(2,813) for the three and six months ended June 30, 2013, respectively.

Fees and other expenses incurred by us to our Manager or its affiliates were as follows:

			Three Months Ended		Six Months Ended
			June 30,		June 30,
Entity	Capacity	Description	2014	2013	2014	2013
ICON Capital, LLC	Manager	Acquisition fees(1)	$2,272,500	$813,977	$3,884,570	$894,977
ICON Capital, LLC	Manager	Management fees (2)	599,561	988,500	1,138,751	1,870,725
ICON Capital, LLC	Manager	Administrative expense
		reimbursements(2)	668,467	480,208	1,129,099	908,612
			$3,540,528	$2,282,685	$6,152,420	$3,674,314

(1)		Amount capitalized and amortized to operations.
(2)		Amount charged directly to operations.

At June 30, 2014 and December 31, 2013, we had a net payable due to our Manager and its affiliates of $228,488 and $374,363, respectively, primarily related to administrative expense reimbursements.

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

June 30, 2014

(unaudited)

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

As of June 30, 2014 and December 31, 2013, we had only warrants in an asset position that were not material to the consolidated financial statements; therefore, we consider the counterparty risk to be remote.

Credit Risk

Derivative contracts may contain credit risk-related contingent features that can trigger a termination event, such as maintaining specified financial ratios.  In the event that we would be required to settle our obligations under the derivative contracts as of December 31, 2013, the termination value was $821,875. We had no derivative obligations as of June 30, 2014.

Non-designated Derivative

As of December 31, 2013, we had one interest rate swap with Standard Chartered that was not designated and not qualifying as a cash flow hedge with a notional amount of $6,580,645.  On April 1, 2014, this interest rate swap was terminated prior to its maturity date. The lessee to the transaction associated with this interest rate swap was responsible for all costs related to such termination. Additionally, we hold warrants that are held for purposes other than hedging. All changes in the fair value of the interest rate swap not designated as a hedge and the warrants are recorded directly in earnings, which is included in loss on derivative financial instruments.

Our derivative financial instrument not designated as a hedging instrument generated a (loss) gain on derivative financial instruments on the consolidated statements of comprehensive income for the three and six months ended June 30, 2014 of $(10,282) and $29,427, respectively. The loss recorded for the three months ended June 30, 2014 was comprised of losses of $4,038 relating to the interest rate swap contract and $6,244 relating to warrants. The gain recorded for the six months ended June 30, 2014 was comprised of a gain of $32,618 relating to interest rate swap contracts and a loss of $3,191 relating to warrants. Our derivative financial instruments not designated as hedging instruments generated a gain on derivative financial instruments on the consolidated statements of comprehensive income for the three and six months ended June 30, 2013 of $45,689 and $122,370, respectively. The gain recorded for the three months ended June 30, 2013 was comprised of a gain of $52,434 relating to the interest rate swap contracts and a loss of $6,745 relating to warrants. The gain recorded for the six months ended June 30, 2013 was comprised of gains of $106,670 relating to interest rate swap contracts and $15,700 relating to warrants. These amounts were recorded as a component of loss on derivative financial instruments on the consolidated statements of comprehensive income.

Designated Derivatives

As of December 31, 2013, we had four floating-to-fixed interest rate swaps, two with Standard Chartered and two with BNP Paribas, that were designated and qualifying as cash flow hedges with an aggregate notional amount of $41,405,424.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

On April 1, 2014, the two interest rate swaps with Standard Chartered were terminated prior to their maturity date. The lessee to the transaction associated with the interest rate swaps was responsible for all costs related to such termination. On April 24, 2014, the two interest rate swaps with BNP Paribas matured. As a result, $346,668 was reclassified from AOCI to interest expense and loss on derivative financial instruments during the three months ended June 30, 2014.

For these derivatives, we record the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the consolidated statements of comprehensive income as the impact of the hedged transaction. During the three and six months ended June 30, 2014, we recorded $3,431 of hedge ineffectiveness in earnings, which is included in loss on derivative financial instruments. During the three and six months ended June 30, 2013, we recorded $5,818 and $12,284, respectively, of hedge ineffectiveness in earnings, which is included in loss on derivative financial instruments. At June 30, 2014 and December 31, 2013, the total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was $0 and $635,582, respectively.

The table below presents the fair value of our derivative financial instruments as well as their classification within our consolidated balance sheets as of June 30, 2014 and December 31, 2013:

	Asset Derivatives			Liability Derivatives
	Balance	June 30,	December 31,	Balance	June 30,	December 31,
	Sheet	2014	2013	Sheet	2014	2013
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
Derivatives designated
as hedging instruments:
Interest rate swaps		$-	$-	Derivative financial instruments	$-	$634,687
Derivatives not
designated as hedging
instruments:
Interest rate swaps		$-	$-	Derivative financial instruments	$-	$175,018
Warrants	Other non-current assets	$57,334	$60,525		$-	$-

The table below presents the effect of our derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of comprehensive income for the three and six months ended June 30, 2014 and 2013:

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

					Location of	Amount of
					Loss	Loss
					Recognized in	Recognized in
					Income on	Income on
		Amount of	Location of	Amount of	Derivatives	Derivatives
		Loss	Loss	Loss	(Ineffective	(Ineffective
		Recognized in	Reclassified	Reclassified	Portion and	Portion and
	Derivatives	AOCI on	from AOCI into	from AOCI into	Amounts	Amounts
	Designated as	Derivatives	Income	Income	Excluded from	Excluded from
	Hedging	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
Period	Instruments	Portion)	Portion)*	Portion)*	Testing)	Testing)
			Loss on derivative		Loss
Three Months			financial		on derivative
Ended	Interest rate		instruments/		financial
June 30, 2014	swaps	$(11,057)	Interest expense	$(357,725)	instruments	$(3,431)

			Loss on derivative		Loss
Six Months			financial		on derivative
Ended	Interest rate		instruments/		financial
June 30, 2014	swaps	$(23,878)	Interest expense	$(653,465)	instruments	$(3,431)

Loss
Three Months					on derivative
Ended	Interest rate		Interest		financial
June 30, 2013	swaps	$(39,283)	expense	$(658,100)	instruments	$(5,818)

Loss
Six Months					on derivative
Ended	Interest rate		Interest		financial
June 30, 2013	swaps	$(63,774)	expense	$(1,279,657)	instruments	$(12,284)

* For the three and six months ended June 30, 2014, a loss in the amount of approximately $361,000 was reclassified into earnings as a loss on derivative financial instruments as a result of the discontinuance of two cash flow hedges because it was probable that the original forecasted transactions will not occur by the end of the originally specified time period or within the additional period of time. These two cash flow hedges related to the Leighton Eclipse and the Leighton Stealth, which were sold during the three months ended June 30, 2014.

(11) Accumulated Other Comprehensive Loss

As of June 30, 2014, AOCI of $7 was related to accumulated unrealized losses on currency translation adjustments. As of December 31, 2013, AOCI of $629,587 was related to accumulated unrealized losses on derivative financial instruments.

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

June 30, 2014

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

The following table summarizes the valuation of our financial assets measured at fair value on a recurring basis as of June 30, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Warrants	$-	$-	$57,334	$57,334

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

Warrants

As of June 30, 2014 and December 31, 2013, our warrants were valued using the Black-Scholes-Merton option pricing model based on observable and unobservable inputs that are significant to the fair value measurement and are classified within Level 3. Unobservable inputs used in the Black-Scholes-Merton option pricing model include, but are not limited to, the expected stock price volatility and the expected period until the warrants are exercised. Increases or decreases of these inputs would result in a higher or lower fair value measurement.

The fair value of the warrants was recorded in other non-current assets within the consolidated balance sheets. The unrealized gain on the change in fair value of the warrants was recorded in loss on derivative financial instruments on the consolidated statements of comprehensive income.

Assets and Liabilities for which Fair Value is Disclosed

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

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

The estimated fair value of our fixed-rate notes receivable, fixed-rate non-recourse long-term debt and seller’s credits was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. Principal outstanding on fixed-rate notes receivable was discounted at rates ranging between 10% and 15.76% per year. Principal outstanding on fixed-rate non-recourse long-term debt and seller’s credits was discounted at a rate of 5.04% per year.

	June 30, 2014
	Carrying	Fair Value
	Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$26,746,507	$27,521,607

Principal outstanding on fixed-rate non-recourse long-term debt	$57,259,671	$59,490,327

Seller's credit	$14,078,407	$14,031,753

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

At June 30, 2014, we had non-recourse debt obligations. The lender has a security interest in the majority of the assets collateralizing each non-recourse long-term debt instrument and an assignment of the rental payments under the lease associated with the asset. In such cases, the lender is being paid directly by the lessee.  In other cases, we receive the rental payments and pay the lender. If the lessee defaults on the lease, the assets could be returned to the lender in extinguishment of the non-recourse debt. At June 30, 2014, our outstanding non-recourse long-term indebtedness was $63,599,337. At June 30, 2014, we had $10,000,000 outstanding under the Facility.

In connection with certain investments, we are required to maintain restricted cash balances with certain banks.  Restricted cash of $526,421 and $491,250 is presented within other non-current assets in our consolidated balance sheets at June 30, 2014 and December 31, 2013, respectively.

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

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 6, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against ICON EAR that granted dismissal of ICON EAR’s claims to the proceeds resulting from the sale of certain EAR equipment. ICON EAR appealed this decision. On September 16, 2013, the lower court’s ruling was affirmed by the Illinois Appellate Court. On October 21, 2013, ICON EAR filed a Petition for Leave to Appeal with the Supreme Court of Illinois appealing the decision of the Illinois Appellate Court, which petition was denied on January 29, 2014. The only remaining asset owned by ICON EAR at June 30, 2014 and December 31, 2013 was real property with a carrying value of approximately $290,000 and is included in other non-current assets within our consolidated balance sheets.

(14) Subsequent Events

On July 2, 2014, SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC (collectively, “SAE”) satisfied its obligation related to a secured term loan scheduled to mature on November 28, 2016 by making a prepayment of approximately $4,592,000, comprised of all outstanding principal, accrued interest and a prepayment fee.

On July 7, 2014, Cenveo Corporation (“Cenveo”) made a partial prepayment of approximately $1,112,000, which includes a prepayment fee, related to a secured term loan. Simultaneously, we partially paid down our non-recourse long-term debt with NXT Capital, LLC (“NXT”) secured by our interest in the secured term loan to and collateral from Cenveo by making a payment of approximately $703,000.

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

Overview

We operate as an equipment leasing and finance program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve. We primarily acquire equipment subject to lease, purchase equipment and lease it to third-party end users or finance equipment for third parties and, to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration.  Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as “income” leases.  For our other equipment leases, we finance the majority of the purchase price through borrowings from third parties.  We refer to these leases as “growth” leases.  These growth leases generate little or no current cash flow because substantially all of the rental payments we receive from the lessee are used to service the indebtedness associated with acquiring or financing the lease.  For these leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2013:

Telecommunications Equipment

•         On March 31, 2014, upon the expiration of the lease, Broadview purchased telecommunications equipment from us for $293,090. No gain or loss was recorded as a result of this transaction.

Marine Vessels

•          On March 21, 2014, ICON Siva, through two indirect subsidiaries, entered into memoranda of agreement to purchase the SIVA Vessels from Siva Global for an aggregate purchase price of $41,600,000. The SIVA Coral and the SIVA Pearl were delivered on March 28, 2014 and April 8, 2014, respectively. The SIVA Vessels were bareboat chartered to an affiliate of Siva Global for a period of eight years upon the delivery of each respective vessel. The SIVA Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through the Loan from DVB and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit.

•          On April 1, 2014, two containership vessels, the Aegean Express and the Arabian Express, were returned to us in accordance with the terms of the leases. Upon redelivery, the bareboat charters were terminated and we assumed the underlying time charters for the Aegean Express and the Arabian Express, which were scheduled to expire on June 9, 2014 and August 14, 2014, respectively. Subsequently, the time charter for the Aegean Express was extended through November 9, 2014 and we are in the process of finalizing the extension of the time charter for the Arabian Express through January 10, 2015. Upon such redelivery, we assumed operational responsibility of the vessels. Simultaneously, we contracted with Fleet Ship to manage the vessels on our behalf. Accordingly, these vessels have been reclassified to Vessels on our consolidated balance sheets.

•         On April 3, 2014, Leighton, in accordance with the terms of three bareboat charters scheduled to expire between 2017 and 2018, exercised its option and purchased the Leighton Vessels from us for an aggregate price of $155,220,900, including payment of swap-related expenses of $720,900. As a result of the termination of the leases and the sale of the Leighton Vessels, we recognized additional finance income of approximately $57,248,000. A portion of the aggregate purchase price due from the exercise of the purchase option was used to satisfy the Leighton seller’s credits of $47,421,000 related to our original purchase of the Leighton Vessels as well as to satisfy our non-recourse debt obligations with Standard Chartered of approximately $38,426,000.

•         On April 14, 2014 and May 21, 2014, upon expiration of the leases with AET, a joint venture owned 25% by us and 75% by Fund Fourteen sold the Eagle Otome and the Eagle Subaru to third-party purchasers for an aggregate price of approximately $14,822,000. As a result, the joint venture recognized an aggregate gain on sale of assets of approximately $2,200,000. Our share of such gain was approximately $550,000, which is included within income from investment in joint ventures on our consolidated statements of comprehensive income.

•          On June 12, 2014, a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen purchased an offshore supply vessel from Pacific Crest for $40,000,000. Simultaneously, the vessel was bareboat chartered to Pacific Crest for ten years. The vessel was acquired for approximately $12,000,000 in cash, $26,000,000 of financing through a senior secured loan from DVB and $2,000,000 of financing through a subordinated, non-interest-bearing seller’s credit. The senior secured loan bears interest at a rate of 5.04% per year and has a term of 7 years.

Trucks and Trailers

•         On March 28, 2014, a joint venture owned 60% by us, 27.5% by Fund Fifteen and 12.5% by Fund Sixteen purchased trucks, trailers and other equipment from subsidiaries of D&T for $12,200,000. Simultaneously, the trucks, trailers and other equipment were leased to D&T and its subsidiaries for 57 months.

Mining Equipment

•         On September 12, 2013, a joint venture owned by us, Fund Eleven and Fund Sixteen purchased mining equipment for approximately $15,107,000. The equipment is subject to a 24-month lease with Murray, which expires on September 30, 2015. On December 1, 2013 and February 1, 2014, Fund Sixteen contributed capital of approximately $934,000 and $1,726,000, respectively, to the joint venture, inclusive of acquisition fees. Subsequent to Fund Sixteen’s second capital contribution, the joint venture is owned 13.2% by us, 67% by Fund Eleven and 19.8% by Fund Sixteen. As a result, we received corresponding returns of capital.

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

•          On April 15, 2014, we sold all of our interest in two term loans with Ocean Navigation scheduled to mature in July and September 2016 to Garanti Bank for $9,600,000. As a result, we wrote off the remaining initial direct costs associated with the notes receivable of approximately $455,000 as a charge against finance income.

•         On June 6, 2014, NTS satisfied their obligations in connection with a term loan scheduled to mature on July 1, 2017 by making a prepayment of approximately $2,701,000, comprised of the outstanding principal, accrued interest and a prepayment fee of approximately $103,000. The prepayment fee was recognized as additional finance income.

•         On June 17, 2014, we and Fund Fourteen entered into a secured term loan credit facility agreement with SeaChange to provide a credit facility of up to $7,000,000, of which our total commitment is $6,300,000.  The facility will be used to partially finance SeaChange’s acquisition and conversion of a containership vessel.  As of June 30, 2014, we have funded $4,050,000 of our total commitment. The facility bears interest at 13.25% per year and is for a period of 42 months. The facility is secured by, among other things, a first priority security interest in and earnings from the vessel and the equity interests of SeaChange.

•          During the three months ended June 30, 2014, substantially all material conditions to closing were satisfied with respect to a commitment to provide a senior secured term loan credit facility to TMA of up to $29,000,000, of which our portion is expected to be $21,750,000. On July 14, 2014, we, Fund Fourteen, Fund Fifteen and TMA executed the credit facility agreement.  The facility will be used by TMA to acquire and refinance two platform supply vessels. The loan will bear interest at LIBOR plus a margin of between 13% and 17% and will be for a period of five years. The loan will be secured by, among other things, a first priority security interest in and earnings from each of the vessels. We expect to fund our commitment under the facility during the three month period ending September 30, 2014.

Acquisition Fees

We incurred acquisition fees to our Manager of $2,272,500 and $3,884,570 during the three and six months ended June 30, 2014.

Subsequent Events

•         On July 2, 2014, SAE satisfied its obligation related to a secured term loan scheduled to mature on November 28, 2016 by making a prepayment of approximately $4,592,000, comprised of all outstanding principal, accrued interest and a prepayment fee.

•         On July 7, 2014, Cenveo made a partial prepayment of approximately $1,112,000, which includes a prepayment fee, related to a secured term loan. Simultaneously, we partially paid down our non-recourse long-term debt with NXT secured by our interest in the secured term loan to and collateral from Cenveo by making a payment of approximately $703,000.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will become effective for us on January 1, 2017. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements. We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2014 (the “2014 Quarter”) and 2013 (the “2013 Quarter”)

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	June 30, 2014		December 31, 2013
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Tanker vessel	$38,588,836	34%	$-	-
Mining equipment	24,064,662	22%	-	-
Transportation	11,654,097	11%	-	-
Printing equipment	10,059,241	9%	10,961,912	7%
Coal drag line	6,620,434	6%	7,495,844	5%
Seismic imaging equipment	4,156,469	4%	4,128,632	3%
Tube manufacturing equipment	4,120,689	4%	4,152,432	3%
Marine - container vessel	3,955,500	4%	-	-
Lubricant manufacturing equipment	2,720,636	3%	2,737,695	2%
Aircraft engines	1,639,821	2%	1,687,232	1%
On-shore oil field services equipment	462,176	1%	8,017,099	6%
Offshore oil field services equipment	-	-	93,951,371	63%
Marine - crude oil tanker	-	-	10,102,586	7%
Telecommunications equipment	-	-	3,168,851	2%
Analog seismic system equipment	-	-	1,878,037	1%
	$108,042,561	100%	$148,281,691	100%

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During the 2014 Quarter and the 2013 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2014 Quarter	2013 Quarter
Leighton Holdings Limited	Offshore oil field services equipment	96%	59%
Atlas Pipeline Mid-Continent, LLC	Gas compressors	-	13%
		96%	72%

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

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	June 30, 2014		December 31, 2013
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Offshore oil field services equipment	$74,099,236	100%	$35,135,234	64%
Marine - container vessels	-	-	20,071,331	36%
	$74,099,236	100%	$55,206,565	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During the 2014 Quarter and the 2013 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2014 Quarter	2013 Quarter
Swiber Holdings Limited	Offshore oil field services equipment	90%	24%
Vroon Group B.V.	Marine - container vessels	-	18%
AET Inc. Limited	Marine - crude oil tanker	-	58%
		90%	100%

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

Revenue and other income for the 2014 Quarter and the 2013 Quarter is summarized as follows:

	Three Months Ended June 30,
	2014	2013	Change
Finance income	$58,463,355	$4,638,049	$53,825,306
Rental income	2,609,028	9,619,488	(7,010,460)
Time charter revenue	1,460,867	-	1,460,867
Income from investment in joint ventures	1,204,994	1,158,083	46,911
(Loss) gain on lease termination	(18,800)	2,887,375	(2,906,175)
Loss on sale of assets, net	-	(2,690,288)	2,690,288
Total revenue and other income	$63,719,444	$15,612,707	$48,106,737

Total revenue and other income for the 2014 Quarter increased $48,106,737, or 308.1%, as compared to the 2013 Quarter. The increase was due to an increase in finance income primarily related to the sale of the Leighton Vessels during the 2014 Quarter and an increase in time charter revenue related to the Aegean Express and the Arabian Express as we commenced operating such vessels in April 2014. The increase was partially offset by a decrease in rental income, which was primarily due to the termination of five operating leases subsequent to the 2013 Quarter.

Expenses for the 2014 Quarter and the 2013 Quarter are summarized as follows:

	Three Months Ended June 30,
	2014	2013	Change
Management fees	$599,561	$988,500	$(388,939)
Administrative expense reimbursements	668,467	480,208	188,259
General and administrative	487,545	994,182	(506,637)
Interest	1,558,245	2,398,784	(840,539)
Depreciation	1,227,615	9,598,966	(8,371,351)
Vessel operating	1,369,672	-	1,369,672
Loss on derivative financial instruments	365,467	88,758	276,709
Total expenses	$6,276,572	$14,549,398	$(8,272,826)

Total expenses for the 2014 Quarter decreased $8,272,826, or 56.9%, as compared to the 2013 Quarter. The decrease in depreciation was primarily due to the sale of three of the Eagle Vessels (as defined below) subsequent to the 2013 Quarter. The decrease was partially offset by vessel operating expenses incurred during the 2014 Quarter related to the Aegean Express and the Arabian Express as we commenced operating such vessels in April 2014.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $692,707, from $308,334 in the 2013 Quarter to $1,001,041 in the 2014 Quarter. The increase was primarily due to a loss recorded during the 2013 Quarter relating to the Eagle Corona, the Eagle Carina, the Eagle Auriga and the Eagle Centaurus (collectively, the “Eagle Vessels”) with no comparable loss in the 2014 Quarter.

Net Income Attributable to Fund Twelve

 As a result of the foregoing factors, net income attributable to us for the 2014 Quarter and the 2013 Quarter was $56,441,831 and $754,975, respectively. Net income attributable to us per weighted average additional share of limited liability company interests (“Share”) outstanding for the 2014 Quarter and the 2013 Quarter was $160.41 and $2.15, respectively.

Results of Operations for the Six Months Ended June 30, 2014 (the “2014 Period”) and 2013 (the “2013 Period”)

Financing Transactions

During the 2014 Period and the 2013 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2014 Period	2013 Period
Leighton Holdings Limited	Offshore oil field services equipment	94%	62%
Atlas Pipeline Mid-Continent, LLC	Gas Compressors	-	12%
		94%	74%

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

Operating Lease Transactions

During the 2014 Period and the 2013 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2014 Period	2013 Period
Swiber Holdings Limited	Offshore oil field services equipment	71%	24%
Vroon Group B.V.	Marine - container vessels	25%	17%
AET, Inc. Limited	Marine - crude oil tanker	-	59%
		96%	100%

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Revenue and other income for the 2014 Period and the 2013 Period is summarized as follows:

	Six Months Ended June 30,
	2014	2013	Change
Finance income	$61,938,747	$8,906,895	$53,031,852
Rental income	6,640,999	19,731,360	(13,090,361)
Time charter revenue	1,460,867	-	1,460,867
Income from investment in joint ventures	1,844,350	1,803,112	41,238
(Loss) gain on lease termination	(18,800)	2,887,375	(2,906,175)
Loss on sale of assets, net	-	(2,690,288)	2,690,288
Total revenue and other income	$71,866,163	$30,638,454	$41,227,709

Total revenue and other income for the 2014 Period increased $41,227,709, or 134.6%, as compared to the 2013 Period. The increase was due to an increase in finance income primarily related to the sale of the Leighton Vessels during the 2014 Period and an increase in time charter revenue related to the Aegean Express and the Arabian Express as we commenced operating such vessels in April 2014. The increase was partially offset by a decrease in rental income, which was primarily due to the termination of five operating leases subsequent to the 2013 Period.

Expenses for the 2014 Period and the 2013 Period are summarized as follows:

	Six Months Ended June 30,
	2014	2013	Change
Management fees	$1,138,751	$1,870,725	$(731,974)
Administrative expense reimbursements	1,129,099	908,612	220,487
General and administrative	1,574,065	1,791,602	(217,537)
Interest	2,983,221	5,010,573	(2,027,352)
Depreciation	3,114,154	19,090,548	(15,976,394)
Impairment loss	-	1,770,529	(1,770,529)
Vessel operating	1,369,672	-	1,369,672
Loss on derivative financial instruments	329,190	18,543	310,647
Total expenses	$11,638,152	$30,461,132	$(18,822,980)

Total expenses for the 2014 Period decreased $18,822,980, or 61.8%, as compared to the 2013 Period. The decrease in depreciation was primarily due to the sale of three of the Eagle Vessels subsequent to the 2013 Period. The decrease in interest was due to the repayment of our non-recourse long-term debt associated with the sale of multiple vessels and certain equipment subsequent to the 2013 Period, partially offset by four additional borrowings of non-recourse long-term debt during the 2014 Period. The decrease in impairment loss was due to the recognition of impairment losses in connection with the Eagle Vessels during the 2013 Period with no comparable impairment loss during the 2014 Period. These decreases were partially offset by vessel operating expenses incurred during the 2014 Period related to the Aegean Express and the Arabian Express as we commenced operating such vessels in April 2014.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $1,163,560, from $458,602 in the 2013 Period to $1,622,162 in the 2014 Period. The increase was primarily due to a loss recorded during the 2013 Period relating to the Eagle Vessels with no comparable loss during the 2014 Period.

Net Income (Loss) Attributable to Fund Twelve

 As a result of the foregoing factors, net income (loss) attributable to us for the 2014 Period and the 2013 Period was $58,605,849 and $(281,280), respectively. Net income (loss) attributable to us per weighted average additional Share outstanding for the 2014 Period and the 2013 Period was $166.56 and $(0.80), respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2014 compared to December 31, 2013.

Total Assets

Total assets increased $47,686,376, from $244,226,508 at December 31, 2013 to $291,912,884 at June 30, 2014. The increase was primarily due to a gain from the sale of the Leighton Vessels. Additionally, we purchased assets during the 2014 Period with proceeds from our non-recourse long-term debt and contributions from noncontrolling interests. The increase was partially offset by the use of cash to repay our non-recourse long-term debt and distributions paid to our members and noncontrolling interests during the 2014 Period.

Current Assets

Current assets increased $37,705,222, from $39,888,607 at December 31, 2013 to $77,593,829 at June 30, 2014. The increase was primarily due to net proceeds received from the sale of the Leighton Vessels during the 2014 Period, which were previously classified as non-current assets on our consolidated balance sheets. The increase was partially offset by the use of cash to repay our non-recourse long-term debt and distributions paid to our members and noncontrolling interests during the 2014 Period.

Total Liabilities

Total liabilities decreased $15,080,077, from $105,533,203 at December 31, 2013 to $90,453,126 at June 30, 2014. The decrease was primarily due the satisfaction of our non-recourse long-term debt and seller’s credits related the Leighton Vessels during the 2014 Period, partially offset by additional borrowings of non-recourse long-term debt during the 2014 Period.

Current Liabilities

Current liabilities decreased $30,389,186, from $52,034,596 at December 31, 2013 to $21,645,410 at June 30, 2014. The decrease was primarily due the satisfaction of our non-recourse debt and seller’s credits related the Leighton Vessels during the 2014 Period, partially offset by additional borrowings of recourse and non-recourse long-term debt during the 2014 Period.

Equity

Equity increased $62,766,453, from $138,693,305 at December 31, 2013 to $201,459,758 at June 30, 2014. The increase was primarily due to net income during the 2014 Period and contributions received from noncontrolling interests, partially offset by distributions to our members and noncontrolling interests during the 2014 Period.

Liquidity and Capital Resources

Summary

At June 30, 2014 and December 31, 2013, we had cash and cash equivalents of $62,684,200 and $13,985,307, respectively. Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of June 30, 2014, the cash reserve was $1,738,435. During our operating period, our main source of cash was typically from operating activities and our main use of cash was in investing and financing activities. During our liquidation period, which commenced on May 1, 2014, we expect our main sources of cash will be from the collection of income and proceeds from the sale of assets held directly by us or indirectly by our joint ventures and our main use of cash will be for distributions to our members. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we enter into new investments, meet our debt obligations, pay distributions to our members and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Cash Flows

Operating Activities

Cash provided by operating activities decreased $3,753,932, from $14,959,451 in the 2013 Period to $11,205,519 in the 2014 Period.  The decrease was primarily due to a decrease in the collection of finance leases as a result of the termination or expiration of eight finance leases, partially offset by entering into three new finance leases, all of which occurred subsequent to the 2013 Period.

Investing Activities

Cash flows from investing activities increased $77,968,810, from a use of cash of $9,341,797 in the 2013 Period to a source of cash of $68,627,013 in the 2014 Period. The increase was primarily due to net proceeds received from the sale of the Leighton Vessels and principal received on our notes receivable in the 2014 Period. The increase was partially offset by the purchase of equipment during the 2014 Period.

Financing Activities

Cash used in financing activities increased $6,559,317, from $24,574,315 in the 2013 Period to $31,133,632 in the 2014 Period. The increase was primarily due to increased repayments on our non-recourse long-term debt, partially offset by proceeds from our Facility, non-recourse long-term debt and contributions from noncontrolling interests during the 2014 Period.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at June 30, 2014 and December 31, 2013 of $63,599,337 and $55,370,983, respectively. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender. If the lessee were to default on the underlying lease resulting in our defaulting on the non-recourse long-term debt, the assets could be returned to the lender in extinguishment of the non-recourse long-term debt.

On March 4, 2014, we, through a joint venture owned 60% by us, 15% by Fund Fourteen, 15% by Fund Fifteen and 10% by Fund Sixteen, financed the acquisition of certain mining equipment that is on lease to Blackhawk and its affiliates by entering into a non-recourse loan agreement with People’s Capital in the amount of $7,500,000.  People’s Capital received a first priority security interest in such mining equipment. The loan bears interest at a rate of 6.5% per year and matures on February 1, 2018.

We, through a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen, financed the acquisition of the SIVA Vessels by entering into a non-recourse loan agreement with DVB in the amount of $24,800,000.  The Loan bears interest at a rate of 6.1225% per year and has a term of eight years.

On April 3, 2014, a portion of the proceeds from the sale of the Leighton Vessels were used to satisfy our related non-recourse debt obligations with Standard Chartered of approximately $38,426,000.

On May 12, 2014, we satisfied our non-recourse debt obligations in full related to the Aegean Express and the Arabian Express by making a payment in the aggregate amount of approximately $6,000,000 to BNP Paribas.

We, through a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen, financed the acquisition of an offshore supply vessel from Pacific Crest by entering into a non-recourse loan agreement with DVB in the amount of $26,000,000. The senior secured loan bears interest at a rate of 5.04% per year and has a term of 7 years.

At June 30, 2014, we were in compliance with all covenants related to our non-recourse long-term debt.

Distributions

We, at our Manager’s discretion, paid monthly distributions to each of our additional members beginning with the first month after each such member’s admission and continued to pay distributions until the end of our operating period. We paid distributions of $127,552, $12,627,627 and $2,577,818 to our Manager, additional members and noncontrolling interests, respectively, during the 2014 Period. Distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments and our receipt of finance and other income from our investments.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2014, we had non-recourse debt obligations. The lender has a security interest in the majority of the assets collateralizing each non-recourse long-term debt instrument and an assignment of the rental payments under the lease associated with the asset. In such cases, the lender is being paid directly by the lessee.  In other cases, we receive the rental payments and pay the lender. If the lessee defaults on the lease, the assets could be returned to the lender in extinguishment of the non-recourse debt. At June 30, 2014, our outstanding non-recourse long-term indebtedness was $63,599,337. At June 30, 2014, we had $10,000,000 outstanding under the Facility.

In connection with certain investments, we are required to maintain restricted cash balances with certain banks.  Our restricted cash of $526,421 and $491,250 is presented within other non-current assets in our consolidated balance sheets at June 30, 2014 and December 31, 2013, respectively.

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

Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 6, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against ICON EAR that granted dismissal of ICON EAR’s claims to the proceeds resulting from the sale of certain EAR equipment. ICON EAR appealed this decision. On September 16, 2013, the lower court’s ruling was affirmed by the Illinois Appellate Court. On October 21, 2013, ICON EAR filed a Petition for Leave to Appeal with the Supreme Court of Illinois appealing the decision of the Illinois Appellate Court, which petition was denied on January 29, 2014. The only remaining asset owned by ICON EAR at June 30, 2014 and December 31, 2013 was real property with a carrying value of approximately $290,000 and is included in other non-current assets within our consolidated balance sheets.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2014, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Shares during the three months ended June 30, 2014.

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

_______________________________________________________________________________________________

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

August 12, 2014

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)