Form 10-Q
period 2014-09-30
ICON LEASING FUND TWELVE, LLC
filed 2014-10-30
CIK 1377848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2014

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53189

ICON Leasing Fund Twelve, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5651009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

Number of outstanding shares of limited liability company interests of the registrant on October 24, 2014 is 348,335.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets
	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,247,457	$13,985,307
Current portion of net investment in notes receivable	7,288,969	13,145,322
Current portion of net investment in finance leases	13,195,208	11,876,248
Due from Manager and affiliates, net	91,887	-
Other current assets	768,937	881,730
Total current assets	55,592,458	39,888,607
Non-current assets:
Net investment in notes receivable, less current portion	42,357,103	33,223,894
Net investment in finance leases, less current portion	63,496,859	90,036,227
Leased equipment at cost (less accumulated depreciation of
$22,837,425 and $38,848,729, respectively)	78,755,181	55,206,565
Vessels (less accumulated depreciation of $495,250)	18,695,526	-
Investment in joint ventures	24,908,268	24,831,928
Other non-current assets	2,384,967	1,039,287
Total non-current assets	230,597,904	204,337,901
Total assets	$286,190,362	$244,226,508
Liabilities and Equity
Current liabilities:
Current portion of non-recourse long-term debt	$7,306,445	$44,606,812
Revolving line of credit, recourse	10,000,000	-
Derivative financial instruments	-	809,705
Deferred revenue	170,931	655,206
Due to Manager and affiliates, net	-	374,363
Accrued expenses and other current liabilities	1,700,717	771,510
Current portion of seller's credits	2,000,000	4,817,000
Total current liabilities	21,178,093	52,034,596
Non-current liabilities:
Non-recourse long-term debt, less current portion	53,743,115	10,764,171
Seller's credits, less current portion	12,186,375	42,734,436
Other non-current liabilities	150,000	-
Total non-current liabilities	66,079,490	53,498,607
Total liabilities	87,257,583	105,533,203
Commitments and contingencies (Note 13)
Equity:
Members’ equity:
Additional members	169,965,285	128,936,157
Manager	(1,394,484)	(1,808,919)
Accumulated other comprehensive income (loss)	14	(629,587)
Total members’ equity	168,570,815	126,497,651
Noncontrolling interests	30,361,964	12,195,654
Total equity	198,932,779	138,693,305
Total liabilities and equity	$286,190,362	$244,226,508

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue and other income:
Finance income	$3,537,229	$4,347,261	$65,475,976	$13,254,156
Rental income	3,570,323	7,785,064	10,211,322	27,516,424
Time charter revenue	1,362,719	-	2,823,586	-
Income from investment in joint ventures	850,244	327,220	2,694,594	2,130,332
Gain (loss) on lease termination	-	2,905,625	(18,800)	5,793,000
Loss on sale of assets, net	-	(2,748,240)	-	(5,438,528)
Total revenue and other income	9,320,515	12,616,930	81,186,678	43,255,384
Expenses:
Management fees	461,974	787,953	1,600,725	2,658,679
Administrative expense reimbursements	519,915	493,657	1,649,014	1,402,269
General and administrative	539,439	504,846	2,113,504	2,296,447
Interest	1,125,819	2,008,923	4,109,040	7,019,496
Depreciation	1,831,701	7,119,922	4,945,855	26,210,470
Impairment loss	70,412	-	70,412	1,770,529
Vessel operating	1,713,438	-	3,083,110	-
Loss on disposition of asset of foreign investment	-	1,447,361	-	1,447,361
Loss on derivative financial instruments	43,126	184,902	372,316	203,445
Total expenses	6,305,824	12,547,564	17,943,976	43,008,696
Net income	3,014,691	69,366	63,242,702	246,688
Less: net income attributable to noncontrolling interests	1,043,190	81,783	2,665,352	540,385
Net income (loss) attributable to Fund Twelve	1,971,501	(12,417)	60,577,350	(293,697)

Other comprehensive income:
Change in fair value of derivative financial instruments	-	596,722	282,919	1,851,440
Reclassification adjustment for losses on derivative financial
instruments due to early termination	-	-	346,668	-
Currency translation adjustment during the period	21	31,185	14	8,003
Currency translation adjustment reclassified to net income	-	1,447,361	-	1,447,361
Total other comprehensive income	21	2,075,268	629,601	3,306,804
Comprehensive income	3,014,712	2,144,634	63,872,303	3,553,492
Less: comprehensive income attributable to noncontrolling interests	1,043,190	95,001	2,665,352	592,438
Comprehensive income attributable to Fund Twelve	$1,971,522	$2,049,633	$61,206,951	$2,961,054

Net income (loss) attributable to Fund Twelve allocable to:
Additional members	$1,951,786	$(12,293)	$59,971,577	$(290,760)
Manager	19,715	(124)	605,773	(2,937)
	$1,971,501	$(12,417)	$60,577,350	$(293,697)
Weighted average number of additional shares of limited liability
company interests outstanding	348,335	348,335	348,335	348,370
Net income (loss) attributable to Fund Twelve per weighted average
additional share of limited liability company interests outstanding	$5.60	$(0.04)	$172.17	$(0.83)

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional
	Shares of			Accumulated
	Limited Liability			Other	Total
	Company	Additional		Comprehensive	Members'	Noncontrolling	Total
	Interests	Members	Manager	Loss	Equity	Interests	Equity
Balance, December 31, 2013	348,335	$128,936,157	$(1,808,919)	$(629,587)	$126,497,651	$12,195,654	$138,693,305
Net income	-	2,142,378	21,640	-	2,164,018	621,121	2,785,139
Change in fair value of derivative
financial instruments	-	-	-	282,919	282,919	-	282,919
Currency translation adjustments	-	-	-	(7)	(7)	-	(7)
Distributions	-	(6,313,612)	(63,774)	-	(6,377,386)	(860,563)	(7,237,949)
Investment by noncontrolling interests	-	-	-	-	-	13,977,892	13,977,892
Balance, March 31, 2014 (unaudited)	348,335	124,764,923	(1,851,053)	(346,675)	122,567,195	25,934,104	148,501,299
Net income	-	55,877,413	564,418	-	56,441,831	1,001,041	57,442,872
Reclassification adjustment for losses on derivative
financial instruments due to early termination	-	-	-	346,668	346,668	-	346,668
Distributions	-	(6,314,015)	(63,778)	-	(6,377,793)	(1,717,255)	(8,095,048)
Investment by noncontrolling interests	-	-	-	-	-	3,263,967	3,263,967
Balance, June 30, 2014 (unaudited)	348,335	174,328,321	(1,350,413)	(7)	172,977,901	28,481,857	201,459,758
Net income	-	1,951,786	19,715	-	1,971,501	1,043,190	3,014,691
Currency translation adjustments	-	-	-	21	21	-	21
Distributions	-	(6,314,822)	(63,786)	-	(6,378,608)	(2,343,873)	(8,722,481)
Investment by noncontrolling interests	-	-	-	-	-	3,180,790	3,180,790
Balance, September 30, 2014 (unaudited)	348,335	$169,965,285	$(1,394,484)	$14	$168,570,815	$30,361,964	$198,932,779

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$63,242,702	$246,688
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income	(61,455,315)	(9,955,061)
Rental income paid directly to lenders by lessees	(1,088,550)	(19,545,766)
Income from investment in joint ventures	(2,694,594)	(2,130,332)
Depreciation	4,945,855	26,210,470
Interest expense on non-recourse financing paid directly to lenders by lessees	63,647	1,490,391
Interest expense from amortization of debt financing costs	559,396	592,986
Net accretion of seller's credit and other	721,432	1,103,461
Impairment loss	70,412	1,770,529
Net loss (gain) on lease termination	18,800	(2,887,375)
Net loss on sale of assets	-	5,438,528
Loss on derivative financial instruments	562,577	203,445
Loss on disposition of assets of foreign investment	-	1,447,361
Changes in operating assets and liabilities:
Collection of finance leases	16,582,396	22,366,193
Other assets	(809,274)	1,335,915
Accrued expenses and other current liabilities	535,658	(1,755,409)
Deferred revenue	(484,275)	(540,522)
Interest rate swaps	(693,647)	-
Due from/to Manager and affiliates, net	(466,250)	(226,459)
Distributions from joint ventures	212,517	42,852
Net cash provided by operating activities	19,823,487	25,207,895
Cash flows from investing activities:
Purchase of equipment	(65,584,650)	-
Proceeds from exercise of purchase options	106,964,516	20,723,212
Proceeds from sale of leased assets	-	7,511,482
Investment in joint ventures	(28,653)	(11,590,772)
Distributions received from joint ventures in excess of profits	2,434,390	1,093,691
Investment in notes receivable, net	(38,447,586)	(18,084,045)
Principal received on notes receivable	34,325,733	3,826,134
Net cash provided by investing activities	39,663,750	3,479,702
Cash flows from financing activities:
Proceeds from non-recourse long-term debt	7,500,000	-
Repayment of non-recourse long-term debt	(51,596,679)	(30,580,680)
Proceeds from revolving line of credit, recourse	10,000,000	10,500,000
Repayment of revolving line of credit, recourse	-	(3,000,000)
Repurchase of shares of limited liability company interests	-	(31,816)
Payment of debt financing costs	(400,000)	-
Repayment of sellers' credit	(210,000)	-
Investment by noncontrolling interests	19,537,056	-
Distributions to noncontrolling interests	(4,921,691)	(2,565,500)
Distributions to members	(19,133,787)	(19,838,708)
Net cash used in financing activities	(39,225,101)	(45,516,704)
Effects of exchange rates on cash and cash equivalents	14	112
Net increase (decrease) in cash and cash equivalents	20,262,150	(16,828,995)
Cash and cash equivalents, beginning of period	13,985,307	30,980,776
Cash and cash equivalents, end of period	$34,247,457	$14,151,781

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,222,383	$4,503,454
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on non-recourse long-term debt paid directly to lenders by lessees	$1,088,550	$30,561,268
Reclassification of net assets from leased equipment at cost to net investment in
finance lease	$-	$9,376,510
Principal on non-recourse long-term debt paid directly to lenders by buyers of equipment	$-	$4,481,600
Vessels purchased with non-recourse long-term debt paid directly to seller	$50,800,000	$-
Vessels purchased with subordinated non-recourse financing provided by seller	$6,986,691	$-
Satisfaction of seller's credits netted at sale	$40,863,178	$-
Reclassification of leased equipment to Vessels	$19,190,776	$-
Debt financing costs netted at funding	$520,800	$-
Investment by noncontrolling interests	$885,593	$-
Equipment purchased with remarketing liability	$68,282	$-
Interest reserve net against principal repayment of note receivable	$206,250	$-

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2014

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

Lease Classification and Revenue Recognition

For time charters, the vessels are stated at cost.  Expenditures subsequent to the acquisition of such vessels for conversions and major improvements are capitalized when such expenditures appreciably extend the life, increase the earning capacity or improve the efficiency or safety of such vessels. We recognize revenue ratably over the period of such charters.  Vessel operating expenses, repairs and maintenance are charged to expense as incurred and are included in vessel operating expenses in our consolidated statements of comprehensive income.

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

September 30, 2014

(unaudited)

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

In August 2014, FASB issued ASU No. 2014-15, Preparation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The adoption of ASU 2014-15 becomes effective for us on our fiscal year ending December 31, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

(3)  Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

	September 30, 2014	December 31, 2013
Principal outstanding	$48,769,544	$45,166,973
Initial direct costs	1,962,040	2,043,505
Deferred fees	(1,085,512)	(841,262)
Net investment in notes receivable	49,646,072	46,369,216
Less: current portion of net investment in notes receivable	7,288,969	13,145,322
Net investment in notes receivable, less current portion	$42,357,103	$33,223,894

On January 31, 2014, INOVA Rentals Corporation (f/k/a ARAM Rentals Corporation) and INOVA Seismic Rentals Inc. (f/k/a ARAM Seismic Rentals Inc.) (collectively, the “INOVA Borrowers”) satisfied their obligation in connection with three

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

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

On June 6, 2014, NTS Communications, Inc. and certain of its affiliates (collectively, “NTS”) satisfied their obligations in connection with a secured term loan scheduled to mature on July 1, 2017 by making a prepayment of approximately $2,701,000, comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $103,000. The prepayment fee was recognized as additional finance income.

On June 17, 2014, we and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), an entity also managed by our Manager, entered into a secured term loan credit facility agreement with SeaChange Projects LLC (“SeaChange”) to provide a credit facility of up to $7,000,000, of which our commitment was $6,300,000. On June 20, 2014 and August 20, 2014, we funded $4,050,000 and $2,250,000, respectively. The facility was used to partially finance SeaChange’s acquisition and conversion of a containership vessel to meet certain time charter specifications of the Military Sealift Command of the Department of the United States Navy. The facility bore interest at 13.25% per year and was scheduled to mature on February 15, 2018. The facility was secured by, among other things, a first priority security interest in and earnings from the vessel and the equity interests of SeaChange. Due to SeaChange’s inability to meet certain requirements of the Department of the United States Navy, which resulted in the cancellation of the time charter, SeaChange was required to repay all outstanding principal and accrued interest under the facility in accordance with the loan agreement. On September 24, 2014, SeaChange satisfied its obligation by making a prepayment of approximately $6,476,000, comprised of all outstanding principal and accrued interest.

On July 2, 2014, SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC (collectively, “SAE”) satisfied its obligation in connection with a secured term loan scheduled to mature on November 28, 2016 by making a prepayment of approximately $4,592,000, comprised of all outstanding principal, accrued interest and prepayment fees of approximately $449,000. The prepayment fees were recognized as additional finance income.

On July 7, 2014, Cenveo Corporation (“Cenveo”) made a partial prepayment of approximately $1,112,000 in connection with a secured term loan, which included a net prepayment fee of approximately $12,000.

On July 14, 2014, we, Fund Fourteen and ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), an entity also managed by our Manager, entered into a secured term loan credit facility agreement with two affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively “TMA”) to provide a credit facility of up to $29,000,000, of which our commitment of $21,750,000 was funded on August 27, 2014. The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus a margin of 17%.  Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. The loan matures five years from the date of funding. The loan is secured by, among other things, a first priority security interest in and earnings from each of the vessels.

On September 24, 2014, we, Fund Fourteen, Fund Fifteen and ICON ECI Fund Sixteen (“Fund Sixteen”), an entity also managed by our Manager, entered into a secured term loan credit facility agreement with Premier Trailer Leasing, Inc. (“Premier Trailer”) to provide a credit facility of up to $20,000,000, of which our commitment of $10,000,000 was funded on such date. The loan bears interest at LIBOR plus 9% per year, subject to a 1% floor, and is for a period of six years. The loan is

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer.

(4) Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	September 30, 2014	December 31, 2013
Minimum rents receivable	$99,429,584	$112,689,818
Estimated unguaranteed residual values	7,988,227	13,963,091
Initial direct costs	2,002,034	2,125,567
Unearned income	(32,727,778)	(26,866,001)
Net investment in finance leases	76,692,067	101,912,475
Less: current portion of net investment in finance leases	13,195,208	11,876,248
Net investment in finance leases, less current portion	$63,496,859	$90,036,227

On March 4, 2014, a joint venture owned 60% by us, 15% by Fund Fourteen, 15% by Fund Fifteen and 10% by Fund Sixteen purchased mining equipment from an affiliate of Spurlock Mining, LLC (f/k/a Blackhawk Mining, LLC) (“Spurlock”). Simultaneously, the mining equipment was leased to Spurlock and its affiliates for four years. The aggregate purchase price for the mining equipment of approximately $25,359,000 was funded by approximately $17,859,000 in cash and $7,500,000 of non-recourse long-term debt.

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

On March 28, 2014, a joint venture owned 60% by us, 27.5% by Fund Fifteen and 12.5% by Fund Sixteen purchased trucks, trailers and other equipment from subsidiaries of D&T Holdings, LLC (“D&T”) for $12,200,000. Simultaneously, the trucks, trailers and other equipment were leased to D&T and its subsidiaries for 57 months. On September 15, 2014, the lease agreement with D&T was amended to allow D&T to increase its capital expenditure limit. As a result, lease payments of approximately $1,500,000 that were scheduled to be paid in 2018 are to be paid on October 31, 2014.  In addition, the joint venture received an amendment fee of $100,000, which will be recognized as finance income throughout the remaining lease term.

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

September 30, 2014

(unaudited)

of the Leighton Vessels as well as to satisfy our non-recourse debt obligations with Standard Chartered Bank (“Standard Chartered”) of approximately $38,426,000.

(5) Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	September 30, 2014	December 31, 2013
Offshore oil field services equipment	$54,383,809	$54,383,809
Mining equipment	6,858,210	-
Marine - container vessels	40,350,587	39,671,485
Leased equipment at cost	101,592,606	94,055,294
Less: accumulated depreciation	22,837,425	38,848,729
Leased equipment at cost, less accumulated depreciation	$78,755,181	$55,206,565

Depreciation expense was $1,831,701 and $7,119,922 for the three months ended September 30, 2014 and 2013, respectively. Depreciation expense was $4,945,855 and $26,210,470 for the nine months ended September 30, 2014 and 2013, respectively.

On April 1, 2014, two containership vessels, the Aegean Express and the Arabian Express, were returned to us in accordance with the terms of the leases. Upon redelivery, the bareboat charters were terminated and we assumed the underlying time charters for the Aegean Express and the Arabian Express, which were scheduled to expire on June 9, 2014 and August 14, 2014, respectively. Subsequently, the time charters for the Aegean Express and the Arabian Express were extended through November 9, 2014 and January 10, 2015, respectively.

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

On September 18, 2014, a joint venture owned 55.817% by us and 44.183% by Hardwood Partners, LLC (“Hardwood”) purchased mining equipment for $6,789,928. The equipment is subject to a 36-month lease with Murray Energy Corporation and certain of its affiliates (collectively, “Murray”), which expires on September 30, 2017.

(6) Investment in Joint Ventures

On December 22, 2011, we and Fund Fourteen entered into a joint venture for the purpose of making a subordinated term loan to Jurong Aromatics Corporation Pte. Ltd. (“JAC”).

The results of operations of the joint venture are summarized below:

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$1,079,267	$768,211	$3,071,929	$2,186,566
Net income	$873,467	$758,891	$2,479,832	$2,156,103
Our share of net income	$211,365	$183,632	$600,028	$521,690

On May 15, 2013, a joint venture owned 21% by us, 39% by ICON Leasing Fund Eleven, LLC (“Fund Eleven”), an entity also managed by our Manager, and 40% by Fund Fifteen purchased a portion of the subordinated credit facility for JAC from Standard Chartered.

The results of the operations of the joint venture are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$1,041,164	$895,272	$3,008,438	$1,335,011
Net income	$1,030,902	$887,864	$2,970,934	$1,321,616
Our share of net income	$206,526	$177,710	$595,463	$264,504

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

The results of operations of the joint venture are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$5,503,348	$6,677,380	$19,224,101	$22,820,044
Net income	$1,587,959	$868,851	$5,550,840	$5,315,373
Our share of net income	$393,615	$211,807	$1,375,553	$1,301,285

(7) Non-Recourse Long-Term Debt

As of September 30, 2014 and December 31, 2013, we had non-recourse long-term debt obligations of $61,049,560 and $55,370,983, respectively. As of September 30, 2014, our non-recourse long-term debt obligations had maturity dates ranging from February 1, 2018 to April 8, 2022 and interest rates ranging from 5.04% to 6.50% per year.

On March 4, 2014, we, through a joint venture owned 60% by us, 15% by Fund Fourteen, 15% by Fund Fifteen and 10% by Fund Sixteen, financed the acquisition of certain mining equipment that is on lease to Spurlock and its affiliates by entering into a non-recourse loan agreement with People’s Capital and Leasing Corp. (“People’s Capital”) in the amount of $7,500,000.  People’s Capital received a first priority security interest in such mining equipment. The loan bears interest at a rate of 6.5% per year and matures on February 1, 2018.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

We, through a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen, financed the acquisition of the SIVA Vessels by entering into a non-recourse loan agreement with DVB in the amount of $24,800,000.  The loan bears interest at a rate of 6.1225% per year and matures on March 25, 2022.

On April 3, 2014, a portion of the proceeds from the sale of the Leighton Vessels was used to satisfy our related non-recourse debt obligations with Standard Chartered of approximately $38,426,000.

On May 12, 2014, we satisfied our non-recourse debt obligations in full related to the Aegean Express and the Arabian Express by making a payment in the aggregate amount of approximately $6,000,000 to BNP Paribas.

We, through a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen, financed the acquisition of an offshore supply vessel from Pacific Crest by entering into a non-recourse loan agreement with DVB in the amount of $26,000,000. The senior secured loan bears interest at a rate of 5.04% per year and matures on June 24, 2021.

As a result of the partial prepayment by Cenveo, on July 7, 2014 we partially paid down our non-recourse long-term debt with NXT Capital, LLC (“NXT”) secured by our interest in the secured term loan to and collateral from Cenveo by making a payment of approximately $703,000.

At September 30, 2014, we were in compliance with all covenants related to our non-recourse long-term debt.

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

At September 30, 2014, we had $10,000,000 outstanding under the Facility and were in compliance with all covenants related to the Facility. As we have commenced our liquidation period, we are no longer able to draw down on the Facility.

(9) Transactions with Related Parties

We paid distributions to our Manager of $63,786 and $191,338 for the three and nine months ended September 30, 2014, respectively. We paid distributions to our Manager of $63,774 and $198,383 for the three and nine months ended September 30, 2013, respectively. Additionally, our Manager’s interest in the net income attributable to us was $19,715 and $605,773 for the three and nine months ended September 30, 2014, respectively. Our Manager’s interest in the net loss attributable to us was $124 and $2,937 for the three and nine months ended September 30, 2013, respectively.

Fees and other expenses incurred by us to our Manager or its affiliates were as follows:

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

			Three Months Ended		Nine Months Ended
			September 30,		September 30,
Entity	Capacity	Description	2014	2013	2014	2013
ICON Capital, LLC	Manager	Acquisition fees(1)	$-	$630,085	$3,884,570	$1,525,062
ICON Capital, LLC	Manager	Management fees (2)	461,974	787,953	1,600,725	2,658,679
ICON Capital, LLC	Manager	Administrative expense
		reimbursements(2)	519,915	493,657	1,649,014	1,402,269
			$981,889	$1,911,695	$7,134,309	$5,586,010

(1)		Amount capitalized and amortized to operations.
(2)		Amount charged directly to operations.

At September 30, 2014, we had a net receivable due from our Manager and its affiliates of $91,887, primarily related to an expense incurred by one of our joint ventures, which we paid in full. Fund Fourteen will reimburse us for its proportionate share of such expense. At December 31, 2013, we had a net payable due to our Manager and its affiliates of $374,363, primarily related to administrative expense reimbursements.

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

September 30, 2014

(unaudited)

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

As of September 30, 2014, we no longer hold any derivative financial instruments. As of December 31, 2013, we had only warrants in an asset position that were not material to the consolidated financial statements; therefore, we considered the counterparty risk to be remote.

Credit Risk

Derivative contracts may contain credit risk-related contingent features that can trigger a termination event, such as maintaining specified financial ratios. In the event that we would be required to settle our obligations under the derivative contracts as of December 31, 2013, the termination value was $821,875.

Non-designated Derivative

As of December 31, 2013, we had one interest rate swap with Standard Chartered that was not designated and not qualifying as a cash flow hedge with a notional amount of $6,580,645. On April 1, 2014, this interest rate swap was terminated prior to its maturity date. The lessee to the transaction associated with this interest rate swap was responsible for all costs related to such termination. Additionally, we held warrants for purposes other than hedging. On July 21, 2014, we exercised all of such warrants for cash consideration. All changes in the fair value of the interest rate swap not designated as a hedge and the warrants were recorded directly in earnings, which is included in loss on derivative financial instruments.

Our derivative financial instrument not designated as a hedging instrument generated a loss on derivative financial instruments on the consolidated statements of comprehensive income for the three and nine months ended September 30, 2014 of $43,126 and $13,699, respectively. The loss recorded for the three months ended September 30, 2014 was related to the warrants that were exercised on July 21, 2014. The loss recorded for the nine months ended September 30, 2014 was comprised of a gain of $32,618 relating to interest rate swap contracts and a loss of $46,317 relating to warrants. Our derivative financial instruments not designated as hedging instruments generated a gain on derivative financial instruments on the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2013 of $30,977 and $153,347, respectively. The gain recorded for the three months ended September 30, 2013 was comprised of a gain of $35,374 relating to interest rate swap contracts and a loss of $4,397 relating to warrants. The gain recorded for the nine months ended September 30, 2013 was comprised of gains of $142,044 relating to interest rate swap contracts and $11,303 relating to warrants. These amounts were recorded as a component of loss on derivative financial instruments on the consolidated statements of comprehensive income.

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

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

For these derivatives, we record the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the consolidated statements of comprehensive income as the impact of the hedged transaction. During the three and nine months ended September 30, 2014, we recorded $0 and $3,431 of hedge ineffectiveness in earnings, which is included in loss on derivative financial instruments. During the three and nine months ended September 30, 2013, we recorded $5,103 and $17,387, respectively, of hedge ineffectiveness in earnings, which is included in loss on derivative financial instruments. At September 30, 2014 and December 31, 2013, the total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was $0 and $635,582, respectively.

The table below presents the fair value of our derivative financial instruments as well as their classification within our consolidated balance sheets as of September 30, 2014 and December 31, 2013:

	Asset Derivatives			Liability Derivatives
	Balance	September 30,	December 31,	Balance	September 30,	December 31,
	Sheet	2014	2013	Sheet	2014	2013
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
Derivatives designated
as hedging instruments:
Interest rate swaps		$-	$-	Derivative financial instruments	$-	$634,687
Derivatives not
designated as hedging
instruments:
Interest rate swaps		$-	$-	Derivative financial instruments	$-	$175,018
Warrants	Other non-current assets	$-	$60,525		$-	$-

The table below presents the effect of our derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013:

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

					Location of	Amount of
					Loss	Loss
					Recognized in	Recognized in
					Income on	Income on
		Amount of	Location of	Amount of	Derivatives	Derivatives
		Loss	Loss	Loss	(Ineffective	(Ineffective
		Recognized in	Reclassified	Reclassified	Portion and	Portion and
	Derivatives	AOCI on	from AOCI into	from AOCI into	Amounts	Amounts
	Designated as	Derivatives	Income	Income	Excluded from	Excluded from
	Hedging	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
Period	Instruments	Portion)	Portion)*	Portion)*	Testing)	Testing)
Loss
Three Months					on derivative
Ended	Interest rate		Interest		financial
September 30, 2014	swaps	$-	expense	$-	instruments	$-

Loss
Nine Months					on derivative
Ended	Interest rate		Interest		financial
September 30, 2014	swaps	$(23,878)	expense	$(653,465)	instruments	$(3,431)

Loss
Three Months					on derivative
Ended	Interest rate		Interest		financial
September 30, 2013	swaps	$(53,414)	expense	$(636,918)	instruments	$(5,103)

Loss
Nine Months					on derivative
Ended	Interest rate		Interest		financial
September 30, 2013	swaps	$(117,188)	expense	$(1,916,575)	instruments	$(17,387)

*For the nine months ended September 30, 2014, a loss in the amount of approximately $361,000 was reclassified into earnings as a loss on derivative financial instruments as a result of the discontinuance of two cash flow hedges because it was probable that the original forecasted transactions will not occur by the end of the originally specified time period or within the additional period of time. These two cash flow hedges related to the Leighton Eclipse and the Leighton Stealth, which were sold during the nine months ended September 30, 2014.

(11) Accumulated Other Comprehensive Income (Loss)

As of September 30, 2014, AOCI of $14 was related to accumulated unrealized losses on currency translation adjustments. As of December 31, 2013, AOCI of $(629,587) was related to accumulated unrealized losses on derivative financial instruments.

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

September 30, 2014

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

Warrants

As of December 31, 2013, our warrants were valued using the Black-Scholes-Merton option pricing model based on observable and unobservable inputs that are significant to the fair value measurement and are classified within Level 3. Unobservable inputs used in the Black-Scholes-Merton option pricing model include, but are not limited to, the expected stock price volatility and the expected period until the warrants are exercised. Increases or decreases of these inputs would result in a higher or lower fair value measurement. On July 21, 2014, we exercised the warrants and received net cash proceeds of $14,208, which resulted in a loss of $43,126.

The fair value of the warrants was recorded in other non-current assets within the consolidated balance sheets. The realized and unrealized loss or gain on the change in fair value of the warrants was recorded in loss on derivative financial instruments on the consolidated statements of comprehensive income.

Assets and Liabilities for which Fair Value is Disclosed

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2014

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

The estimated fair value of our fixed-rate notes receivable, fixed-rate non-recourse long-term debt and seller’s credits was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. Principal outstanding on fixed-rate notes receivable was discounted at rates ranging between 10% and 14.50% per year. Principal outstanding on fixed-rate non-recourse long-term debt and seller’s credits was discounted at a rate of 5.04% per year.

	September 30, 2014
	Carrying	Fair Value
	Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$48,769,544	$49,142,344

Principal outstanding on fixed-rate non-recourse long-term debt	$55,716,683	$58,128,106

Seller's credit	$14,186,375	$14,303,072

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

At September 30, 2014, we had non-recourse debt obligations. Each lender has a security interest in the majority of the assets collateralizing each non-recourse long-term debt instrument and an assignment of the rental payments under the lease associated with the asset. In some cases, the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender. If the lessee defaults on the lease, the assets could be returned to the lender in extinguishment of the non-recourse debt. At September 30, 2014, our outstanding non-recourse long-term indebtedness was $61,049,560.

 At September 30, 2014, we had $10,000,000 outstanding under the Facility.

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

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 6, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against ICON EAR that granted dismissal of ICON EAR’s claims to the proceeds resulting from the sale of certain EAR equipment. ICON EAR appealed this decision. On September 16, 2013, the lower court’s ruling was affirmed by the Illinois Appellate Court. On October 21, 2013, ICON EAR filed a Petition for Leave to Appeal with the Supreme Court of Illinois appealing the decision of the Illinois Appellate Court, which petition was denied on January 29, 2014. The only remaining asset owned by ICON EAR at September 30, 2014 and December 31, 2013 was real property with a carrying value of approximately $220,000 and $290,000, respectively, which is included in other non-current assets within our consolidated balance sheets. During the three months ended September 30, 2014, we recognized an impairment charge of approximately $70,000 based on the estimated fair value less cost to sell the real property.

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

•          On April 1, 2014, two containership vessels, the Aegean Express and the Arabian Express, were returned to us in accordance with the terms of the leases. Upon redelivery, the bareboat charters were terminated and we assumed the underlying time charters for the Aegean Express and the Arabian Express, which were scheduled to expire on June 9, 2014 and August 14, 2014, respectively. Subsequently, the time charters for the Aegean Express and the Arabian Express were extended through November 9, 2014 and January 10, 2015, respectively. Upon such redelivery, we assumed operational responsibility of the vessels. Simultaneously, we contracted with Fleet Ship to manage the vessels on our behalf. Accordingly, these vessels have been reclassified to Vessels on our consolidated balance sheets.

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

Trucks and Trailers

•          On March 28, 2014, a joint venture owned 60% by us, 27.5% by Fund Fifteen and 12.5% by Fund Sixteen purchased trucks, trailers and other equipment from subsidiaries of D&T for $12,200,000. Simultaneously, the trucks, trailers and other equipment were leased to D&T and its subsidiaries for 57 months. On September 15, 2014, the lease agreement with D&T was amended to allow D&T to increase its capital expenditure limit. As a result, lease payments of approximately $1,500,000 that were scheduled to be paid in 2018 are to be paid on October 31, 2014.  In addition, the joint venture received an amendment fee of $100,000, which will be recognized as finance income throughout the remaining lease term.

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

•         On March 4, 2014, a joint venture owned 60% by us, 15% by Fund Fourteen, 15% by Fund Fifteen and 10% by Fund Sixteen purchased mining equipment from an affiliate of Spurlock. Simultaneously, the mining equipment was leased to Spurlock and its affiliates for four years. The aggregate purchase price for the mining equipment of approximately $25,359,000 was funded by approximately $17,859,000 in cash and $7,500,000 of non-recourse long-term debt with People’s Capital. The loan bears interest at a rate of 6.5% per year and matures on February 1, 2018.

•          On September 18, 2014, a joint venture owned 55.817% by us and 44.183% by Hardwood purchased mining equipment for $6,789,928. The equipment is subject to a 36-month lease with Murray, which expires on September 30, 2017.

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

•         On June 6, 2014, NTS satisfied their obligations in connection with a secured term loan scheduled to mature on July 1, 2017 by making a prepayment of approximately $2,701,000, comprised of the outstanding principal, accrued interest and a prepayment fee of approximately $103,000. The prepayment fee was recognized as additional finance income.

•          On June 17, 2014, we and Fund Fourteen entered into a secured term loan credit facility agreement with SeaChange to provide a credit facility of up to $7,000,000, of which our commitment was $6,300,000. On June 20, 2014 and August 20, 2014, we funded $4,050,000 and $2,250,000, respectively. The facility was used to partially finance SeaChange’s acquisition and conversion of a containership vessel to meet certain time charter specifications of the Military Sealift Command of the Department of the United States Navy. The facility bore interest at 13.25% per year and was scheduled to mature on February 15, 2018. The facility was secured by, among other things, a first priority security interest in and earnings from the vessel and the equity interests of SeaChange. Due to SeaChange’s inability to meet certain requirements of the Department of the United States Navy, which resulted in the cancellation of the time charter, SeaChange was required to repay all outstanding principal and accrued interest under the facility in accordance with the loan agreement. On September 24, 2014, SeaChange satisfied its obligation by making a prepayment of approximately $6,476,000, comprised of all outstanding principal and accrued interest.

•         On July 2, 2014, SAE satisfied its obligation in connection with a secured term loan scheduled to mature on November 28, 2016 by making a prepayment of approximately $4,592,000, comprised of all outstanding principal, accrued interest and prepayment fees of approximately $449,000. The prepayment fees were recognized as additional finance income.

•         On July 7, 2014, Cenveo made a partial prepayment of approximately $1,112,000 in connection with a secured term loan, which included a net prepayment fee of approximately $12,000. Simultaneously, we partially paid down our non-recourse long-term debt with NXT secured by our interest in the secured term loan to and collateral from Cenveo by making a payment of approximately $703,000.

•         On July 14, 2014, we, Fund Fourteen and Fund Fifteen entered into a secured term loan credit facility agreement with TMA to provide a credit facility of up to $29,000,000, of which our commitment of $21,750,000 was funded on August 27, 2014. The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at LIBOR, subject to a 1% floor, plus a margin of 17%. Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. The loan matures five years from the date of funding. The loan is secured by, among other things, a first priority security interest in and earnings from each of the vessels. The vessels were valued at $61,000,000 on the date the transaction occurred.

•          On September 24, 2014, we, Fund Fourteen, Fund Fifteen and Fund Sixteen entered into a secured term loan credit facility agreement with Premier Trailer to provide a credit facility of up to $20,000,000, of which our commitment of $10,000,000 was funded on such date. The loan bears interest at LIBOR plus 9% per year, subject to a 1% floor, and is for a period of six years. The loan is secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer.

Acquisition Fees

We incurred acquisition fees to our Manager of $0 and $3,884,570 during the three and nine months ended September 30, 2014.

Recent Accounting Pronouncements

In March 2013, FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which clarifies guidance to the release of the cumulative translation adjustment when an entity sells all or part of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The adoption of ASU 2013-05 became effective for us on January 1, 2014 and did not have a material effect on our consolidated financial statements.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will become effective for us on January 1, 2017. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15, Preparation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which will become effective for us on December 31, 2016. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2014 (the “2014 Quarter”) and 2013 (the “2013 Quarter”)

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	September 30, 2014		December 31, 2013
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Tanker vessels	$38,305,007	29%	$-	-
Mining equipment	23,138,046	18%	-	-
Platform supply vessels	22,472,064	18%	-	-
Trailers	9,800,556	8%	-	-
Transportation	9,517,321	8%	-	-
Printing equipment	8,511,977	7%	10,961,912	7%
Coal drag line	5,731,692	5%	7,495,844	5%
Tube manufacturing equipment	4,104,745	3%	4,152,432	3%
Lubricant manufacturing equipment	2,711,964	2%	2,737,695	2%
Aircraft engines	1,594,257	1%	1,687,232	1%
On-shore oil field services equipment	450,510	1%	8,017,099	6%
Offshore oil field services equipment	-	-	93,951,371	63%
Marine - crude oil tanker	-	-	10,102,586	7%
Seismic imaging equipment	-	-	4,128,632	3%
Telecommunications equipment	-	-	3,168,851	2%
Analog seismic system equipment	-	-	1,878,037	1%
	$126,338,139	100%	$148,281,691	100%

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During the 2014 Quarter and the 2013 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2014 Quarter	2013 Quarter
SIVA Global Ships Limited	Tanker vessels	22%	-
Spurlock Mining, LLC	Mining equipment	19%	-
SAExploration, Inc.	Seismic imaging equipment	12%	3%
D&T Holdings, LLC	Transportation	12%	-
Leighton Holdings Limited	Offshore oil field services equipment	-	71%
		65%	74%

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

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	September 30, 2014		December 31, 2013
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Marine - container vessels	$39,586,671	50%	$20,071,331	36%
Offshore oil field services equipment	32,367,865	41%	35,135,234	64%
Mining equipment	6,800,645	9%	-	-
	$78,755,181	100%	$55,206,565	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During the 2014 Quarter and the 2013 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2014 Quarter	2013 Quarter
Swiber Holdings Limited	Offshore oil field services equipment	65%	30%
Pacific Crest Pte. Ltd.	Offshore oil field services equipment	33%	-
AET Inc. Limited	Marine - crude oil tanker	-	48%
Vroon Group B.V.	Marine - container vessels	-	22%
		98%	100%

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

Revenue and other income for the 2014 Quarter and the 2013 Quarter is summarized as follows:

	Three Months Ended September 30,
	2014	2013	Change
Finance income	$3,537,229	$4,347,261	$(810,032)
Rental income	3,570,323	7,785,064	(4,214,741)
Time charter revenue	1,362,719	-	1,362,719
Income from investment in joint ventures	850,244	327,220	523,024
Gain on lease termination	-	2,905,625	(2,905,625)
Loss on sale of assets, net	-	(2,748,240)	2,748,240
Total revenue and other income	$9,320,515	$12,616,930	$(3,296,415)

Total revenue and other income for the 2014 Quarter decreased $3,296,415, or 26.1%, as compared to the 2013 Quarter. The decrease was primarily due to the termination of five operating leases during or subsequent to the 2013 Quarter. In the 2013 Quarter, we had a net gain of $157,385 on the lease termination and subsequent sale of the Eagle Auriga, comprised of a gain on lease termination of $2,905,625 and a net loss on the sale of the vessel of $2,748,240, with no comparable net gain during the 2014 Quarter. The decreases were partially offset by an increase in time charter revenue related to the Aegean Express and the Arabian Express as we commenced operating such vessels in April 2014.

Expenses for the 2014 Quarter and the 2013 Quarter are summarized as follows:

	Three Months Ended September 30,
	2014	2013	Change
Management fees	$461,974	$787,953	$(325,979)
Administrative expense reimbursements	519,915	493,657	26,258
General and administrative	539,439	504,846	34,593
Interest	1,125,819	2,008,923	(883,104)
Depreciation	1,831,701	7,119,922	(5,288,221)
Impairment loss	70,412	-	70,412
Vessel operating	1,713,438	-	1,713,438
Loss on disposition of asset of foreign investment	-	1,447,361	(1,447,361)
Loss on derivative financial instruments	43,126	184,902	(141,776)
Total expenses	$6,305,824	$12,547,564	$(6,241,740)

Total expenses for the 2014 Quarter decreased $6,241,740, or 49.7%, as compared to the 2013 Quarter. The decrease in depreciation was primarily due to the sale of the Eagle Auriga, the Eagle Carina and the Eagle Corona during or subsequent to the 2013 Quarter and a decrease in loss on disposition of asset of foreign investment as a result of the reclassification of the accumulated loss on currency translation adjustment out of AOCI due to the sale of a foreign investment during the 2013 Quarter. These decreases were partially offset by vessel operating expenses incurred during the 2014 Quarter related to the Aegean Express and the Arabian Express as we commenced operating such vessels in April 2014.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $961,407, from $81,783 in the 2013 Quarter to $1,043,190 in the 2014 Quarter. The increase was primarily due to additional consolidated joint ventures that we entered into subsequent to the 2013 Quarter.

Net Income (Loss) Attributable to Fund Twelve

 As a result of the foregoing factors, net income (loss) attributable to us for the 2014 Quarter and the 2013 Quarter was $1,971,501 and $(12,417), respectively. Net income (loss) attributable to us per weighted average additional share of limited liability company interests (“Share”) outstanding for the 2014 Quarter and the 2013 Quarter was $5.60 and $(0.04), respectively.

Results of Operations for the Nine Months Ended September 30, 2014 (the “2014 Period”) and 2013 (the “2013 Period”)

Financing Transactions

During the 2014 Period and the 2013 Period, one customer generated a significant portion (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2014 Period	2013 Period
Leighton Holdings Limited	Offshore oil field services equipment	89%	65%

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

Operating Lease Transactions

During the 2014 Period and the 2013 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2014 Period	2013 Period
Swiber Holdings Limited	Offshore oil field services equipment	69%	26%
Pacific Crest Pte. Ltd.	Offshore oil field services equipment	14%	-
AET, Inc. Limited	Marine - crude oil tanker	-	56%
Vroon Group B.V.	Marine - container vessels	-	18%
		83%	100%

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Revenue and other income for the 2014 Period and the 2013 Period is summarized as follows:

	Nine Months Ended September 30,
	2014	2013	Change
Finance income	$65,475,976	$13,254,156	$52,221,820
Rental income	10,211,322	27,516,424	(17,305,102)
Time charter revenue	2,823,586	-	2,823,586
Income from investment in joint ventures	2,694,594	2,130,332	564,262
(Loss) gain on lease termination	(18,800)	5,793,000	(5,811,800)
Loss on sale of assets, net	-	(5,438,528)	5,438,528
Total revenue and other income	$81,186,678	$43,255,384	$37,931,294

Total revenue and other income for the 2014 Period increased $37,931,294, or 87.7%, as compared to the 2013 Period. The increase in finance income was primarily related to the Leighton Vessels, of which $57,248,440 was recognized as finance income, related to the gain on the exercise of a purchase option of the Leighton Vessels during the 2014 Period. This gain was offset by a reduction of $5,576,092 in finance income earned from the leases in the 2014 Period compared to the 2013 Period. The increase in time charter revenue related to the Aegean Express and the Arabian Express as we commenced operating such vessels in April 2014. The increase was partially offset by a decrease in rental income, which was primarily due to the termination or expiration of the leases related to the Eagle Centaurus, the Eagle Auriga, the Eagle Carina and the Eagle Corona (collectively, the “Eagle Vessels”) during or subsequent to the 2013 Period. In the 2013 Period, we had a net gain of $354,472 on the lease termination and subsequent sale of the Eagle Centaurus and the Eagle Auriga, comprised of a gain on lease termination of $5,793,000 and a net loss on sale of the vessels of $5,438,528, as compared to a loss on lease termination of $18,800 in the 2014 Period.

Expenses for the 2014 Period and the 2013 Period are summarized as follows:

	Nine Months Ended September 30,
	2014	2013	Change
Management fees	$1,600,725	$2,658,679	$(1,057,954)
Administrative expense reimbursements	1,649,014	1,402,269	246,745
General and administrative	2,113,504	2,296,447	(182,943)
Interest	4,109,040	7,019,496	(2,910,456)
Depreciation	4,945,855	26,210,470	(21,264,615)
Impairment loss	70,412	1,770,529	(1,700,117)
Vessel operating	3,083,110	-	3,083,110
Loss on disposition of asset of foreign investment	-	1,447,361	(1,447,361)
Loss on derivative financial instruments	372,316	203,445	168,871
Total expenses	$17,943,976	$43,008,696	$(25,064,720)

Total expenses for the 2014 Period decreased $25,064,720, or 58.3%, as compared to the 2013 Period. The decrease in depreciation was primarily due to the sale of the Eagle Vessels during or subsequent to the 2013 Period. The decrease in interest was due to the repayment of our non-recourse long-term debt associated with the sale of multiple vessels and certain equipment during or subsequent to the 2013 Period, partially offset by three additional borrowings of non-recourse long-term debt during the 2014 Period. The decrease in impairment loss was due to the recognition of impairment losses in connection with the Eagle Vessels of $1,770,529 during the 2013 Period, compared to an impairment loss of $70,412 recognized on real property held by ICON EAR during the 2014 Period. In addition, we incurred a loss on disposition of assets of foreign investment as a result of the reclassification of the accumulated loss on currency translation adjustment out of AOCI due to the sale of a foreign investment during the 2013 Period, with no comparable loss incurred in the 2014 Period. These decreases were partially offset by vessel operating expenses incurred during the 2014 Period related to the Aegean Express and the Arabian Express as we commenced operating such vessels in April 2014.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $2,124,967, from $540,385 in the 2013 Period to $2,665,352 in the 2014 Period. The increase was primarily due to additional consolidated joint ventures that we entered into subsequent to the 2013 Period.

Net Income (Loss) Attributable to Fund Twelve

 As a result of the foregoing factors, net income (loss) attributable to us for the 2014 Period and the 2013 Period was $60,577,350 and $(293,697), respectively. Net income (loss) attributable to us per weighted average additional Share outstanding for the 2014 Period and the 2013 Period was $172.17 and $(0.83), respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2014 compared to December 31, 2013.

Total Assets

Total assets increased $41,963,854, from $244,226,508 at December 31, 2013 to $286,190,362 at September 30, 2014. The increase was primarily due to an increase in ownership of leased equipment and vessels of $42,244,142, primarily due to the acquisition of an offshore supply vessel that was bareboat chartered to Pacific Crest and certain mining equipment that was leased to Murray. In April 2014, the Aegean Express and the Arabian Express were reclassified from leased equipment to vessels as a result of the termination of the bareboat charters and our assumption of operational responsibility for such vessels. In addition, cash on hand increased $20,262,150, primarily due to a gain of $56,119,966 related to the sale of the Leighton Vessels. These increases were partially offset by a decrease in net investment in finance leases of $26,489,482, primarily due to the sale of the Leighton Vessels, partially offset by our investment in three new finance leases.

Current Assets

Current assets increased $15,703,851, from $39,888,607 at December 31, 2013 to $55,592,458 at September 30, 2014. The increase was primarily due to an increase in cash on hand of $20,262,150, partially offset by a decrease in current portion of net investment in notes receivable of $5,856,353. The decrease in current portion of net investment in notes receivable was a result of prepayments on and maturity of certain existing notes receivable, partially offset by investments in new notes receivable, the net result of which was a reduction in principal repayments over the next twelve months.

Total Liabilities

Total liabilities decreased $18,275,620, from $105,533,203 at December 31, 2013 to $87,257,583 at September 30, 2014. The decrease was primarily due to repayments on and the satisfaction of certain non-recourse long-term debt and seller’s credits totaling $93,517,698, primarily related to the repayment of non-recourse debt and seller’s credits associated with the Leighton Vessels totaling $80,304,848. These decreases were partially offset by $75,109,787 of liabilities comprised of (i) three additional borrowings of non-recourse long-term debt, (ii) additional seller’s credits primarily related to the SIVA Vessels and (iii) the drawdown of the Facility, during the 2014 Period.

Current Liabilities

Current liabilities decreased $30,856,503, from $52,034,596 at December 31, 2013 to $21,178,093 at September 30, 2014. The decrease was primarily due to a decrease in current portion of non-recourse long-term debt and seller’s credits totaling

$40,117,367 as a result of the sale of the Leighton Vessels during the 2014 Period. This decrease was partially offset by the drawdown of the Facility of $10,000,000 during the 2014 Period.

Equity

Equity increased $60,239,474, from $138,693,305 at December 31, 2013 to $198,932,779 at September 30, 2014. The increase was primarily due to net income during the 2014 Period and contributions received from noncontrolling interests, partially offset by distributions to our members and noncontrolling interests during the 2014 Period.

Liquidity and Capital Resources

Summary

At September 30, 2014 and December 31, 2013, we had cash and cash equivalents of $34,247,457 and $13,985,307, respectively. Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of September 30, 2014, the cash reserve was $1,738,435. During our operating period, our main source of cash was typically from operating activities and our main use of cash was in investing and financing activities. During our liquidation period, which commenced on May 1, 2014, we expect our main sources of cash will be from the collection of income and principal on our notes receivable and finance leases, proceeds from the sale of assets held directly by us or indirectly by our joint ventures and our main use of cash will be for distributions to our members. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we enter into new investments, meet our debt obligations, pay distributions to our members and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Cash Flows

Operating Activities

Cash provided by operating activities decreased $5,384,408, from $25,207,895 in the 2013 Period to $19,823,487 in the 2014 Period. The decrease was primarily due to a decrease in the collection of finance leases as a result of the termination or expiration of seven finance leases, partially offset by entering into three new finance leases, all of which occurred during or subsequent to the 2013 Period.

Investing Activities

Cash provided by investing activities increased $36,184,048, from $3,479,702 in the 2013 Period to $39,663,750 in the 2014 Period. The increase was primarily due to (i) an increase in net proceeds received from the sale of assets of $78,729,822, primarily related to the sale of the Leighton Vessels, which resulted in proceeds of $106,671,426, (ii) an increase in principal received on our notes receivable of $30,499,599 and (iii) a decrease in investment in joint ventures of $11,562,119. The increase was partially offset by the purchase of equipment for $65,584,650 and an increase in investment in notes receivable of $20,363,541.

Financing Activities

Cash used in financing activities decreased $6,291,603, from $45,516,704 in the 2013 Period to $39,225,101 in the 2014 Period. The decrease was primarily due to proceeds from our non-recourse long-term debt and contributions from noncontrolling interests during the 2014 Period, partially offset by an increase in repayments on our non-recourse long-term debt.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at September 30, 2014 and December 31, 2013 of $61,049,560 and $55,370,983, respectively. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender. If the lessee were to default on the underlying lease resulting in our defaulting on the non-recourse long-term debt, the assets could be returned to the lender in extinguishment of the non-recourse long-term debt.

On March 4, 2014, we, through a joint venture owned 60% by us, 15% by Fund Fourteen, 15% by Fund Fifteen and 10% by Fund Sixteen, financed the acquisition of certain mining equipment that is on lease to Spurlock and its affiliates by entering into a non-recourse loan agreement with People’s Capital in the amount of $7,500,000.  People’s Capital received a first priority security interest in such mining equipment. The loan bears interest at a rate of 6.5% per year and matures on February 1, 2018.

We, through a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen, financed the acquisition of the SIVA Vessels by entering into a non-recourse loan agreement with DVB in the amount of $24,800,000.  The Loan bears interest at a rate of 6.1225% per year and matures on March 25, 2022.

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

We, through a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen, financed the acquisition of an offshore supply vessel from Pacific Crest by entering into a non-recourse loan agreement with DVB in the amount of $26,000,000. The senior secured loan bears interest at a rate of 5.04% per year and matures on June 14, 2021.

As a result of the partial prepayment by Cenveo, on July 7, 2014 we partially paid down our non-recourse long-term debt with NXT secured by our interest in the secured term loan to and collateral from Cenveo by making a prepayment of approximately $703,000.

At September 30, 2014, we were in compliance with all covenants related to our non-recourse long-term debt.

Distributions

We, at our Manager’s discretion, paid monthly distributions to each of our additional members beginning with the first month after each such member’s admission and continued to pay distributions until the end of our operating period. We paid distributions of $191,338, $18,942,449 and $4,921,691 to our Manager, additional members and noncontrolling interests, respectively, during the 2014 Period. Distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments and our receipt of finance and other income from our investments.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2014, we had non-recourse debt obligations. Each lender has a security interest in the majority of the assets collateralizing each non-recourse long-term debt instrument and an assignment of the rental payments under the lease associated with the asset. In some cases, the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender. If the lessee defaults on the lease, the assets could be returned to the lender in extinguishment of the non-recourse debt. At September 30, 2014, our outstanding non-recourse long-term indebtedness was $61,049,560.

At September 30, 2014, we had $10,000,000 outstanding under the Facility.

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

Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 6, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against ICON EAR that granted dismissal of ICON EAR’s claims to the proceeds resulting from the sale of certain EAR equipment. ICON EAR appealed this decision. On September 16, 2013, the lower court’s ruling was affirmed by the Illinois Appellate Court. On October 21, 2013, ICON EAR filed a Petition for Leave to Appeal with the Supreme Court of Illinois appealing the decision of the Illinois Appellate Court, which petition was denied on January 29, 2014. The only remaining asset owned by ICON EAR at September 30, 2014 and December 31, 2013 was real property with a carrying value of approximately $220,000 and $290,000, respectively, and is included in other non-current assets within our consolidated balance sheets.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2014, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Shares during the three months ended September 30, 2014.

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

October 29, 2014

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap
Principal Financial and Accounting Officer