Form 10-K
period 2014-12-31
ICON LEASING FUND TWELVE, LLC
filed 2015-03-24
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended		December 31, 2014
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number		000-53189

ICON Leasing Fund Twelve, LLC
(Exact name of registrant as specified in its charter)

Delaware		20-5651009
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor
New York, New York		10016
(Address of principal executive offices)		(Zip Code)
(212) 418-4700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Shares of Limited Liability Company Interests
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No ☐

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
Yes ☐ No ☑

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

Number of outstanding shares of limited liability company interests of the registrant on March 20, 2015 is 348,335.

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

Our offering period commenced on May 7, 2007 and ended on April 30, 2009. Our operating period commenced on May 1, 2009 and ended on April 30, 2014. Our liquidation period commenced on May 1, 2014, during which we will sell our assets and/or let our investments mature in the ordinary course of business.  If our Manager believes it would benefit our members to reinvest the proceeds received from investments in additional investments during the liquidation period, our Manager may do so. Our Manager is not paid acquisition fees or management fees for additional investments initiated during the liquidation period, although management fees continue to be paid for investments that were part of our portfolio prior to the commencement of the liquidation period.

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

Our initial closing date was May 25, 2007 (the “Commencement of Operations”), the date on which we raised $1,200,000. Through the end of our offering period on April 30, 2009, we sold 348,826 Shares, representing $347,686,947 of capital contributions and admitted 6,503 additional members.  In addition, pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of December 31, 2014, the cash reserve was $1,738,435.  Through December 31, 2014, we repurchased 491 Shares pursuant to our repurchase plan.  Beginning with the Commencement of Operations through April 30, 2009, we paid $26,995,024 of sales commissions to third parties, $5,488,440 of organizational and offering expenses to our Manager and $6,748,756 of dealer-manager fees to ICON Securities, LLC, formerly known as ICON Securities Corp., our dealer-manager in the offering and an affiliate of our Manager.

Our Business

We operate as an equipment leasing and finance program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve.  We primarily acquire equipment subject to lease, purchase equipment and lease it to third-party end users or finance equipment for third parties and, to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration.  Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as “income” leases.  For our other equipment leases, we finance the majority of the purchase price through borrowings from third parties.  We refer to these leases as “growth” leases.  These growth leases generate little or no current cash flow because substantially all of the rental payments we receive from the lessee are used to service the indebtedness associated with acquiring or financing the lease.  For these leases, we anticipate that the future value of the leased equipment will exceed our cash portion of the purchase price.

We divide the life of the LLC into three distinct phases:

(1)       Offering Period: We invested most of the net proceeds from the sale of Shares in equipment leases and other financing transactions.

(2)       Operating Period: After the close of the offering period, we reinvested the cash generated from our investments to the extent that cash was not needed for our expenses, reserves and distributions to members. Effective April 30, 2014, we completed our operating period.

(3)       Liquidation Period:  On May 1, 2014, we commenced our liquidation period, during which we will sell our assets and/or let our investments mature in the ordinary course of business. If our Manager believes it would benefit our members to reinvest the proceeds received from investments in additional investments during the liquidation period, our Manager may do so.

At December 31, 2014 and 2013, we had total assets of $267,429,193 and $244,226,508, respectively.  For the year ended December 31, 2014, we had two lessees that accounted for approximately 62.1% of our total rental and finance income of $82,137,543.  Net income attributable to us for the year ended December 31, 2014 was $59,880,331.  For the year ended December 31, 2013, we had four lessees that accounted for approximately 87.4% of our total rental and finance income of $49,596,609.  Net loss attributable to us for the year ended December 31, 2013 was $9,377,469.  For the year ended December 31, 2012, we had four lessees that accounted for approximately 80.4% of our total rental and finance income of $64,538,803.  Net loss attributable to us for the year ended December 31, 2012 was $28,009,680.

At December 31, 2014, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Marine Vessels

•               Two containership vessels, the Aegean Express and the Arabian Express, each subject to time charters that expire in June and September 2015, respectively.

•               A 51% ownership interest in a 300-man accommodation and work barge, the Swiber Chateau (f/k/a the Swiber Victorious), subject to a 96-month bareboat charter that expires in March 2017.

•               A 25% ownership interest in two very large crude carriers (the “VLCCs”), the Eagle Vermont and the Eagle Virginia, each subject to a 10-year bareboat charter that expires in March 2021.

•               A 75% ownership interest in two LPG tanker vessels, the SIVA Coral and the SIVA Pearl (collectively, the “SIVA Vessels”), each subject to an eight-year bareboat charter that expires in March and April 2022, respectively.

•               A 75% ownership interest in an offshore supply vessel, the Crest Olympus, subject to a 10-year bareboat charter that expires in June 2024.

Mining Equipment

•               A Bucyrus Erie model 1570 Dragline subject to six semi-annual lease payments that expire in August 2015.

•               A 13.2% ownership interest in mining equipment subject to a 24-month lease that expires in September 2015.

•               A 60% ownership interest in mining equipment subject to two 48-month leases that expire in February 2018.

•               A 55.817% ownership interest in mining equipment subject to a 36-month lease that expires in September 2017.

Notes Receivable

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

•               A term loan to VAS Aero Services, LLC (“VAS”), secured by a second priority security interest in all of VAS’s assets, that was due in full as of December 31, 2014.

•               A term loan to Superior Tube Company, Inc. and Tubes Holdco Limited (collectively, “Superior”), secured by a first priority security interest in tube manufacturing and related equipment, that matures in October 2017.

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

•               A subordinated term loan to two affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”), secured by, among other things, a first priority security interest in and earnings from platform supply vessels, that matures in August 2019.

•               A term loan to Premier Trailer Leasing, Inc. (“Premier Trailer”), secured  by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer, that matures in September 2020.

•               A term loan to NARL Marketing Inc. and certain of its affiliates (collectively, “NARL”), secured by a first priority security interest in all of NARL’s existing and thereafter acquired assets including, but not limited to, its retail and wholesale fuel equipment, including pumps and storage tanks, and a mortgage on certain real properties, that matures in November 2017.

Trucks and Trailers

•               A 60% ownership interest in trucks, trailers and other equipment subject to a 57-month lease that expires in December 2018.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2014, 2013 and 2012, please refer to “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We are engaged in one business segment, the business of purchasing equipment and leasing it to third parties, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.

Competition

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region.  Our competitors are varied and include other equipment leasing and finance funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors.  Such competitors may have been and/or may be in a position to offer equipment to prospective customers on financial terms that were or are more favorable than those that we could offer or that we can currently offer, which may have affected our ability to make our current investments and may affect our ability to make future investments, in each case, in a manner that would enable us to achieve our investment objectives.  For additional information about our competition and other risks related to our operations, please see “Item 1A. Risk Factors.”

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

You should not rely on distributions from your Shares as a source of income.  While we paid monthly distributions through the end of our operating period on April 30, 2014, our Manager has and may determine again in the future that it is in our best interest to change the amount of distributions you receive or to not pay any distributions.  Losses from our operations of the types described in these risk factors and unexpected liabilities could result in a reduced level of distributions to you.  During the liquidation period, which commenced on May 1, 2014, although we expect that lump sums will be distributed from time to time if and when financially significant assets are sold, regularly scheduled distributions will decrease because there will be fewer investments available to generate cash flow.

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

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the Internal Revenue Code of 1986, as amended (the “Code”), may apply what is known as the look-through rule to an investment in our Shares.  Under that rule, the assets of an entity in which a qualified plan or IRA has made an equity investment may constitute assets of the qualified plan or IRA.  If you are a fiduciary of a qualified plan or IRA, you should consult with your advisors and carefully consider the effect of that treatment if the look-through rule is applied.  If the look-through rule were to apply, our Manager may be viewed as an additional fiduciary with respect to the qualified plan or IRA to the extent of any decisions relating to the undivided interest in our assets represented by the Shares held by such qualified plan or IRA.  This could result in some restriction on our Manager’s willingness to engage in transactions that might otherwise be in the best interest of all members due to the strict rules of ERISA regarding fiduciary actions.

The statements of value that we include in this and future Annual Reports on Form 10-K, and that we will send to fiduciaries of plans subject to ERISA and to certain other parties, are only estimates and may not reflect the actual value of our Shares.

The statements of estimated value are based on the estimated value of each Share (i) as of December 31 of each fiscal year, for the annual statements included in this and future Annual Reports on Form 10-K and (ii) as of September 30 of each fiscal year, for annual statements sent to fiduciaries of plans subject to ERISA and certain other parties.  Management, in part, will rely upon third-party sources and advice in arriving at this estimated value.  No independent appraisals on the particular value of our Shares will be obtained and the value will be based upon an estimated fair market value as of the referenced date for such value.  Because this is only an estimate, we may subsequently revise any valuation that is provided.  We cannot ensure that:

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

The decisions of our Manager may be subject to various conflicts of interest arising out of its relationship to us and our affiliates.  Our Manager could be confronted with decisions in which it will, directly or indirectly, have an economic incentive to place its interests or the interests of its affiliates above ours.  As of December 31, 2014, our Manager manages or is the investment manager or managing trustee for six other public equipment leasing and finance funds.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”  These conflicts may include, but are not limited to:

•               our Manager may have received more fees for making investments in which we incurred indebtedness to fund these investments than if indebtedness was not incurred;

•               our LLC Agreement does not prohibit our Manager or any of our affiliates from competing with us for investments or engaging in other types of business;

•               our Manager may have had opportunities to earn fees for referring a prospective investment opportunity to others;

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

Our Manager and its affiliates have received and will receive expense reimbursements and fees from us and those reimbursements and fees were and are likely to exceed the income portion of distributions paid to you during our early years.

Before paying any distributions to you, we have reimbursed and will reimburse our Manager and its affiliates for expenses incurred on our behalf, and paid or pay our Manager and its affiliates fees for acquiring, managing, and realizing our investments. Our Manager is not paid acquisition fees or management fees for additional investments initiated during the liquidation period, although management fees continue to be paid for investments that were part of our portfolio prior to the commencement of the liquidation period. The expense reimbursements and fees of our Manager and its affiliates were established by our Manager in compliance with the North American Securities Administrators Association guidelines for publicly offered, finite-life equipment leasing and finance funds (the “NASAA Guidelines”) in effect on May 7, 2007 and are not based on arm’s-length negotiations, but are subject to the limitations set forth in our LLC Agreement.  Nevertheless, the amount of these expense reimbursements and fees was and is likely to exceed the income portion of distributions paid to you in our early years.

In general, expense reimbursements and fees were or are paid without regard to the amount of our distributions to our additional members, and regardless of the success or profitability of our operations.  Some of those fees and expense reimbursements were or will be required to be paid as we acquired our portfolio and incurred or incur expenses, such as accounting and interest expenses, even though we may not yet have begun to receive revenues from all of our investments.  This lag between the time when we paid or must pay fees and expenses and the time when we received or receive revenues may result in losses to us during our early years, which our Manager believes is typical for funds such as us.

Furthermore, we borrowed a significant portion of the purchase price of some of our investments.  This use of indebtedness permitted us to make more investments than if borrowings were not utilized.  As a consequence, we have paid and may continue to pay greater fees to our Manager than if no indebtedness were incurred because management and acquisition fees were or are based upon the gross payments earned or receivable from, or the purchase price (including any indebtedness incurred) of, our investments.  Also, our Manager will determine the amount of cash reserves that we will maintain for future expenses, contingencies or investments.  The reimbursement of expenses, payment of fees or creation of reserves could adversely affect our ability to pay distributions to our additional members.

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

There are a number of uncertainties associated with the equipment leasing and financing industry that may have an adverse effect on our business and may adversely affect our ability to pay distributions to you that will, in total, be equal to a return of all of your capital, or provide for any economic return from our Shares.  These include, but are not limited to:

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

We have and may continue to invest in joint ventures with other businesses our Manager and its affiliates manage, as well as with unrelated third parties.  Investing in joint ventures involves additional risks not present when making investments in equipment that are wholly owned by us.  These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture may be required to guarantee all of the joint venture’s obligations.  Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with our investment objectives and want to manage the joint venture in ways that do not maximize our return.  Among other things, actions by a co-investor might subject investments that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement.  Also, when none of the co-investors control a joint venture, there might be a stalemate on decisions, including when to sell the equipment or the prices or terms of a loan or lease.  Finally, while we typically have the right to buy out the other co-investor’s interest in the equipment in the event of a sale, we may not have the resources available to do so.  These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

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

Some of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than either we or our Manager and its affiliates have.  For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us.  A lower cost of funds could enable a competitor to offer financing at rates that are less than ours, potentially forcing us to lower our rates or lose potential lessees, borrowers or other counterparties.  In addition, our competitors may have been and/or may be in a position to offer equipment to prospective customers on other terms that are more favorable than those that we can offer or that we will be able to offer as we liquidate our portfolio, which may affect our ability to make investments and may affect our ability to liquidate our portfolio, in each case, in a manner that would enable us to achieve our investment objectives.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our Shares are not publicly traded and there is no established public trading market for our Shares. It is unlikely that any such market will develop.

Number of Members as of
Title of Class	March 20, 2015
Manager (as a member)	1
Additional members	8,551

We, at our Manager’s discretion, paid monthly distributions to each of our additional members beginning the first month after each such member was admitted through the end of our operating period, which was on April 30, 2014. During our liquidation period, we have paid and will continue to pay distributions in accordance with the terms of our LLC Agreement. We expect that distributions paid during the liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments. We paid distributions to additional members totaling $25,257,603, $25,953,936 and $33,634,797 for the years ended December 31, 2014, 2013 and 2012, respectively. Additionally, we paid our Manager distributions of $255,127, $262,158 and $339,749 for the years ended December 31, 2014, 2013 and 2012, respectively.

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of our Shares  pursuant to the offering or to participate in any future offering of our Shares, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our members  a per Share estimated value of our Shares, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Manager prepares statements of our estimated Share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Shares. For these purposes, the estimated value of our Shares  is deemed to be $460.81 per Share as of December 31, 2014. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, we may subsequently revise this valuation.

The estimated value of our Shares is based on the estimated amount that a holder of a Share would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the members upon liquidation. To estimate the amount that our members would receive upon such liquidation, we calculated the sum of: (i) the greater of the net book value or the fair market value of our notes receivables, finance leases and equipment held for lease as determined by the most recent third-party appraisals we have obtained for certain assets, as applicable; (ii) the fair market value of our equipment held for sale and other assets, as determined by the most recent third-party appraisals we have obtained for certain assets or our Manager’s estimated values of certain other assets, as applicable; and (iii) our cash on hand. From this amount, we then subtracted our total debt outstanding and other payables, and then divided that sum by the total number of Shares outstanding.

The foregoing valuation is an estimate only. The appraisals that we obtained and the methodology utilized by our Manager in estimating our per Share value are subject to various limitations and are based on a number of assumptions and estimates that may or may not be accurate or complete. No liquidity discounts or discounts relating to the fact that we are currently externally managed were applied to our estimated per Share valuation, and no attempt was made to value us as an enterprise.

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Shares or our assets. Except for independent third-party appraisals of certain assets, no independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our Shares at this time and none is expected to develop, there can be no assurance that members  could receive $460.81 per Share if such a market did exist and they sold their Shares or that they will be able to receive such amount for their Shares in the future. Furthermore, there can be no assurance:

•               as to the amount members may actually receive as we seek to liquidate our assets or the amount of lease and note receivable payments and asset disposition proceeds we will actually receive over our remaining term; the total amount of distributions our members may receive may be less than $1,000 per Share primarily due to the fact that the funds initially available for investment were reduced from the gross offering proceeds in order to pay selling commissions, dealer-manager fees, organizational and offering expenses, and acquisition fees;

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

The repurchase price we offer in our repurchase plan utilizes a different methodology than that which we use to determine the current value of our Shares for the ERISA and FINRA purposes described above and, therefore, the $460.81 per Share does not reflect the amount that a member  would currently receive under our repurchase plan. In addition, there can be no assurance that you will be able to redeem your Shares under our repurchase plan.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2014	2013	2012	2011	2010
Total revenue and other income	$91,260,207	$55,789,444	$67,532,393	$75,781,907	$88,393,613
Net income (loss) attributable to Fund Twelve	$59,880,331	$(9,377,469)	$(28,009,680)	$2,953,773	$11,875,465
Net income (loss) attributable to Fund Twelve
allocable to additional members	$59,281,528	$(9,283,695)	$(27,729,583)	$2,924,235	$11,756,710
Net income (loss) attributable to Fund Twelve
allocable to Manager	$598,803	$(93,774)	$(280,097)	$29,538	$118,755

Weighted average number of additional shares of
limited liability company interests outstanding	348,335	348,361	348,544	348,650	348,679
Net income (loss) attributable to Fund Twelve
per weighted average additional share of
limited liability company interests outstanding	$170.19	$(26.65)	$(79.56)	$8.39	$33.72
Distributions to additional members	$25,257,603	$25,953,936	$33,634,797	$33,644,883	$33,648,098
Distributions per weighted average additional share
of limited liability company interests outstanding	$72.51	$74.50	$96.50	$96.50	$96.50
Distributions to Manager	$255,127	$262,158	$339,749	$339,752	$339,880

	Years Ended December 31,
	2014	2013	2012	2011	2010
Total assets	$267,429,193	$244,226,508	$365,787,022	$482,661,127	$593,494,687
Non-recourse long-term debt and
seller's credit	$71,491,784	$102,922,419	$180,276,813	$224,502,156	$265,771,158
Members' equity	$161,494,839	$126,497,651	$158,539,531	$218,571,273	$247,928,256

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

Overview

We operate as an equipment leasing and finance program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve. We primarily acquire equipment subject to lease, purchase equipment and lease it to third-party end users or finance equipment for third parties and, to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration.  Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as “income” leases.  For our other equipment leases, we finance the majority of the purchase price through borrowings from third parties.  We refer to these leases as “growth” leases.  These growth leases generate little or no current cash flow because substantially all of the rental payments we receive from the lessee are used to service the indebtedness associated with acquiring or financing the lease.  For these leases, we anticipate that the future value of the leased equipment will exceed our cash portion of the purchase price.

Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our LLC Agreement.

Our offering period ended on April 30, 2009 and our operating period commenced on May 1, 2009. During our offering period, we raised total equity of $347,686,947. Our operating period ended on April 30, 2014 and our liquidation period commenced on May 1, 2014. During our liquidation period, we will sell our assets and/or let our investments mature in the ordinary course of business.  If our Manager believes it would benefit our members to reinvest the proceeds received from investments in additional investments during the liquidation period, our Manager may do so. Our Manager is not paid acquisition fees or management fees for additional investments initiated during the liquidation period, although management fees continue to be paid for investments that were part of our portfolio prior to the commencement of the liquidation period.

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

Our Manager believes the U.S. economy is likely to continue its gradual recovery, with the pace of economic growth increasing through 2015 due to factors such as the rate of employment expansion, increased consumer spending and greater certainty with respect to U.S. budget policies. Although the recent decline in energy prices has reduced revenue of certain energy companies, at this time our Manager does not believe that such decline will have a material adverse effect on our results of operations and financial condition.

Significant Transactions

        We engaged in the following significant transactions during the years ended December 31, 2014, 2013 and 2012:

Telecommunications Equipment

         From July 15, 2010 through March 31, 2011, we purchased telecommunications equipment for approximately $5,029,000 and simultaneously leased the equipment to Broadview Networks Holdings, Inc. and Broadview Networks Inc. (collectively,

“Broadview”).  The base term of the four leases was for a period of 36 months, which commenced between August 1, 2010 and April 1, 2011.  On August 22, 2012, Broadview commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court in the Southern District of New York.  On November 14, 2012, Broadview completed a prepackaged restructuring, emerged from bankruptcy and affirmed all of our leases. During 2013, upon the expiration of three leases, Broadview purchased telecommunications equipment subject to the leases from us for an aggregate purchase price of $460,725. On March 31, 2014, upon the expiration of the fourth lease, Broadview purchased telecommunications equipment subject to the lease from us for $293,090. No gain or loss was recorded as a result of these sales.

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

Marine Vessels and Equipment

        During 2009, we purchased three barges, the Leighton Mynx, the Leighton Stealth and the Leighton Eclipse, and a pipelay barge, the Leighton Faulkner (collectively, the “Leighton Vessels”), and simultaneously leased the Leighton Vessels to an affiliate of Leighton Offshore Pte. Ltd. (“Leighton”) for a period of 96 months that were scheduled to expire between June 2017 and January 2018.

        On May 16, 2013, Leighton provided notice to us that it was exercising its purchase options on the Leighton Vessels. On August 23, 2013, Leighton, in accordance with the terms of a bareboat charter scheduled to expire on June 25, 2017, exercised its option to purchase the Leighton Mynx from us for $25,832,445, including payment of swap-related expenses of $254,719. In addition, Leighton paid all break costs and legal fees incurred by us with respect to the sale of the Leighton Mynx. As a result of the termination of the lease and the sale of the vessel, we recognized additional finance income of approximately $562,000. A portion of the proceeds from the sale of the Leighton Mynx were used to repay Leighton’s seller’s credits of $7,335,000 related to our original purchase of the barge as well as to satisfy third-party non-recourse debts related to the barge by making a payment of approximately $13,291,000. As part of the repayment, the interest rate swaps related to the debts were terminated and a loss on derivative financial instruments of approximately $211,000 was recognized. On April 3, 2014, Leighton, in accordance with the terms of three bareboat charters scheduled to expire between 2017 and 2018, exercised its options and purchased the three remaining Leighton Vessels from us for an aggregate price of $155,220,900, including payment of swap-related expenses of $720,900. As a result of the termination of the leases and the sale of the three remaining Leighton Vessels, we recognized additional finance income of approximately $57,248,000. A portion of the aggregate purchase price due from the exercise of the purchase option was used to satisfy the Leighton seller’s credits of $47,421,000 related to our original purchase of the three Leighton Vessels as well as to satisfy our non-recourse debt obligations with Standard Chartered of approximately $38,426,000.

        On June 25, 2009, we purchased marine diving equipment from Swiber Engineering Ltd. (“Swiber”) for $10,000,000. Simultaneously, we entered into a 60-month lease with Swiber, which commenced on July 1, 2009. Subsequent to the expiration of the lease, on November 14, 2014, we sold the diving equipment to a subsidiary of Swiber Holdings Limited (“Swiber Holdings”) for $4,000,000 net, after deducting the $2,000,000 seller’s credit owed to Swiber.

        On March 29, 2011, we and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), an entity also managed by our Manager, entered into a joint venture owned 25% by us and 75% by Fund Fourteen for the purpose of acquiring two aframax tankers and two VLCCs. Our contribution to the joint venture was approximately $12,166,000.  The aframax tankers were each acquired for $13,000,000 and simultaneously bareboat chartered to AET Inc. Limited (“AET”) for a period of three years.  The VLCCs were each acquired for $72,000,000 and simultaneously bareboat chartered to AET for a period of 10 years. On April 14, 2014 and May 21, 2014, upon expiration of the leases with AET, the joint venture sold the aframax tankers, the Eagle Otome and the Eagle Subaru, to third-party purchasers for an aggregate price of approximately $14,822,000. As a result, the joint venture recognized an aggregate gain on sale of assets of approximately $2,200,000. Our share of such gain was approximately $550,000, which is included within income from investment in joint ventures on our consolidated statement of comprehensive income (loss).

        On May 22, 2013, we entered into a termination agreement with AET whereby AET returned the aframax tanker, the Eagle Centaurus, to us prior to the scheduled charter termination date of November 13, 2013. AET paid an early termination fee of

$1,400,000 and the balance of the charter hire through the end of the original charter term of approximately $1,487,000. On June 5, 2013, the Eagle Centaurus was sold to a third party for approximately $6,689,000. We recognized a net gain of approximately $197,000 from the transactions, comprised of a gain on lease termination of approximately $2,887,000 and a loss on sale of assets of approximately $2,690,000.  Simultaneously with the sale, we used the proceeds from the sale of the Eagle Centaurus to satisfy the remaining third-party debt obligations of approximately $9,732,000 that were related to the Eagle Centaurus and the Eagle Auriga. As part of the repayment, the interest rate swaps related to the debt were terminated and a loss on derivative financial instruments of approximately $129,000 was recognized.

        On July 2, 2013, Lily Shipping Ltd. (“Lily Shipping”), in accordance with the terms of a bareboat charter scheduled to expire on October 29, 2014, exercised its option to purchase the product tanker, the Ocean Princess, from us for $5,790,000. In addition, we collected the charter hire of $553,500 for the period July 1, 2013 through November 1, 2013. As a result of the termination of the lease and the sale of the product tanker, we recognized additional finance income of approximately $116,000, comprised of a gain on lease termination of approximately $554,000 and a loss on sale of assets of approximately $438,000. A portion of the proceeds from the sale of the vessel were used to repay Lily Shipping a seller’s credit of approximately $4,300,000 related to our original purchase of the vessel.

        On August 6, 2013, we entered into a termination agreement with AET whereby AET returned the aframax tanker, the Eagle Auriga, to us prior to the scheduled charter termination date of November 14, 2013. AET paid an early termination fee of $1,400,000 and the balance of the charter hire through the end of the original charter term of approximately $1,505,000. On August 15, 2013, the Eagle Auriga was sold to a third party for approximately $5,579,000. We recognized a net gain of approximately $157,000 from the transactions, comprised of a gain on lease termination of approximately $2,905,000 and a loss on sale of assets of approximately $2,748,000.

        On October 17, 2013, two joint ventures owned 64.3% by us and 35.7% by ICON Income Fund Ten Liquidating Trust (formerly known as ICON Income Fund Ten, LLC) (the “Fund Ten Liquidating Trust”), an entity in which our Manager acts as Managing Trustee, entered into two termination agreements with AET whereby AET returned two aframax tankers, the Eagle Carina and the Eagle Corona, to us prior to the scheduled charter termination date of November 14, 2013 and paid early termination fees of $2,800,000. On November 7, 2013, the Eagle Carina and the Eagle Corona were sold to third parties for approximately $12,569,000. The joint ventures recognized total net gains of approximately $1,777,000 from the transactions, comprised of gains on lease terminations of approximately $3,034,000 and losses on sale of assets of approximately $1,257,000.

        In connection with our annual impairment review for the year ended December 31, 2012, our Manager concluded that the carrying value of the Eagle Carina, the Eagle Corona, the Eagle Auriga and the Eagle Centaurus (collectively, the “Eagle Vessels”) was not recoverable and determined that an impairment existed.  That determination was based on a forecast of undiscounted contractual cash flows for the remaining term of the lease and non-contractual cash flows based on a weighted average probability of alternate opportunities of re-leasing or disposing of the Eagle Vessels.  Projected future scrap rates were a critical component of that analysis as well as negotiated rates related to re-leasing the Eagle Vessels.  Based on our Manager’s review of the Eagle Vessels, the net book value of the Eagle Vessels exceeded the estimated undiscounted cash flows and exceeded the fair value and, as a result, we recognized an impairment loss of approximately $35,296,000 for the year ended December 31, 2012.

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

        In connection with our annual impairment review for the year ended December 31, 2013, our Manager concluded that the carrying values of two containership vessels, the Aegean Express and the Arabian Express, were not recoverable and determined that an impairment existed.  That determination was based on a forecast of undiscounted contractual cash flows for the remaining terms of the leases and non-contractual cash flows based on a weighted average probability of alternate opportunities of re-leasing or disposing of the two containership vessels.  Projected future scrap rates were a critical component of those analyses as well as negotiated rates related to re-leasing the two vessels.  Based on our Manager’s review, the net book values of the Aegean Express and the Arabian Express exceeded the estimated undiscounted cash flows and exceeded the fair values and, as a result, we recognized an aggregate impairment loss of approximately $13,020,000 for the year ended December 31, 2013.

On April 1, 2014, the Aegean Express and the Arabian Express were returned to us in accordance with the terms of the leases. Upon redelivery, the bareboat charters were terminated and we assumed the underlying time charters for the vessels. As we assumed operational responsibility of the vessels, we simultaneously contracted with Fleet Ship Management Inc. (“Fleet Ship”) to manage the vessels on our behalf. Accordingly, these vessels have been reclassified to Vessels on our consolidated balance sheets.  As of December 31, 2014, the time charters for the Aegean Express and the Arabian Express are scheduled to expire on June 9, 2015 and September 12, 2015, respectively.

On March 21, 2014, a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), an entity also managed by our Manager, through two indirect subsidiaries, entered into memoranda of agreement to purchase the SIVA Vessels from Siva Global Ships Limited (“Siva Global”) for an aggregate purchase price of $41,600,000. The SIVA Coral and the SIVA Pearl were delivered on March 28, 2014 and April 8, 2014, respectively. The SIVA Vessels were bareboat chartered to an affiliate of Siva Global for a period of eight years upon the delivery of each respective vessel. The SIVA Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan from DVB Group Merchant Bank (Asia) Ltd. (“DVB”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit.

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

        During 2008, ICON EAR, LLC (“ICON EAR”), a joint venture owned 55% by us and 45% by ICON Leasing Fund Eleven, LLC (“Fund Eleven”), an entity also managed by our Manager, purchased and simultaneously leased semiconductor manufacturing equipment to Equipment Acquisition Resources, Inc. (“EAR”) for approximately $15,730,000, of which our share was approximately $8,651,000.  The lease term commenced on July 1, 2008 and was scheduled to expire on June 30, 2013. As additional security for the lease, ICON EAR received mortgages on certain parcels of real property located in Jackson Hole, Wyoming.

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

    Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 6, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against ICON EAR, thereby dismissing ICON EAR’s claims to the proceeds resulting from the sale of the EAR equipment. ICON EAR appealed this decision.  On September 16, 2013, the lower court’s ruling was affirmed by the Illinois Appellate Court.  On October 21, 2013, ICON EAR filed a Petition for Leave to Appeal with the Supreme Court of Illinois appealing the decision of the Illinois Appellate Court, which petition was denied on January 29, 2014. The only remaining asset owned by ICON EAR at December 31, 2013 was real property with a carrying value of approximately $290,000, which was included in other non-current assets within our consolidated balance sheets. During the year ended December 31, 2014, we recognized an impairment charge of approximately $70,000 based on the estimated fair value less cost to sell the real property. On December 24, 2014, ICON EAR sold the real property for approximately $208,000.  No material gain or loss was recorded as a result of this sale.

    On January 4, 2012, MWU Universal, Inc. (“MWU”) and certain of its subsidiaries satisfied their obligations relating to two of the three lease schedules.  On August 20, 2012, we sold the automotive manufacturing equipment subject to lease with LC Manufacturing, LLC, a wholly owned subsidiary of MWU (“LC Manufacturing”), and terminated warrants issued to us for aggregate proceeds of approximately $8,300,000.  As a result, based on our 93.67% ownership interest in ICON MW, LLC (“ICON MW”), our joint venture with Fund Eleven, we received proceeds in the amount of approximately $7,775,000 and recognized a loss on the sale of approximately $89,000. In addition, our Manager evaluated the collectability of the personal guaranty of a previous owner of LC Manufacturing and, based on the findings, ICON MW recorded a credit loss of approximately $5,411,000, of which our portion was approximately $5,068,000. In February 2013, we commenced an action against the guarantor, which is currently pending.

        On October 7, 2013, a joint venture owned 45% by us and 55% by Fund Eleven, upon the expiration of the lease with Pliant Corporation (“Pliant”), sold the plastic processing and printing equipment to Pliant for $7,000,000. Our share of the gain on sale of assets was approximately $1,100,000.

Mining Equipment

        On September 12, 2013, a joint venture owned by us, Fund Eleven and ICON ECI Fund Sixteen (“Fund Sixteen”), an entity also managed by our Manager, purchased mining equipment for approximately $15,107,000. The equipment is subject to a 24 month lease with Murray Energy Corporation and certain of its affiliates (collectively, “Murray”), which expires on September 30, 2015. On December 1, 2013 and February 1, 2014, Fund Sixteen contributed capital of approximately $934,000 and $1,726,000, respectively, to the joint venture, inclusive of acquisition fees. Subsequent to Fund Sixteen’s second capital contribution, the joint venture is owned 13.2% by us, 67% by Fund Eleven and 19.8% by Fund Sixteen.  As a result, we received corresponding returns of capital.

On March 4, 2014, a joint venture owned 60% by us, 15% by Fund Fourteen, 15% by Fund Fifteen and 10% by Fund Sixteen purchased mining equipment from an affiliate of Spurlock Mining, LLC (f/k/a Blackhawk Mining, LLC) (“Spurlock”). Simultaneously, the mining equipment was leased to Spurlock and its affiliates for four years. The aggregate purchase price for the mining equipment of approximately $25,359,000 was funded by approximately $17,859,000 in cash and $7,500,000 of non-recourse long-term debt with People’s Capital and Leasing Corp. (“People’s Capital”). The loan bears interest at a rate of 6.5% per year and matures on February 1, 2018.

On September 18, 2014, a joint venture owned 55.817% by us and 44.183% by Hardwood Partners, LLC (“Hardwood”) purchased mining equipment for $6,789,928. The equipment is subject to a 36-month lease with Murray, which expires on September 30, 2017.

Trucks and Trailers

On March 28, 2014, a joint venture owned 60% by us, 27.5% by Fund Fifteen and 12.5% by Fund Sixteen purchased trucks, trailers and other equipment from subsidiaries of D&T Holdings, LLC (“D&T”) for $12,200,000. Simultaneously, the trucks, trailers and other equipment were leased to D&T and its subsidiaries for 57 months. On September 15, 2014, the lease agreement with D&T was amended to allow D&T to increase its capital expenditure limit. In consideration for agreeing to such increase, lease payments of approximately $1,500,000 that were scheduled to be paid in 2018 were paid by October 31, 2014.

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

Gas Compressors

On July 15, 2011, a joint venture owned 49.54% by us, 40.53% by Fund Fourteen and 9.93% by Hardwood amended the master lease agreement with Atlas Pipeline Mid-Continent, LLC (“APMC”), an affiliate of Atlas Pipeline Partners, L.P., requiring APMC to purchase eight gas compressors it leased from the joint venture upon lease termination.  The joint venture received an amendment fee of $500,000 and the leases were reclassified from operating leases to finance leases. On September 14, 2011, the joint venture financed future receivables related to the leases by entering into a non-recourse loan agreement with Wells Fargo in the amount of approximately $10,628,000.  Wells Fargo received a first priority security interest in the gas compressors, among other collateral.  The loan bore interest at 4.08% per year and was scheduled to mature on September 1, 2013. On May 30, 2013, the joint venture, in accordance with the terms of the lease, sold the eight gas compressors to APMC for $7,500,000. As a result, we recognized a gain on sale of approximately $384,000. Simultaneously with the sale, the joint venture prepaid and satisfied its non-recourse debt obligation with Wells Fargo for $7,500,000. As a result, we recognized a loss on extinguishment of debt of approximately $86,000, which is included in interest expense on the consolidated statements of comprehensive income (loss).

Notes Receivable

On June 29, 2009, we and Fund Fourteen entered into a joint venture for the purpose of making secured term loans in the aggregate amount of $20,000,000 to INOVA Rentals Corporation (f/k/a ARAM Rentals Corporation) and INOVA Seismic Rentals Inc. (f/k/a ARAM Seismic Rental Inc.) (collectively, the “INOVA Borrowers”), which were scheduled to mature on August 1, 2014. In 2011, we exchanged our 52.09% ownership interest in the joint venture for our proportionate share of the notes receivable owned by the joint venture, which was subsequently deconsolidated and then terminated. The loans bore interest at 15% per year and were secured by a first priority security interest in all analog seismic system equipment owned by the INOVA Borrowers, among other collateral. On January 31, 2014, the INOVA Borrowers satisfied their obligation in connection with these loans by making a prepayment of approximately $1,672,000. No material gain or loss was recorded as a result of this transaction.

On December 23, 2009, a joint venture owned by us and Fund Fourteen made a secured term loan to Quattro Plant Limited (“Quattro Plant”) in the amount of £5,800,000 (approximately $9,462,000) as part of a £24,800,000 secured term loan facility.  In 2011, we exchanged our 49.13% ownership interest in the joint venture for an assignment of our proportionate share of the future cash flows of the note receivable owned by the joint venture. Upon completion of the exchange, the joint venture was deconsolidated and then terminated. The loan bore interest at 20% per year and was secured by a second priority security interest in all of Quattro Plant’s rail support construction equipment, among other collateral.  On October 16, 2012, Quattro Plant extended the term of its loan facility to February 28, 2013.  On November 14, 2012, Quattro Plant satisfied its obligation in connection with its loan by making a prepayment of approximately $872,000.  No material gain or loss was recorded as a result of this transaction.

On June 30, 2010, we made two secured term loans in the aggregate amount of $9,600,000, one to Ocean Navigation 5 Co. Ltd. and one to Ocean Navigation 6 Co. Ltd. (collectively, “Ocean Navigation”), as part of a $96,000,000 term loan facility. The loans were funded between July 2010 and September 2010 and proceeds from the facility were used by Ocean Navigation to purchase two aframax tanker vessels, the Shah Deniz and the Absheron, which were valued in the aggregate at $115,700,000 on the date the transaction occurred. The loans bore interest at 15.25% per year and were for a period of six years maturing between July and September 2016. The loans were secured by a second priority security interest in the vessels. On April 15, 2014, we sold all our interest in the loans with Ocean Navigation to Garanti Bank International, N.V. for $9,600,000. As a result, we wrote off the remaining initial direct costs associated with the notes receivable of approximately $455,000 as a charge against finance income.

On September 1, 2010, we made a secured term loan to EMS Enterprise Holdings, LLC, EMS Holdings II, LLC, EMS Engineered Materials Solutions, LLC, EMS CUP, LLC and EMS EUROPE, LLC (collectively, “EMS”) in the amount of $3,200,000.  The loan bore interest at 13% per year and was scheduled to mature on September 1, 2014.  The loan was secured by a first priority security interest in metal cladding and production equipment. On September 3, 2013, EMS satisfied their obligation in connection with the loan by making a prepayment of approximately $1,423,000, comprised of all outstanding principal, accrued and unpaid interest, and prepayment fees of $72,500. As a result, we recognized additional finance income of approximately $72,000.

On September 24, 2010, we made a secured term loan in the amount of $9,750,000 to Northern Crane Services, Inc. (“Northern Crane”) as part of a $150,000,000 term loan facility.  The loan bore interest at 15.75% per year and was for a period of 54 months. The loan was secured by a first priority security interest in lifting and transportation equipment, which was valued at approximately $121,200,000 on the date the transaction occurred.  On May 22, 2012, Northern Crane satisfied its obligations in connection with the loan by making a prepayment of approximately $7,955,000, which included a prepayment fee of approximately $227,000 that was recognized as additional finance income.

On December 23, 2010, a joint venture owned 52.75% by us, 12.25% by the Fund Ten Liquidating Trust and 35% by Fund Eleven restructured four promissory notes issued by affiliates of Northern Leasing Systems, Inc. (collectively, “Northern Leasing”) by extending each note’s term through February 15, 2013 and increasing each note’s interest rate by 1.50% to rates ranging from 9.47% to 9.90% per year. In 2011, we exchanged our ownership interest in the joint venture for our proportionate share of the notes receivable owned by the joint venture. Upon completion of the exchange, the joint venture was deconsolidated and then terminated. On May 2, 2012, Northern Leasing satisfied their obligations in connection with the promissory notes by making a prepayment of approximately $5,018,000.

On February 3, 2012, we made a secured term loan in the amount of $13,593,750 to subsidiaries of Revstone Transportation, LLC (collectively, “Revstone”) as part of a $37,000,000 term loan facility.  The loan bore interest at 15% per year and was for a period of 60 months.  The loan was secured by a first priority secured interest in all of Revstone’s assets, including a mortgage on real property, which were valued at approximately $69,282,000 on the date the transaction occurred.  In addition, we agreed to make a secured capital expenditure loan (the “CapEx Loan”) to Revstone. Between April and October 2012, Revstone borrowed approximately $514,000 in connection with the CapEx Loan.  The CapEx Loan bore interest at 17% per year and was scheduled to mature on March 1, 2017.  The CapEx Loan was secured by a first priority security interest in automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in the term loan collateral.  On November 15, 2012, Revstone satisfied its obligations in connection with the term loan and the CapEx Loan by making a prepayment of approximately $13,993,000, which included a prepayment fee  of approximately $660,000 that was recognized as additional finance income.

On February 29, 2012, we made a secured term loan in the amount of $2,000,000 to VAS as part of a $42,755,000 term loan facility.  The loan bore interest at variable rates ranging between 12% and 14.5% per year and matured on October 6, 2014. The loan was secured by a second priority security interest in all of VAS’s assets, which were valued at approximately $165,881,000 on the date the transaction occurred. During 2014, VAS experienced financial hardship resulting in its failure to make the final monthly payment under the loan as well as the balloon payment due on the maturity date. Our Manager engaged in discussions with VAS, VAS’s owners, the senior creditor and other second lien creditors in order to put in place a viable restructuring or refinancing plan. In December 2014, this specific plan to restructure or refinance fell through. While discussions on other options are still ongoing, our Manager determined that we should record a credit loss reserve based on an estimated liquidation value of VAS’s inventory and accounts receivable.  As a result, the loan was placed on non-accrual status and a credit loss reserve of approximately $632,000 was recorded during the year ended December 31, 2014 based on our pro-rata share of the liquidation value of the collateral. The value of the collateral was based on a third-party appraisal using a sales comparison approach. As of December 31, 2014, the remaining balance of the loan was approximately $966,000. Finance income recognized on the loan prior to recording the credit loss reserve was approximately $198,000 for the year ended December 31, 2014. No finance income was recognized since the date the loan was considered impaired.

On July 24, 2012, we made a secured term loan in the amount of $500,000 to affiliates of Frontier Oilfield Services, Inc. (collectively, “Frontier”) as part of a $5,000,000 term loan facility.  The loan bore interest at 14% per year and was for a period of 66 months.  The loan was secured by, among other things, a first priority security interest in Frontier’s saltwater disposal wells and related equipment and a second priority security interest in Frontier’s other assets, including real estate, machinery and accounts receivable, which were valued at approximately $38,925,000 on the date the transaction occurred. On October 11, 2013, Frontier made a partial prepayment of approximately $87,000, which included a prepayment fee of approximately $9,000 that was recognized as additional finance income. On December 30, 2014, we sold all of our interest in the loan to Frontier

Expansion and Development, LLC for $375,000. As a result, we recognized a loss and wrote off the remaining initial direct costs associated with the notes receivable totaling approximately $62,000 as a charge against finance income.

On September 10, 2012, we made a secured term loan in the amount of $4,080,000 to Superior as part of a $17,000,000 term loan facility.  The loan bore interest at 12% per year and was for a period of 60 months.  The loan was secured by, among other things, a first priority security interest in Superior’s assets, including tube manufacturing and related equipment and a mortgage on real property, and a second priority security interest in Superior’s accounts receivable and inventory, which were valued at approximately $32,387,000 on the date the transaction occurred. On January 30, 2015, Superior satisfied its obligations in connection the loan by making a prepayment of approximately $4,191,000, comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $122,000.

On November 28, 2012, we made a secured term loan in the amount of $4,050,000 to SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC (collectively, “SAE”) as part of a $80,000,000 term loan facility. The loan bore interest at 13.5% per year and was for a period of 48 months.  The loan was secured by, among other things, a first priority security interest in all existing and thereafter acquired assets, including seismic testing equipment, of SAE and its parent company, SAExploration Holdings, Inc. (“SAE Holdings”), and a pledge of all the equity interests in SAE and SAE Holdings.  In addition, we acquired warrants, exercisable until December 5, 2022, to purchase 0.051% of the outstanding common stock of SAE Holdings. On October 31, 2013, we entered into an amendment to the loan agreement with SAE to amend certain provisions and covenant ratios. As a result of the amendment, we received an amendment fee of approximately $31,000. On July 2, 2014, SAE satisfied its obligation in connection with the loan by making a prepayment of approximately $4,592,000, comprised of all outstanding principal, accrued interest and prepayment fees of approximately $449,000. The prepayment fees were recognized as additional finance income.

On February 12, 2013, we made a secured term loan in the amount of $2,700,000 to NTS Communications, Inc. and certain of its affiliates (collectively, “NTS”)  as part of a $6,000,000 facility.  On March 28, 2013, NTS borrowed $765,000 and on June 27, 2013, NTS drew down the remaining $1,935,000 from the facility. The loan bore interest at 12.75% per year and was scheduled to mature on July 1, 2017. The loan was secured by a first priority security interest in all equipment and assets of NTS. On June 6, 2014, NTS satisfied their obligations in connection with the loan by making a prepayment of approximately $2,701,000, comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $103,000. The prepayment fee was recognized as additional finance income.

On April 5, 2013, we made a secured term loan in the amount of $3,870,000 to LSC as part of an $18,000,000 facility.  The loan bears interest at 13.5% per year and matures on August 1, 2018.  The loan is secured by, among other things, a second priority security interest in LSC’s liquid storage tanks, blending lines, packaging equipment, accounts receivable and inventory, which were valued in the aggregate at approximately $52,030,000 on the date the transaction occurred. On December 11, 2013, LSC made a partial prepayment of approximately $1,355,000, which included a prepayment fee of approximately $65,000 that was recognized as additional finance income.

On September 16, 2013, we made a secured term loan in the amount of $11,000,000 to Cenveo. The loan bears interest at the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus 11.0% per year and is for a period of 60 months. The loan is secured by a first priority security interest in specific equipment used to produce, print, fold, and package printed commercial envelopes, which was valued at $29,123,000 on the date the transaction occurred. On October 31, 2013, we borrowed $7,150,000 of non-recourse long-term debt from NXT Capital, LLC (“NXT”) secured by our interest in the loan to and collateral from Cenveo. The non-recourse long-term debt matures on October 1, 2018 and bears interest at LIBOR plus 6.5% per year. On July 7, 2014, Cenveo made a partial prepayment of approximately $1,112,000 in connection with the loan, which included a net prepayment fee of approximately $12,000. Simultaneously, we partially paid down our non-recourse long-term debt with NXT by making a payment of approximately $703,000.

On May 15, 2013, a joint venture owned 21% by us, 39% by Fund Eleven and 40% by Fund Fifteen purchased a portion of an approximately $208,000,000 subordinated credit facility for JAC from Standard Chartered. The aggregate purchase price for the joint venture’s portion of the subordinated facility was $28,462,500. The subordinated credit facility bears interest at rates ranging between 12.5% and 15.0% per year and matures in January 2021. The subordinated credit facility is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex. Our initial contribution to the joint venture was approximately $6,456,000.

On November 26, 2013, we, Fund Fifteen and a third-party creditor made a superpriority, secured term loan in the amount of $30,000,000 to Green Field Energy Services, Inc. and its affiliates (collectively, “Green Field”), of which our share was $7,500,000. The loan bore interest at LIBOR plus 10% per year and was scheduled to mature on August 26, 2014. The loan was secured by a superpriority security interest in all of Green Field’s assets. On March 18, 2014, Green Field satisfied its obligation in connection with the loan by making a prepayment of approximately $7,458,000, comprised of all outstanding principal and accrued interest. No material gain or loss was recorded as a result of this transaction.

On June 17, 2014, we and Fund Fourteen entered into a secured term loan credit facility agreement with SeaChange Projects LLC (“SeaChange”) to provide a credit facility of up to $7,000,000, of which our commitment was $6,300,000. On June 20, 2014 and August 20, 2014, we funded $4,050,000 and $2,250,000, respectively. The facility was used to partially finance SeaChange’s acquisition and conversion of a containership vessel to meet certain time charter specifications of the Military Sealift Command of the Department of the United States Navy. The facility bore interest at 13.25% per year and was scheduled to mature on February 15, 2018. The facility was secured by, among other things, a first priority security interest in and earnings from the vessel and the equity interests of SeaChange. Due to SeaChange’s inability to meet certain requirements of the Department of the United States Navy, which resulted in the cancellation of the time charter, SeaChange was required to repay all outstanding principal and accrued interest under the facility in accordance with the loan agreement. On September 24, 2014, SeaChange satisfied its obligation by making a prepayment of approximately $6,476,000, comprised of all outstanding principal and accrued interest.

On July 14, 2014, we, Fund Fourteen and Fund Fifteen (collectively, “ICON”) entered into a secured term loan credit facility agreement with TMA to provide a credit facility of up to $29,000,000 (the “ICON Loan”), of which our commitment of $21,750,000 was funded on August 27, 2014 (the “TMA Initial Closing Date”). The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at LIBOR, subject to a 1% floor, plus a margin of 17%.  Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. On November 24, 2014, ICON entered into an amended and restated senior secured term loan credit facility agreement with TMA pursuant to which an unaffiliated third party agreed to provide a senior secured term loan in the amount of up to $89,000,000 (the “Senior Loan”) in addition to the ICON Loan (collectively, the “TMA Facility”) to acquire two additional vessels. The TMA Facility has a term of five years from the TMA Initial Closing Date. As a result of the amendment, the margin for the ICON Loan increased to 15% and repayment of the ICON Loan became subordinated to the repayment of the Senior Loan. The TMA Facility is secured by, among other things, a first priority security interest in the four vessels and TMA’s right to the collection of hire with respect to earnings from the sub-charterer related to the four vessels. The amendment qualified as a new loan and therefore, we wrote off the initial direct costs and deferred revenue associated with the ICON Loan of approximately $674,000 as a charge against finance income.

On September 24, 2014, we, Fund Fourteen, Fund Fifteen and Fund Sixteen entered into a secured term loan credit facility agreement with Premier Trailer to provide a credit facility of up to $20,000,000, of which our commitment of $10,000,000 was funded on such date. The loan bears interest at LIBOR, subject to a 1% floor, plus 9% per year and is for a period of six years. The loan is secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer. Premier Trailer’s assets, including its fleet of trailers, were valued at approximately $64,088,000 on the date the transaction occurred.

On November 13, 2014, we and Fund Fourteen made secured term loans in the aggregate amount of $15,000,000 to NARL as a part of a $30,000,000 senior secured term loan credit facility, of which our commitment was $12,000,000. The loan bears interest at 10.75% per year and is for a period of three years. The loan is secured by a first priority security interest in all of NARL’s existing and thereafter acquired assets including, but not limited to, its retail and wholesale fuel equipment, including pumps and storage tanks, and a mortgage on certain real properties.

Acquisition Fees

In connection with the transactions that we entered into during the years ended December 31, 2014, 2013 and 2012, we paid acquisition fees to our Manager of $3,884,570, $1,975,062 and $1,366,728, respectively.

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

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The adoption of ASU 2014-15 becomes effective for us on our fiscal year ending December 31, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

In January 2015, FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items.  The adoption of ASU 2015-01 becomes effective for us on January 1, 2016, including interim periods within that reporting period.  Early adoption is permitted.  The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements.

In February 2015, FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis (“ASU 2015-02”), which modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis by reducing the frequency of application of related party guidance and excluding certain fees in the primary beneficiary determination. The adoption of ASU 2015-02 becomes effective for us on January 1, 2016. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

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

For finance leases, we capitalize, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease, less unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected or written off. We record a reserve if we deem any receivable not collectible. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate. Initial direct costs are capitalized as a component of the cost of the equipment and depreciated over the lease term.

For time charters, the vessels are stated at cost.  Expenditures subsequent to the acquisition of such vessels for conversions and major improvements are capitalized when such expenditures appreciably extend the life, increase the earning capacity or improve the efficiency or safety of such vessels. We recognize revenue ratably over the period of such charters.  Vessel operating expenses, repairs and maintenance are charged to expense as incurred and are included in vessel operating expenses in our consolidated statements of comprehensive income (loss).

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value.  If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statements of comprehensive income (loss) in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying asset is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and we do not recover our residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Depreciation

We record depreciation expense on equipment when the lease is classified as an operating lease.  In order to calculate depreciation, we first determine the depreciable base, which is the equipment cost less the estimated residual value at lease termination.  Depreciation expense is recorded on a straight-line basis over the lease term.

Notes Receivable and Revenue Recognition

Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate the loans, net of any unamortized premiums or discounts on purchased loans. We use the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment. Unearned income, discounts and premiums are amortized to finance income in our consolidated statements of comprehensive income (loss) using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our consolidated balance sheets. Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income in our consolidated statements of comprehensive income (loss). Our notes receivable may contain a paid-in-kind (“PIK”) interest provision. Any PIK interest, if deemed collectible, will be added to the principal balance of the note receivable and is recorded as income.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

Our Manager  monitors the ongoing credit quality of our financing receivables by (i) reviewing and analyzing a borrower’s financial performance on a regular basis, including review of financial statements received on a monthly, quarterly or annual basis as prescribed in the loan or lease agreement, (ii) tracking the relevant credit metrics of each financing receivable and a borrower’s compliance with financial and non-financial covenants, (iii) monitoring a borrower’s payment history and public credit rating, if available, and (iv) assessing our exposure based on the current investment mix. As part of the monitoring process, our Manager may physically inspect the collateral or a borrower’s facility and meet with a borrower’s management to better understand such borrower’s financial performance and its future plans on an as-needed basis.

As our financing receivables, generally notes receivable and finance leases, are limited in number, our Manager is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics. Our Manager does not use a system of assigning internal risk ratings to each of our financing receivables. Rather, each financing receivable is analyzed quarterly and categorized as either performing or non-performing based on certain factors including, but not limited to, financial results, satisfying scheduled payments and compliance with financial covenants. A financing receivable is usually categorized as non-performing only when a borrower experiences financial difficulties and has failed to make scheduled payments. Our Manager then analyzes whether the financing receivable should be placed on a non-accrual status, a credit loss reserve should be established or the financing receivable should be restructured. As part of the assessment, updated collateral value is usually considered and such collateral value can be based on a third party industry expert appraisal or, depending on the type of collateral and accessibility to relevant published guides or market sales data, internally derived fair value. Material events would be specifically disclosed in the discussion of each financing receivable held.

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

When our Manager  deems it is probable that we will not be able to collect all contractual principal and interest on a non-performing financing receivable, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the financing receivable, and/or the collateral value of the asset underlying the financing receivable when financing receivable repayment is collateral dependent. If it is determined that the impaired value of the non-performing financing receivable is less than the net carrying value, we will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings.  We then charge off a financing receivable in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of the financing receivable.

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

Results of Operations for the Years Ended December 31, 2014 (“2014”) and 2013 (“2013”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	December 31,
	2014		2013
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Tanker vessels	$37,998,931	29%	$-	-
Mining equipment	22,184,672	17%	-	-
Platform supply vessels	21,589,043	16%	-	-
Energy equipment	11,473,409	9%	-	-
Trailers	9,809,033	7%	-	-
Transportation	8,360,217	6%	-	-
Printing equipment	8,086,659	6%	10,961,912	7%
Coal drag line	5,741,902	4%	7,495,844	5%
Tube manufacturing equipment	4,092,215	3%	4,152,432	3%
Lubricant manufacturing equipment	2,703,292	2%	2,737,695	2%
Aircraft engines	966,359	1%	1,687,232	1%
Offshore oil field services equipment	-	-	93,951,371	63%
Marine - crude oil tanker	-	-	10,102,586	7%
On-shore oil field services equipment	-	-	8,017,099	6%
Seismic imaging equipment	-	-	4,128,632	3%
Telecommunications equipment	-	-	3,168,851	2%
Analog seismic system equipment	-	-	1,878,037	1%
	$133,005,732	100%	$148,281,691	100%

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During 2014 and 2013, one customer generated a significant portion (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2014	2013
Leighton Holdings Limited	Offshore oil field services equipment	85%	63%

Interest income from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of comprehensive income (loss).

Non-performing Assets within Financing Transactions

As of December 31, 2014, the net carrying value of our impaired loan related to VAS was $966,359. No finance income was recognized since the date the loan was impaired during 2014. We recognized $197,741 and $256,209 of finance income related to VAS during the years ended December 31, 2014 and 2013, respectively, prior to the loan being impaired. As of December 31, 2013, the net carrying value of the loan related to VAS was $1,687,232.

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	December 31,
	2014		2013
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Offshore oil field services equipment	$66,356,257	91%	$35,135,234	64%
Mining equipment	6,395,518	9%	-	-
	$72,751,775	100%	$55,206,565	100%

Impaired Assets within Operating Lease Transactions

During 2013, we recognized an impairment charge of $14,790,755 on the leased equipment at cost, of which $13,020,226 was related to the Aegean Express and the Arabian Express. As of December 31, 2014 and 2013, the net carrying value of such vessels was $18,266,677 and $20,071,331, respectively. As of December 31, 2014 and 2013, these vessels were classified as vessels and leased equipment at cost, respectively, on our consolidated balance sheets. Time charter revenue/rental income of $5,816,081 and $6,735,168 was recognized with respect to these vessels during the years ended December 31, 2014 and 2013, respectively.

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost as of each reporting date.

During 2014 and 2013, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2014	2013
Swiber Holdings Limited	Offshore oil field services equipment	65%	28%
Pacific Crest Pte. Ltd.	Offshore oil field services equipment	19%	-
Vroon Group B.V.	Marine - container vessels	12%	21%
AET Inc. Limited	Marine - crude oil tanker	-	51%
		96%	100%

Revenue and other income for 2014 and 2013 is summarized as follows:

	Years Ended December 31,
	2014	2013	Change
Finance income	$68,225,836	$16,811,076	$51,414,760
Rental income	13,911,707	32,785,533	(18,873,826)
Time charter revenue	4,132,289	-	4,132,289
Income from investment in joint ventures	3,271,192	4,061,317	(790,125)
(Loss) gain on lease termination	(18,800)	8,827,010	(8,845,810)
Gain (loss) on sale of assets, net	1,737,983	(6,695,492)	8,433,475
Total revenue and other income	$91,260,207	$55,789,444	$35,470,763

Total revenue and other income for 2014 increased $35,470,763, or 63.6%, as compared to 2013. The increase in finance income was primarily related to three of the Leighton Vessels, of which $57,248,440 was recognized as finance income, related to the gain on the exercise of a purchase option for such Leighton Vessels during 2014. This gain was offset by a reduction of $7,643,794 in finance income earned from the leases related to the Leighton Vessels in 2014 compared to 2013. The increase in time charter revenue was related to the Aegean Express and the Arabian Express as we commenced operating such vessels in April 2014. The increase was partially offset by a decrease in rental income, which was primarily due to the termination or expiration of the leases related to the Eagle Vessels during 2013. In 2013, we had a net gain of $2,131,518 on the lease termination and subsequent sale of the Eagle Vessels, comprised of a gain on lease termination of $8,827,010 and a net loss on sale of the vessels of $6,695,492, as compared to a smaller gain on sale of assets of $1,737,983 primarily from the sale of marine diving equipment in 2014.

Expenses for 2014 and 2013 are summarized as follows:

	Years Ended December 31,
	2014	2013	Change
Management fees	$1,918,023	$3,247,710	$(1,329,687)
Administrative expense reimbursements	4,785,387	2,284,264	2,501,123
General and administrative	3,066,828	3,169,333	(102,505)
Interest	5,289,185	8,677,154	(3,387,969)
Depreciation	7,127,975	29,824,603	(22,696,628)
Credit loss, net	634,803	-	634,803
Impairment loss	70,412	14,790,755	(14,720,343)
Vessel operating	4,334,167	-	4,334,167
Loss on disposition of assets of foreign investment	-	1,447,361	(1,447,361)
Loss on derivative financial instruments	372,316	188,534	183,782
Total expenses	$27,599,096	$63,629,714	$(36,030,618)

Total expenses for 2014 decreased $36,030,618, or 56.6%, as compared to 2013. The decrease in depreciation was primarily due to the sale of the Eagle Vessels during 2013. The decrease in impairment loss was due to the recognition of impairment losses in connection with the Eagle Vessels, the Aegean Express and the Arabian Express of $14,790,755 during 2013, compared to an impairment loss of $70,412 recognized on real property held by ICON EAR during 2014. The decrease in interest was primarily due to the repayment of our non-recourse long-term debt associated with the sale of multiple vessels and certain equipment during or subsequent to 2013, partially offset by three additional borrowings of non-recourse long-term debt during 2014. In addition, we incurred a loss on disposition of assets of foreign investment as a result of the reclassification of the accumulated loss on currency translation adjustment out of accumulated other comprehensive income (“AOCI”) due to the sale of a foreign investment during 2013, with no comparable loss incurred in 2014. These decreases were partially offset by vessel operating expenses incurred during 2014 related to the Aegean Express and the Arabian Express as we commenced operating such vessels in April 2014 and an increase in administrative expense reimbursements, primarily due to increased costs incurred on our behalf by our Manager in connection with a proposed sale of our assets during our liquidation period in 2014. Our Manager may continue to incur additional professional fees and costs on our behalf as it continues to pursue the sale of our assets in one or more strategic transactions.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $2,243,581, from $1,537,199 in 2013 to $3,780,780 in 2014. The increase was primarily due to additional consolidated joint ventures that we entered into during 2014.

Other Comprehensive Income

Other comprehensive income decreased $3,005,965, from $3,635,552 in 2013 to $629,587 in 2014. The decrease was primarily due to the termination or expiration of derivative financial instruments related to the debt associated with three of the Leighton Vessels, the Aegean Express and the Arabian Express subsequent to 2013. In addition, we reclassified the accumulated loss on currency translation adjustment out of AOCI to a loss on disposition of assets of foreign investment due to the sale of a foreign investment during 2013, with no comparable reclassification in 2014.

Net Income (Loss) Attributable to Fund Twelve

As a result of the foregoing factors, net income (loss) attributable to us for 2014 and 2013 was $59,880,331 and $(9,377,469), respectively. Net income (loss) attributable to us per weighted average additional Share outstanding for 2014 and 2013 was $170.19 and $(26.65), respectively.

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

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

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

Impaired Assets within Operating Lease Transactions

During 2013, we recognized an impairment charge of $14,790,755 on the leased equipment at cost, of which $13,020,226 was related to the Aegean Express and the Arabian Express. As of December 31, 2013 and 2012, the net carrying value of such vessels was $20,071,331 and $36,538,580, respectively. Rental income of $6,735,168 and $6,735,168 was recognized with respect to these vessels during the years ended December 31, 2013 and 2012, respectively.

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost as of each reporting date.

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

Total expenses for 2013 decreased $36,882,129, or 36.7%, as compared to 2012. The decrease in impairment loss was primarily due to a larger impairment loss during 2012 in connection with the Eagle Vessels as compared to 2013 in connection with the Aegean Express and the Arabian Express. The decrease in depreciation was primarily due to the sale of four vessels previously subject to operating leases in 2013, and the reclassification of one lease from an operating lease to a finance lease during 2013. During 2012, we recognized a credit loss on a personal guaranty relating to the lease with LC Manufacturing with no comparable charge during 2013. The decrease in interest was primarily due to the repayment of debts in 2013 associated with the sale of six vessels and eight gas compressors. Management fees and administrative expense reimbursements have decreased due to the decrease in size of our investment portfolio since 2012. The decreases were partially offset by the increase in the valuation of our warrants during 2012, without any comparable increase in 2013, and the loss on disposition of foreign investment recognized in 2013 as a result of the reclassification of the accumulated loss on currency translation adjustment out of AOCI due to the sale of the associated foreign investment.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests increased $6,506,969, from a loss of $4,969,770 in 2012 to income of $1,537,199 in 2013. The increase was primarily due to a larger impairment and operating loss recorded during 2012, as compared to 2013, in connection with the Eagle Vessels.

Other Comprehensive Income

Other comprehensive income for 2013 increased $1,440,736, or 65.6%, from $2,194,816 in 2012 to $3,635,552 in 2013. The increase was primarily due to the release of the accumulation of currency translation adjustments in connection with the repayment by Sealynx during 2013.

Net Loss Attributable to Fund Twelve

As a result of the foregoing factors, net loss attributable to us for 2013 and 2012 was $9,377,469 and $28,009,680, respectively. Net loss attributable to us per weighted average additional Share outstanding for 2013 and 2012 was $26.65 and $79.56, respectively.

Financial Condition

This section discusses the major balance sheet variances at December 31, 2014 compared to December 31, 2013.

Total Assets

Total assets increased $23,202,685, from $244,226,508 at December 31, 2013 to $267,429,193 at December 31, 2014. The increase in total assets was primarily due to (i) the gain recognized as finance income upon the exercise of a purchase option for three of the Leighton Vessels during 2014, (ii) the gain on sale of marine diving equipment in 2014 and (iii) increased financing for new investments made during 2014. These increases were partially offset by the repayment of non-recourse long-term debt and distributions made to our members and noncontrolling interests during 2014.

Current Assets

Current assets decreased $5,233,018, from $39,888,607 at December 31, 2013 to $34,655,589 at December 31, 2014. The decrease was primarily due to a decrease in current portion of net investment in notes receivable of $6,663,318, primarily due to prepayments on and the maturity of seven notes receivable. The decrease was partially offset by investments in three new notes receivables during 2014, partially offset by an increase in cash on hand of $1,425,256.

Total Liabilities

Total liabilities decreased $28,983,946, from $105,533,203 at December 31, 2013 to $76,549,257 at December 31, 2014. The decrease was primarily due to repayments on and the satisfaction of certain non-recourse long-term debt and seller’s credits totaling $97,371,471, of which $80,304,848 was associated with three of the Leighton Vessels. These decreases were partially offset by $65,109,787 of liabilities comprised of three additional borrowings of non-recourse long-term debt and additional seller’s credits primarily related to the SIVA Vessels during 2014.

Current Liabilities

Current liabilities decreased $39,794,358, from $52,034,596 at December 31, 2013 to $12,240,238 at December 31, 2014. The decrease was due to a decrease in current portion of non-recourse long-term debt and seller’s credits totaling $42,091,047 primarily due to the repayment of such liabilities associated with three of the Leighton Vessels during 2014. This decrease was partially offset by an increase of approximately $2,100,000 in liabilities due to our Manager for expenses incurred in connection with a proposed sale of our assets during our liquidation period in 2014. Our Manager may continue to incur additional professional fees and costs on our behalf as it continues to pursue the sale of our assets in one or more strategic transactions.

Equity

Equity increased $52,186,631, from $138,693,305 at December 31, 2013 to $190,879,936 at December 31, 2014. The increase was primarily due to net income during 2014 and contributions received from noncontrolling interests, partially offset by distributions to our members and noncontrolling interests during 2014.

Liquidity and Capital Resources

Summary

At December 31, 2014 and 2013, we had cash and cash equivalents of $15,410,563 and $13,985,307, respectively. Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of December 31, 2014, the cash reserve was $1,738,435. During our operating period, our main source of cash was typically from operating activities and our main use of cash was in investing and financing activities. During our liquidation period, which commenced on May 1, 2014, we expect our main sources of cash will be from the collection of income and principal on our notes receivable and finance leases, proceeds from the sale of assets held directly by us or indirectly by our joint ventures and our main use of cash will be for distributions to our members. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we enter into new investments, meet our debt obligations, pay distributions to our members and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Cash Flows

The following table sets forth summary cash flow data:

	Years Ended December 31,
	2014	2013	2012
Net cash provided by (used in):
Operating activities	$26,783,311	$31,200,193	$38,132,076
Investing activities	34,192,057	16,677,549	22,294,745
Financing activities	(59,550,112)	(64,873,321)	(55,773,168)
Effects of exchange rates on cash and cash equivalents	-	110	9,688
Net increase (decrease) in cash and cash equivalents	$1,425,256	$(16,995,469)	$4,663,341

Note: See the Consolidated Statements of Cash Flows included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities

Cash provided by operating activities decreased $4,416,882, from $31,200,193 in 2013 to $26,783,311 in 2014.  The decrease was primarily due to a decrease in the collection of finance income as a result of the termination of leases related to three of the Leighton Vessels and a decrease in the collection of rental income as a result of the sale of the Eagle Vessels. The decreases were partially offset by entering into new leases during 2014.

Investing Activities

Cash provided by investing activities increased $17,514,508, from $16,677,549 in 2013 to $34,192,057 in 2014. The increase was primarily due to (i) an increase in net proceeds received from the sale of assets and exercise of purchase options of $67,506,642 primarily related to the sale of three of the Leighton Vessels, which resulted in proceeds of $106,671,426, (ii) an increase in principal received on our notes receivable and (iii) a decrease in investment in joint ventures. The increase was partially offset by the purchase of equipment in 2014 for $65,584,650 with no comparable purchase in 2013 and an increase in investment in notes receivable.

Financing Activities

Cash used in financing activities decreased $5,323,209, from $64,873,321 in 2013 to $59,550,112 in 2014.  The decrease was primarily due to contributions from noncontrolling interests during 2014, partially offset by an increase in repayments on our non-recourse long-term debt.

Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at December 31, 2014 and December 31, 2013 of $59,195,786 and $55,370,983, respectively. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying loan or lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of December 31, 2014, the total carrying value of assets subject to non-recourse long-term debt was $107,226,456.

At December 31, 2014, we were in compliance with all covenants related to our non-recourse long-term debt.

Revolving Line of Credit, Recourse

We entered into an agreement with California Bank & Trust (“CB&T”)  for a revolving line of credit through March 31, 2015 of up to $10,000,000 (the “Facility”), which was secured by all of our assets not subject to a first priority lien. Amounts available under the Facility were subject to a borrowing base that was determined, subject to certain limitations, by the present value of future receivables under certain loans and lease agreements in which we had a beneficial interest.

The interest rate for general advances under the Facility was CB&T’s prime rate.  We could have elected to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year.  In all instances, borrowings under the Facility were subject to an interest rate floor of 4.0% per year.  In addition, we were obligated to pay an annualized 0.50% fee on unused commitments under the Facility. On February 28, 2014 and March 31, 2014, we drew down $3,000,000 and $7,000,000, respectively, under the Facility. On November 6, 2014, we repaid the $10,000,000.

On December 22, 2014, the Facility with CB&T was terminated.  There were no obligations outstanding as of the date of termination.

Distributions

We, at our Manager’s discretion, paid monthly distributions to each of our additional members beginning with the first month after each such member’s admission through the end of our operating period, which was April 30, 2014. We paid distributions to our additional members of $25,257,603, $25,953,936 and $33,634,797 for the years ended December 31, 2014, 2013 and 2012, respectively. We paid distributions to our Manager of $255,127, $262,158 and $339,749 for the years ended December 31, 2014, 2013 and 2012, respectively. We paid distributions to our noncontrolling interests of $7,079,452, $7,182,576 and $4,364,926 for the years ended December 31, 2014, 2013 and 2012, respectively. During our liquidation period, we have paid and will continue to pay distributions in accordance with the terms of our LLC Agreement. We expect that distributions paid during the liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2014, we had non-recourse long-term debt and seller’s credit. Each lender has a security interest in the majority of the assets collateralizing each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the assets.  In such cases, the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender. If the lessee defaults on the lease, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of the non-recourse debt. At December 31, 2014, our outstanding non-recourse long-term indebtedness and seller’s credit totaled $71,491,784.

Principal and interest maturities of our debt, seller’s credit and related interest consisted of the following at December 31, 2014:

	Payments Due by Period
		Less Than 1	1 - 3	4 - 5
	Total	Year	Years	Years	Thereafter
Non-recourse debt	$59,195,786	$7,332,765	$15,114,567	$11,133,454	$25,615,000
Seller's credit	16,500,000	-	5,000,000	-	11,500,000
Non-recourse debt interest*	14,355,781	3,275,329	5,215,402	3,531,597	2,333,453
	$90,051,567	$10,608,094	$25,329,969	$14,665,051	$39,448,453

*Based on fixed or variable rates in effect at December 31, 2014.

In connection with certain investments, we are required to maintain restricted cash accounts with certain banks. Restricted cash of approximately $1,351,000 is presented within other non-current assets in our consolidated balance sheets at December 31, 2014.

During 2008, a joint venture owned 55% by us and 45% by Fund Eleven purchased and simultaneously leased semiconductor manufacturing equipment to EAR for approximately $15,730,000.  On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to ICON EAR. The complaint also sought the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that ICON EAR received as security in connection with its investment. Our Manager filed an answer to the complaint, which included certain affirmative defenses. Our Manager believes these claims are frivolous and intends to vigorously defend this action. At this time, we are unable to predict the outcome of this action or loss therefrom, if any.

Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 6, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against ICON EAR that granted dismissal of ICON EAR’s claims to the proceeds resulting from the sale of certain EAR equipment. ICON EAR appealed this decision. On September 16, 2013, the lower court’s ruling was affirmed by the Illinois Appellate Court. On October 21, 2013, ICON EAR filed a Petition for Leave to Appeal with the Supreme Court of Illinois appealing the decision of the Illinois Appellate Court, which petition was denied on January 29, 2014. The only remaining asset owned by ICON EAR at December 31, 2013 was real property with a carrying value of approximately $290,000, which was included in other non-current assets within our consolidated balance sheets. On December 24, 2014, ICON EAR sold the real property for approximately $208,000.

We have entered into remarketing agreements with third parties.  Residual proceeds received in excess of specific amounts will be shared with these third parties in accordance with the terms of the remarketing agreements.  The present value of the obligations related to these agreements was approximately $70,000 at December 31, 2014.

Off-Balance Sheet Transactions

None.

Inflation and Interest Rates

The potential effects of inflation on us are difficult to predict. If the general economy experiences significant rates of inflation, however, it could affect us in a number of ways. We do not currently have or expect to have rent escalation clauses tied to inflation in our leases and most of our notes receivable contain fixed interest rates. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease termination (and thus the overall cash flow from our leases) may increase with inflation as the cost of similar new and used equipment increases.

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

Our exposure to market risk relates primarily to our fixed-rate notes receivable, fixed-rate non-recourse long-term debt and seller’s credit. As of December 31, 2014, the principal balance on our fixed-rate notes receivable was $59,474,788. As of December 31, 2014, the principal balance on our fixed-rate non-recourse long-term debt was $59,195,786. As of December 31, 2014, the principal balance on our seller’s credit was $12,295,998.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of cash flows may be subjective and based on estimates. Changes in assumptions or estimates can have a material effect on these estimated fair values. The following fair values were determined using the interest rates that we believe our outstanding fixed-rate notes receivable, fixed-rate non-recourse long-term debt and seller’s credit would warrant as of December 31, 2014 and are indicative of the interest rate environment as of December 31, 2014, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of the principal balance on our fixed-rate notes receivable, fixed-rate non-recourse long-term debt and seller’s credit was $59,006,275, $59,632,525 and $12,781,678, respectively, as of December 31, 2014.

We currently have four outstanding notes payable, which constitute our non-recourse long-term debt obligations.  Three of such notes pay interest at a fixed rate and the fourth pays interest at LIBOR, subject to a 1% floor, plus a fixed rate. To the extent LIBOR fluctuates significantly, our interest expense will fluctuate accordingly. Our Manager has evaluated the impact of the condition of the credit markets on our future results of operations and cash flows and we do not expect any adverse impact should credit conditions in general remain the same or deteriorate further.

We manage our exposure to equipment and residual risk by monitoring the markets in which our equipment is located and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ICON Leasing Fund Twelve, LLC

We have audited the accompanying consolidated balance sheets of ICON Leasing Fund Twelve, LLC (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Leasing Fund Twelve, LLC at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                                                                            /s/ ERNST & YOUNG LLP

New York, New York

March 23, 2015

ICON Leasing Fund Twelve, LLC

 (A Delaware Limited Liability Company)

Consolidated Balance Sheets

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$15,410,563	$13,985,307
Current portion of net investment in notes receivable	6,482,004	13,145,322
Current portion of net investment in finance leases	12,142,423	11,876,248
Other current assets	620,599	881,730
Total current assets	34,655,589	39,888,607
Non-current assets:
Net investment in notes receivable, less current portion	52,238,006	33,223,894
Net investment in finance leases, less current portion	62,143,299	90,036,227
Leased equipment at cost (less accumulated depreciation of
$18,430,584 and $38,848,729, respectively)	72,751,775	55,206,565
Vessels (less accumulated depreciation of $1,286,547)	18,266,677	-
Investment in joint ventures	25,235,827	24,831,928
Other non-current assets	2,138,020	1,039,287
Total non-current assets	232,773,604	204,337,901
Total assets	$267,429,193	$244,226,508
Liabilities and Equity
Current liabilities:
Current portion of non-recourse long-term debt	$7,332,765	$44,606,812
Derivative financial instruments	-	809,705
Deferred revenue	167,813	655,206
Due to Manager and affiliates, net	2,798,414	374,363
Accrued expenses and other current liabilities	1,941,246	771,510
Current portion of seller's credits	-	4,817,000
Total current liabilities	12,240,238	52,034,596
Non-current liabilities:
Non-recourse long-term debt, less current portion	51,863,021	10,764,171
Seller's credits, less current portion	12,295,998	42,734,436
Other non-current liabilities	150,000	-
Total non-current liabilities	64,309,019	53,498,607
Total liabilities	76,549,257	105,533,203
Commitments and contingencies (Note 15)
Equity:
Members’ equity:
Additional members	162,960,082	128,936,157
Manager	(1,465,243)	(1,808,919)
Accumulated other comprehensive income (loss)	-	(629,587)
Total members' equity	161,494,839	126,497,651
Noncontrolling interests	29,385,097	12,195,654
Total equity	190,879,936	138,693,305
Total liabilities and equity	$267,429,193	$244,226,508
See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Comprehensive Income (Loss)

asdf

	Years Ended December 31,
	2014	2013	2012
Revenue and other income:
Finance income	$68,225,836	$16,811,076	$20,244,446
Rental income	13,911,707	32,785,533	44,294,357
Time charter revenue	4,132,289	-	-
Income from investment in joint ventures	3,271,192	4,061,317	1,498,912
(Loss) gain on lease termination	(18,800)	8,827,010	-
Gain (loss) on sale of assets, net	1,737,983	(6,695,492)	1,075,778
Litigation settlement	-	-	418,900
Total revenue and other income	91,260,207	55,789,444	67,532,393
Expenses:
Management fees	1,918,023	3,247,710	4,569,168
Administrative expense reimbursements	4,785,387	2,284,264	2,857,713
General and administrative	3,066,828	3,169,333	2,689,890
Interest	5,289,185	8,677,154	12,252,988
Depreciation	7,127,975	29,824,603	40,560,520
Credit loss, net	634,803	-	5,066,484
Impairment loss	70,412	14,790,755	35,295,894
Vessel operating	4,334,167	-	-
Loss on disposition of assets of foreign investment	-	1,447,361	-
Loss (gain) on derivative financial instruments	372,316	188,534	(2,780,814)
Total expenses	27,599,096	63,629,714	100,511,843
Net income (loss)	63,661,111	(7,840,270)	(32,979,450)
Less: net income (loss) attributable to noncontrolling interests	3,780,780	1,537,199	(4,969,770)
Net income (loss) attributable to Fund Twelve	59,880,331	(9,377,469)	(28,009,680)

Other comprehensive income:
Change in fair value of derivative financial instruments	282,919	2,180,188	2,166,933
Reclassification adjustment for losses on derivative financial
instruments due to early termination	346,668	-	-
Currency translation adjustment during the year	-	8,003	27,883
Currency translation adjustment reclassified to net income	-	1,447,361	-
Total other comprehensive income	629,587	3,635,552	2,194,816
Comprehensive income (loss)	64,290,698	(4,204,718)	(30,784,634)
Less: comprehensive income (loss) attributable to noncontrolling interests	3,780,780	1,589,252	(4,877,935)
Comprehensive income (loss) attributable to Fund Twelve	$60,509,918	$(5,793,970)	$(25,906,699)

Net income (loss) attributable to Fund Twelve allocable to:
Additional members	$59,281,528	$(9,283,695)	$(27,729,583)
Manager	598,803	(93,774)	(280,097)
	$59,880,331	$(9,377,469)	$(28,009,680)

Weighted average number of additional shares of limited liability
company interests outstanding	348,335	348,361	348,544
Net income (loss) attributable to Fund Twelve per weighted average additional
share of limited liability company interests outstanding	$170.19	$(26.65)	$(79.56)

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

asdf

	Members' Equity
	Additional
	Members
	Shares of			Accumulated
	Limited Liability			Other	Total
	Company	Additional		Comprehensive	Members'	Noncontrolling	Total
	Interests	Members	Manager	Loss	Equity	Interests	Equity
Balance, December 31, 2011	348,650	$225,720,481	$(833,141)	$(6,316,067)	$218,571,273	$27,031,839	$245,603,112
Net loss	-	(27,729,583)	(280,097)	-	(28,009,680)	(4,969,770)	(32,979,450)
Change in fair value of derivative
financial instruments	-	-	-	2,075,098	2,075,098	91,835	2,166,933
Currency translation adjustments	-	-	-	27,883	27,883	-	27,883
Distributions	-	(33,634,797)	(339,749)	-	(33,974,546)	(4,364,926)	(38,339,472)
Shares of limited liability company interests
repurchased	(221)	(150,497)	-	-	(150,497)	-	(150,497)
Balance, December 31, 2012	348,429	164,205,604	(1,452,987)	(4,213,086)	158,539,531	17,788,978	176,328,509
Net (loss) income	-	(9,283,695)	(93,774)	-	(9,377,469)	1,537,199	(7,840,270)
Change in fair value of derivative
financial instruments	-	-	-	2,128,135	2,128,135	52,053	2,180,188
Disposition of asset of foreign investment	-	-	-	1,447,361	1,447,361	-	1,447,361
Currency translation adjustments	-	-	-	8,003	8,003	-	8,003
Distributions	-	(25,953,936)	(262,158)	-	(26,216,094)	(7,182,576)	(33,398,670)
Shares of limited liability company interests
repurchased	(94)	(31,816)	-	-	(31,816)	-	(31,816)
Balance, December 31, 2013	348,335	128,936,157	(1,808,919)	(629,587)	126,497,651	12,195,654	138,693,305
Net income	-	59,281,528	598,803	-	59,880,331	3,780,780	63,661,111
Change in fair value of derivative
financial instruments	-	-	-	282,919	282,919	-	282,919
Reclassification adjustment for losses on derivative
financial instruments due to early termination	-	-	-	346,668	346,668	-	346,668
Distributions	-	(25,257,603)	(255,127)	-	(25,512,730)	(7,079,452)	(32,592,182)
Investment by noncontrolling interests	-	-	-	-	-	20,488,115	20,488,115
Balance, December 31, 2014	348,335	$162,960,082	$(1,465,243)	$-	$161,494,839	$29,385,097	$190,879,936

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

asdf

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$63,661,111	$(7,840,270)	$(32,979,450)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Finance income	(62,511,037)	(11,934,182)	(13,220,549)
Rental income paid directly to lenders by lessees	(1,088,550)	(21,243,166)	(30,192,648)
Income from investment in joint ventures	(3,271,192)	(4,061,317)	(1,498,912)
Depreciation	7,127,975	29,824,603	40,560,520
Interest expense on non-recourse financing paid directly to lenders by lessees	63,644	1,577,271	3,168,897
Interest expense from amortization of debt financing costs	617,069	691,194	895,309
Net accretion of seller's credit and other	833,335	2,301,984	1,874,319
Impairment loss	70,412	14,790,755	35,295,894
Credit loss, net	634,803	-	5,066,484
Net loss (gain) on lease termination	18,800	(8,827,010)	-
Net (gain) loss on sale of assets	(1,737,983)	6,695,492	(1,075,778)
Loss (gain) on derivative financial instruments	562,577	188,534	(2,780,814)
Loss on disposition of assets of foreign investment	-	1,447,361	-
Changes in operating assets and liabilities:
Collection of finance leases	20,832,230	27,353,307	31,057,337
Other assets	(1,207,414)	2,307,702	1,208,639
Accrued expenses and other current liabilities	683,478	(1,612,354)	(265,405)
Deferred revenue	(487,393)	(1,767,545)	(25,936)
Interest rate swaps	(693,647)	-	-
Due to Manager and affiliates, net	2,424,051	95,733	169,274
Distributions from joint ventures	251,042	1,212,101	874,895
Net cash provided by operating activities	26,783,311	31,200,193	38,132,076
Cash flows from investing activities:
Purchase of equipment	(65,584,650)	-	-
Proceeds from exercise of purchase options	110,964,516	21,001,670	3,614,240
Proceeds from sale of leased assets	207,937	22,664,141	9,763,426
Restricted cash	603,546	-	-
Investment in joint ventures	(31,275)	(11,593,286)	(137,500)
Distributions received from joint ventures in excess of profits	2,647,526	3,897,420	756,792
Investment in notes receivable, net	(50,207,586)	(25,703,358)	(25,556,362)
Principal received on notes receivable	35,592,043	6,410,962	33,854,149
Net cash provided by investing activities	34,192,057	16,677,549	22,294,745
Cash flows from financing activities:
Proceeds from non-recourse long-term debt	7,500,000	7,150,000	-
Repayment of non-recourse long-term debt	(53,450,452)	(37,111,835)	(16,742,199)
Proceeds from revolving line of credit, recourse	10,000,000	10,500,000	1,200,000
Repayment of revolving line of credit, recourse	(10,000,000)	(10,500,000)	(1,200,000)
Repurchase of shares of limited liability company interests	-	(31,816)	(150,497)
Payment of debt financing costs	(400,000)	-	-
Repayment of seller's credit	(210,000)	(1,481,000)	(541,000)
Investment by noncontrolling interests	19,602,522	-	-
Distributions to noncontrolling interests	(7,079,452)	(7,182,576)	(4,364,926)
Distributions to members	(25,512,730)	(26,216,094)	(33,974,546)
Net cash used in financing activities	(59,550,112)	(64,873,321)	(55,773,168)
Effects of exchange rates on cash and cash equivalents	-	110	9,688
Net increase (decrease) in cash and cash equivalents	1,425,256	(16,995,469)	4,663,341
Cash and cash equivalents, beginning of year	13,985,307	30,980,776	26,317,435
Cash and cash equivalents, end of year	$15,410,563	$13,985,307	$30,980,776

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,373,488	$5,350,859	$5,553,124
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on non-recourse long-term debt paid directly to lenders by lessees	$1,088,550	$32,258,668	$32,619,459
Reclassification of net assets from leased equipment at cost to net
investment in finance lease	$-	$9,376,510	$-
Principal on non-recourse long-term debt paid directly to lenders by buyers of equipment	$-	$4,481,600	$-
Vessels purchased with non-recourse long-term debt paid directly to seller	$50,800,000	$-	$-
Vessels purchased with subordinated non-recourse financing provided by seller	$6,986,691	$-	$-
Satisfaction of seller's credit netted at sale	$42,863,178	$10,204,522	$-
Reclassification of leased equipment to Vessels	$19,190,776	$-	$-
Debt financing costs netted at funding	$520,800	$-	$-
Investment by noncontrolling interests	$885,593	$-	$-
Equipment purchased with remarketing liability	$68,147	$-	$-
Interest reserve net against principal repayment of note receivable	$206,250	$-	$-
Termination fee paid directly to lender by lessee to settle debt obligation	$-	$2,800,000	$-

See accompanying notes to consolidated financial statements.

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

Our principal investment objective is to obtain the maximum economic return from our investments for the benefit of our members. To achieve this objective, we: (i) acquired a diversified portfolio by making investments in leases, notes receivable and other financing transactions; (ii) paid monthly distributions, at our Manager’s (as defined below) discretion, to our members commencing the month after each member’s admission to the LLC; (iii) reinvested substantially all undistributed cash from operations and cash from sales of equipment and other financing transactions during the operating period; and (iv) will dispose of our remaining investments and distribute the excess cash from such dispositions to our members during the liquidation period.

Our Manager is ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (the “Manager”). Our Manager manages and controls our business affairs, including, but not limited to, the equipment leases and other financing transactions we enter into. Additionally, our Manager has a 1% interest in our profits, losses, distributions and liquidation proceeds.

Our offering period began on May 7, 2007 and ended on April 30, 2009. We offered shares of limited liability company interests (the “Shares”) with the intention of raising up to $410,800,000 of capital, consisting of 400,000 Shares at a purchase price of $1,000 per Share and an additional 12,000 Shares, which were reserved for issuance pursuant to our distribution reinvestment plan. The distribution reinvestment plan allowed investors to purchase additional Shares with distributions received from us and/or certain other funds managed by our Manager at a discounted share price of $900. We had our initial closing on May 25, 2007, the date on which we raised $1,200,000 and admitted investors that purchased Shares. Through April 30, 2009, we sold approximately 348,826 Shares, including approximately 11,393 Shares issued in connection with our distribution reinvestment plan, representing $347,686,947 of capital contributions. Through December 31, 2014, 491 Shares have been repurchased pursuant to our repurchase plan.

Our operating period began on May 1, 2009 and ended on April 30, 2014. Effective May 1, 2014, we commenced our liquidation period. During our liquidation period, we have paid and will continue to pay distributions in accordance with the terms of our limited liability company agreement (the “LLC Agreement”). We expect that distributions paid during the liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments.

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

December 31, 2014

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

We report noncontrolling interests as a separate component of consolidated equity and net income (loss) attributable to noncontrolling interest is included in consolidated net income (loss). The attribution of net income (loss) and comprehensive income (loss) between controlling and noncontrolling interests is disclosed on the accompanying consolidated statements of comprehensive income (loss).

Net income (loss) attributable to us per weighted average additional Share outstanding is based upon the weighted average number of additional Shares outstanding during the year.

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

Restricted Cash

Cash that is restricted from use in operations is generally classified as restricted cash. Classification of changes in restricted cash within the consolidated statements of cash flows depends on the predominant source of the related cash flows. For the year ended December 31, 2014, the predominant cash inflows into restricted cash were related to cash contributions restricted for the purpose of maintaining certain minimum cash reserves pursuant to a provision in the non-recourse long-term debt agreement. For the year ended December 31, 2013, the predominant cash outflow from restricted cash was related to the release of previously restricted cash derived from interest income receipts to pay down certain non-recourse long-term debt. Restricted cash is presented within other non-current assets in our consolidated balance sheets. As a result, changes in restricted cash were classified within net cash provided by investing activities and operating activities for the year ended December 31, 2014 and 2013, respectively.

Debt Financing Costs

Expenses associated with the incurrence of debt are capitalized and amortized to interest expense over the term of the debt instrument using the effective interest rate method.  These costs are included in other current and other non-current assets.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight-line basis over the lease term, which typically ranges from 2 to 9 years, to the asset’s residual value.

Our Manager has an investment committee that approves each new equipment lease and other financing transaction.  As part of its process, the investment committee determines the estimated residual value, if any, to be used once the investment has

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

been approved. The factors considered in determining the estimated residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with our impairment review policy.

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

Depreciation

We record depreciation expense on equipment when the lease is classified as an operating lease and vessel.  In order to calculate depreciation, we first determine the depreciable base, which is the equipment cost less the estimated residual value at lease termination.  Depreciation expense is recorded on a straight-line basis over the lease term.

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value.  If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in our consolidated statements of comprehensive income (loss) in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying asset is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and we do not recover our residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified as either a finance lease or an operating lease, based upon the terms of each lease.  The estimated residual value is a critical component and can directly influence the determination of whether a lease is classified as an operating or a finance lease.

For finance leases, we capitalize, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease, less unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

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

Operating Vessels

For time charters, the vessels are stated at cost less accumulated depreciation.  Expenditures subsequent to the acquisition of such vessels for conversions and major improvements are capitalized when such expenditures appreciably extend the life, increase the earning capacity or improve the efficiency or safety of such vessels. We recognize revenue ratably over the period of such charters.  Vessel operating expenses, repairs and maintenance are charged to expense as incurred and are included in vessel operating expenses in our consolidated statements of comprehensive income (loss).

Notes Receivable and Revenue Recognition

Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate the loans, net of any unamortized premiums or discounts on purchased loans. We use the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment. Unearned income, discounts and premiums are amortized to finance income in our consolidated statements of comprehensive income (loss) using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our consolidated balance sheets. Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income in our consolidated statements of comprehensive income (loss). Our notes receivable may contain a paid-in-kind (“PIK”) interest provision. Any PIK interest, if deemed collectible, will be added to the principal balance of the note receivable and is recorded as finance income.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

Our Manager monitors the ongoing credit quality of our financing receivables by (i) reviewing and analyzing a borrower’s financial performance on a regular basis, including review of financial statements received on a monthly, quarterly or annual basis as prescribed in the loan or lease agreement, (ii) tracking the relevant credit metrics of each financing receivable and a borrower’s compliance with financial and non-financial covenants, (iii) monitoring a borrower’s payment history and public credit rating, if available, and (iv) assessing our exposure based on the current investment mix. As part of the monitoring process, our Manager may physically inspect the collateral or a borrower’s facility and meet with a borrower’s management to better understand such borrower’s financial performance and its future plans on an as-needed basis.

As our financing receivables, generally notes receivable and finance leases, are limited in number, our Manager is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics. Our Manager does not use a system of assigning internal risk ratings to each of our financing receivables. Rather, each financing receivable is analyzed quarterly and categorized as either performing or non-performing based on certain factors including, but not limited to, financial results, satisfying scheduled payments and compliance with financial covenants. A financing receivable is usually categorized as non-performing only when a borrower experiences financial difficulties and has failed to make scheduled payments. Our Manager then analyzes whether the financing receivable should be placed on a non-accrual status, a credit loss reserve should be established or the financing receivable should be restructured. As part of the assessment, updated collateral value is usually considered and such collateral value can be based on a third party industry expert appraisal or, depending on the type of collateral and accessibility to relevant published guides or market sales data, internally derived fair value. Material events would be specifically disclosed in the discussion of each financing receivable held.

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

December 31, 2014

financing receivables is not in doubt, interest income is recognized on a cash basis. Financing receivables in non-accrual status may not be restored to accrual status until all delinquent payments have been received, and we believe recovery of the remaining unpaid receivable is probable.

When our Manager deems it is probable that we will not be able to collect all contractual principal and interest on a non-performing financing receivable, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the financing receivable, and/or the collateral value of the asset underlying the financing receivable when financing receivable repayment is collateral dependent. If it is determined that the impaired value of the non-performing financing receivable is less than the net carrying value, we will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings.  We then charge off a financing receivable in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of the financing receivable.

Initial Direct Costs

We capitalize initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. We paid acquisition fees through the end of our operating period to our Manager of 3% of the purchase price of the investment made by or on our behalf, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the long-lived asset over the amount of the investment, if any.  The costs of each transaction are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in our consolidated statements of comprehensive income (loss). Costs related to leases or other financing transactions that are not consummated are expensed.

Foreign Currency Translation

Assets and liabilities having non-U.S. dollar functional currencies are translated at month-end exchange rates. Contributed capital accounts are translated at the historical rate of exchange when the capital was contributed or distributed. Revenues, expenses and cash flow items are translated at the weighted average exchange rate for the period. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) (“AOCI”) in our consolidated balance sheets.

Warrants

Warrants held by us are not registered for public sale and are revalued on a quarterly basis.  The revaluation of warrants is calculated using the Black-Scholes-Merton option pricing model.  The assumptions utilized in the Black-Scholes-Merton option pricing model include share price, strike price, expiration date, risk-free rate and the volatility percentage.  The change in the fair value of warrants is recognized as a component of loss (gain) on derivative financial instruments in the consolidated statements of comprehensive income (loss).

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

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

Income Taxes

We are taxed as a partnership for federal and state income tax purposes.  Therefore, no provision for federal and state income taxes has been recorded since the liability for such taxes is the responsibility of each of the individual members rather than our business as a whole.  We are potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on the taxable income of any active trade or business carried on in New York City.  The UBT is imposed for each taxable year at a rate of approximately 4% of taxable income that is allocable to New York City.  Our federal, state and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the applicable taxing authorities.  All penalties and interest associated with income taxes are included in general and administrative expense on the consolidated statements of comprehensive income (loss).  Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  We did not have any material liabilities recorded related to uncertain tax positions nor did we have any unrecognized tax benefits as of the periods presented herein.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of credit loss reserves, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

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

In January 2015, FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items.  The adoption of ASU 2015-01 becomes effective for us on January 1, 2016, including interim periods within that reporting period.  Early adoption is permitted.  The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

In February 2015, FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis (“ASU 2015-02”), which modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis by reducing the frequency of application of related party guidance and excluding certain fees in the primary beneficiary determination. The adoption of ASU 2015-02 becomes effective for us on January 1, 2016. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

 (3)      Net Investment in Notes Receivable

As of December 31, 2014 and 2013, we had net investment in notes receivable on non-accrual status of $966,359 and $0, respectively, and no net investment in notes receivable that was past due 90 days or more and still accruing.

Net investment in notes receivable consisted of the following:

	December 31,
	2014	2013
Principal outstanding (1)	$59,474,788	$45,166,973
Initial direct costs	522,261	2,043,505
Deferred fees	(645,053)	(841,262)
Credit loss reserve (2)	(631,986)	-
Net investment in notes receivable (3)	58,720,010	46,369,216
Less: current portion of net investment in notes receivable	6,482,004	13,145,322
Net investment in notes receivable, less current portion	$52,238,006	$33,223,894

(1) As of December 31, 2014, total principal outstanding related to our impaired loan was $1,598,345. We had no impaired loans as of December 31, 2013.
(2) As of December 31, 2014, the credit loss reserve of $631,986 was related to VAS (defined below).
(3) As of December 31, 2014, net investment in notes receivable related to our impaired loan was $966,359.

On June 29, 2009, we and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), an entity also managed by our Manager, entered into a joint venture for the purpose of making secured term loans in the aggregate amount of $20,000,000 to INOVA Rentals Corporation (f/k/a ARAM Rentals Corporation) and INOVA Seismic Rentals Inc. (f/k/a ARAM Seismic Rentals Inc.) (collectively, the “INOVA Borrowers”), which were scheduled to mature on August 1, 2014. In 2011, we exchanged our 52.09% ownership interest in the joint venture for our proportionate share of the notes receivable owned by the joint venture, which was subsequently deconsolidated and then terminated. The loans bore interest at 15% per year and were secured by first priority security interest in all analog seismic system equipment owned by the INOVA Borrowers, among other collateral. On January 31, 2014, the INOVA Borrowers satisfied their obligation in connection with these loans by making a prepayment of approximately $1,672,000. No material gain or loss was recorded as a result of this transaction.

On December 23, 2009, a joint venture owned by us and Fund Fourteen made a secured term loan to Quattro Plant Limited (“Quattro Plant”) in the amount of £5,800,000 (approximately $9,462,000) as part of a £24,800,000 secured term loan facility. In 2011, we exchanged our 49.13% ownership interest in the joint venture for an assignment of our proportionate share of future cash flows of the note receivable owned by the joint venture. Upon completion of the exchange, the joint venture was deconsolidated and then terminated. The loan bore interest at 20% per year and was secured by a second priority interest in all of Quattro Plant’s rail support construction equipment, among other collateral. On October 16, 2012, Quattro Plant extended the term of its loan facility to February 28, 2013. On November 14, 2012, Quattro Plant satisfied its obligation in connection with its loan by making a prepayment of approximately $872,000. No material gain or loss was recorded as a result of this transaction.

On June 30, 2010, we made two secured term loans in the aggregate amount of $9,600,000, one to Ocean Navigation 5 Co. Ltd. and one to Ocean Navigation 6 Co. Ltd. (collectively, “Ocean Navigation”), as part of a $96,000,000 term loan facility. The loans were funded between July 2010 and September 2010 and proceeds from the facility were used by Ocean Navigation to purchase two aframax tanker vessels, the Shah Deniz and the Absheron. The loans bore interest at 15.25% per year and were for a period of six years maturing between July and September 2016. The loans were secured by a second priority security

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

interest in the vessels. On April 15, 2014, we sold all our interest in the loans with Ocean Navigation to Garanti Bank International, N.V. for $9,600,000. As a result, we wrote off the remaining initial direct costs associated with the notes receivable of approximately $455,000 as a charge against finance income.

On September 1, 2010, we made a secured term loan to EMS Enterprise Holdings, LLC, EMS Holdings II, LLC, EMS Engineered Materials Solutions, LLC, EMS CUP, LLC and EMS EUROPE, LLC (collectively, “EMS”) in the amount of $3,200,000. The loan bore interest at 13% per year and was scheduled to mature on September 1, 2014. The loan was secured by a first priority security interest in metal cladding and production equipment. On September 3, 2013, EMS satisfied their obligation in connection with the loan by making a prepayment of approximately $1,423,000, comprised of all outstanding principal, accrued and unpaid interest, and prepayment fees of $72,500. As a result, we recognized additional finance income of approximately $72,000.

On September 24, 2010, we made a secured term loan in the amount of $9,750,000 to Northern Crane Services, Inc. (“Northern Crane”) as part of a $150,000,000 term loan facility. The loan bore interest at 15.75% per year and was for a period of 54 months. The loan was secured by a first priority security interest in lifting and transportation equipment. On May 22, 2012, Northern Crane satisfied its obligations in connection with the loan by making a prepayment of approximately $7,955,000, which included a prepayment fee of approximately $227,000 that was recognized as additional finance income.

On December 23, 2010, a joint venture owned 52.75% by us, 12.25% by ICON Income Fund Ten Liquidating Trust (formerly known as ICON Income Fund Ten, LLC) (the “Fund Ten Liquidating Trust”), an entity in which our Manager acts as  Managing Trustee, and 35% by ICON Leasing Fund Eleven, LLC (“Fund Eleven”), an entity also managed by our Manger, restructured four promissory notes issued by affiliates of Northern Leasing Systems, Inc. (collectively, “Northern Leasing”) by extending each note’s term through February 15, 2013 and increasing each note’s interest rate by 1.50% to rates ranging from 9.47% to 9.90% per year.  In 2011, we exchanged our ownership interest in the joint venture for our proportionate share of the notes receivable owned by the joint venture.  Upon completion of the exchange, the joint venture was deconsolidated and then terminated. On May 2, 2012, Northern Leasing satisfied their obligations in connection with the promissory notes by making a prepayment of approximately $5,018,000.

On February 3, 2012, we made a secured term loan in the amount of $13,593,750 to subsidiaries of Revstone Transportation, LLC (collectively, “Revstone”) as part of a $37,000,000 term loan facility. The loan bore interest at 15% per year and was for a period of 60 months. The loan was secured by a first priority security interest in all of Revstone’s assets, including a mortgage on real property. In addition, we agreed to make a secured capital expenditure loan (the “CapEx Loan”) to Revstone. Between April and October 2012, Revstone borrowed approximately $514,000 in connection with the CapEx Loan. The CapEx Loan bore interest at 17% per year and was scheduled to mature on March 1, 2017. The CapEx Loan was secured by a first priority security interest in automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in the term loan collateral. On November 15, 2012, Revstone satisfied its obligations in connection with the term loan and the CapEx Loan by making a prepayment of approximately $13,993,000, which included a prepayment fee  of approximately $660,000 that was recognized as additional finance income.

On February 29, 2012, we made a secured term loan in the amount of $2,000,000 to VAS Aero Services, LLC (“VAS”) as part of a $42,755,000 term loan facility.  The loan bore interest at variable rates ranging between 12% and 14.5% per year and matured on October 6, 2014. The loan was secured by a second priority security interest in all of VAS’s assets. During 2014, VAS experienced financial hardship resulting in its failure to make the final monthly payment under the loan as well as the balloon payment due on the maturity date. Our Manager engaged in discussions with VAS, VAS’s owners, the senior creditor and other second lien creditors in order to put in place a viable restructuring or refinancing plan. In December 2014, this specific plan to restructure or refinance fell through. While discussions on other options are still ongoing, our Manager determined that we should record a credit loss reserve based on an estimated liquidation value of VAS’s inventory and accounts receivable.  As a result, the loan was placed on non-accrual status and a credit loss reserve of approximately $632,000 was recorded during the year ended December 31, 2014 based on our pro-rata share of the liquidation value of the collateral. The value of the collateral was based on a third-party appraisal using a sales comparison approach. As of December 31, 2014, the remaining balance of the loan was approximately $966,000. Finance income recognized on the loan prior to recording the credit loss reserve was approximately $198,000 for the year ended December 31, 2014. No finance income was recognized since the date the loan was considered impaired.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

On July 24, 2012, we made a secured term loan in the amount of $500,000 to affiliates of Frontier Oilfield Services, Inc. (collectively, “Frontier”) as part of a $5,000,000 term loan facility. The loan bore interest at 14% per year and was for a period of 66 months. The loan was secured by, among other things, a first priority security interest in Frontier’s saltwater disposal wells and related equipment and a second priority security interest in Frontier’s other assets, including real estate, machinery and accounts receivable. On October 11, 2013, Frontier made a partial prepayment of approximately $87,000, which included a prepayment fee of approximately $9,000 that was recognized as additional finance income. On December 30, 2014, we sold all of our interest in the loan to Frontier Expansion and Development, LLC for $375,000. As a result, we recognized a loss and wrote off the remaining initial direct costs associated with the notes receivable totaling approximately $62,000 as a charge against finance income.

On September 10, 2012, we made a secured term loan in the amount of $4,080,000 to Superior Tube Company, Inc. and Tubes Holdco Limited (collectively, “Superior”) as part of a $17,000,000 term loan facility.  The loan bore interest at 12% per year and was for a period of 60 months.  The loan was secured by, among other things, a first priority security interest in Superior’s assets, including tube manufacturing and related equipment and a mortgage on real property, and a second priority security interest in Superior’s accounts receivable and inventory. On January 30, 2015, Superior satisfied its obligations in connection with the loan by making a prepayment of approximately $4,191,000, comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $122,000.

On November 28, 2012, we made a secured term loan in the amount of $4,050,000 to SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC (collectively, “SAE”) as part of a $80,000,000 term loan facility.  The loan bore interest at 13.5% per year and was for a period of 48 months.  The loan was secured by, among other things, a first priority security interest in all the existing and thereafter acquired assets, including seismic testing equipment, of SAE and its parent company, SAExploration Holdings, Inc. (“SAE Holdings”), and a pledge of all the equity interests in SAE and SAE Holdings.  In addition, we acquired warrants, exercisable until December 5, 2022, to purchase 0.051% of the outstanding common stock of SAE Holdings. On October 31, 2013, we entered into an amendment to the loan agreement with SAE to amend certain provisions and covenant ratios. As a result of the amendment, we received an amendment fee of approximately $31,000. On July 2, 2014, SAE satisfied its obligation in connection with the loan by making a prepayment of approximately $4,592,000, comprised of all outstanding principal, accrued interest and prepayment fees of approximately $449,000. The prepayment fees were recognized as additional finance income.

On February 12, 2013, we made a secured term loan in the amount of $2,700,000 to NTS Communications, Inc. and certain of its affiliates (collectively, “NTS”) as part of a $6,000,000 facility.  On March 28, 2013, NTS borrowed $765,000 and on June 27, 2013, NTS drew down the remaining $1,935,000 from the facility. The loan bore interest at 12.75% per year and was scheduled to mature on July 1, 2017. The loan was secured by a first priority security interest in all equipment and assets of NTS. On June 6, 2014, NTS satisfied their obligations in connection with the loan by making a prepayment of approximately $2,701,000, comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $103,000. The prepayment fee was recognized as additional finance income.

On April 5, 2013, we made a secured term loan in the amount of $3,870,000 to Lubricating Specialties Company (“LSC”) as part of an $18,000,000 facility. The loan bears interest at 13.5% per year and matures on August 1, 2018.  The loan is secured by, among other things, a second priority security interest in LSC’s liquid storage tanks, blending lines, packaging equipment, accounts receivable and inventory.  On December 11, 2013, LSC made a partial prepayment of approximately $1,355,000, which included a prepayment fee of approximately $65,000 that was recognized as additional finance income.

On September 16, 2013, we made a secured term loan in the amount of $11,000,000 to Cenveo Corporation (“Cenveo”). The loan bears interest at the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus 11.0% per year and is for a period of 60 months. The loan is secured by a first priority security interest in specific equipment used to produce, print, fold, and package printed commercial envelopes. On July 7, 2014, Cenveo made a partial prepayment of approximately $1,112,000 in connection with the loan, which included a net prepayment fee of approximately $12,000.

On November 26, 2013, we, ICON ECI Fund Fifteen, L.P (“Fund Fifteen”), an entity also managed by our Manager, and a third-party creditor made a superpriority, secured term loan in the amount of $30,000,000 to Green Field Energy Services, Inc. and its affiliates (collectively, “Green Field”), of which our share was $7,500,000. The loan bore interest at LIBOR plus 10%

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

per year and was scheduled to mature on August 26, 2014. The loan was secured by a superpriority security interest in all of Green Field’s assets. On March 18, 2014, Green Field satisfied its obligation in connection with the loan by making a prepayment of approximately $7,458,000, comprised of all outstanding principal and accrued interest. No material gain or loss was recorded as a result of this transaction.

On June 17, 2014, we and Fund Fourteen entered into a secured term loan credit facility agreement with SeaChange Projects LLC (“SeaChange”) to provide a credit facility of up to $7,000,000, of which our commitment was $6,300,000. On June 20, 2014 and August 20, 2014, we funded $4,050,000 and $2,250,000, respectively. The facility was used to partially finance SeaChange’s acquisition and conversion of a containership vessel to meet certain time charter specifications of the Military Sealift Command of the Department of the United States Navy. The facility bore interest at 13.25% per year and was scheduled to mature on February 15, 2018. The facility was secured by, among other things, a first priority security interest in and earnings from the vessel and the equity interests of SeaChange. Due to SeaChange’s inability to meet certain requirements of the Department of the United States Navy, which resulted in the cancellation of the time charter, SeaChange was required to repay all outstanding principal and accrued interest under the facility in accordance with the loan agreement. On September 24, 2014, SeaChange satisfied its obligation by making a prepayment of approximately $6,476,000, comprised of all outstanding principal and accrued interest.

On July 14, 2014, we, Fund Fourteen and Fund Fifteen (collectively, “ICON”) entered into a secured term loan credit facility agreement with two affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”) to provide a credit facility of up to $29,000,000 (the “ICON Loan”), of which our commitment of $21,750,000 was funded on August 27, 2014 (the “TMA Initial Closing Date”). The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at LIBOR, subject to a 1% floor, plus a margin of 17%.  Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. On November 24, 2014, ICON entered into an amended and restated senior secured term loan credit facility agreement with TMA pursuant to which an unaffiliated third party agreed to provide a senior secured term loan in the amount of up to $89,000,000 (the “Senior Loan”) in addition to the ICON Loan (collectively, the “TMA Facility”) to acquire two additional vessels. The TMA Facility has a term of five years from the TMA Initial Closing Date. As a result of the amendment, the margin for the ICON Loan increased to 15% and repayment of the ICON Loan became subordinated to the repayment of the Senior Loan. The TMA Facility is secured by, among other things, a first priority security interest in the four vessels and TMA’s right to the collection of hire with respect to earnings from the sub-charterer related to the four vessels. The amendment qualified as a new loan and therefore, we wrote off the initial direct costs and deferred revenue associated with the ICON Loan of approximately $674,000 as a charge against finance income.

On September 24, 2014, we, Fund Fourteen, Fund Fifteen and ICON ECI Fund Sixteen (“Fund Sixteen”), an entity also managed by our Manager, entered into a secured term loan credit facility agreement with Premier Trailer Leasing, Inc. (“Premier Trailer”) to provide a credit facility of up to $20,000,000, of which our commitment of $10,000,000 was funded on such date. The loan bears interest at LIBOR, subject to a 1% floor, plus 9% per year and is for a period of six years. The loan is secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer.

On November 13, 2014, we and Fund Fourteen made secured term loans in the aggregate amount of $15,000,000 to NARL Marketing Inc. and certain of its affiliates (collectively, “NARL”) as a part of a $30,000,000 senior secured term loan credit facility, of which our commitment was $12,000,000. The loan bears interest at 10.75% per year and is for a period of three years. The loan is secured by a first priority security interest in all of NARL’s existing and thereafter acquired assets including, but not limited to, its retail and wholesale fuel equipment, including pumps and storage tanks, and a mortgage on certain real properties.

Credit loss allowance activities for the years ended December 31, 2014, 2013 and 2012 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2011	$674,000
Provisions	(345,000)
Write-offs, net of recoveries	(329,000)
Allowance for credit loss as of December 31, 2012	$-
Provisions	-
Write-offs, net of recoveries	-
Allowance for credit loss as of December 31, 2013	$-
Provisions	631,986
Write-offs, net of recoveries	-
Allowance for credit loss as of December 31, 2014	$631,986

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

 (4)      Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	December 31,
	2014	2013
Minimum rents receivable	$95,179,750	$112,689,818
Estimated unguaranteed residual values	7,988,228	13,963,091
Initial direct costs	1,878,164	2,125,567
Unearned income	(30,760,420)	(26,866,001)
Net investment in finance leases	74,285,722	101,912,475
Less: current portion of net investment in finance leases	12,142,423	11,876,248
Net investment in finance leases, less current portion	$62,143,299	$90,036,227

Telecommunications Equipment

From July 15, 2010 through March 31, 2011, we purchased telecommunications equipment for approximately $5,029,000 and simultaneously leased the equipment to Broadview Networks Holdings, Inc. and Broadview Networks Inc. (collectively, “Broadview”). The base term of the four leases was for a period of 36 months, which commenced between August 1, 2010 and April 1, 2011. On August 22, 2012, Broadview commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court in the Southern District of New York.  On November 14, 2012, Broadview completed a prepackaged restructuring, emerged from bankruptcy and affirmed all of our leases. During 2013, upon the expiration of three leases, Broadview purchased telecommunications equipment subject to the leases from us for an aggregate purchase price of $460,725. On March 31, 2014, upon the expiration of the fourth lease, Broadview purchased telecommunications equipment subject to the lease from us for $293,090. No gain or loss was recorded as a result of these sales.

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

Marine Vessels

During 2009, we purchased three barges, the Leighton Mynx, the Leighton Stealth and the Leighton Eclipse, and a pipelay barge, the Leighton Faulkner (collectively, the “Leighton Vessels”), and simultaneously leased the Leighton Vessels to an

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

affiliate of Leighton Offshore Pte. Ltd. (“Leighton”) for a period of 96 months that was scheduled to expire between June 2017 and January 2018.

On May 16, 2013, Leighton provided notice to us that it was exercising its purchase options on the Leighton Vessels. On August 23, 2013, Leighton, in accordance with the terms of a bareboat charter scheduled to expire on June 25, 2017, exercised its option to purchase the Leighton Mynx from us for $25,832,445, including payment of swap-related expenses of $254,719. In addition, Leighton paid all break costs and legal fees incurred by us with respect to the sale of the Leighton Mynx. As a result of the termination of the lease and the sale of the vessel, we recognized additional finance income of approximately $562,000. A portion of the proceeds from the sale of the Leighton Mynx were used to repay Leighton’s seller’s credits of $7,335,000 related to our original purchase of the barge as well as to satisfy third-party non-recourse debts related to the barge by making a payment of approximately $13,291,000. As part of the repayment, the interest rate swaps related to the debts were terminated and a loss on derivative financial instruments of approximately $211,000 was recognized. On April 3, 2014, Leighton, in accordance with the terms of three bareboat charters scheduled to expire between 2017 and 2018, exercised its options and purchased the three remaining Leighton Vessels from us for an aggregate price of $155,220,900, including payment of swap-related expenses of $720,900. As a result of the termination of the leases and the sale of the three remaining Leighton Vessels, we recognized additional finance income of approximately $57,248,000. A portion of the aggregate purchase price due from the exercise of the purchase option was used to satisfy the Leighton seller’s credits of $47,421,000 related to our original purchase of the three Leighton Vessels as well as to satisfy our non-recourse debt obligations with Standard Chartered Bank (“Standard Chartered”) of approximately $38,426,000.

On July 2, 2013, Lily Shipping Ltd. (“Lily Shipping”), in accordance with the terms of a bareboat charter scheduled to expire on October 29, 2014, exercised its option to purchase the product tanker, the Ocean Princess, from us for $5,790,000. In addition, we collected the charter hire of $553,500 for the period July 1, 2013 through November 1, 2013. As a result of the termination of the lease and the sale of the product tanker, we recognized additional finance income of approximately $116,000, comprised of a gain on lease termination of approximately $554,000 and a loss on sale of assets of approximately $438,000. A portion of the proceeds from the sale of the vessel were used to repay Lily Shipping a seller’s credit of approximately $4,300,000 related to our original purchase of the vessel.

On March 21, 2014, a joint venture owned 75% by us, 12.5% by Fund Fifteen and 12.5% by Fund Fourteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two LPG tanker vessels, the SIVA Coral and the SIVA Pearl (collectively, the “SIVA Vessels”), from Siva Global Ships Limited (“Siva Global”) for an aggregate purchase price of $41,600,000. The SIVA Coral and the SIVA Pearl were delivered on March 28, 2014 and April 8, 2014, respectively. The SIVA Vessels were bareboat chartered to an affiliate of Siva Global for a period of eight years upon the delivery of each respective vessel. The SIVA Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan from DVB Group Merchant Bank (Asia) Ltd. (“DVB”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit.

Gas Compressors

On July 15, 2011, a joint venture owned 49.54% by us, 40.53% by Fund Fourteen and 9.93% by Hardwood Partners, LLC (“Hardwood”) amended the master lease agreement with Atlas Pipeline Mid-Continent, LLC (“APMC”), an affiliate of Atlas Pipeline Partners, L.P., requiring APMC to purchase eight gas compressors it leased from the joint venture upon lease termination. The joint venture received an amendment fee of $500,000 and the leases were reclassified from operating leases to finance leases. On September 14, 2011, the joint venture financed future receivables related to the leases by entering into a non-recourse loan agreement with Wells Fargo Equipment Finance, Inc. (“Wells Fargo”) in the amount of approximately $10,628,000.  Wells Fargo received a first priority security interest in the gas compressors, among other collateral.  The loan bore interest at 4.08% per year and was scheduled to mature on September 1, 2013. On May 30, 2013, the joint venture, in accordance with the terms of the lease, sold the eight gas compressors to APMC for $7,500,000. As a result, we recognized a gain on sale of approximately $384,000. Simultaneously with the sale, the joint venture prepaid and satisfied its non-recourse debt obligation with Wells Fargo, secured by the gas compressors, for $7,500,000. As a result, we recognized a loss on extinguishment of debt of approximately $86,000, which is included in interest expense on the consolidated statements of comprehensive income (loss).

Coal Drag Line

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

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

Mining Equipment

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

Trucks and Trailers

On March 28, 2014, a joint venture owned 60% by us, 27.5% by Fund Fifteen and 12.5% by Fund Sixteen purchased trucks, trailers and other equipment from subsidiaries of D&T Holdings, LLC (“D&T”) for $12,200,000. Simultaneously, the trucks, trailers and other equipment were leased to D&T and its subsidiaries for 57 months. On September 15, 2014, the lease agreement with D&T was amended to allow D&T to increase its capital expenditure limit. In consideration for agreeing to such increase, lease payments of approximately $1,500,000 that were scheduled to be paid in 2018 were paid by October 31, 2014.  In addition, the joint venture received an amendment fee of $100,000, which will be recognized as finance income throughout the remaining lease term.

Non-cancelable minimum annual amounts due on investment in finance leases over the next five years were as follows at December 31, 2014:

Years Ending December 31,
2015	$18,834,985
2016	13,685,766
2017	13,633,116
2018	8,319,333
2019	4,270,500
Thereafter	36,436,050
$95,179,750

 (5)      Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	December 31,
	2014	2013
Offshore oil field services equipment	$43,973,698	$54,383,809
Marine - container vessels	40,350,587	39,671,485
Mining equipment	6,858,074	-
Leased equipment at cost	91,182,359	94,055,294
Less: accumulated depreciation	18,430,584	38,848,729
Leased equipment at cost, less accumulated depreciation	$72,751,775	$55,206,565

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

Depreciation expense was $7,127,975, $29,824,603 and $40,560,520 for the years ended December 31, 2014, 2013 and 2012, respectively. Included in depreciation expense for the year ended December 31, 2014 was $1,286,547 related to the Aegean Express and the Arabian Express, which are classified as vessels on our consolidated balance sheets.

Marine Vessels and Equipment

On June 25, 2009, we purchased marine diving equipment from Swiber Engineering Ltd. (“Swiber”) for $10,000,000. Simultaneously, we entered into a 60-month lease with Swiber, which commenced on July 1, 2009. Subsequent to the expiration of the lease, on November 14, 2014, we sold the diving equipment to a subsidiary of Swiber Holdings Limited (“Swiber Holdings”) for $4,000,000 net, after deducting the $2,000,000 seller’s credit owed to Swiber.

On May 22, 2013, we entered into a termination agreement with AET Inc. Limited (“AET”) whereby AET returned the aframax tanker, the Eagle Centaurus, to us prior to the scheduled charter termination date of November 13, 2013. AET paid an early termination fee of $1,400,000 and the balance of the charter hire through the end of the original charter term of approximately $1,487,000. On June 5, 2013, the Eagle Centaurus was sold to a third party for approximately $6,689,000. We recognized a net gain of approximately $197,000 from the transactions, comprised of a gain on lease termination of approximately $2,887,000 and a loss on sale of assets of approximately $2,690,000.

On August 6, 2013, we entered into a termination agreement with AET whereby AET returned the aframax tanker, the Eagle Auriga, to us prior to the scheduled charter termination date of November 14, 2013. AET paid an early termination fee of $1,400,000 and the balance of the charter hire through the end of the original charter term of approximately $1,505,000. On August 15, 2013, the Eagle Auriga was sold to a third party for approximately $5,579,000. We recognized a net gain of approximately $157,000 from the transactions, comprised of a gain on lease termination of approximately $2,905,000 and a loss on sale of assets of approximately $2,748,000.

On October 17, 2013, two joint ventures owned 64.3% by us and 35.7% by the Fund Ten Liquidating Trust entered into two termination agreements with AET whereby AET returned two aframax tankers, the Eagle Carina and the Eagle Corona, to us prior to the scheduled charter termination date of November 14, 2013 and paid early termination fees of $2,800,000. On November 7, 2013, the Eagle Carina and the Eagle Corona were sold to third parties for approximately $12,569,000. The joint ventures recognized total net gains of approximately $1,777,000 from the transactions, comprised of gains on lease terminations of approximately $3,034,000 and losses on sale of assets of approximately $1,257,000.

In connection with our annual impairment review for the year ended December 31, 2012, our Manager concluded that the carrying value of the Eagle Centaurus, the Eagle Auriga, the Eagle Carina and the Eagle Corona (collectively, the “Eagle Vessels”) was not recoverable and determined that an impairment existed. That determination was based on a forecast of undiscounted contractual cash flows for the remaining term of the lease and non-contractual cash flows based on a weighted average probability of alternate opportunities of re-leasing or disposing of Eagle Vessels.  Projected future scrap rates were a critical component of that analysis as well as negotiated rates related to re-leasing the Eagle Vessels.  Based on our Manager’s review of the Eagle Vessels, the net book value of the Eagle Vessels exceeded the estimated undiscounted cash flows and exceeded the fair value and, as a result, we recognized an impairment loss of approximately $35,296,000 for the year ended December 31, 2012.

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

In connection with our annual impairment review for the year ended December 31, 2013, our Manager concluded that the carrying values of two containership vessels, the Aegean Express and the Arabian Express, were not recoverable and determined that an impairment existed.  That determination was based on a forecast of undiscounted contractual cash flows for the remaining terms of the leases and non-contractual cash flows based on a weighted average probability of alternate opportunities of re-leasing or disposing of the two containership vessels.  Projected future scrap rates were a critical component of those analyses as well as negotiated rates related to re-leasing the two vessels.  Based on our Manager’s review, the net book

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

values of the Aegean Express and the Arabian Express exceeded the estimated undiscounted cash flows and exceeded the fair values and, as a result, we recognized an aggregate impairment loss of approximately $13,020,000 for the year ended December 31, 2013.

On April 1, 2014, the Aegean Express and the Arabian Express were returned to us in accordance with the terms of the leases. Upon redelivery, the bareboat charters were terminated and we assumed the underlying time charters for the vessels. As we assumed operational responsibility of the vessels, we simultaneously contracted with Fleet Ship Management Inc. (“Fleet Ship”) to manage the vessels on our behalf. Accordingly, these vessels have been reclassified to Vessels on our consolidated balance sheets. The time charters for the Aegean Express and the Arabian Express are scheduled to expire on June 9, 2015 and September 12, 2015, respectively.

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

Manufacturing Equipment

During 2008, ICON EAR, LLC (“ICON EAR”),  a joint venture owned 55% by us and 45% by Fund Eleven purchased and simultaneously leased semiconductor manufacturing equipment to Equipment Acquisition Resources, Inc. (“EAR”) for approximately $15,730,000, of which our share was approximately $8,651,000.  The lease term commenced on July 1, 2008 and was scheduled to expire on June 30, 2013.  As additional security for the lease, ICON EAR received mortgages on certain parcels of real property located in Jackson Hole, Wyoming.

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

Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 6, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against ICON EAR, thereby dismissing ICON EAR’s claims to the proceeds resulting from the sale of the EAR equipment. ICON EAR appealed this decision.  On September 16, 2013, the lower court’s ruling was affirmed by the Illinois Appellate Court.  On October 21, 2013, ICON EAR filed a Petition for Leave to Appeal with the Supreme Court of Illinois appealing the decision of the Illinois Appellate Court, which petition was denied on January 29, 2014.  The only remaining asset owned by ICON EAR at December 31, 2013 was real property with a carrying value of approximately $290,000, which

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

was included in other non-current assets within our consolidated balance sheets. During the year ended December 31, 2014, we recognized an impairment charge of approximately $70,000 based on the estimated fair value less cost to sell the real property. On December 24, 2014, ICON EAR sold the real property for $208,000. No material gain or loss was recorded as result of this sale.

On January 4, 2012, MWU Universal, Inc. (“MWU”) and certain of its subsidiaries satisfied their obligations relating to two of the three lease schedules.  On August 20, 2012, we sold the automotive manufacturing equipment subject to lease with LC Manufacturing, LLC, a wholly owned subsidiary of MWU (“LC Manufacturing”), and terminated warrants issued to us for aggregate proceeds of approximately $8,300,000.  As a result, based on our 93.67% ownership interest in ICON MW, LLC (“ICON MW”), our joint venture with Fund Eleven, we received proceeds in the amount of approximately $7,775,000 and recognized a loss on the sale of approximately $89,000. In addition, our Manager evaluated the collectability of the personal guaranty of a previous owner of LC Manufacturing and, based on the findings, ICON MW recorded a credit loss of approximately $5,411,000, of which our portion was approximately $5,068,000. In February 2013, we commenced an action against the guarantor, which is currently pending.

Mining Equipment

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

Aggregate annual minimum future rentals receivable from our non-cancelable leases related to our leased equipment at cost and vessels over the next five years consisted of the following at December 31, 2014:

Years Ending December 31,
2015	$17,614,404
2016	14,152,554
2017	7,918,291
2018	4,679,250
2019	4,641,000
Thereafter	20,553,000
$69,558,499

(6)      Investment in Joint Ventures

On March 29, 2011, ICON AET Holdings, LLC (“ICON AET Holdings”), a joint venture owned 25% by us and 75% by Fund Fourteen acquired two aframax tankers and two very large crude carriers (the “VLCCs”). Our contribution to the joint venture was approximately $12,166,000. The aframax tankers were each acquired for $13,000,000 and simultaneously bareboat chartered to AET for a period of three years. The VLCCs were each acquired for $72,000,000 and simultaneously bareboat chartered to AET for a period of 10 years. On April 14, 2014 and May 21, 2014, upon expiration of the leases with AET, the joint venture sold the aframax tankers, the Eagle Otome and the Eagle Subaru, to third-party purchasers for an aggregate price of approximately $14,822,000. As a result, the joint venture recognized an aggregate gain on sale of assets of approximately $2,200,000. Our share of such gain was approximately $550,000, which is included within income from investment in joint ventures on our consolidated statements of comprehensive income (loss).

Information as to the financial position of ICON AET Holdings is summarized as follows:

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

	Years Ended December 31,
	2014	2013
Non-current assets	$121,801,052	$149,113,722
Current liabilities	$26,714,977	$46,379,592
Non-current liabilities	$61,617,780	$75,505,128

Information as to the results of operations of ICON AET Holdings is summarized below:

	Years Ended December 31,
	2014	2013	2012
Revenue	$23,274,344	$25,673,722	$25,673,722
Net income	$6,180,849	$6,935,415	$1,261,383
Our share of net income	$1,545,212	$1,733,854	$315,346

On May 15, 2013, a joint venture owned 21% by us, 39% by Fund Eleven and 40% by Fund Fifteen purchased a portion of an approximately $208,000,000 subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. (“JAC”) from Standard Chartered. The aggregate purchase price for the joint venture’s portion of the subordinated facility was $28,462,500. The subordinated credit facility bears interest at rates ranging between 12.5% and 15.0% per year and matures in January 2021. The subordinated credit facility is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex. Our initial contribution to the joint venture was approximately $6,456,000.

On September 12, 2013, a joint venture owned by us, Fund Eleven and Fund Sixteen purchased mining equipment for approximately $15,107,000. The equipment is subject to a 24 month lease with Murray, which expires on September 30, 2015.  On December 1, 2013 and February 1, 2014, Fund Sixteen contributed capital of approximately $934,000 and $1,726,000, respectively, to the joint venture, inclusive of acquisition fees. Subsequent to Fund Sixteen’s second capital contribution, the joint venture is owned 13.2% us, 67% by Fund Eleven and 19.8% by Fund Sixteen. As a result, we received corresponding returns of capital.

On October 7, 2013, ICON Pliant, LLC (“ICON Pliant”), a joint venture owned 45% by us and 55% by Fund Eleven, upon the expiration of the lease with Pliant Corporation (“Pliant”), sold the plastic processing and printing equipment to Pliant for $7,000,000. Our share of the gain on sale of assets was approximately $1,100,000.

Information as to the results of operations of ICON Pliant is summarized below:

	Years Ended December 31,
	2014	2013	2012
Revenue	$-	$4,625,994	$2,972,925
Net income	$-	$2,444,639	$1,292,230
Our share of net income	$-	$1,100,088	$581,504

(7)      Non-Recourse Long-Term Debt

As of December 31, 2014 and 2013, we had the following non-recourse long-term debt:

	December 31,
Counterparty	2014	2013	Maturity	Rate
DVB Group Merchant Bank (Asia) Ltd.	$48,250,000	$-	2021-2022	5.04%-6.1225%
People's Capital and Leasing Corp.	5,916,785	-	2018	6.50%
NXT Capital, LLC	5,029,001	6,947,417	2018	7.50%
Standard Chartered Bank	-	41,025,017	2014-2015	5.58%-7.96%
BNP Paribas	-	7,398,549	2013-2014	3.85%-5.43%
Total non-recourse long-term debt	59,195,786	55,370,983
Less: current portion of non-recourse long-term debt	7,332,765	44,606,812
Total non-recourse long-term debt, less current portion	$51,863,021	$10,764,171

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease or loan, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of December 31, 2014, the total carrying value of assets subject to non-recourse long term debt was $107,226,456.

On May 30, 2013, simultaneously with the sale of eight gas compressors to APMC, our joint venture prepaid and satisfied its non-recourse debt obligations with Wells Fargo, secured by the gas compressors, for $7,500,000. As a result, we recognized a loss on extinguishment of debt of approximately $86,000, which is included in interest expense on the consolidated statements of comprehensive income (loss).

On June 3, 2013, the proceeds from the sale of the Eagle Centaurus were used to satisfy debt obligations of approximately $9,732,000 related to the Eagle Centaurus and the Eagle Auriga.

On June 24, 2013, we satisfied our non-recourse debt obligations with Nordea Bank Finland, PLC (“Nordea”) by making a payment of approximately $1,660,000. The debt obligation was associated with the product tanker subject to the bareboat charter with Lily Shipping which was sold on July 2, 2013.

On August 23, 2013, simultaneously with our sale of the Leighton Mynx to Leighton, we satisfied our related non-recourse debt obligations with Standard Chartered by making a payment of approximately $13,291,000. On April 3, 2014, a portion of the proceeds from the sale of the remaining three Leighton Vessels were used to satisfy our related non-recourse debt obligations with Standard Chartered of approximately $38,426,000

On October 31, 2013, we borrowed $7,150,000 of non-recourse long-term debt from NXT Capital, LLC (“NXT”) secured by our interest in the secured term loan to and collateral from Cenveo. The loan matures on October 1, 2018 and bears interest at LIBOR, subject to a 1% floor, plus 6.5% per year. As a result of the partial prepayment by Cenveo, on July 7, 2014 we partially paid down our non-recourse long-term debt with NXT by making a payment of approximately $703,000.

On November 6, 2013, we satisfied our non-recourse debt obligations associated with the Eagle Carina and the Eagle Corona with BNP Paribas by making a payment of approximately $6,470,000.

On March 4, 2014, a joint venture owned 60% by us, 15% by Fund Fourteen, 15% by Fund Fifteen and 10% by Fund Sixteen financed the acquisition of certain mining equipment that is on lease to Spurlock and its affiliates by entering into a non-recourse loan agreement with People’s Capital and Leasing Corp. (“People’s Capital”) in the amount of $7,500,000.  People’s Capital received a first priority security interest in such mining equipment. The loan bears interest at a rate of 6.5% per year and matures on February 1, 2018.

A joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen financed the acquisition of the SIVA Vessels by entering into a non-recourse loan agreement with DVB in the amount of $24,800,000.  The loan bears interest at a rate of 6.1225% per year and matures on March 25, 2022.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

On May 12, 2014, we satisfied our non-recourse debt obligations related to the Aegean Express and the Arabian Express by making a payment in the aggregate amount of approximately $6,000,000 to BNP Paribas.

A joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen financed the acquisition of an offshore supply vessel from Pacific Crest by entering into a non-recourse loan agreement with DVB in the amount of $26,000,000. The senior secured loan bears interest at a rate of 5.04% per year and matures on June 24, 2021.

As of December 31, 2014 and 2013, we had capitalized net debt financing costs of $786,841 and $487,512, respectively. For the years ended December 31, 2014, 2013 and 2012, we recognized additional interest expense of $617,069, $691,194 and $895,309, respectively, related to the amortization of debt financing costs.

As of December 31, 2014 and 2013, we had non-recourse long-term debt obligations of $59,195,786 and $55,370,983, respectively, with maturity dates ranging from February 1, 2018 to March 25, 2022, and interest rates ranging from 5.04% to 7.96% per year.

The aggregate maturities of non-recourse long-term debt over the next five years were as follows at December 31, 2014:

Years Ending December 31,
2015	$7,332,765
2016	7,421,139
2017	7,693,428
2018	6,433,454
2019	4,700,000
Thereafter	25,615,000
$59,195,786

At December 31, 2014, we were in compliance with all covenants related to our non-recourse long-term debt.

(8)      Revolving Line of Credit, Recourse

We entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit through March 31, 2015 of up to $10,000,000 (the “Facility”), which was secured by all of our assets not subject to a first priority lien. Amounts available under the Facility were subject to a borrowing base that was determined, subject to certain limitations, by the present value of future receivables under certain loans and lease agreements in which we had a beneficial interest.

The interest rate for general advances under the Facility was CB&T’s prime rate.  We could have elected to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year.  In all instances, borrowings under the Facility were subject to an interest rate floor of 4.0% per year.  In addition, we were obligated to pay an annualized 0.50% fee on unused commitments under the Facility. On February 28, 2014 and March 31, 2014, we drew down $3,000,000 and $7,000,000, respectively. On November 6, 2014, we repaid the $10,000,000.

On December 22, 2014, the Facility with CB&T was terminated.  There were no obligations outstanding as of the date of the termination.

(9)      Transactions with Related Parties

We pay or paid our Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals and other contractual payments recognized either directly by us or through our joint ventures and (ii) acquisition fees, through the end of the operating period, of 3% of the purchase price (including indebtedness incurred or assumed therewith) of, or the value of the long-lived assets secured by or subject to, each of our investments. Our Manager is not paid acquisition fees or management fees for additional investments initiated during the liquidation period, although management fees continue to be paid for investments that were part of our portfolio prior to the commencement of the liquidation period. In addition, our Manager is reimbursed for administrative expenses incurred in connection with our operations. Our Manager also has a 1% interest in our profits, losses, distributions and liquidation proceeds.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

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

We paid distributions to our Manager of $255,127, $262,158 and $339,749 for the years ended December 31, 2014, 2013 and 2012, respectively. Our Manager’s interest in our net income (loss) for the years ended December 31, 2014, 2013 and 2012 was $598,803, $(93,774) and $(280,097), respectively.

Fees and other expenses incurred by us to our Manager or its affiliates were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2014	2013	2012
ICON Capital, LLC	Manager	Acquisition fees (1)	$3,884,570	$1,975,062	$1,366,728
ICON Capital, LLC	Manager	Management fees (2)	1,918,023	3,247,710	4,569,168
ICON Capital, LLC	Manager	Administrative expense
		reimbursements (2)	4,785,387	2,284,264	2,857,713
			$10,587,980	$7,507,036	$8,793,609

(1) Amount capitalized and amortized to operations.
(2) Amount charged directly to operations.

At December 31, 2014 and 2013, we had a net payable due to our Manager and affiliates of $2,798,414 and $374,363, respectively, primarily related to administrative expense reimbursements. These administrative expense reimbursements in 2014 included approximately $2,100,000 of professional fees and other costs incurred in connection with our Manager’s proposed sale of our assets during our liquidation period. Our Manager may continue to incur additional professional fees and costs on our behalf as it continues to pursue the sale of our assets in one or more strategic transactions.

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

We recognize all derivative financial instruments as either assets or liabilities on our consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

changes in fair value of such instruments in AOCI, a component of equity on our consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

U.S. GAAP and relevant International Swaps and Derivatives Association, Inc. agreements permit a reporting entity that is a party to a master netting agreement to offset fair value amounts recognized for derivative instruments that have been offset under the same master netting agreement. We elected to present the fair value of derivative contracts on a gross basis on our consolidated balance sheets.

Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements on our variable non-recourse debt. Our strategy to accomplish these objectives is to match the projected future cash flows with the underlying debt service. Each interest rate swap involve the receipt of floating-rate interest payments from the counterparty in exchange for us making fixed-rate interest payments over the life of the agreement without exchange of the underlying notional amount.

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

As of December 31, 2014 , we no longer hold any derivative financial instruments. As of December 31, 2013, we had only warrants in an asset position that were not material to the consolidated financial statements; therefore, we consider the counterparty risk to be remote.

Credit Risk

Derivative contracts may contain credit risk-related contingent features that can trigger a termination event, such as maintaining specified financial ratios.  In the event that we would be required to settle our obligations under the derivative contracts as of December 31, 2013, the termination value was $821,875.

Non-designated Derivatives

As of December 31, 2013, we had one interest rate swap with Standard Chartered that was not designated and not qualifying as a cash flow hedge with a notional amount of $6,580,645. On April 1, 2014, this interest rate swap was terminated prior to its maturity date. The lessee to the transaction associated with this interest rate swap was responsible for all costs related to such termination.

Additionally, we held warrants for purposes other than hedging. On July 21, 2014, we exercised all of such warrants for cash consideration. All changes in the fair value of the interest rate swap not designated as a hedge and the warrants were recorded directly in earnings, which is included in loss (gain) on derivative financial instruments.

Our derivative financial instruments not designated as hedging instruments generated a loss (gain) on derivative financial instruments on our consolidated statements of comprehensive income (loss) for the years ended December 31, 2014, 2013, and 2012  of $(13,699), $(187,692) and $(2,814,366), respectively. The loss recorded for the year ended December 31, 2014  was comprised of a gain of $32,618 relating to interest rate swap contracts and a loss of $46,317 relating to warrants. The gain recorded for the year ended December 31, 2013  was comprised of gains of $180,323 relating to interest rate swap contracts and $7,369 relating to warrants. The gain recorded for the year ended December 31, 2012 was comprised of gains of $132,366 related to interest rate swaps contracts and $2,682,000 relating to warrants.

Designated Derivatives

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

As of December 31, 2013, we had four floating-to-fixed interest rate swaps, two with Standard Chartered and two with BNP Paribas, which were designated and qualifying as cash flow hedges with an aggregate notional amount of $41,405,424. On April 1, 2014, the two interest rate swaps with Standard Chartered were terminated prior to their maturity date. The lessee to the transaction associated with the interest rate swaps was responsible for all costs related to such termination. On April 24, 2014, the two interest rate swaps with BNP Paribas matured. As a result, $346,668 was reclassified from AOCI to interest expense and loss (gain) on derivative financial instruments during 2014.

For these derivatives, we record the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the consolidated statements of comprehensive income (loss) as the impact of the hedged transaction. During the years ended December 31, 2014, 2013, and 2012, we recorded approximately $3,400, $22,000 and $34,000, respectively, of hedge ineffectiveness in earnings, which is included in loss (gain) on derivative financial instruments. At December 31, 2014 and 2013, the total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was $0 and approximately $636,000, respectively.

The table below presents the fair value of our derivative financial instruments as well as their classification within our consolidated balance sheets as of December 31, 2014 and 2013:

	Asset Derivatives			Liability Derivatives
	Balance			Balance
	Sheet	2014	2013	Sheet	2014	2013
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
Derivatives designated
as hedging instruments:
				Derivative
				financial
Interest rate swaps		$-	$-	instruments	$-	$634,687

Derivatives not designated
as hedging instruments:
				Derivative
				financial
Interest rate swaps		$-	$-	instruments	$-	$175,018
	Other
	non-current
Warrants	assets	$-	$60,525		$-	$-

The table below presents the effect of our derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012:

					Location of	Amount of
					Loss	Loss
					Recognized	Recognized
		Amount of	Location of	Amount of	in Income	in Income
		Loss	Loss	Loss	on Derivatives	on Derivatives
		Recognized in	Reclassified	Reclassified	(Ineffective Portion	(Ineffective Portion
	Derivatives	AOCI on	from AOCI into	from AOCI into	and Amounts	and Amounts
	Designated as	Derivatives	Income	Income	Excluded from	Excluded from
Years Ended	Hedging	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
December 31,	Instruments	Portion)	Portion)*	Portion)	Testing)	Testing)
Loss (gain)
on derivative
	Interest rate		Interest		financial
2014	swaps	$(23,878)	expense	$(653,465)	instruments	$(3,431)

Loss (gain)
on derivative
	Interest rate		Interest		financial
2013	swaps	$(141,021)	expense	$(2,321,209)	instruments	$(21,684)

Loss (gain)
on derivative
	Interest rate		Interest		financial
2012	swaps	$(933,529)	expense	$(3,100,462)	instruments	$(33,552)

*For the year ended December 31, 2014, a loss in the amount of approximately $361,000 was reclassified into earnings as a loss on derivative financial instruments as a result of the discontinuance of two cash flow hedges because it was probable that the original forecasted transactions would not occur by the end of the originally specified time period or within the additional period of time. These two cash flow hedges related to the Leighton Eclipse and the Leighton Stealth, which were sold during 2014.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

(11)    Accumulated Other Comprehensive Income (Loss)

As of December 31, 2014 and 2013, we had AOCI of $0 and $(629,587), respectively. As of December 31, 2013, AOCI of $(629,587) was related to accumulated unrealized losses on derivative financial instruments.

For the year ended December 31, 2014, we reclassified approximately $347,000 from AOCI to interest expense and loss on derivative financial instruments due to the early termination of certain interest rate swap agreements. For the year ended December 31, 2013, we reclassified approximately $1,447,000 of accumulated loss on currency translation adjustments out of AOCI and into loss on disposition of asset of foreign investment within the consolidated statements of comprehensive income (loss).

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

December 31, 2014

The following table summarizes the valuation of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Warrants	$-	$-	$60,525	$60,525
Liabilities:
Interest rate swaps	$-	$809,705	$-	$809,705

Our derivative financial instruments, including interest rate swaps and warrants, were valued using models based on readily observable or unobservable market parameters for all substantial terms of our derivative financial instruments and were classified within Level 2 or Level 3. In accordance with U.S. GAAP, we used market prices and pricing models for fair value measurements of our derivative financial instruments.

Interest Rate Swaps

We utilized a model that incorporates common market pricing methods as well as underlying characteristics of the particular swap contract. Interest rate swaps were modeled by incorporating such inputs as the term to maturity, LIBOR swap curves, Overnight Index Swap (“OIS”) curves and the payment rate on the fixed portion of the interest rate swap. Such inputs were classified within Level 2. Thereafter, we compared third party quotations received to our own estimate of fair value to evaluate for reasonableness. The fair value of the interest rate swaps was recorded in derivative financial instruments within the consolidated balance sheets.

As of January 1, 2013, we made two significant, but related, changes to our derivatives valuation methodology: (1) changing from LIBOR-based discount factors to OIS-based discount factors; and (2) changing from a traditional LIBOR swap curve to a dual-curve including both the LIBOR swap curve and the OIS curve.  We made the changes to better align our inputs, assumptions, and pricing methodologies with those used in our principal market by most dealers and major market participants.  The change in valuation methodology was applied prospectively as a change in accounting estimate and was not material to our consolidated financial statements.

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

The fair value of the warrants was recorded in other non-current assets within the consolidated balance sheets. The realized loss upon exercise of the warrants and the unrealized loss or gain on the change in fair value of the warrants was recorded in loss (gain) on derivative financial instruments on the consolidated statements of comprehensive income (loss).

Assets Measured at Fair Value on a Nonrecurring Basis

We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements. The valuation of our financial assets, such as notes receivable or direct financing leases, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral. Our non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  To determine the fair value when impairment indicators exist, we utilize different valuation approaches based on transaction-specific facts and circumstances to determine fair value, including discounted cash flow models and the use of comparable transactions. The following tables summarize the valuation

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

of our material financial and non-financial assets measured at fair value on a nonrecurring basis, which is presented as of the date the credit or impairment loss was recorded, while the carrying value of the assets is presented as of December 31, 2014 or 2013.

					Credit Loss
	Carrying Value at	Fair Value at Impairment Date			for the Year Ended
	December 31, 2014	Level 1	Level 2	Level 3	December 31, 2014
Net investment in note receivable	$966,359	$-	$-	$966,359	$634,803

					Impairment Loss
	Carrying Value at	Fair Value at Impairment Date			for the Year Ended
	December 31, 2013	Level 1	Level 2	Level 3	December 31, 2013
Leased equipment at cost, net	$20,071,331	$-	$-	$66,816,242	$14,790,755

Our collateral dependent note receivable was valued using inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3. For the credit loss recorded during the year ended December 31, 2014, our collateral dependent note receivable was valued based on the liquidation value of the collateral provided by an independent third-party appraiser.

During 2013, we identified impairment indicators and measured certain non-financial assets for impairment purposes. The estimated fair value of our non-financial assets was based on inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3.  The significant unobservable inputs included a discount rate of 8% per year for fair value measurements of our leased equipment at cost.

Assets and Liabilities for which Fair Value is Disclosed

Certain of our financial assets and liabilities, which includes fixed-rate notes receivable, fixed-rate non-recourse long-term debt and seller’s credits, for which fair value is required to be disclosed, were valued using inputs that are generally unobservable and are supported by little or no market data and are therefore classified within Level 3. Under U.S. GAAP, we use projected cash flows for fair value measurements of these financial assets and liabilities. Fair value information with respect to certain of our other assets and liabilities is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates.

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The estimated fair value of our fixed-rate non-recourse long-term debt and seller’s credits was based on the discounted value of future cash flows related to the debt and seller’s credits based on a discount rate derived from the margin at inception, adjusted for material changes in risk, plus the applicable fixed rate based on the current interest rate curve. Principal outstanding on fixed-rate notes receivable was discounted at rates ranging between 10% and 16% as of December 31, 2014. Principal outstanding on fixed-rate non-recourse long-term debt and the seller’s credits was discounted at rates ranging between 1.56% and 7.77% as of December 31, 2014.

	December 31, 2014
	Carrying	Fair Value
	Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$59,474,788	$59,006,275

Principal outstanding on fixed-rate non-recourse long-term debt	$59,195,786	$59,632,525

Seller's credits	$12,295,998	$12,781,678

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

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

For the years ended December 31, 2014, 2013 and 2012, we had two, four and four lessees that accounted for approximately 62.1%, 87.4% and 80.4% of rental and finance income, respectively.

As of December 31, 2014 and 2013, we had three and three lessees that accounted for approximately 39.0% and 61.1% of total assets, respectively.

As of December 31, 2014 and 2013, we had three and three lenders that accounted for 77.3% and 52.5% of total liabilities, respectively.

(14)    Geographic Information

Geographic information for revenue, long-lived assets and other assets deemed relatively illiquid, based on the country of origin, was as follows:

	Year Ended December 31, 2014
	North
	America	Europe	Asia	Vessels(a)	Total
Revenue and other income:
Finance income	$7,138,033	$(81,686)	$-	$61,169,489	$68,225,836
Rental income	$631,225	$-	$-	$13,280,482	$13,911,707
Time charter revenue	$-	$-	$-	$4,132,289	$4,132,289
Income from investment in joint ventures	$147,331	$-	$1,594,177	$1,529,684	$3,271,192

	December 31, 2014
	North
	America	Europe	Asia	Vessels(a)	Total
Long-lived assets:
Net investment in notes receivable	$37,130,967	$-	$-	$21,589,043	$58,720,010
Net investment in finance leases	$36,286,791	$-	$-	$37,998,931	$74,285,722
Leased equipment at cost, net	$6,395,518	$-	$-	$66,356,257	$72,751,775
Vessels	$-	$-	$-	$18,266,677	$18,266,677
Investment in joint ventures	$945,574	$-	$15,838,805	$8,451,448	$25,235,827

	Year Ended December 31, 2013
	North
	America	Europe	Asia	Vessels (a)	Total
Revenue and other income:
Finance income	$4,536,002	$1,305,760	$-	$10,969,314	$16,811,076
Rental income	$79,539	$-	$-	$32,705,994	$32,785,533
Income from investment in joint ventures	$1,212,102	$-	$1,148,327	$1,700,888	$4,061,317

	December 31, 2013
	North
	America	Europe	Asia	Vessels (a)	Total
Long-lived assets:
Net investment in notes receivable	$36,266,631	$10,102,585	$-	$-	$46,369,216
Net investment in finance leases	$7,961,106	$-	$-	$93,951,369	$101,912,475
Leased equipment at cost, net	$-	$-	$-	$55,206,565	$55,206,565
Investment in joint ventures	$3,592,960	$-	$14,331,816	$6,907,152	$24,831,928

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

	Year Ended December 31, 2012
	North
	America	Europe	Asia	Vessels(a)	Total
Revenue and other income:
Finance income	$6,228,433	$1,773,683	$-	$12,242,330	$20,244,446
Rental income	$4,154,765	$-	$-	$40,139,592	$44,294,357
Income from investment in joint ventures	$581,503	$-	$612,472	$304,937	$1,498,912

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

In connection with certain investments, we are required to maintain restricted cash accounts with certain banks. Restricted cash of approximately $1,351,000 is presented within other non-current assets in our consolidated balance sheets at December 31, 2014.

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

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 6, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against ICON EAR that granted dismissal of ICON EAR’s claims to the proceeds resulting from the sale of certain EAR equipment. ICON EAR appealed this decision. On September 16, 2013, the lower court’s ruling was affirmed by the Illinois Appellate Court. On October 21, 2013, ICON EAR filed a Petition for Leave to Appeal with the Supreme Court of Illinois appealing the decision of the Illinois Appellate Court, which petition was denied on January 29, 2014. The only remaining asset owned by ICON EAR at December 31, 2013 was real property with a carrying value of approximately $290,000, which was included in other non-current assets within our consolidated balance sheets. During the year ended December 31, 2014, we recognized an impairment charge of approximately $70,000 based on the estimated fair value less cost to sell the real property. On December 24, 2014, ICON EAR sold the real property for approximately $208,000. No material gain or loss was recorded as a result of this sale.

We have entered into remarketing agreements with third parties.  Residual proceeds received in excess of specific amounts will be shared with these third parties in accordance with the terms of the remarketing agreements.  The present value of the obligations related to these agreements was approximately $70,000 at December 31, 2014.

(16)    Selected Quarterly Financial Data (unaudited)

The following table is a summary of selected financial data by quarter:

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

					Year Ended
	Quarters Ended in 2014				December 31,
	March 31,	June 30,	September 30,	December 31,	2014

Total revenue and other income	$8,146,719	$63,719,444	$9,320,515	$10,073,529	$91,260,207

Net income (loss)	$2,785,139	$57,442,872	$3,014,691	$(3,362,371)	$59,880,331

Net income (loss) attributable to Fund Twelve
allocable to additional members	$2,142,378	$55,877,413	$1,951,786	$(690,049)	$59,281,528

Weighted average number of additional shares of
limited liability company interests outstanding	348,335	348,335	348,335	348,335	348,335

Net income (loss) attributable to Fund Twelve
per weighted average additional share of
limited liability company interests outstanding	$6.15	$160.41	$5.60	$(1.98)	$170.19

					Year Ended
	Quarters Ended in 2013				December 31,
	March 31,	June 30,	September 30,	December 31,	2013

Total revenue and other income	$15,025,747	$15,612,707	$12,616,930	$12,534,060	$55,789,444

Net (loss) income	$(885,987)	$1,063,309	$69,366	$(8,086,958)	$(7,840,270)

Net (loss) income attributable to Fund Twelve
allocable to additional members	$(1,025,892)	$747,425	$(12,293)	$(8,992,935)	$(9,283,695)

Weighted average number of additional shares of
limited liability company interests outstanding	348,429	348,346	348,335	348,335	348,361

Net (loss) income attributable to Fund Twelve
per weighted average additional share of
limited liability company interests outstanding	$(2.94)	$2.2	$(0.04)	$(25.82)	$(26.65)

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

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

(17)    Income Tax Reconciliation (unaudited)

At December 31, 2014 and 2013, the members’ equity included in the consolidated financial statements totaled $161,494,839 and $126,497,651, respectively. The members’ capital for federal income tax purposes at December 31, 2014 and 2013 totaled $167,988,989 and $151,059,634, respectively. The difference arises from differences in income from joint ventures, finance income, rental income, minority interests, loss on debt extinguishment and gain (loss) on disposal of assets between financial reporting purposes and federal income tax purposes.

The following table reconciles net income (loss) attributable to us for financial statement reporting purposes to the net income (loss) attributable to us for federal income tax purposes:

	Years Ended December 31,
	2014	2013	2012
Net income (loss) attributable to Fund Twelve per consolidated financial statements	$59,880,331	$(9,377,469)	$(28,009,680)
Finance income	(416,067)	16,654,653	(7,080,416)
Rental income	29,348,962	13,420,676	21,175,447
Depreciation and amortization	(4,711,485)	(3,262,016)	7,798,022
(Loss) gain on disposal of assets	(42,052,420)	8,980,035	1,549,494
Income from joint ventures	752,724	(111,547,214)	7,131,529
Fixed asset impairment	-	13,020,226	29,048,394
Interest expense	(756,102)	781,695	994,127
Minority interest	3,429,854	13,314,909	-
Loss on debt extinguishment	(857,724)	(1,457,702)	-
Bad debt	-	-	(345,000)
Other	3,546,573	(146,460)	(360,614)
Net income (loss) attributable to Fund Twelve for federal income tax purposes	$48,164,646	$(59,618,667)	$31,901,303

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

Schedule II - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Notes Receivable	Deduction		Balance at End of Year

Allowance from asset accounts:

Year Ended December 31, 2014
Credit loss reserve	$-	$631,986	$-	$-		$631,986

Year Ended December 31, 2013
Credit loss reserve	$-	$-	$-	$-		$-

Year Ended December 31, 2012
Credit loss reserve	$674,000	$(345,000)	$-	$329,000	(a)	$-

(a) Credit loss reserve removed due to prepayment of term loan.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2014, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Our Manager assessed the effectiveness of its internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework” as issued in 2013.

Based on its assessment, our Manager believes that, as of December 31, 2014, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our Manager’s internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's Manager and Corporate Governance

Our Manager, ICON Capital, LLC, a Delaware limited liability company (“ICON Capital”), was formed in 1985. Our Manager's principal office is located at 3 Park Avenue, 36th Floor, New York, New York 10016, and its telephone number is (212) 418-4700.

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

Name
	Age	Title
Michael A. Reisner..................	44	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto...............................	42	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Christine H. Yap......................	44	Managing Director and Principal Financial and Accounting Officer
Blake E. Estes...........................	41	Senior Managing Director and Counsel
Harry Giovani..........................	40	Managing Director and Chief Credit Officer

On January 9, 2015, Craig A. Jackson resigned as Managing Director and member of the investment committee of our Manager. Following his resignation, the investment committee consists of Michael A. Reisner, Mark Gatto and Harry Giovani.

Michael A. Reisner, Co-Chairman, Co-CEO, Co-President and Director, joined ICON Capital in 2001. Prior to purchasing the company in 2008, Mr. Reisner held various positions in the firm, including Executive Vice President and Chief Financial Officer, General Counsel and Executive Vice President of Acquisitions. Before his tenure with ICON Capital, Mr. Reisner was an attorney from 1996 to 2001 with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-Chairman, Co-CEO, Co-President and Director, originally joined ICON Capital in 1999. Prior to purchasing the company in 2008, Mr. Gatto held various positions in the firm, including Executive Vice President and Chief Acquisitions Officer, Executive Vice President - Business Development and Associate General Counsel. Before his tenure with ICON Capital, he was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. Additionally, he was Director of Player Licensing for the Topps Company and in 2003, he co-founded a specialty business consulting firm in New York City, where he served as managing partner before re-joining ICON Capital in 2005. Mr. Gatto received an M.B.A. from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Christine H. Yap, Managing Director and Principal Financial and Accounting Officer joined ICON Capital in May 2013. Prior to joining ICON Capital, Ms. Yap was previously a Vice President and Fund Controller at W.P. Carey Inc. from October 2011 to December 2012. Prior to W.P. Carey, from June 1997 to October 2011, Ms. Yap was employed by PricewaterhouseCoopers LLP, rising to the level of Director. Ms. Yap received a B.S. in Accounting from Meredith College and an M.S. in Accounting from the University of Rhode Island and is a certified public accountant.

Blake E. Estes, Senior Managing Director and Counsel joined ICON Capital in January 2011. Prior to joining ICON Capital, Mr. Estes was Associate General Counsel for JWM Partners, LLC, an SEC-registered manager of hedge funds and managed accounts that employed relative value arbitrage and macro trading strategies, where he was lead counsel for the front office trading and operations group. Previously, Mr. Estes was an attorney with Sidley Austin LLP (2004 to 2006) and Cadwalader, Wickersham & Taft LLP (2000 to 2004) where his practice focused on structured credit products and credit and commodity derivatives.  Mr. Estes received a J.D. from Georgetown University Law Center where he was an Olin Fellow and a B.A. in Economics from the University of Texas at Austin.

Harry Giovani, Managing Director and Chief Credit Officer, joined ICON Capital in 2008. Most recently, from March 2007 to January 2008, he was Vice President for FirstLight Financial Corporation, responsible for underwriting and syndicating middle market leveraged loan transactions. Previously, he spent three years at GE Commercial Finance, initially as an Assistant

Vice President in the Intermediary Group, where he was responsible for executing middle market transactions in a number of industries including manufacturing, steel, paper, pharmaceutical, technology, chemicals and automotive, and later as a Vice President in the Industrial Project Finance Group, where he originated highly structured project finance transactions. He started his career at Citigroup’s Citicorp Securities and CitiCapital divisions, where he spent six years in a variety of roles of increasing responsibility including underwriting, origination and strategic marketing / business development. Mr. Giovani graduated from Cornell University in 1996 with a B.S. in Finance.

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

Item 11. Executive Compensation

We have no directors or officers. Our Manager and its affiliates were paid or we accrued the following compensation and reimbursement for costs and expenses:

			Years Ended December 31,
Entity	Capacity	Description	2014	2013	2012
ICON Capital, LLC	Manager	Acquisition fees (1)	$3,884,570	$1,975,062	$1,366,728
ICON Capital, LLC	Manager	Management fees (2)	1,918,023	3,247,710	4,569,168
ICON Capital, LLC	Manager	Administrative expense
		reimbursements (2)	4,785,387	2,284,264	2,857,713
			$10,587,980	$7,507,036	$8,793,609

(1) Amount capitalized and amortized to operations.
(2) Amount charged directly to operations.

Our Manager also has a 1% interest in our profits, losses, distributions and liquidation proceeds. We paid distributions to our Manager of $255,127, $262,158 and $339,749 for the years ended December 31, 2014, 2013 and 2012, respectively. Our Manager’s interest in our net income (loss) was $598,803, $(93,774) and $(280,097) for the years ended December 31, 2014, 2013 and 2012, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the Manager and Related Security Holder Matters

(a)       We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)       As of March 20, 2015, no directors or officers of our Manager own any of our equity securities.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2014 and 2013, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non-audit services rendered by Ernst & Young LLP:

	Years Ended December 31,
	2014	2013
Audit fees	$536,969	$490,700
Tax fees	264,584	208,166
	$801,553	$698,866

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

March 23, 2015

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

March 23, 2015

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)
By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)
By: /s/ Christine H. Yap
Christine H. Yap
Managing Director (Principal Financial and Accounting Officer)