Form 10-Q
period 2015-03-31
ICON LEASING FUND TWELVE, LLC
filed 2015-05-08
CIK 1377848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2015

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53189

ICON Leasing Fund Twelve, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5651009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

Number of outstanding shares of limited liability company interests of the registrant on May 5, 2015 is 348,335.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,527,954	$15,410,563
Current portion of net investment in notes receivable	6,351,339	6,482,004
Current portion of net investment in finance leases	11,083,459	12,142,423
Other current assets	504,147	620,599
Total current assets	28,466,899	34,655,589
Non-current assets:
Net investment in notes receivable, less current portion	46,627,526	52,238,006
Net investment in finance leases, less current portion	60,154,606	62,143,299
Leased equipment at cost (less accumulated depreciation of
$20,183,184 and $18,430,584, respectively)	70,999,175	72,751,775
Vessels (less accumulated depreciation of
$1,715,396 and $1,286,547, respectively)	17,837,828	18,266,677
Investment in joint ventures	25,581,392	25,235,827
Other non-current assets	2,086,364	2,138,020
Total non-current assets	223,286,891	232,773,604
Total assets	$251,753,790	$267,429,193
Liabilities and Equity
Current liabilities:
Current portion of non-recourse long-term debt	$7,359,515	$7,332,765
Deferred revenue	137,419	167,813
Due to Manager and affiliates, net	337,062	2,798,414
Accrued expenses and other current liabilities	1,587,749	1,941,246
Total current liabilities	9,421,745	12,240,238
Non-current liabilities:
Non-recourse long-term debt, less current portion	49,975,474	51,863,021
Seller's credits	12,404,869	12,295,998
Other non-current liabilities	150,000	150,000
Total non-current liabilities	62,530,343	64,309,019
Total liabilities	71,952,088	76,549,257
Commitments and contingencies (Note 11)
Equity:
Members’ equity:
Additional members	153,050,103	162,960,082
Manager	(1,565,344)	(1,465,243)
Total members’ equity	151,484,759	161,494,839
Noncontrolling interests	28,316,943	29,385,097
Total equity	179,801,702	190,879,936
Total liabilities and equity	$251,753,790	$267,429,193

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue and other income:
Finance income	$3,665,065	$3,475,392
Rental income	3,532,157	4,031,972
Time charter revenue	1,371,311	-
Income from investment in joint ventures	597,227	639,355
Total revenue and other income	9,165,760	8,146,719
Expenses:
Management fees	384,836	539,190
Administrative expense reimbursements	439,013	460,632
General and administrative	907,047	1,086,521
Interest	1,049,990	1,424,976
Depreciation	2,181,449	1,886,539
Credit loss, net	362,665	-
Vessel operating	1,496,656	-
Gain on derivative financial instruments	-	(36,278)
Total expenses	6,821,656	5,361,580
Net income	2,344,104	2,785,139
Less: net income attributable to noncontrolling interests	1,031,122	621,121
Net income attributable to Fund Twelve	1,312,982	2,164,018
Other comprehensive income:
Change in fair value of derivative financial instruments	-	282,919
Currency translation adjustment during the period	-	(7)
Total other comprehensive income	-	282,912
Comprehensive income	2,344,104	3,068,051
Less: comprehensive income attributable to noncontrolling interests	1,031,122	621,121
Comprehensive income attributable to Fund Twelve	$1,312,982	$2,446,930

Net income attributable to Fund Twelve allocable to:
Additional members	$1,299,852	$2,142,378
Manager	13,130	21,640
	$1,312,982	$2,164,018
Weighted average number of additional shares of limited liability
company interests outstanding	348,335	348,335
Net income attributable to Fund Twelve per weighted average
additional share of limited liability company interests outstanding	$3.73	$6.15

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Changes in Equity

	Members' Equity
	Additional
	Shares of
	Limited Liability			Total
	Company	Additional		Members'	Noncontrolling	Total
	Interests	Members	Manager	Equity	Interests	Equity
Balance, December 31, 2014	348,335	$162,960,082	$(1,465,243)	$161,494,839	$29,385,097	$190,879,936
Net income	-	1,299,852	13,130	1,312,982	1,031,122	2,344,104
Distributions	-	(11,209,831)	(113,231)	(11,323,062)	(2,099,276)	(13,422,338)
Balance, March 31, 2015 (unaudited)	348,335	$153,050,103	$(1,565,344)	$151,484,759	$28,316,943	$179,801,702

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$2,344,104	$2,785,139
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income	(1,739,059)	(2,071,464)
Rental income paid directly to lenders by lessees	-	(1,088,550)
Income from investment in joint ventures	(597,227)	(639,355)
Depreciation	2,181,449	1,886,539
Interest expense on non-recourse financing paid directly to lenders by lessees	-	84,265
Interest expense from amortization of debt financing costs	45,821	87,124
Net accretion of seller's credit and other	108,871	504,151
Credit loss, net	362,665	-
Gain on derivative financial instruments	-	(36,278)
Changes in operating assets and liabilities:
Collection of finance leases	4,764,191	7,323,658
Other assets	122,287	(190,801)
Accrued expenses and other current liabilities	(353,497)	946,452
Deferred revenue	(30,394)	(491,152)
Due to Manager and affiliates, net	(2,461,352)	(531,640)
Distributions from joint ventures	-	51,478
Net cash provided by operating activities	4,747,859	8,619,566
Cash flows from investing activities:
Purchase of equipment	-	(46,009,722)
Proceeds from exercise of purchase options	70,000	293,090
Distributions received from joint ventures in excess of profits	251,662	2,009,458
Principal received on notes receivable	5,331,005	9,589,183
Net cash provided by (used in) investing activities	5,652,667	(34,117,991)
Cash flows from financing activities:
Proceeds from non-recourse long-term debt	-	7,500,000
Repayment of non-recourse long-term debt	(1,860,797)	(3,174,126)
Proceeds from revolving line of credit, recourse	-	10,000,000
Payment of debt financing costs	-	(75,000)
Repayment of seller's credit	-	(210,000)
Investment by noncontrolling interests	-	13,342,298
Distributions to noncontrolling interests	(2,099,276)	(860,563)
Distributions to members	(11,323,062)	(6,377,386)
Net cash (used in) provided by financing activities	(15,283,135)	20,145,223
Effects of exchange rates on cash and cash equivalents	-	(7)
Net decrease in cash and cash equivalents	(4,882,609)	(5,353,209)
Cash and cash equivalents, beginning of period	15,410,563	13,985,307
Cash and cash equivalents, end of period	$10,527,954	$8,632,098

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$906,762	$567,690
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on non-recourse long-term debt paid directly to lenders by lessees	$-	$1,088,550
Funds withheld from seller on asset acquisition	$-	$250,000
Vessel purchased with non-recourse long-term debt paid directly to seller	$-	$24,800,000
Vessel purchased with subordinated non-recourse financing provided by seller	$-	$2,911,254
Debt financing costs netted at funding	$-	$267,951
Investment by noncontrolling interests	$-	$635,594
Interest reserve net against principal repayment of note receivable	$-	$206,250

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

(1) Organization

ICON Leasing Fund Twelve, LLC (the “LLC”) was formed on October 3, 2006 as a Delaware limited liability company. When used in these notes to consolidated financial statements, the terms “we,” “us,” “our” or similar terms refer to the LLC and its consolidated subsidiaries.

We operated as an equipment leasing and finance program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve.  We primarily acquired equipment subject to lease, purchased equipment and leased it to third-party end users or financed equipment for third parties and, to a lesser degree, acquired ownership rights to items of leased equipment at lease expiration.

Our manager is ICON Capital, LLC, a Delaware limited liability company (the “Manager”).  Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, pursuant to the terms of our limited liability company agreement (the “LLC Agreement”).

Our operating period ended on April 30, 2014. On May 1, 2014, we commenced our liquidation period, during which we will sell our assets and/or let our investments mature in the ordinary course of business.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of our Manager, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.  The results for the interim period are not necessarily indicative of the results for the full year.

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

March 31, 2015

(unaudited)

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. The adoption of ASU 2014-09 becomes effective for us on January 1, 2017, including interim periods within that reporting period. Early adoption is not permitted.  We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

In April 2015, FASB issued ASU No. 2015-03, Interest – Imputation of Interest (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability, consistent with debt discounts. ASU 2015-03 will be applied on a retrospective basis. The adoption of ASU 2015-03 becomes effective for us on January 1, 2016, including interim periods within that reporting period.  Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2015-03 on our consolidated financial statements.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

(3)  Net Investment in Notes Receivable

As of March 31, 2015 and December 31, 2014, we had net investment in notes receivable on non-accrual status of $603,694 and $966,359, respectively, and no net investment in notes receivable that was past due 90 days or more and still accruing.

Net investment in notes receivable consisted of the following:

	March 31, 2015	December 31, 2014
Principal outstanding (1)	$54,143,783	$59,474,788
Initial direct costs	380,876	522,261
Deferred fees	(551,143)	(645,053)
Credit loss reserve (2)	(994,651)	(631,986)
Net investment in notes receivable (3)	52,978,865	58,720,010
Less: current portion of net investment in notes receivable	6,351,339	6,482,004
Net investment in notes receivable, less current portion	$46,627,526	$52,238,006

(1) As of March 31, 2015 and December 31, 2014, total principal outstanding related to our impaired loan was $1,598,345.
(2) As of March 31, 2015 and December 31, 2014, the credit loss reserve of $994,651 and $631,986, respectively, was related to VAS (defined below).
(3) As of March 31, 2015 and December 31, 2014, net investment in notes receivable related to our impaired loan was $603,694 and $966,359, respectively.

During the year ended December 31, 2014, VAS Aero Services, LLC (“VAS”) experienced financial hardship resulting in its failure to make the final monthly payment under the secured term loan as well as the balloon payment due on the October 6, 2014 maturity date. As a result, our Manager determined that we should record a credit loss reserve based on an estimated liquidation value of VAS’s inventory and accounts receivable. Accordingly, the loan was placed on non-accrual status and a credit loss reserve of approximately $632,000 was recorded during the year ended December 31, 2014 based on our pro-rata share of the liquidation value of the collateral. The value of the collateral was based on a third-party appraisal using a sales comparison approach. As of December 31, 2014, the net carrying value of the loan was approximately $966,000. In March 2015, the 90-day standstill period provided for in the loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continues to charge VAS forbearance fees. Although discussions among the parties are still ongoing, these factors resulted in our Manager making a determination to record an additional credit loss reserve of approximately $363,000 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. A portion of the forced liquidation value of the collateral was based on a third-party appraisal using a sales comparison approach. As of March 31, 2015, the net carrying value of the loan was approximately $604,000. Finance income recognized on the loan prior to recording the credit loss reserve was approximately $66,000 for the three months ended March 31, 2014. No finance income was recognized since the date the loan was considered impaired. Accordingly, no finance income was recognized for the three months ended March 31, 2015.

On January 30, 2015, Superior Tube Company, Inc. and Tubes Holdco Limited (collectively, “Superior”) satisfied their obligations in connection with a secured term loan scheduled to mature on September 10, 2017 by making a prepayment of approximately $4,191,000, comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $122,000. As a result, we recognized additional finance income of approximately $51,000.

Credit loss allowance activities for the three months ended March 31, 2015 were as follows:

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

Credit Loss Allowance
Allowance for credit loss as of December 31, 2014	$631,986
Provisions	362,665
Write-offs, net of recoveries	-
Allowance for credit loss as of March 31, 2015	$994,651

There was no allowance for credit loss as of March 31, 2014 and no related activities during the three months ended March 31, 2014.

(4) Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	March 31, 2015	December 31, 2014
Minimum rents receivable	$90,345,805	$95,179,750
Estimated unguaranteed residual values	7,975,762	7,988,228
Initial direct costs	1,756,069	1,878,164
Unearned income	(28,839,571)	(30,760,420)
Net investment in finance leases	71,238,065	74,285,722
Less: current portion of net investment in finance leases	11,083,459	12,142,423
Net investment in finance leases, less current portion	$60,154,606	$62,143,299

(5) Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	March 31, 2015	December 31, 2014
Offshore oil field services equipment	$84,324,285	$84,324,285
Mining equipment	6,858,074	6,858,074
Leased equipment at cost	91,182,359	91,182,359
Less: accumulated depreciation	20,183,184	18,430,584
Leased equipment at cost, less accumulated depreciation	$70,999,175	$72,751,775

Depreciation expense was $2,181,449 and $1,886,539 for the three months ended March 31, 2015 and 2014, respectively. Included in depreciation expense for the three months ended March 31, 2015 was $428,849 related to the Aegean Express and the Arabian Express, which were reclassified from leased equipment at cost to vessels on our consolidated balance sheets during the year ended December 31, 2014.

(6) Investment in Joint Ventures

On December 22, 2011, a joint venture owned 25% by us and 75% by ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., an entity also managed by our Manager, made a $20,124,000 subordinated term loan to Jurong Aromatics Corporation Pte. Ltd. (“JAC”).

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

On May 15, 2013, a joint venture owned 21% by us, 39% by ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and 40% by ICON ECI Fund Fifteen, L.P., each an entity also managed by our Manager, purchased a portion of an approximately $208,000,000 subordinated credit facility for JAC from Standard Chartered Bank (“Standard Chartered”) at $28,462,500.

As of March 31, 2015, JAC was in technical default of the loan and facility as a result of its failure to provide certain financial data to us. In addition, JAC realized lower than expected operating results caused in part by a temporary shutdown of its manufacturing facility due to technical constraints that have since been resolved.  As a result, JAC failed to make the expected payments that were due to the joint ventures during the three months ended March 31, 2015.  Although these delayed payments did not trigger a payment default under the loan agreements, the interest rate payable by JAC under  the loan and facility increased from 12.5% to 15.5%. Our Manager believes that all contractual interest and principal payments are still collectible and therefore, a credit loss reserve was not required by the joint ventures as of March 31, 2015. To the extent the manufacturing facility does not resume operations in the near future, a credit loss reserve may be required by the joint ventures.

(7) Non-Recourse Long-Term Debt

As of March 31, 2015 and December 31, 2014, we had non-recourse long-term debt obligations of $57,334,989 and $59,195,786, respectively. As of March 31, 2015, our non-recourse long-term debt obligations had maturity dates ranging from February 1, 2018 to April 8, 2022 and interest rates ranging from 5.04% to 7.50% per year.

All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease or loan, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of March 31, 2015 and December 31, 2014, the total carrying value of assets subject to non-recourse long-term debt was $104,683,833 and $107,226,456, respectively.

At March 31, 2015, we were in compliance with all covenants related to our non-recourse long-term debt.

(8) Transactions with Related Parties

We paid distributions to our Manager of $113,231 and $63,774 for the three months ended March 31, 2015 and 2014, respectively. Additionally, our Manager’s interest in the net income attributable to us was $13,130 and $21,640 for the three months ended March 31, 2015 and 2014, respectively.

Fees and other expenses incurred by us to our Manager or its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2015	2014
ICON Capital, LLC	Manager	Acquisition fees(1)	$-	$1,612,070
ICON Capital, LLC	Manager	Management fees (2)	384,836	539,190
ICON Capital, LLC	Manager	Administrative expense
		reimbursements(2)	439,013	460,632
			$823,849	$2,611,892

(1)		Amount capitalized and amortized to operations.
(2)		Amount charged directly to operations.

At March 31, 2015 and December 31, 2014, we had a net payable due to our Manager and affiliates of $337,062 and $2,798,414, respectively, primarily related to administrative expense reimbursements. The administrative expense reimbursements incurred during the year ended December 31, 2014 included approximately $2,100,000 of professional fees and other costs in connection with our Manager’s proposed sale of our assets during our liquidation period. Our Manager may continue to incur additional professional fees and costs on our behalf as it continues to pursue the sale of our assets in one or more strategic transactions.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

(9) Derivative Financial Instruments

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

We recognize all derivative financial instruments as either assets or liabilities on our consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in accumulated other comprehensive income (“AOCI”), a component of equity on our consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

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

As of March 31, 2015 and December 31, 2014, we no longer hold any derivative financial instruments.

Non-designated Derivative

On April 1, 2014, our only remaining interest rate swap with Standard Chartered that was not designated and not qualifying as a cash flow hedge was terminated prior to its maturity date. The lessee to the transaction associated with this interest rate swap was responsible for all costs related to such termination. Additionally, we held warrants for purposes other than hedging. On July 21, 2014, we exercised all of such warrants for cash consideration. All changes in the fair value of the interest rate swap and the warrants were recorded directly in earnings, which was included in gain or loss on derivative financial instruments.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

Our derivative financial instruments not designated as hedging instruments generated a gain on derivative financial instruments on our consolidated statements of comprehensive income for the three months ended March 31, 2014 of $39,709. The gain recorded for the three months ended March 31, 2014 was comprised of gains of $36,656 relating to the interest rate swap contract and $3,053 relating to warrants. These amounts were recorded as a component of gain on derivative financial instruments on our consolidated statements of comprehensive income.

Designated Derivatives

On April 1, 2014, our two interest rate swaps with Standard Chartered that were designated and qualifying as cash flow hedges were terminated prior to their maturity date. The lessee to the transaction associated with the interest rate swaps was responsible for all costs related to such termination. On April 24, 2014, our two interest rate swaps with BNP Paribas that were designated and qualifying as cash flow hedges matured. As a result, $346,668 was reclassified from AOCI to interest expense and loss on derivative financial instruments during the three months ended June 30, 2014.

For these derivatives, we recorded the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss was subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the consolidated statements of comprehensive income as the impact of the hedged transaction. During the three months ended March 31, 2014, we recorded $3,431 of hedge ineffectiveness in earnings, which was included in gain on derivative financial instruments. At March 31, 2014, the total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was $352,662.

The table below presents the effect of our derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of comprehensive income for the three months ended March 31, 2014:

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

(10) Fair Value Measurements

Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•         Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

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

The following table summarizes the valuation of our material financial assets measured at fair value on a nonrecurring basis, which is presented as of the date the credit loss was recorded, while the carrying value of the assets is presented as of March 31, 2015:

					Credit loss
	Carrying Value at	Fair Value at Impairment Date			for the Three Months Ended
	March 31, 2015	Level 1	Level 2	Level 3	March 31, 2015
Net investment in note receivable	$603,694	$-	$-	$603,694	$362,665

Our collateral dependent note receivable was valued using inputs that are generally unobservable and are supported by little or no market data and was classified within Level 3. For the credit loss recorded during the three months ended March 31, 2015, our collateral dependent note receivable was primarily valued based on the liquidation value of the collateral provided by an independent third-party appraiser.

Assets and Liabilities for which Fair Value is Disclosed

Certain of our financial assets and liabilities, which include fixed-rate notes receivable, fixed-rate non-recourse long-term debt and seller’s credits, for which fair value is required to be disclosed, were valued using inputs that are generally unobservable and are supported by little or no market data and are therefore classified within Level 3. Under U.S. GAAP, we use projected cash flows for fair value measurements of these financial assets and liabilities. Fair value information with respect to certain of our other assets and liabilities is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets and liabilities, other than lease-related investments, approximates fair value due to their short-term maturities.

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The estimated fair value of our fixed-rate non-recourse long-term debt and seller’s credits was based on the discounted value of future cash flows related to the debt and seller’s credits based on a discount rate derived from the margin at inception, adjusted for material changes in risk, plus the applicable fixed rate based on the current interest rate curve. Principal outstanding on fixed-rate notes receivable was discounted at rates ranging between 6.51% and 14.5% as of March 31, 2015. Principal outstanding on fixed-rate non-recourse long-term debt and the seller’s credits was discounted at rates ranging between 1.38% and 6.90% as of March 31, 2015.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

	March 31, 2015
	Carrying	Fair Value
	Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$53,149,132	$49,413,232

Principal outstanding on fixed-rate non-recourse long-term debt	$57,334,989	$58,379,136

Seller's credits	$12,404,869	$13,030,703

(11) Commitments and Contingencies

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

In connection with certain debt obligations, we are required to maintain restricted cash accounts with certain banks. At March 31, 2015, we had restricted cash of approximately $1,345,000, which is presented within other non-current assets in our consolidated balance sheets.

During 2008, a joint venture, ICON EAR, LLC (“ICON EAR”), owned 55% by us and 45% by Fund Eleven, purchased and simultaneously leased semiconductor manufacturing equipment to Equipment Acquisition Resources, Inc. (“EAR”) for approximately $15,730,000. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to ICON EAR. The complaint also sought the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that the ICON EAR received as security in connection with its investment. Our Manager filed an answer to the complaint that included certain affirmative defenses. Since that time, substantial discovery was completed.  Our Manager still believes these claims are unsupported by the facts, but given the risks, costs and uncertainty surrounding litigation in bankruptcy, our Manager would engage in prudent settlement discussions to resolve this matter expeditiously. At this time, we are unable to predict the outcome of this action or loss therefrom, if any; however, an adverse ruling or settlement may have a material impact on our consolidated financial position or results of operations.

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

We have entered into remarketing agreements with third parties.  Residual proceeds received in excess of specific amounts will be shared with these third parties in accordance with the terms of the remarketing agreements.  The present value of the obligations related to these agreements was approximately $73,000 at March 31, 2015.

(12) Subsequent Event

On May 7, 2015, NARL Marketing Inc. and certain of its affiliates (collectively, “NARL”) made a partial prepayment on its secured term loan of approximately $827,000 as part of the excess cash sweep provision of the loan agreement.

Item 2.   Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Overview

We operated as an equipment leasing and finance program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve. We primarily acquired equipment subject to lease, purchased equipment and leased it to third-party end users or financed equipment for third parties and, to a lesser degree, acquired ownership rights to items of leased equipment at lease expiration.  Some of our equipment leases were acquired for cash and were expected to provide current cash flow, which we refer to as “income” leases.  For our other equipment leases, we financed the majority of the purchase price through borrowings from third parties.  We refer to these leases as “growth” leases.  These growth leases generated little or no current cash flow because substantially all of the rental payments we received from the lessee were used to service the indebtedness associated with acquiring or financing the lease.  For these leases, we anticipated that the future value of the leased equipment would exceed the cash portion of the purchase price.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2014:

Notes Receivable

During the year ended December 31, 2014, VAS experienced financial hardship resulting in its failure to make the final monthly payment under the secured term loan as well as the balloon payment due on the October 6, 2014 maturity date. As a result, our Manager determined that we should record a credit loss reserve based on an estimated liquidation value of VAS’s inventory and accounts receivable. Accordingly, the loan was placed on non-accrual status and a credit loss reserve of approximately $632,000 was recorded during the year ended December 31, 2014 based on our pro-rata share of the liquidation value of the collateral. The value of the collateral was based on a third-party appraisal using a sales comparison approach. As of December 31, 2014, the net carrying value of the loan was approximately $966,000. In March 2015, the 90-day standstill period provided for in the loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continues to charge VAS forbearance fees. Although discussions among the parties are still ongoing, these factors resulted in our Manager making a determination to record an additional credit loss reserve of approximately $363,000 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. A portion of the forced liquidation value of the collateral was based on a third-party appraisal using a sales comparison approach. As of March 31, 2015, the net carrying value of the loan was approximately $604,000. Finance income recognized on the loan prior to recording the credit loss reserve was approximately $66,000 for the three months ended March 31, 2014. No finance income was recognized since the date the loan was considered impaired. Accordingly, no finance income was recognized for the three months ended March 31, 2015.

On January 30, 2015, Superior satisfied its obligations in connection with a secured term loan scheduled to mature on September 10, 2017 by making a prepayment of approximately $4,191,000, comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $122,000. As a result, we recognized additional finance income of approximately $51,000.

Subsequent Event

On May 7, 2015, NARL made a partial prepayment on its secured term loan of approximately $827,000 as part of the excess cash sweep provision of the loan agreement.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will become effective for us on January 1, 2017. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which will become effective for us on our fiscal year ending December 31, 2016. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

In January 2015, FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items, which will become effective for us on January 1, 2016. The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements.

In February 2015, FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis, which will become effective for us on January 1, 2016. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03, Interest – Imputation of Interest, which will become effective for us on January 1, 2016. We are currently in the process of evaluating the impact of the adoption of ASU 2015-03 on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2015 (the “2015 Quarter”) and 2014 (the “2014 Quarter”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	March 31, 2015		December 31, 2014
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Tanker vessels	$37,526,369	30%	$37,998,931	29%
Mining equipment	21,169,636	17%	22,184,672	17%
Platform supply vessels	21,002,938	17%	21,589,043	16%
Energy equipment	11,197,922	9%	11,473,409	9%
Trailers	9,817,245	8%	9,809,033	7%
Transportation	7,690,466	6%	8,360,217	6%
Printing equipment	7,662,257	6%	8,086,659	6%
Coal drag line	4,851,595	4%	5,741,902	4%
Lubricant manufacturing equipment	2,694,808	2%	2,703,292	2%
Aircraft engines	603,694	1%	966,359	1%
Tube manufacturing equipment	-	-	4,092,215	3%
	$124,216,930	100%	$133,005,732	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During the 2015 Quarter and the 2014 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2015 Quarter	2014 Quarter
Técnicas Maritimas Avanzadas, S.A de C.V.	Platform supply vessels	23%	-
Siva Global Ships Limited	Tanker vessels	21%	-
Spurlock Mining, LLC	Mining equipment	18%	6%
D&T Holdings, LLC	Transportation	11%	1%
Leighton Holdings Limited	Offshore oil field services equipment	-	58%
		73%	65%

Interest income from our net investment in notes receivable and finance income from our net investment in finance leases is included in finance income in our consolidated statements of comprehensive income.

Non-performing Assets within Financing Transactions

As of March 31, 2015 and December 31, 2014, the net carrying value of our impaired loan related to VAS was $603,694 and $966,359, respectively. No finance income was recognized since the date the loan was impaired during the year ended December 31, 2014. We recognized $65,952 of finance income related to VAS during the three months ended March 31, 2014 prior to the loan being impaired.

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	March 31, 2015		December 31, 2014
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Offshore oil field services equipment	$65,007,834	92%	$66,356,257	91%
Mining equipment	5,991,341	8%	6,395,518	9%
	$70,999,175	100%	$72,751,775	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost as of each reporting date.

During the 2015 Quarter and the 2014 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2015 Quarter	2014 Quarter
Swiber Holdings Limited	Offshore oil field services equipment	52%	58%
Pacific Crest Pte. Ltd.	Offshore oil field services equipment	33%	-
Murray Energy Corporation	Mining equipment	15%	-
Vroon Group B.V.	Marine - container vessels	-	42%
		100%	100%

Revenue and other income for the 2015 Quarter and the 2014 Quarter is summarized as follows:

	Three Months Ended March 31,
	2015	2014	Change
Finance income	$3,665,065	$3,475,392	$189,673
Rental income	3,532,157	4,031,972	(499,815)
Time charter revenue	1,371,311	-	1,371,311
Income from investment in joint ventures	597,227	639,355	(42,128)
Total revenue and other income	$9,165,760	$8,146,719	$1,019,041

Total revenue and other income for the 2015 Quarter increased $1,019,041, or 12.5%, as compared to the 2014 Quarter. The increase was primarily due to the recognition of time charter revenue related to the Aegean Express and the Arabian Express as we commenced operating such vessels in April 2014. During the 2014 Quarter, the Aegean Express and the Arabian Express were on lease and therefore, income generated by such leases was included in rental income. The decrease in rental income as a result of reclassifying the Aegean Express and the Arabian Express was partially offset by our new lease with Pacific Crest Pte. Ltd. entered into subsequent to the 2014 Quarter.

Expenses for the 2015 Quarter and the 2014 Quarter are summarized as follows:

	Three Months Ended March 31,
	2015	2014	Change
Management fees	$384,836	$539,190	$(154,354)
Administrative expense reimbursements	439,013	460,632	(21,619)
General and administrative	907,047	1,086,521	(179,474)
Interest	1,049,990	1,424,976	(374,986)
Depreciation	2,181,449	1,886,539	294,910
Credit loss, net	362,665	-	362,665
Vessel operating	1,496,656	-	1,496,656
Gain on derivative financial instruments	-	(36,278)	36,278
Total expenses	$6,821,656	$5,361,580	$1,460,076

Total expenses for the 2015 Quarter increased $1,460,076, or 27.2%, as compared to the 2014 Quarter. The increase was due to (i) vessel operating expenses related to the Aegean Express and the Arabian Express as we commenced operating such vessels in April 2014, (ii) the credit loss reserve related to VAS and (iii) an increase in depreciation due to entering into two new operating leases subsequent to the 2014 Quarter. These increases were partially offset by a decrease in (i) interest expense due to the repayment of our non-recourse long-term debt associated with certain vessels and equipment that were sold subsequent to the 2014 Quarter and (ii) general and administrative expenses primarily due to legal fees incurred during the 2014 Quarter related to the arbitration proceeding and ultimate sale of certain vessels to Leighton Holdings Limited with no comparable expenses incurred in the 2015 Quarter, partially offset by state income taxes and consulting fees incurred during the 2015 Quarter.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $410,001, from $621,121 in the 2014 Quarter to $1,031,122 in the 2015 Quarter. The increase was primarily due to several new consolidated joint ventures that we entered into during or subsequent to the 2014 Quarter.

Other Comprehensive Income

Other comprehensive income decreased $282,912, from $282,912 in the 2014 Quarter to $0 in the 2015 Quarter. The decrease was primarily due to the termination or maturity of all our designated interest rates swaps in April 2014. Other comprehensive income in the 2014 Quarter was primarily due to the change in fair value of our designated interest rate swaps.

Net Income Attributable to Fund Twelve

 As a result of the foregoing factors, net income attributable to us for the 2015 Quarter and the 2014 Quarter was $1,312,982 and $2,164,018, respectively. Net income attributable to us per weighted average additional share of limited liability company interests (“Share”) outstanding for the 2015 Quarter and the 2014 Quarter was $3.73 and $6.15, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2015 compared to December 31, 2014.

Total Assets

Total assets decreased $15,675,403, from $267,429,193 at December 31, 2014 to $251,753,790 at March 31, 2015. The decrease was primarily due to cash generated from our investments being used to repay our non-recourse long-term debt and to pay distributions to our members and noncontrolling interests during the 2015 Quarter.

Current Assets

Current assets decreased $6,188,690, from $34,655,589 at December 31, 2014 to $28,466,899 at March 31, 2015. The decrease was primarily due to (i) cash generated from our investments being used to repay our non-recourse long-term debt and to pay distributions to our members and noncontrolling interests during the 2015 Quarter and (ii) a decrease in the current portion of net investment in finance leases of approximately $1,059,000 as part of a scheduled change in lease payments during the 2015 Quarter.

Total Liabilities

Total liabilities decreased $4,597,169, from $76,549,257 at December 31, 2014 to $71,952,088 at March 31, 2015. The decrease was primarily due to (i) the repayment of our non-recourse long-term debt, (ii) the partial repayment of liabilities due to our Manager for expenses incurred in connection with a proposed sale of our assets during our liquidation period in 2014 and (iii) the payment of certain accrued liabilities during the 2015 Quarter. Our Manager may continue to incur additional professional fees and costs on our behalf as it continues to pursue the sale of our assets in one or more strategic transactions.

Current Liabilities

Current liabilities decreased $2,818,493, from $12,240,238 at December 31, 2014 to $9,421,745 at March 31, 2015. The decrease was primarily due to the partial repayment of liabilities due to our Manager for expenses incurred in connection with a proposed sale of our assets during our liquidation period in 2014 and the payment of certain accrued liabilities during the 2015 Quarter.

Equity

Equity decreased $11,078,234, from $190,879,936 at December 31, 2014 to $179,801,702 at March 31, 2015. The decrease was primarily due to distributions to our members and noncontrolling interests during the 2015 Quarter, partially offset by our net income during the 2015 Quarter.

Liquidity and Capital Resources

Summary

At March 31, 2015 and December 31, 2014, we had cash and cash equivalents of $10,527,954 and $15,410,563, respectively. Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of March 31, 2015, the cash reserve was $1,738,435. During our operating period, our main source of cash was typically from operating activities and our main use of cash was in investing and financing activities. During our liquidation period, which commenced on May 1, 2014, we expect our main sources of cash will be from the collection of income and principal on our notes receivable and finance leases and proceeds from the sale of assets held directly by us or indirectly by our joint ventures and our main use of cash will be for distributions to our members and noncontrolling interests. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we meet our debt obligations, pay distributions to our members and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

We anticipate being able to meet our liquidity requirements into the foreseeable future through the expected results of our operations, as well as cash received from our investments at maturity. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Cash Flows

Operating Activities

Cash provided by operating activities decreased $3,871,707, from $8,619,566 in the 2014 Quarter to $4,747,859 in the 2015 Quarter. The decrease was primarily due to a decrease in the collection of finance income as a result of the termination or expiration of certain finance leases as well as the timing of payments of certain of our liabilities.

Investing Activities

Cash flows from investing activities increased $39,770,658, from a use of cash of $34,117,991 in the 2014 Quarter to a source of cash of $5,652,667 in the 2015 Quarter. The increase was due to the purchase of equipment during the 2014 Quarter with no comparable purchase in the 2015 Quarter, partially offset by a decrease in (i) principal received due to prepayments of several notes receivable during the year ended December 31, 2014 and (ii) distributions received from our joint ventures in excess of profit.

Financing Activities

Cash flows from financing activities decreased $35,428,358, from a source of cash of $20,145,223 in the 2014 Quarter to a use of cash of $15,283,135 in the 2015 Quarter. The decrease was primarily due to (i) $17,500,000 of financing from our non-recourse long-term debt and revolving line of credit during the 2014 Quarter with no comparable financing in the 2015 Quarter, (ii) no contributions from noncontrolling interests during the 2015 Quarter and (iii) increased distributions to our members and noncontrolling interests during the 2015 Quarter.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at March 31, 2015 and December 31, 2014 of $57,334,989 and $59,195,786, respectively. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying loan or lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of March 31, 2015 and December 31, 2014, the total carrying value of assets subject to non-recourse long-term debt was $104,683,833 and $107,226,456, respectively.

At March 31, 2015, we were in compliance with all covenants related to our non-recourse long-term debt.

Distributions

We, at our Manager’s discretion, paid monthly distributions to each of our additional members beginning with the first month after each such member’s admission through the end of our operating period, which was April 30, 2014. We paid distributions of $113,231, $11,209,831 and $2,099,276 to our Manager, additional members and noncontrolling interests, respectively, during the 2015 Quarter. During our liquidation period, we have paid and will continue to pay distributions in accordance with the terms our LLC Agreement. We expect that distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

In connection with certain debt obligations, we are required to maintain restricted cash accounts with certain banks. At March 31, 2015, we had restricted cash of approximately $1,345,000, which is presented within other non-current assets in our consolidated balance sheets.

During 2008, a joint venture, ICON EAR, owned 55% by us and 45% by Fund Eleven, purchased and simultaneously leased semiconductor manufacturing equipment to EAR for approximately $15,730,000. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to ICON EAR. The complaint also sought the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that ICON EAR received as security in connection with its investment. Our Manager filed an answer to the complaint that included certain affirmative defenses. Since that time, substantial discovery was completed.  Our Manager still believes these claims are unsupported by the facts, but given the risks, costs and uncertainty surrounding litigation in bankruptcy, our Manager would engage in prudent settlement discussions to resolve this matter expeditiously. At this time, we are unable to predict the outcome of this action or loss therefrom, if any; however, an adverse ruling or settlement may have a material impact on our consolidated financial position or results of operations.

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

We have entered into remarketing agreements with third parties.  Residual proceeds received in excess of specific amounts will be shared with these third parties in accordance with the terms of the remarketing agreements.  The present value of the obligations related to these agreements was approximately $73,000 at March 31, 2015.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2015, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of conducting our business, we may be subject to certain claims, suits, and complaints filed against us. See “Commitments and Contingencies and Off-Balance Sheet Transactions” above for a complete discussion of the EAR matter. Notwithstanding our Manager’s belief that the EAR trustee’s claims against us are unsupported by the facts, an adverse ruling or settlement may have a material impact on our consolidated financial position or results of operations. We are not aware of any other material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or repurchase any Shares during the three months ended March 31, 2015.

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

May 8, 2015

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap Managing Director
(Principal Financial and Accounting Officer)