Form 10-Q
period 2015-06-30
ICON LEASING FUND TWELVE, LLC
filed 2015-08-14
CIK 1377848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2015

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53189

ICON Leasing Fund Twelve, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5651009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

Number of outstanding shares of limited liability company interests of the registrant on August 11, 2015 is 348,335.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,946,690	$15,410,563
Current portion of net investment in notes receivable	6,949,503	6,482,004
Current portion of net investment in finance leases	7,128,163	12,142,423
Other current assets	1,487,875	620,599
Total current assets	22,512,231	34,655,589
Non-current assets:
Net investment in notes receivable, less current portion	44,180,979	52,238,006
Net investment in finance leases, less current portion	58,205,861	62,143,299
Leased equipment at cost (less accumulated depreciation of
$21,935,409 and $18,430,584, respectively)	69,246,950	72,751,775
Vessels (less accumulated depreciation of
$2,144,246 and $1,286,547, respectively)	17,408,978	18,266,677
Investment in joint ventures	18,060,464	25,235,827
Other non-current assets	2,789,699	2,138,020
Total non-current assets	209,892,931	232,773,604
Total assets	$232,405,162	$267,429,193
Liabilities and Equity
Current liabilities:
Current portion of non-recourse long-term debt	$7,500,522	$7,332,765
Deferred revenue	127,025	167,813
Due to Manager and affiliates, net	26,401	2,798,414
Accrued expenses and other current liabilities	719,994	1,941,246
Total current liabilities	8,373,942	12,240,238
Non-current liabilities:
Non-recourse long-term debt, less current portion	48,115,352	51,863,021
Seller's credits	12,516,606	12,295,998
Other non-current liabilities	150,000	150,000
Total non-current liabilities	60,781,958	64,309,019
Total liabilities	69,155,900	76,549,257
Commitments and contingencies (Note 11)
Equity:
Members’ equity:
Additional members	137,226,974	162,960,082
Manager	(1,725,174)	(1,465,243)
Total members’ equity	135,501,800	161,494,839
Noncontrolling interests	27,747,462	29,385,097
Total equity	163,249,262	190,879,936
Total liabilities and equity	$232,405,162	$267,429,193

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue and other income:
Finance income	$3,498,451	$58,463,355	$7,163,516	$61,938,747
Rental income	3,532,158	2,609,028	7,064,315	6,640,999
Time charter revenue	1,593,787	1,460,867	2,965,098	1,460,867
(Loss) income from investment in joint ventures	(7,279,778)	1,204,994	(6,682,551)	1,844,350
Loss on lease termination	-	(18,800)	-	(18,800)
Total revenue and other income	1,344,618	63,719,444	10,510,378	71,866,163
Expenses:
Management fees	319,464	599,561	704,300	1,138,751
Administrative expense reimbursements	312,286	668,467	751,299	1,129,099
General and administrative	616,048	487,545	1,523,095	1,574,065
Interest	1,030,421	1,558,245	2,080,411	2,983,221
Depreciation	2,181,075	1,227,615	4,362,524	3,114,154
Credit loss, net	4,486,313	-	4,848,978	-
Vessel operating	924,100	1,369,672	2,420,756	1,369,672
Loss on derivative financial instruments	-	365,467	-	329,190
Total expenses	9,869,707	6,276,572	16,691,363	11,638,152
Net (loss) income	(8,525,089)	57,442,872	(6,180,985)	60,228,011
Less: net income attributable to noncontrolling interests	1,079,066	1,001,041	2,110,188	1,622,162
Net (loss) income attributable to Fund Twelve	(9,604,155)	56,441,831	(8,291,173)	58,605,849
Other comprehensive income:
Change in fair value of derivative financial instruments	-	-	-	282,919
Reclassification adjustment for losses on derivative
financial instruments due to early termination	-	346,668	-	346,668
Currency translation adjustment during the period	-	-	-	(7)
Total other comprehensive income	-	346,668	-	629,580
Comprehensive (loss) income	(8,525,089)	57,789,540	(6,180,985)	60,857,591
Less: comprehensive income attributable to noncontrolling interests	1,079,066	1,001,041	2,110,188	1,622,162
Comprehensive (loss) income attributable to Fund Twelve	$(9,604,155)	$56,788,499	$(8,291,173)	$59,235,429

Net (loss) income attributable to Fund Twelve allocable to:
Additional members	$(9,508,113)	$55,877,413	$(8,208,261)	$58,019,791
Manager	(96,042)	564,418	(82,912)	586,058
	$(9,604,155)	$56,441,831	$(8,291,173)	$58,605,849
Weighted average number of additional shares of limited liability
company interests outstanding	348,335	348,335	348,335	348,335
Net (loss) income attributable to Fund Twelve per weighted average
additional share of limited liability company interests outstanding	$(27.30)	$160.41	$(23.56)	$166.56

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional
	Shares of
	Limited Liability			Total
	Company	Additional		Members'	Noncontrolling	Total
	Interests	Members	Manager	Equity	Interests	Equity
Balance, December 31, 2014	348,335	$162,960,082	$(1,465,243)	$161,494,839	$29,385,097	$190,879,936
Net income	-	1,299,852	13,130	1,312,982	1,031,122	2,344,104
Distributions	-	(11,209,831)	(113,231)	(11,323,062)	(2,099,276)	(13,422,338)
Balance, March 31, 2015 (unaudited)	348,335	153,050,103	(1,565,344)	151,484,759	28,316,943	179,801,702
Net (loss) income	-	(9,508,113)	(96,042)	(9,604,155)	1,079,066	(8,525,089)
Distributions	-	(6,315,016)	(63,788)	(6,378,804)	(1,706,373)	(8,085,177)
Investment by noncontrolling interests	-	-	-	-	57,826	57,826
Balance, June 30, 2015 (unaudited)	348,335	$137,226,974	$(1,725,174)	$135,501,800	$27,747,462	$163,249,262

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(6,180,985)	$60,228,011
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Finance income	(3,567,083)	(59,567,812)
Rental income paid directly to lenders by lessees	-	(1,088,550)
Loss (income) from investment in joint ventures	6,682,551	(1,844,350)
Depreciation	4,362,524	3,114,154
Interest expense on non-recourse financing paid directly to lenders by lessees	-	63,647
Interest expense from amortization of debt financing costs	90,591	509,962
Net accretion of seller's credits	220,608	610,270
Credit loss, net	4,848,978	-
Net loss on lease termination	-	18,800
Loss on derivative financial instruments	-	520,932
Changes in operating assets and liabilities:
Collection of finance leases	8,243,952	10,563,900
Other assets	(1,609,546)	(1,225,986)
Accrued expenses and other current liabilities	(1,221,252)	410,264
Deferred revenue	(40,788)	(333,729)
Interest rate swaps	-	(698,318)
Due to Manager and affiliates, net	(2,772,013)	(145,875)
Distributions from joint ventures	57,017	70,199
Net cash provided by operating activities	9,114,554	11,205,519
Cash flows from investing activities:
Purchase of equipment	-	(58,894,722)
Proceeds from exercise of purchase options	144,521	106,964,516
Investment in joint ventures	(10,513)	(25,756)
Distributions received from joint ventures in excess of profits	446,308	2,221,191
Investment in notes receivable, net	-	(3,955,500)
Principal received on notes receivable	6,870,858	22,317,284
Net cash provided by investing activities	7,451,174	68,627,013
Cash flows from financing activities:
Proceeds from non-recourse long-term debt	-	7,500,000
Repayment of non-recourse long-term debt	(3,579,912)	(49,046,901)
Proceeds from revolving line of credit, recourse	-	10,000,000
Payment of debt financing costs	-	(400,000)
Repayment of seller's credits	-	(210,000)
Investment by noncontrolling interests	57,826	16,356,266
Distributions to noncontrolling interests	(3,805,649)	(2,577,818)
Distributions to members	(17,701,866)	(12,755,179)
Net cash used in financing activities	(25,029,601)	(31,133,632)
Effects of exchange rates on cash and cash equivalents	-	(7)
Net (decrease) increase in cash and cash equivalents	(8,463,873)	48,698,893
Cash and cash equivalents, beginning of period	15,410,563	13,985,307
Cash and cash equivalents, end of period	$6,946,690	$62,684,200

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,759,616	$1,601,006
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on non-recourse long-term debt paid directly to lenders by lessees	$-	$1,088,550
Funds withheld from seller on asset acquisition	$-	$500,000
Vessels purchased with non-recourse long-term debt paid directly to seller	$-	$50,800,000
Vessels purchased with subordinated non-recourse financing provided by seller	$-	$7,786,104
Satisfaction of seller's credits netted at sale	$-	$40,863,178
Reclassification of leased equipment to Vessels	$-	$19,190,776
Debt financing costs netted at funding	$-	$520,800
Investment by noncontrolling interests	$-	$885,593
Interest reserve net against principal repayment of note receivable	$-	$206,250

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2015

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

Restricted Cash

Cash that is restricted from use in operations is generally classified as restricted cash. Classification of changes in restricted cash within the consolidated statements of cash flows depends on the predominant source of the related cash flows. For the six months ended June 30, 2015, the predominant cash inflows into restricted cash were related to interest income receipts associated with our leasing operations. The use of this cash was restricted pursuant to a provision in the non-recourse long-term debt agreement. For the six months ended June 30, 2014, the predominant cash outflow from restricted cash was related to the release of previously restricted cash derived from interest income receipts to pay down certain non-recourse long-term debt. Restricted cash is presented within other non-current assets in our consolidated balance sheets. As a result, changes in restricted cash were classified within net cash provided by operating activities for both periods.

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

June 30, 2015

(unaudited)

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. This new revenue standard may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of adoption. In July 2015, FASB officially deferred implementation of ASU 2014-09 by one year. Under such deferral, the adoption of ASU 2014-09 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted, but not before our original effective date of January 1, 2017.  We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

June 30, 2015

(unaudited)

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

(3)  Net Investment in Notes Receivable

As of June 30, 2015 and December 31, 2014, we had net investment in notes receivable on non-accrual status of $268,975 and $966,359, respectively, and no net investment in notes receivable that was past due 90 days or more and still accruing.

Net investment in notes receivable consisted of the following:

	June 30, 2015	December 31, 2014
Principal outstanding (1)	$51,274,560	$59,474,788
Initial direct costs	343,657	522,261
Deferred fees	(487,735)	(645,053)
Credit loss reserve (2)	-	(631,986)
Net investment in notes receivable (3)	51,130,482	58,720,010
Less: current portion of net investment in notes receivable	6,949,503	6,482,004
Net investment in notes receivable, less current portion	$44,180,979	$52,238,006

(1) As of June 30, 2015 and December 31, 2014, total principal outstanding related to our impaired loan of $268,975 and $1,598,345, respectively, was related to VAS (defined below).
(2) As of June 30, 2015 and December 31, 2014, the credit loss reserve of $0 and $631,986, respectively, was related to VAS.
(3) As of June 30, 2015 and December 31, 2014, net investment in notes receivable related to our impaired loan was $268,975 and $966,359, respectively.

During the year ended December 31, 2014, VAS Aero Services, LLC (“VAS”) experienced financial hardship resulting in its failure to make the final monthly payment under the secured term loan as well as the balloon payment due on the October 6, 2014 maturity date. As a result, our Manager determined that we should record a credit loss reserve based on an estimated liquidation value of VAS’s inventory and accounts receivable. Accordingly, the loan was placed on non-accrual status and a credit loss reserve of $631,986 was recorded during the year ended December 31, 2014 based on our pro-rata share of the liquidation value of the collateral. The value of the collateral was based on a third-party appraisal using a sales comparison approach. As of December 31, 2014, the net carrying value of the loan was $966,359. In March 2015, the 90-day standstill period provided for in the loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continued to charge VAS forbearance fees. Although discussions among the parties were still ongoing, these factors resulted in our Manager making a determination to record an additional credit loss reserve of $362,665 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. The forced liquidation value of the collateral was primarily based on a third-party appraisal using a sales comparison approach. On July 23, 2015, we sold all of our interest in the loan to GB Loan, LLC (“GB”) for $268,975.  As a result, we recorded an additional credit loss of $334,719

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

and wrote off the credit loss reserve and corresponding balance of the loan of $1,329,370 during the three months ended June 30, 2015. As of June 30, 2015, the net carrying value of the loan was $268,975. No finance income was recognized since the date the loan was considered impaired. Accordingly, no finance income was recognized for the three and six months ended June 30, 2015. Finance income recognized on the loan prior to recording the credit loss reserve was $59,338 and $125,290 for the three and six months ended June 30, 2014, respectively.

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

On May 7 and July 15, 2015, NARL Marketing Inc. and certain of its affiliates (collectively, “NARL”) made partial prepayments on its secured term loan of $827,333 and $6,296,855, respectively, pursuant to the excess cash sweep provision of the loan agreement. On August 6, 2015, NARL satisfied its obligations in full by making a prepayment of $4,319,854, comprised of all outstanding principal and unpaid interest. No significant income or loss was recognized as a result of these transactions.

Credit loss allowance activities for the three months ended June 30, 2015 were as follows:

Credit Loss Allowance
Allowance for credit loss as of March 31, 2015	$994,651
Provisions	334,719
Write-offs, net of recoveries	(1,329,370)
Allowance for credit loss as of June 30, 2015	$-

Credit loss allowance activities for the six months ended June 30, 2015 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2014	$631,986
Provisions	697,384
Write-offs, net of recoveries	(1,329,370)
Allowance for credit loss as of June 30, 2015	$-

There was no allowance for credit loss as of June 30, 2014 and no related activities during the three and six months ended June 30, 2014.

(4) Net Investment in Finance Leases

As of June 30, 2015 and December 31, 2014, we had net investment in finance leases on non-accrual status of $700,000 and $0, respectively, and no net investment in finance leases that was past due 90 days or more and still accruing.

Net investment in finance leases consisted of the following:

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

	June 30, 2015	December 31, 2014
Minimum rents receivable (1)	$86,885,897	$95,179,750
Estimated unguaranteed residual values	7,960,055	7,988,228
Initial direct costs	1,636,687	1,878,164
Unearned income	(26,982,615)	(30,760,420)
Credit loss reserve (2)	(4,166,000)	-
Net investment in finance leases	65,334,024	74,285,722
Less: current portion of net investment in finance leases	7,128,163	12,142,423
Net investment in finance leases, less current portion	$58,205,861	$62,143,299

(1)

 As of June 30, 2015, the total minimum rents receivable related to our impaired finance lease of $4,866,000 was related to Patriot Coal (defined below). As of December 31, 2014, we had no impaired finance lease.

(2)	As of June 30, 2015, the credit loss reserve of $4,166,000 was related to Patriot Coal.

On May 12, 2015, Patriot Coal Corporation (“Patriot Coal”) commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court for the Eastern District of Virginia. On July 24, 2015, Patriot Coal notified us that it was terminating the lease prior to its August 1, 2015 expiration date and that it would not be making the balloon payment of $4,866,000 due at the end of the lease term. We subsequently agreed with Patriot Coal to extend the term of the lease by one month and to reduce the balloon payment to $700,000, subject to the bankruptcy court’s approval. If approved, our bankruptcy claim against Patriot Coal will be strengthened from an unsecured to an administrative claim. Upon our receipt of the balloon payment, title to the underlying equipment will be transferred to Patriot Coal. As a result, the finance lease was placed on non-accrual status and a credit loss of $4,151,594 was recorded during the three months ended June 30, 2015. For the three months ended June 30, 2015 and 2014, we recognized finance income of $0 and $11,772, respectively.  For the six months ended June 30, 2015 and 2014, we recognized finance income of $9,694 and $24,589, respectively.  As of June 30, 2015 and December 31, 2014, the net investment in finance lease related to Patriot Coal was $700,000 and $5,741,902, respectively.

(5) Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	June 30, 2015	December 31, 2014
Offshore oil field services equipment	$84,324,285	$84,324,285
Mining equipment	6,858,074	6,858,074
Leased equipment at cost	91,182,359	91,182,359
Less: accumulated depreciation	21,935,409	18,430,584
Leased equipment at cost, less accumulated depreciation	$69,246,950	$72,751,775

Depreciation expense was $2,181,075 and $1,227,615 for the three months ended June 30, 2015 and 2014, respectively. Depreciation expense was $4,362,524 and $3,114,154 for the six months ended June 30, 2015 and 2014, respectively. Included in depreciation expense for the three and six months ended June 30, 2015 was $428,850 and $857,699, respectively, related to the Aegean Express and the Arabian Express, which were reclassified from leased equipment at cost to vessels on our consolidated balance sheets in April 2014. Included in depreciation expense for the three and six months ended June 30, 2014 was $66,401 related to our vessels, the Aegean Express and Arabian Express.

(6) Investment in Joint Ventures

On December 22, 2011, ICON Mauritius MI I, LLC (“ICON Mauritius MI I”), a joint venture owned 25% by us and 75% by ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), an entity also managed by our Manager, made a $20,124,000 subordinated term loan to Jurong Aromatics Corporation Pte. Ltd. (“JAC”).

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

On May 15, 2013, ICON Mauritius MI II, LLC (“ICON Mauritius MI II”), a joint venture owned 21% by us, 39% by ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and 40% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), each an entity also managed by our Manager, purchased a portion of an approximately $208,000,000 subordinated credit facility for JAC from Standard Chartered Bank (“Standard Chartered”) at $28,462,500.

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

During the three months ended June 30, 2015, the expected tolling arrangement did not commence and JAC’s stakeholders were unable to agree upon a restructuring plan. As a result, the manufacturing facility has not yet resumed operations and JAC continues to experience liquidity constraints. Accordingly, our Manager has determined that there is doubt regarding the ultimate collectability of the loan and facility. Our Manager visited JAC’s facility and continues to engage in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon recent discussions, the joint ventures may convert a portion of the loan and facility to equity and/or restructure the loan and facility. Based upon this proposal, our Manager believes that the joint ventures may potentially not be able to recover approximately $13,500,000 to $47,300,000 of the outstanding balance due under the loan and facility from JAC as of June 30, 2015. During the three months ended June 30, 2015, the joint ventures recognized a total credit loss of $33,264,710, which our Manager believes is the most likely outcome based on ongoing negotiations. Our share of the total credit loss for the three months ended June 30, 2015 was $7,834,118. An additional credit loss may be recorded by the joint ventures in future periods if a restructuring plan is not agreed upon or if an agreed upon plan results in less of a recovery from our current estimate. Our Manager has also assessed impairment under the equity method of accounting for our investment in these joint ventures and concluded that they are not impaired. During the three months ended June 30, 2015, the joint ventures placed the loan and facility on non-accrual status and no finance income was recognized.  As of June 30, 2015 and December 31, 2014, our total investment in the joint ventures was $8,494,483 and $15,838,805, respectively.

Information as to the results of operations of ICON Mauritius MI I is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$-	$1,007,884	$1,161,471	$1,992,661
Net (loss) income	$(15,922,160)	$807,824	$(14,946,710)	$1,606,365
Our share of net (loss) income	$(4,063,388)	$195,417	$(3,825,860)	$388,663

As of June 30, 2015 and December 31, 2014, our investment in ICON Mauritius MI I was $4,366,201 and $8,187,437, respectively.

Information as to the results of operations of ICON Mauritius MI II is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$-	$971,586	$1,152,580	$1,967,275
Net (loss) income	$(17,343,365)	$952,687	$(16,200,511)	$1,940,033
Our share of net (loss) income	$(3,759,965)	$190,767	$(3,528,975)	$388,937

As of June 30, 2015 and December 31, 2014, our investment in ICON Mauritius MI II was $4,128,282 and $7,651,368, respectively.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

(7) Non-Recourse Long-Term Debt

As of June 30, 2015 and December 31, 2014, we had non-recourse long-term debt obligations of $55,615,874 and $59,195,786, respectively. As of June 30, 2015, our non-recourse long-term debt obligations had maturity dates ranging from February 1, 2018 to April 8, 2022 and interest rates ranging from 5.04% to 7.50% per year.

All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease or loan, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of June 30, 2015 and December 31, 2014, the total carrying value of assets subject to non-recourse long-term debt was $102,261,670 and $107,226,456, respectively.

At June 30, 2015, we were in compliance with all covenants related to our non-recourse long-term debt.

(8) Transactions with Related Parties

We paid distributions to our Manager of $63,788 and $177,019 for the three and six months ended June 30, 2015, respectively. We paid distributions to our Manager of $63,778 and $127,552 for the three and six months ended June 30, 2014, respectively. Additionally, our Manager’s interest in the net loss attributable to us was $96,042 and $82,912 for the three and six months ended June 30, 2015, respectively. Our Manager’s interest in the net income attributable to us was $564,418 and $586,058 for the three and six months ended June 30, 2014, respectively.

Fees and other expenses incurred by us to our Manager or its affiliates were as follows:

			Three Months Ended		Six Months Ended
			June 30,		June 30,
Entity	Capacity	Description	2015	2014	2015	2014
ICON Capital, LLC	Manager	Acquisition fees(1)	$-	$2,272,500	$-	$3,884,570
ICON Capital, LLC	Manager	Management fees (2)	319,464	599,561	704,300	1,138,751
ICON Capital, LLC	Manager	Administrative expense
		reimbursements(2)	312,286	668,467	751,299	1,129,099
			$631,750	$3,540,528	$1,455,599	$6,152,420

(1)		Amount capitalized and amortized to operations.
(2)		Amount charged directly to operations.

At June 30, 2015 and December 31, 2014, we had a net payable due to our Manager and affiliates of $26,401 and $2,798,414, respectively, primarily related to administrative expense reimbursements. The administrative expense reimbursements incurred during the year ended December 31, 2014 included approximately $2,100,000 of professional fees and other costs in connection with our Manager’s proposed sale of our assets during our liquidation period. Our Manager may continue to incur additional professional fees and costs on our behalf as it continues to pursue the sale of our assets in one or more strategic transactions.

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

June 30, 2015

(unaudited)

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

As of June 30, 2015 and December 31, 2014, we no longer hold any derivative financial instruments.

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

Our derivative financial instrument not designated as a hedging instrument generated a (loss) gain on derivative financial instruments on our consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2014 of $(10,282) and $29,427, respectively. The loss recorded for the three months ended June 30, 2014 was comprised of losses of $4,038 relating to the interest rate swap contract and $6,244 relating to warrants. The gain recorded for the six months ended June 30, 2014 was comprised of a gain of $32,618 relating to interest rate swap contracts and a loss of $3,191 relating to warrants. These amounts were recorded as a component of loss on derivative financial instruments on our consolidated statements of comprehensive (loss) income.

Designated Derivatives

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

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

For these derivatives, we recorded the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss was subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the consolidated statements of comprehensive (loss) income as the impact of the hedged transaction. During the three and six months ended June 30, 2014, we recorded $3,431 of hedge ineffectiveness in earnings, which was included in loss on derivative financial instruments.

The table below presents the effect of our derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2014:

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

* For the three and six months ended June 30, 2014, a loss in the amount of approximately $361,000 was reclassified into earnings as a loss on derivative financial instruments as a result of the discontinuance of two cash flow hedges because it was probable that the original forecasted transactions would not occur by the end of the originally specified time period or within the additional period of time. These two cash flow hedges were related to the Leighton Eclipse and the Leighton Stealth, which were sold during the three months ended June 30, 2014.

(10) Fair Value Measurements

Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•         Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

•         Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•         Level 3: Pricing inputs that are generally unobservable and are supported by little or no market data.

Assets Measured at Fair Value on a Nonrecurring Basis

We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements. To determine the fair value when impairment indicators exist, we utilize different valuation approaches based on transaction-specific facts and circumstances to determine fair value, including, but not limited to, discounted cash flow models and the use of comparable transactions. The valuation of our financial assets, such as notes receivable or direct financing leases, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral.

The following table summarizes the valuation of our material financial assets measured at fair value on a nonrecurring basis, which is presented as of the date the credit loss was recorded, while the carrying value of the assets is presented as of June 30, 2015:

					Credit loss
	Carrying Value at	Fair Value at Impairment Date			for the Six Months Ended
	June 30, 2015	Level 1	Level 2	Level 3	June 30, 2015
Net investment in note receivable	$268,975	$-	$-	$268,975	$697,384

Our collateral dependent note receivable related to VAS was valued using inputs that are generally unobservable and are supported by little or no market data and was classified within Level 3. For the credit loss of $362,665 recorded during the three months ended March 31, 2015, the collateral dependent note receivable related to VAS was valued based primarily on the liquidation value of the collateral provided by an independent third-party appraiser. In July 2015, we sold all of our interest in the note receivable to a third party (see Note 3). For the credit loss of $334,719 recorded during the three months ended June 30, 2015, our note receivable related to VAS was valued based upon the agreed sales price of our interest in note receivable with a third party.

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

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The estimated fair value of our fixed-rate non-recourse long-term debt and seller’s credits was based on the discounted value of future cash flows related to the debt and seller’s credits based on a discount rate derived from the margin at inception, adjusted for material changes in risk, plus the applicable fixed rate based on the current interest rate curve. The fair value of the principal outstanding on fixed-rate notes receivable was derived using discount rates ranging between 7.22% and 13.50% as of June 30, 2015. The fair value of the principal outstanding on fixed-rate non-recourse long-term debt and the seller’s credits was derived using discount rates ranging between 1.38% and 7.64% as of June 30, 2015.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

	June 30, 2015
	Carrying	Fair Value
	Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$51,274,560	$47,775,151

Principal outstanding on fixed-rate non-recourse long-term debt	$55,615,874	$55,935,971

Seller's credits	$12,516,606	$12,927,949

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

In connection with certain debt obligations, we are required to maintain restricted cash accounts with certain banks. At June 30, 2015, we had restricted cash of approximately $2,093,000, which is presented within other non-current assets in our consolidated balance sheets.

During 2008, a joint venture, ICON EAR, LLC (“ICON EAR”), owned 55% by us and 45% by Fund Eleven, purchased and simultaneously leased semiconductor manufacturing equipment to Equipment Acquisition Resources, Inc. (“EAR”) for approximately $15,730,000. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR seeking the recovery of the lease payments that the trustee alleged were fraudulently transferred from EAR to ICON EAR. The complaint also sought the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that the ICON EAR received as security in connection with its investment. Our Manager filed an answer to the complaint that included certain affirmative defenses. Since that time, substantial discovery was completed.  Our Manager still believes these claims are unsupported by the facts, but given the risks, costs and uncertainty surrounding litigation in bankruptcy, our Manager would engage in prudent settlement discussions to resolve this matter expeditiously. At this time, we are unable to predict the outcome of this action or loss therefrom, if any; however, an adverse ruling or settlement may have a material impact on our consolidated financial position or results of operations.

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

We have entered into remarketing agreements with third parties.  Residual proceeds received in excess of specific amounts will be shared with these third parties in accordance with the terms of the remarketing agreements.  The present value of the obligations related to these agreements was approximately $75,000 at June 30, 2015.

(12) Subsequent Event

On August 7, 2015, the time charter for the Aegean Express was extended to October 7, 2015.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2014:

Notes Receivable

During the year ended December 31, 2014, VAS experienced financial hardship resulting in its failure to make the final monthly payment under the secured term loan as well as the balloon payment due on the October 6, 2014 maturity date. As a result, our Manager determined that we should record a credit loss reserve based on an estimated liquidation value of VAS’s inventory and accounts receivable. Accordingly, the loan was placed on non-accrual status and a credit loss reserve of $631,986 was recorded during the year ended December 31, 2014 based on our pro-rata share of the liquidation value of the collateral. The value of the collateral was based on a third-party appraisal using a sales comparison approach. As of December 31, 2014, the net carrying value of the loan was $966,359. In March 2015, the 90-day standstill period provided for in the loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continued to charge VAS forbearance fees. Although discussions among the parties were still ongoing, these factors resulted in our Manager making a determination to record an additional credit loss reserve of $362,665 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. The forced liquidation value of the collateral was primarily based on a third-party appraisal using a sales comparison approach. On July 23, 2015, we sold all of our interest in the loan to GB for $268,975. As a result, we recorded an additional credit loss of $334,719 and wrote off the credit loss reserve and corresponding balance of the loan of $1,329,370 during the three months ended June 30, 2015. As of June 30, 2015, the net carrying value of the loan was $268,975. No finance income was recognized since the date the loan was considered impaired. Accordingly, no finance income was recognized for the three and six months ended June 30, 2015. Finance income recognized on the loan prior to recording the credit loss reserve was $59,338 and $125,290 for the three and six months ended June 30, 2014, respectively.

On December 22, 2011, ICON Mauritius MI I made a $20,124,000 subordinated term loan to JAC. On May 15, 2013, ICON Mauritius MI II purchased a portion of an approximately $208,000,000 subordinated credit facility for JAC from Standard Chartered at $28,462,500. As of March 31, 2015, JAC was in technical default of the loan and facility as a result of its failure to provide certain financial data to us. In addition, JAC realized lower than expected operating results caused in part by a temporary shutdown of its manufacturing facility due to technical constraints that have since been resolved.  As a result, JAC failed to make the expected payments that were due to the joint ventures during the three months ended March 31, 2015.  Although these delayed payments did not trigger a payment default under the loan agreements, the interest rate payable by JAC under the loan and facility increased from 12.5% to 15.5%. During the three months ended June 30, 2015, the expected tolling arrangement did not commence and JAC’s stakeholders were unable to agree upon a restructuring plan. As a result, the manufacturing facility has not yet resumed operations and JAC continues to experience liquidity constraints. Accordingly, our Manager has determined that there is doubt regarding the ultimate collectability of the loan and facility. Our Manager visited JAC’s facility and continues to engage in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon recent discussions, the joint ventures may convert a portion of the loan and facility to equity and/or restructure the loan and facility. Based upon this proposal, our Manager believes that the joint ventures may potentially not be able to recover approximately $13,500,000 to $47,300,000 of the outstanding balance due under the loan and facility from JAC as of June 30, 2015. During the three months ended June 30, 2015, the joint ventures recognized a total credit loss of $33,264,710, which our Manager believes is the most likely outcome based on ongoing negotiations. Our share of the total credit loss for the three months ended June 30, 2015 was $7,834,118. An additional credit loss may be recorded by the joint ventures in future periods if a restructuring plan is not agreed upon or if an agreed upon plan results in less of a recovery from our current estimate. Our Manager has also assessed impairment under the equity method of accounting for our investment in these joint ventures and concluded that they are not impaired. During the three months ended June 30, 2015, the joint ventures placed the loan and facility on non-accrual status and no finance income was recognized. As of June 30, 2015 and December 31, 2014, our total investment in the joint ventures was $8,494,483 and $15,838,805, respectively.

On January 30, 2015, Superior satisfied its obligations in connection with a secured term loan scheduled to mature on September 10, 2017 by making a prepayment of approximately $4,191,000, comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $122,000. As a result, we recognized additional finance income of approximately $51,000.

On May 7 and July 15, 2015, NARL made partial prepayments on its secured term loan of $827,333 and $6,296,855, respectively, pursuant to the excess cash sweep provision of the loan agreement. On August 6, 2015, NARL satisfied its obligations in full by making a prepayment of $4,319,854, comprised of all outstanding principal and unpaid interest. No significant income or loss was recognized as a result of these transactions.

Coal Drag Line

On May 12, 2015, Patriot Coal commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court for the Eastern District of Virginia. On July 24, 2015, Patriot Coal notified us that it was terminating the lease prior to its August 1, 2015 expiration date and that it would not be making the balloon payment of $4,866,000 due at the end of the lease term. We subsequently agreed with Patriot Coal to extend the term of the lease by one month and to reduce the balloon payment to $700,000, subject to the bankruptcy court’s approval. If approved, our bankruptcy claim against Patriot Coal will be strengthened from an unsecured to an administrative claim. Upon our receipt of the balloon payment, title to the underlying equipment will be transferred to Patriot Coal. As a result, the finance lease was placed on non-accrual status and a credit loss of $4,151,594 was recorded during the three months ended June 30, 2015. For the three months ended June 30, 2015 and 2014, we recognized finance income of $0 and $14,106, respectively. For the six months ended June 30, 2015 and 2014, we recognized finance income of $9,694 and $24,589, respectively. As of June 30, 2015 and December 31, 2014, the net investment in finance lease related to Patriot Coal was $700,000 and $5,741,902, respectively.

Subsequent Event

On August 7, 2015, the time charter for the Aegean Express was extended to October 7, 2015.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will become effective for us on January 1, 2018, including interim periods within that reporting period, following approval by FASB to defer the effective date by one year. Early adoption is permitted, but not before our original effective date of January 1, 2017. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which will become effective for us on our fiscal year ending December 31, 2016. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

In January 2015, FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items, which will become effective for us on January 1, 2016. The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements.

In February 2015, FASB issued ASU 2015-02, Consolidation – Amendments to the Consolidation Analysis, which will become effective for us on January 1, 2016. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, Interest – Imputation of Interest, which will become effective for us on January 1, 2016. We are currently in the process of evaluating the impact of the adoption of ASU 2015-03 on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2015 (the “2015 Quarter”) and 2014 (the “2014 Quarter”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	June 30, 2015		December 31, 2014
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Tanker vessels	$37,205,224	32%	$37,998,931	29%
Platform supply vessels	21,002,938	18%	21,589,043	16%
Mining equipment	20,122,756	17%	22,184,672	17%
Energy equipment	10,108,423	9%	11,473,409	9%
Trailers	9,825,547	8%	9,809,033	7%
Transportation	7,306,045	6%	8,360,217	6%
Printing equipment	7,238,367	6%	8,086,659	6%
Lubricant manufacturing equipment	2,686,231	2%	2,703,292	2%
Coal drag line	700,000	1%	5,741,902	4%
Aircraft engines	268,975	1%	966,359	1%
Tube manufacturing equipment	-	-	4,092,215	3%
	$116,464,506	100%	$133,005,732	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During the 2015 Quarter and the 2014 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2015 Quarter	2014 Quarter
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	24%	-
Siva Global Ships Limited	Tanker vessels	22%	1%
Spurlock Mining, LLC	Mining equipment	18%	1%
D&T Holdings, LLC	Transportation	11%	1%
Leighton Holdings Limited	Offshore oil field services equipment	-	96%
		75%	99%

Interest income from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of comprehensive (loss) income.

Non-performing Assets within Financing Transactions

As of June 30, 2015 and December 31, 2014, the net carrying value of our impaired loan related to VAS was $268,975 and $966,359, respectively. In March 2015, the 90-day standstill period provided for in the loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continued to charge VAS forbearance fees. Although discussions among the parties were still ongoing, these factors resulted in our Manager making a determination to record an additional credit loss reserve of $362,665 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. The forced liquidation value of the collateral was primarily based on a third-party appraisal using a sales comparison approach. On July 23, 2015, we sold all of our interest in the loan to GB for $268,975. As a result, we recorded an additional credit loss of $334,719 and wrote off the credit loss reserve and corresponding balance of the loan of $1,329,370 during the 2015 Quarter. No finance income was recognized since the date the loan was considered impaired during the three months ended December 31, 2014. Accordingly, no finance income was recognized for the 2015 Quarter. Finance income recognized on the loan prior to recording the credit loss reserve was $59,338 for the 2014 Quarter.

On May 12, 2015, Patriot Coal commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court for the Eastern District of Virginia. On July 24, 2015, Patriot Coal notified us that it was terminating the lease prior to its August 1, 2015 expiration date and that it would not be making the balloon payment of $4,866,000 due at the end of the lease term. We subsequently agreed with Patriot Coal to extend the term of the lease by one month and to reduce the balloon payment to $700,000, subject to the bankruptcy court’s approval. If approved, our bankruptcy claim against Patriot Coal will be strengthened from an unsecured to an administrative claim. As a result, the finance lease was placed on non-accrual status and a credit loss of $4,151,594 was recorded during the 2015 Quarter. For the 2015 Quarter and the 2014 Quarter, we recognized finance income of $0 and $11,772, respectively. As of June 30, 2015 and December 31, 2014, the net investment in finance lease related to Patriot Coal was $700,000 and $5,741,902, respectively.

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	June 30, 2015		December 31, 2014
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Offshore oil field services equipment	$63,659,784	92%	$66,356,257	91%
Mining equipment	5,587,166	8%	6,395,518	9%
	$69,246,950	100%	$72,751,775	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost as of each reporting date.

During the 2015 Quarter and the 2014 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2015 Quarter	2014 Quarter
Swiber Holdings Limited	Offshore oil field services equipment	52%	90%
Pacific Crest Pte. Ltd.	Offshore oil field services equipment	33%	8%
Murray Energy Corporation	Mining equipment	15%	-
		100%	98%

Revenue and other income for the 2015 Quarter and the 2014 Quarter is summarized as follows:

	Three Months Ended June 30,
	2015	2014	Change
Finance income	$3,498,451	$58,463,355	$(54,964,904)
Rental income	3,532,158	2,609,028	923,130
Time charter revenue	1,593,787	1,460,867	132,920
(Loss) income from investment in joint ventures	(7,279,778)	1,204,994	(8,484,772)
Loss on lease termination	-	(18,800)	18,800
Total revenue and other income	$1,344,618	$63,719,444	$(62,374,826)

Total revenue and other income for the 2015 Quarter decreased $62,374,826, or 97.9%, as compared to the 2014 Quarter. The decrease was primarily attributable to lower finance income related to the gain on exercise of purchase options associated with the Leighton Stealth, the Leighton Eclipse and the Leighton Faulkner (collectively, the “Leighton Vessels”) by Leighton Offshore Pte. Ltd. (“Leighton”) during the 2014 Quarter and our share of the loss from investment in joint ventures related to JAC due to the credit loss reserve recorded during the 2015 Quarter (see “Recent Significant Transactions” above). These decreases were partially offset by finance income generated by new leases that we entered into subsequent to the 2014 Quarter, as well as an increase in rental income due to new leases that we entered into with Pacific Crest Pte. Ltd. (“Pacific Crest”) and Murray Energy Corporation and certain of its affiliates (collectively, “Murray”) during or subsequent to the 2014 Quarter.

Expenses for the 2015 Quarter and the 2014 Quarter are summarized as follows:

	Three Months Ended June 30,
	2015	2014	Change
Management fees	$319,464	$599,561	$(280,097)
Administrative expense reimbursements	312,286	668,467	(356,181)
General and administrative	616,048	487,545	128,503
Interest	1,030,421	1,558,245	(527,824)
Depreciation	2,181,075	1,227,615	953,460
Credit loss, net	4,486,313	-	4,486,313
Vessel operating	924,100	1,369,672	(445,572)
Loss on derivative financial instruments	-	365,467	(365,467)
Total expenses	$9,869,707	$6,276,572	$3,593,135

Total expenses for the 2015 Quarter increased $3,593,135, or 57.2%, as compared to the 2014 Quarter. The increase was primarily attributable to the recognition of the credit loss related to Patriot Coal during the 2015 Quarter and an increase in depreciation expense due to entering into two new operating leases during or subsequent to the 2014 Quarter. These increases were partially offset by (i) lower interest expense as a result of the repayment of our non-recourse long-term debt associated with the Leighton Vessels that were sold during the 2014 Quarter, (ii) higher vessel operating expenses, which included certain one-time fees, during the 2014 Quarter related to the Aegean Express and Arabian Express as we commenced operating such vessels in April 2014, (iii) the termination of our derivative financial instruments during the 2014 Quarter resulting in no loss related to such instruments for the 2015 Quarter, (iv) a decrease in administrative expense reimbursements due to lower costs incurred on our behalf by our Manager and (v) a decrease in management fees primarily due to the sale of our interest in the loans with Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd. (collectively, “Ocean Navigation”) and the prepayment by NTS Communications, Inc. and certain of its affiliates (collectively, “NTS”) during the 2014 Quarter.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $78,025, from $1,001,041 in the 2014 Quarter to $1,079,066 in the 2015 Quarter. The increase was primarily due to two new consolidated joint ventures that we entered into during or subsequent to the 2014 Quarter.

Other Comprehensive Income

Other comprehensive income decreased $346,668, from $346,668 in the 2014 Quarter to $0 in the 2015 Quarter. The decrease was primarily due to the termination or maturity of all our designated interest rates swaps in April 2014, which resulted in the reclassification from AOCI to interest expense and loss on derivative financial instruments during the 2014 Quarter.

Net (Loss) Income Attributable to Fund Twelve

 As a result of the foregoing factors, net (loss) income attributable to us for the 2015 Quarter and the 2014 Quarter was $(9,604,155) and $56,441,831, respectively. Net (loss) income attributable to us per weighted average additional share of limited liability company interests (“Share”) outstanding for the 2015 Quarter and the 2014 Quarter was $(27.30) and $160.41, respectively.

Results of Operations for the Six Months Ended June 30, 2015 (the “2015 Period”) and 2014 (the “2014 Period”)

The following percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of finance income or rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Financing Transactions

During the 2015 Period and the 2014 Period, certain customers generated a significant portion (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2015 Period	2014 Period
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	24%	-
Siva Global Ships Limited	Tanker vessels	21%	1%
Spurlock Mining, LLC	Mining equipment	18%	1%
D&T Holdings, LLC	Transportation	11%	1%
Leighton Holdings Limited	Offshore oil field services equipment	-	94%
		74%	97%

Interest income from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of comprehensive (loss) income.

Non-performing Assets within Financing Transactions

As of June 30, 2015 and December 31, 2014, the net carrying value of our impaired loan related to VAS was $268,975 and $966,359, respectively. In March 2015, the 90-day standstill period provided for in the loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continued to charge VAS forbearance fees. Although discussions among the parties were still ongoing, these factors resulted in our Manager making a determination to record an additional credit loss reserve of $362,665 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. The forced liquidation value of the collateral was primarily based on a third-party appraisal using a sales comparison approach. On July 23, 2015, we sold all of our interest in the loan to GB for $268,975. As a result, we recorded an additional credit loss of $334,719 and wrote off the credit loss reserve and corresponding balance of the loan of $1,329,370 during the 2015 Period. No finance income was recognized since the date the loan was considered impaired during the three months ended December 31, 2014. Accordingly, no finance income was recognized for the 2015 Period. Finance income recognized on the loan prior to recording the credit loss reserve was $125,290 for the 2014 Period.

On May 12, 2015, Patriot Coal commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court for the Eastern District of Virginia. On July 24, 2015, Patriot Coal notified us that it was terminating the lease prior to its August 1, 2015 expiration date and that it would not be making the balloon payment of $4,866,000 due at the end of the lease term. We subsequently agreed with Patriot Coal to extend the term of the lease by one month and to reduce the balloon payment to $700,000, subject to the bankruptcy court’s approval. If approved, our bankruptcy claim against Patriot Coal will be strengthened from an unsecured to an administrative claim.  As a result, the finance lease was placed on non-accrual status and a credit loss of $4,151,594 was recorded during the 2015 Period. For the 2015 Period and the 2014 Period, we recognized finance income of $9,694 and $24,589, respectively. As of June 30, 2015 and December 31, 2014, the net investment in finance lease related to Patriot Coal was $700,000 and $5,741,902, respectively.

Operating Lease Transactions

During the 2015 Period and the 2014 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2015 Period	2014 Period
Swiber Holdings Limited	Offshore oil field services equipment	52%	71%
Pacific Crest Pte. Ltd.	Offshore oil field services equipment	33%	4%
Murray Energy Corporation	Mining equipment	15%	-
Vroon Group B.V.	Marine - container vessels	-	25%
		100%	100%

Revenue and other income for the 2015 Period and the 2014 Period is summarized as follows:

	Six Months Ended June 30,
	2015	2014	Change
Finance income	$7,163,516	$61,938,747	$(54,775,231)
Rental income	7,064,315	6,640,999	423,316
Time charter revenue	2,965,098	1,460,867	1,504,231
(Loss) income from investment in joint ventures	(6,682,551)	1,844,350	(8,526,901)
Loss on lease termination	-	(18,800)	18,800
Total revenue and other income	$10,510,378	$71,866,163	$(61,355,785)

Total revenue and other income for the 2015 Period decreased $61,355,785, or 85.4%, as compared to the 2014 Period. The decrease was primarily attributable to lower finance income related to the gain on exercise of purchase options associated with the Leighton Vessels by Leighton during the 2014 Period and our share of the loss from investment in joint ventures related to JAC due to the credit loss reserve recorded during the 2015 Period (see “Recent Significant Transactions” above). These decreases were partially offset by an increase in time charter revenue related to the Aegean Express and the Arabian Express as we commenced operating such vessels in April 2014 and rental income generated by new leases that we entered into with Pacific Crest and Murray during or subsequent to the 2014 Period.

Expenses for the 2015 Period and the 2014 Period are summarized as follows:

	Six Months Ended June 30,
	2015	2014	Change
Management fees	$704,300	$1,138,751	$(434,451)
Administrative expense reimbursements	751,299	1,129,099	(377,800)
General and administrative	1,523,095	1,574,065	(50,970)
Interest	2,080,411	2,983,221	(902,810)
Depreciation	4,362,524	3,114,154	1,248,370
Credit loss, net	4,848,978	-	4,848,978
Vessel operating	2,420,756	1,369,672	1,051,084
Loss on derivative financial instruments	-	329,190	(329,190)
Total expenses	$16,691,363	$11,638,152	$5,053,211

Total expenses for the 2015 Period increased $5,053,211, or 43.4%, as compared to the 2014 Period. The increase was primarily attributable to (i) the recognition of the credit loss related to Patriot Coal during the 2015 Period, (ii) an increase in depreciation expense due to entering into two new operating leases during or subsequent to the 2014 Period and (iii) an increase in vessel operating expenses related to the Aegean Express and the Arabian Express as we commenced operating such vessels in April 2014. These increases were partially offset by (i) lower interest expense as a result of the repayment of our non-recourse long-term debt associated with the Leighton Vessels that were sold during the 2014 Period, (ii) a decrease in management fees primarily due to the sale of our interest in the loans with Ocean Navigation and the prepayment by NTS during the 2014 Quarter and (iii) a decrease in administrative expense reimbursements due to lower costs incurred on our behalf by our Manager.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $488,026, from $1,622,162 in the 2014 Period to $2,110,188 in the 2015 Period. The increase was primarily due to two new consolidated joint ventures that we entered into during or subsequent to the 2014 Period.

  Other Comprehensive Income

Other comprehensive income decreased $629,580, from $629,580 in the 2014 Period to $0 in the 2015 Period. The decrease was primarily due to the termination or maturity of all our designated interest rate swaps in April 2014, which resulted in the reclassification from AOCI to interest expense and loss on derivative financial instruments during the 2014 Period and the change in fair value of our designated interest rate swaps during the 2014 Period.

Net (Loss) Income Attributable to Fund Twelve

 As a result of the foregoing factors, net (loss) income attributable to us for the 2015 Period and the 2014 Period was $(8,291,173) and $58,605,849, respectively. Net (loss) income attributable to us per weighted average additional Share outstanding for the 2015 Period and the 2014 Period was $(23.56) and $166.56, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2015 compared to December 31, 2014.

Total Assets

Total assets decreased $35,024,031, from $267,429,193 at December 31, 2014 to $232,405,162 at June 30, 2015. The decrease was primarily due to (i) cash generated from our investments being used to pay distributions to our members and noncontrolling interests and to repay our non-recourse long-term debt and a portion of certain liabilities due to our Manager during the 2015 Period, (ii) the loss from our investment in joint ventures as a result of the credit loss recorded by our joint ventures, (iii) depreciation of our leased equipment and vessels and (iv) the credit loss related to our finance lease with Patriot Coal.

Current Assets

Current assets decreased $12,143,358, from $34,655,589 at December 31, 2014 to $22,512,231 at June 30, 2015. The decrease was primarily due to cash generated from our investments being used to pay distributions to our members and noncontrolling interests and to repay our non-recourse long-term debt and a portion of certain liabilities due to our Manager during the 2015 Period. In addition, we recognized a credit loss related to our finance lease with Patriot Coal.

Total Liabilities

Total liabilities decreased $7,393,357, from $76,549,257 at December 31, 2014 to $69,155,900 at June 30, 2015. The decrease was primarily due to (i) the repayment of our non-recourse long-term debt, (ii) the partial repayment of liabilities due to our Manager for expenses incurred in connection with a proposed sale of our assets during our liquidation period in 2014 and (iii) the payment of certain accrued liabilities during the 2015 Period. Our Manager may continue to incur additional professional fees and costs on our behalf as it continues to pursue the sale of our assets in one or more strategic transactions.

Current Liabilities

Current liabilities decreased $3,866,296, from $12,240,238 at December 31, 2014 to $8,373,942 at June 30, 2015. The decrease was primarily due to the partial repayment of liabilities due to our Manager for expenses incurred in connection with a proposed sale of our assets during our liquidation period in 2014 and the payment of certain accrued liabilities during the 2015 Period.

Equity

Equity decreased $27,630,674, from $190,879,936 at December 31, 2014 to $163,249,262 at June 30, 2015. The decrease was primarily due to distributions to our members and noncontrolling interests during the 2015 Period and our net loss during the 2015 Period.

Liquidity and Capital Resources

Summary

At June 30, 2015 and December 31, 2014, we had cash and cash equivalents of $6,946,690 and $15,410,563, respectively. Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of June 30, 2015, the cash reserve was $1,738,435. During our operating period, our main source of cash was typically from operating activities and our main use of cash was in investing and financing activities. During our liquidation period, which commenced on May 1, 2014, we expect our main sources of cash will be from the collection of income and principal on our notes receivable and finance leases and proceeds from the sale of assets held directly by us or indirectly by our joint ventures and our main use of cash will be for distributions to our members and noncontrolling interests. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we meet our debt obligations, pay distributions to our members and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Cash Flows

Operating Activities

Cash provided by operating activities decreased $2,090,965, from $11,205,519 in the 2014 Period to $9,114,554 in the 2015 Period. The decrease was primarily due to a decrease in the collection of finance income as a result of the termination or expiration of certain finance leases as well as the timing of payments of certain of our liabilities.

Investing Activities

Cash provided by investing activities decreased $61,175,839, from $68,627,013 in the 2014 Period to $7,451,174 in the 2015 Period. The decrease was primarily due to (i) proceeds received from the exercise of purchase options related to the Leighton Vessels during the 2014 Period, (ii) less principal received on notes receivable primarily due to the sale of our interest in the loans with Ocean Navigation and the prepayment by NTS during the 2014 Period and (iii) lower distributions from our investment in joint ventures during the 2015 Period. These decreases were partially offset by less cash used to purchase equipment and invest in notes receivable during the 2015 Period.

Financing Activities

Cash used in financing activities decreased $6,104,031, from $31,133,632 in the 2014 Period to $25,029,601 in the 2015 Period. The decrease was primarily due to a larger repayment on our non-recourse long-term debt during the 2014 Period as a result of the sale of the Leighton Vessels, partially offset by (i) less investments made by noncontrolling interests, (ii) less proceeds received from our revolving line of credit and non-recourse long-term debt, and (iii) higher distributions paid to our members.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at June 30, 2015 and December 31, 2014 of $55,615,874 and $59,195,786, respectively. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying loan or lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of June 30, 2015 and December 31, 2014, the total carrying value of assets subject to non-recourse long-term debt was $102,261,670 and $107,226,456, respectively.

At June 30, 2015, we were in compliance with all covenants related to our non-recourse long-term debt.

Distributions

We, at our Manager’s discretion, paid monthly distributions to each of our additional members beginning with the first month after each such member’s admission through the end of our operating period, which was April 30, 2014. We paid distributions of $177,019, $17,524,847 and $3,805,649 to our Manager, additional members and noncontrolling interests, respectively, during the 2015 Period. During our liquidation period, we have paid and will continue to pay distributions in accordance with the terms our LLC Agreement. We expect that distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

In connection with certain debt obligations, we are required to maintain restricted cash accounts with certain banks. At June 30, 2015, we had restricted cash of approximately $2,093,000, which is presented within other non-current assets in our consolidated balance sheets.

During 2008, a joint venture, ICON EAR, owned 55% by us and 45% by Fund Eleven, purchased and simultaneously leased semiconductor manufacturing equipment to EAR for approximately $15,730,000. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR seeking the recovery of the lease payments that the trustee alleged were fraudulently transferred from EAR to ICON EAR. The complaint also sought the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that ICON EAR received as security in connection with its investment. Our Manager filed an answer to the complaint that included certain affirmative defenses. Since that time, substantial discovery was completed.  Our Manager still believes these claims are unsupported by the facts, but given the risks, costs and uncertainty surrounding litigation in bankruptcy, our Manager would engage in prudent settlement discussions to resolve this matter expeditiously. At this time, we are unable to predict the outcome of this action or loss therefrom, if any; however, an adverse ruling or settlement may have a material impact on our consolidated financial position or results of operations.

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

We have entered into remarketing agreements with third parties.  Residual proceeds received in excess of specific amounts will be shared with these third parties in accordance with the terms of the remarketing agreements.  The present value of the obligations related to these agreements was approximately $75,000 at June 30, 2015.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2015, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Shares during the three months ended June 30, 2015.

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

101.INS       XBRL Instance Document.

101.SCH     XBRL Taxonomy Extension Schema Document.

101.CAL     XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF      XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB     XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE      XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICON Leasing Fund Twelve, LLC

(Registrant)

By: ICON Capital, LLC

      (Manager of the Registrant)

August 13, 2015

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap Managing Director
(Principal Financial and Accounting Officer)