Form 10-Q
period 2015-09-30
ICON LEASING FUND TWELVE, LLC
filed 2015-11-13
CIK 1377848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2015

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53189

ICON Leasing Fund Twelve, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5651009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

Number of outstanding shares of limited liability company interests of the registrant on November 6, 2015 is 348,335.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,039,289	$15,410,563
Current portion of net investment in notes receivable	4,688,843	6,482,004
Current portion of net investment in finance leases	6,934,883	12,142,423
Other current assets	2,197,459	620,599
Total current assets	32,860,474	34,655,589
Non-current assets:
Net investment in notes receivable, less current portion	28,825,596	52,238,006
Net investment in finance leases, less current portion	56,033,723	62,143,299
Leased equipment at cost (less accumulated depreciation of
$23,687,251 and $18,430,584, respectively)	67,495,108	72,751,775
Vessels (less accumulated depreciation of
$2,573,095 and $1,286,547, respectively)	6,540,000	18,266,677
Investment in joint ventures	14,286,198	25,235,827
Other non-current assets	2,744,045	2,138,020
Total non-current assets	175,924,670	232,773,604
Total assets	$208,785,144	$267,429,193
Liabilities and Equity
Current liabilities:
Current portion of non-recourse long-term debt	$6,245,085	$7,332,765
Deferred revenue	149,381	167,813
Due to Manager and affiliates, net	289,253	2,798,414
Accrued expenses and other current liabilities	1,350,421	1,941,246
Total current liabilities	8,034,140	12,240,238
Non-current liabilities:
Non-recourse long-term debt, less current portion	43,380,654	51,863,021
Seller's credits	12,631,291	12,295,998
Other non-current liabilities	150,000	150,000
Total non-current liabilities	56,161,945	64,309,019
Total liabilities	64,196,085	76,549,257
Commitments and contingencies (Note 12)
Equity:
Members’ equity:
Additional members	119,830,644	162,960,082
Manager	(1,900,895)	(1,465,243)
Total members’ equity	117,929,749	161,494,839
Noncontrolling interests	26,659,310	29,385,097
Total equity	144,589,059	190,879,936
Total liabilities and equity	$208,785,144	$267,429,193

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue and other income:
Finance income	$3,546,182	$3,537,229	$10,709,698	$65,475,976
Rental income	3,532,157	3,570,323	10,596,472	10,211,322
Time charter revenue	1,219,751	1,362,719	4,184,849	2,823,586
(Loss) income from investment in joint ventures	(3,668,760)	850,244	(10,351,311)	2,694,594
Loss on lease termination	-	-	-	(18,800)
Total revenue and other income	4,629,330	9,320,515	15,139,708	81,186,678
Expenses:
Management fees	431,142	461,974	1,135,442	1,600,725
Administrative expense reimbursements	316,839	519,915	1,068,138	1,649,014
General and administrative	553,965	539,439	2,077,060	2,113,504
Interest	1,020,040	1,125,819	3,100,451	4,109,040
Depreciation	2,180,691	1,831,701	6,543,215	4,945,855
Credit loss, net	-	-	4,848,978	-
Impairment loss	10,440,129	70,412	10,440,129	70,412
Vessel operating	999,825	1,713,438	3,420,581	3,083,110
Loss on derivative financial instruments	-	43,126	-	372,316
Total expenses	15,942,631	6,305,824	32,633,994	17,943,976
Net (loss) income	(11,313,301)	3,014,691	(17,494,286)	63,242,702
Less: net income attributable to noncontrolling interests	996,098	1,043,190	3,106,286	2,665,352
Net (loss) income attributable to Fund Twelve	(12,309,399)	1,971,501	(20,600,572)	60,577,350

Other comprehensive income:
Change in fair value of derivative financial instruments	-	-	-	282,919
Reclassification adjustment for losses on derivative financial
instruments due to early termination	-	-	-	346,668
Currency translation adjustment during the period	-	21	-	14
Total other comprehensive income	-	21	-	629,601
Comprehensive (loss) income	(11,313,301)	3,014,712	(17,494,286)	63,872,303
Less: comprehensive income attributable to noncontrolling interests	996,098	1,043,190	3,106,286	2,665,352
Comprehensive (loss) income attributable to Fund Twelve	$(12,309,399)	$1,971,522	$(20,600,572)	$61,206,951

Net (loss) income attributable to Fund Twelve allocable to:
Additional members	$(12,186,305)	$1,951,786	$(20,394,566)	$59,971,577
Manager	(123,094)	19,715	(206,006)	605,773
	$(12,309,399)	$1,971,501	$(20,600,572)	$60,577,350
Weighted average number of additional shares of limited liability
company interests outstanding	348,335	348,335	348,335	348,335
Net (loss) income attributable to Fund Twelve per weighted average
additional share of limited liability company interests outstanding	$(34.98)	$5.60	$(58.55)	$172.17

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional
	Shares of
	Limited Liability			Total
	Company	Additional		Members'	Noncontrolling	Total
	Interests	Members	Manager	Equity	Interests	Equity
Balance, December 31, 2014	348,335	$162,960,082	$(1,465,243)	$161,494,839	$29,385,097	$190,879,936
Net income	-	1,299,852	13,130	1,312,982	1,031,122	2,344,104
Distributions	-	(11,209,831)	(113,231)	(11,323,062)	(2,099,276)	(13,422,338)
Balance, March 31, 2015 (unaudited)	348,335	153,050,103	(1,565,344)	151,484,759	28,316,943	179,801,702
Net (loss) income	-	(9,508,113)	(96,042)	(9,604,155)	1,079,066	(8,525,089)
Distributions	-	(6,315,016)	(63,788)	(6,378,804)	(1,706,373)	(8,085,177)
Investment by noncontrolling interests	-	-	-	-	57,826	57,826
Balance, June 30, 2015 (unaudited)	348,335	137,226,974	(1,725,174)	135,501,800	27,747,462	163,249,262
Net (loss) income	-	(12,186,305)	(123,094)	(12,309,399)	996,098	(11,313,301)
Distributions	-	(5,210,025)	(52,627)	(5,262,652)	(2,084,250)	(7,346,902)
Balance, September 30, 2015 (unaudited)	348,335	$119,830,644	$(1,900,895)	$117,929,749	$26,659,310	$144,589,059

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(17,494,286)	$63,242,702
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Finance income	(5,186,090)	(61,455,315)
Rental income paid directly to lenders by lessees	-	(1,088,550)
Loss (income) from investment in joint ventures	10,351,311	(2,694,594)
Depreciation	6,543,215	4,945,855
Interest expense on non-recourse financing paid directly to lenders by lessees	-	63,647
Interest expense from amortization of debt financing costs	134,268	559,396
Net accretion of seller's credits	335,293	721,432
Impairment loss	10,440,129	70,412
Credit loss, net	4,848,978	-
Net loss on lease termination	-	18,800
Loss on derivative financial instruments	-	562,577
Changes in operating assets and liabilities:
Collection of finance leases	12,152,798	16,582,396
Other assets	(2,317,153)	(809,274)
Accrued expenses and other current liabilities	(590,825)	535,658
Deferred revenue	(18,432)	(484,275)
Interest rate swaps	-	(693,647)
Due to Manager and affiliates, net	(2,651,661)	(466,250)
Distributions from joint ventures	85,420	212,517
Net cash provided by operating activities	16,632,965	19,823,487
Cash flows from investing activities:
Purchase of equipment	-	(65,584,650)
Proceeds from exercise of purchase options	144,521	106,964,516
Investment in joint ventures	(14,170)	(28,653)
Distributions received from joint ventures in excess of profits	669,568	2,434,390
Investment in notes receivable, net	-	(38,447,586)
Principal received on notes receivable	24,562,480	34,325,733
Net cash provided by investing activities	25,362,399	39,663,750
Cash flows from financing activities:
Proceeds from non-recourse long-term debt	-	7,500,000
Repayment of non-recourse long-term debt	(9,570,047)	(51,596,679)
Proceeds from revolving line of credit, recourse	-	10,000,000
Payment of debt financing costs	-	(400,000)
Repayment of sellers' credit	-	(210,000)
Investment by noncontrolling interests	57,826	19,537,056
Distributions to noncontrolling interests	(5,889,899)	(4,921,691)
Distributions to members	(22,964,518)	(19,133,787)
Net cash used in financing activities	(38,366,638)	(39,225,101)
Effects of exchange rates on cash and cash equivalents	-	14
Net increase in cash and cash equivalents	3,628,726	20,262,150
Cash and cash equivalents, beginning of period	15,410,563	13,985,307
Cash and cash equivalents, end of period	$19,039,289	$34,247,457

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,650,246	$3,222,383
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on non-recourse long-term debt paid directly to lenders by lessees	$-	$1,088,550
Vessels purchased with non-recourse long-term debt paid directly to seller	$-	$50,800,000
Vessels purchased with subordinated non-recourse financing provided by seller	$-	$6,986,691
Satisfaction of seller's credits netted at sale	$-	$40,863,178
Reclassification of leased equipment to Vessels	$-	$19,190,776
Debt financing costs netted at funding	$-	$520,800
Investment by noncontrolling interests	$-	$885,593
Equipment purchased with remarketing liability	$-	$68,282
Interest reserve net against principal repayment of note receivable	$-	$206,250
Balance due from equity investee deemed contribution in investment in joint venture	$142,500	$-

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2015

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

Restricted Cash

Cash that is restricted from use in operations is generally classified as restricted cash. Classification of changes in restricted cash within the consolidated statements of cash flows depends on the predominant source of the related cash flows. For the nine months ended September 30, 2015, the predominant cash inflows into restricted cash were related to interest income receipts associated with our leasing operations. The use of this cash was restricted pursuant to a provision in the non-recourse long-term debt agreement. For the nine months ended September 30, 2014, the predominant cash outflow from restricted cash was related to the release of previously restricted cash derived from interest income receipts to pay down certain non-recourse long-term debt. Restricted cash is presented within other non-current assets in our consolidated balance sheets. As a result, changes in restricted cash were classified within net cash provided by operating activities for both periods.

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

September 30, 2015

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. This new revenue standard may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of adoption. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date (“ASU 2015-14”), which defers implementation of ASU 2014-09 by one year. Under such deferral, the adoption of ASU 2014-09 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted, but not before our original effective date of January 1, 2017.  We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

September 30, 2015

(unaudited)

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

In February 2015, FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis (“ASU 2015-02”), which modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis by reducing the frequency of application of related party guidance and excluding certain fees in the primary beneficiary determination. The adoption of ASU 2015-02 becomes effective for us on January 1, 2016, including interim periods within that reporting period. Early adoption is permitted. The adoption of ASU 2015-02 is not expected to have a material effect on our consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03, Interest – Imputation of Interest (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability, consistent with debt discounts. ASU 2015-03 will be applied on a retrospective basis. The adoption of ASU 2015-03 becomes effective for us on January 1, 2016, including interim periods within that reporting period.  Early adoption is permitted. The adoption of ASU 2015-03 is not expected to have a material effect on our consolidated financial statements. Upon adoption of ASU 2015-03, debt issuance costs associated with non-recourse long-term debt will be reclassified in our consolidated balance sheets from other non-current assets to non-recourse long-term debt, less current portion.

(3)  Net Investment in Notes Receivable

As of September 30, 2015 and December 31, 2014, we had net investment in notes receivable on non-accrual status of $0 and $966,359, respectively.

As of September 30, 2015, our net investment in note receivable and accrued interest related to two affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”) totaled $21,002,938 and $1,965,269, respectively, of which an aggregate of $1,725,409 was over 90 days past due. TMA is in technical default due to its failure to cause all four platform supply vessels to be subject to a charter agreement and in payment default while available cash has been swept and applied to the senior tranche of the loan in accordance with the loan agreement since May 2015. Based upon the estimated fair value of the collateral securing the loan net the related estimated costs to sell, our Manager believes that all contractual interest and outstanding principal payments under the loan are collectible. As a result, we continue to account for our net investment in note receivable related to TMA on an accrual basis despite a portion of the outstanding balance being over 90 days past due.  Subsequently, on October 30, 2015, TMA entered into five year charter agreements covering the remaining two previously unchartered vessels, commencing November 7, 2015.

Net investment in notes receivable consisted of the following:

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

	September 30, 2015	December 31, 2014
Principal outstanding (1)	$33,582,938	$59,474,788
Initial direct costs	126,805	522,261
Deferred fees	(195,304)	(645,053)
Credit loss reserve (2)	-	(631,986)
Net investment in notes receivable (3)	33,514,439	58,720,010
Less: current portion of net investment in notes receivable	4,688,843	6,482,004
Net investment in notes receivable, less current portion	$28,825,596	$52,238,006

(1) As of December 31, 2014, total principal outstanding related to our impaired loan of $1,598,345 was related to VAS (defined below).
(2) As of December 31, 2014, the credit loss reserve of $631,986 was related to VAS.
(3) As of December 31, 2014, net investment in notes receivable related to our impaired loan was $966,359.

During the year ended December 31, 2014, VAS Aero Services, LLC (“VAS”) experienced financial hardship resulting in its failure to make the final monthly payment under the secured term loan as well as the balloon payment due on the October 6, 2014 maturity date. As a result, our Manager determined that we should record a credit loss reserve based on an estimated liquidation value of VAS’s inventory and accounts receivable. Accordingly, the loan was placed on non-accrual status and a credit loss reserve of $631,986 was recorded during the year ended December 31, 2014 based on our pro-rata share of the liquidation value of the collateral. The value of the collateral was based on a third-party appraisal using a sales comparison approach. As of December 31, 2014, the net carrying value of the loan was $966,359. In March 2015, the 90-day standstill period provided for in the loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continued to charge VAS forbearance fees. Although discussions among the parties were still ongoing, these factors resulted in our Manager making a determination to record an additional credit loss reserve of $362,665 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. The forced liquidation value of the collateral was primarily based on a third-party appraisal using a sales comparison approach. On July 23, 2015, we sold all of our interest in the loan to GB Loan, LLC (“GB”) for $268,975.  As a result, we recorded an additional credit loss of $334,719 and wrote off the credit loss reserve and corresponding balance of the loan of $1,329,370 during the three months ended June 30, 2015. No gain or loss was recognized for the three months ended September 30, 2015 as a result of the sale. No finance income was recognized since the date the loan was considered impaired. Accordingly, no finance income was recognized for the three and nine months ended September 30, 2015. Finance income recognized on the loan prior to recording the credit loss reserve was $68,363 and $193,653 for the three and nine months ended September 30, 2014, respectively.

On January 30, 2015, Superior Tube Company, Inc. and Tubes Holdco Limited (collectively, “Superior”) satisfied their obligations in connection with a secured term loan scheduled to mature on September 10, 2017 by making a prepayment of $4,191,328, comprised of all outstanding principal, accrued interest and a prepayment fee of $122,038. As a result, we recognized additional finance income of $50,550.

On May 7, 2015, NARL Marketing Inc. and certain of its affiliates (collectively, “NARL”) made a partial prepayment on their secured term loan of $827,333 pursuant to the excess cash sweep provision of the loan agreement. On July 15, 2015, NARL made a voluntary partial prepayment on the loan of $6,296,859, which included a prepayment fee of $270,000. The prepayment fee was recognized as additional finance income. On August 6, 2015, NARL satisfied its obligations in full by making a prepayment of $4,319,854 pursuant to the excess cash sweep provision of the loan agreement, comprised of all outstanding principal and unpaid interest.

On September 30, 2015, Cenveo Corporation (“Cenveo”) satisfied its obligations in connection with a secured term loan scheduled to mature on October 1, 2018 by making a prepayment of $6,936,875, comprised of all outstanding principal, accrued interest and a prepayment fee of $132,000. The prepayment fee was recognized as additional finance income.

There was no allowance for credit loss as of September 30, 2015 and no related activities during the three months ended September 30, 2015.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

Credit loss allowance activities for the nine months ended September 30, 2015 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2014	$631,986
Provisions	697,384
Write-offs, net of recoveries	(1,329,370)
Allowance for credit loss as of September 30, 2015	$-

There was no allowance for credit loss as of September 30, 2014 and no related activities during the three and nine months ended September 30, 2014.

(4) Net Investment in Finance Leases

As of September 30, 2015 and December 31, 2014, we had no net investment in finance leases on non-accrual status and no net investment in finance leases that was past due 90 days or more and still accruing.

Net investment in finance leases consisted of the following:

	September 30, 2015	December 31, 2014
Minimum rents receivable	$78,811,051	$95,179,750
Estimated unguaranteed residual values	7,843,707	7,988,228
Initial direct costs	1,525,118	1,878,164
Unearned income	(25,211,270)	(30,760,420)
Net investment in finance leases	62,968,606	74,285,722
Less: current portion of net investment in finance leases	6,934,883	12,142,423
Net investment in finance leases, less current portion	$56,033,723	$62,143,299

On May 12, 2015, Patriot Coal Corporation (“Patriot Coal”) commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court for the Eastern District of Virginia. On July 24, 2015, Patriot Coal notified us that it was terminating the lease prior to its August 1, 2015 expiration date and that it would not be making the balloon payment of $4,866,000 due at the end of the lease term. We agreed with Patriot Coal to extend the term of the lease by one month with an additional lease payment of $150,000 and to reduce the balloon payment to $700,000, subject to the bankruptcy court’s approval. As a result, the finance lease was placed on non-accrual status and a credit loss of $4,151,594 was recorded during the three months ended June 30, 2015. After obtaining the bankruptcy court’s approval, our bankruptcy claim against Patriot Coal was strengthened from an unsecured to an administrative claim. In August 2015, title to the leased equipment was transferred to Patriot Coal upon our receipt of the additional lease payment and the reduced balloon payment. For the three months ended September 30, 2015 and 2014, we recognized finance income of $150,000 (which was recognized on a cash basis) and $11,259, respectively.  For the nine months ended September 30, 2015 and 2014, we recognized finance income of $159,694 (of which $150,000 was recognized on a cash basis) and $35,848, respectively.  No gain or loss was recognized during the three months ended September 30, 2015 as a result of the sale of leased equipment.

(5) Leased Equipment at Cost

Leased equipment at cost consisted of the following:

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

	September 30, 2015	December 31, 2014
Offshore oil field services equipment	$84,324,285	$84,324,285
Mining equipment	6,858,074	6,858,074
Leased equipment at cost	91,182,359	91,182,359
Less: accumulated depreciation	23,687,251	18,430,584
Leased equipment at cost, less accumulated depreciation	$67,495,108	$72,751,775

Depreciation expense was $1,751,842 and $1,402,853 for the three months ended September 30, 2015 and 2014, respectively. Depreciation expense was $5,256,667 and $4,450,606 for the nine months ended September 30, 2015 and 2014, respectively.

(6) Vessels

The Aegean Express and the Arabian Express were reclassified from leased equipment at cost to vessels on our consolidated balance sheets upon termination of the bareboat charters in April 2014. Depreciation expense was $428,849 and $428,848 for the three months ended September 30, 2015 and 2014, respectively. Depreciation expense was $1,286,548 and $495,249 for the nine months ended September 30, 2015 and 2014, respectively.

The time charters for the Aegean Express and the Arabian Express are scheduled to expire on December 16, 2015 and December 19, 2015, respectively. As of September 30, 2015, based on (i) the upcoming time charter expirations with no expectation that such charters will be renewed or timely replaced with new charter agreements and (ii) current low time charter rates, our Manager performed an impairment analysis and concluded that the carrying value of the Aegean Express and the Arabian Express was not recoverable and that an impairment existed. Our Manager estimated the fair market value of the vessels based on a third-party valuation using a sales comparison approach. Based upon our Manager’s assessment, the net book values of the Aegean Express and the Arabian Express exceeded their estimated undiscounted cash flows and their fair values and, as a result, we recognized an aggregate impairment loss of $10,440,129 for the three months ended September 30, 2015.

(7) Investment in Joint Ventures

On December 22, 2011, ICON Mauritius MI I, LLC (“ICON Mauritius MI I”), a joint venture owned 25% by us and 75% by ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), an entity also managed by our Manager, made a $20,124,000 subordinated term loan to Jurong Aromatics Corporation Pte. Ltd. (“JAC”).

On May 15, 2013, ICON Mauritius MI II, LLC (“ICON Mauritius MI II”), a joint venture owned 21% by us, 39% by ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and 40% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), each an entity also managed by our Manager, purchased a portion of a $208,038,290 subordinated credit facility for JAC from Standard Chartered Bank (“Standard Chartered”) at $28,462,500.

As of March 31, 2015, JAC was in technical default of the loan and facility as a result of its failure to provide certain financial data to the joint ventures. In addition, JAC realized lower than expected operating results caused in part by a temporary shutdown of its manufacturing facility due to technical constraints that have since been resolved. As a result, JAC failed to make the expected payments that were due to the joint ventures during the three months ended March 31, 2015.  Although these delayed payments did not trigger a payment default under the loan and facility agreements, the interest rate payable by JAC under the loan and facility increased from 12.5% to 15.5%.

During the three months ended June 30, 2015, the expected tolling arrangement did not commence and JAC’s stakeholders were unable to agree upon a restructuring plan. As a result, the manufacturing facility had not yet resumed operations and JAC continued to experience liquidity constraints. Accordingly, our Manager determined that there was doubt regarding the joint ventures’ ultimate collectability of the loan and facility. Our Manager visited JAC’s facility and engaged in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon such discussions, which included a potential conversion of a portion of the loan and facility to equity and/or a restructuring of the loan and facility, our Manager believed

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

that the joint ventures may potentially not be able to recover approximately $13,500,000 to $47,300,000 of the outstanding balance due from JAC under the loan and facility as of June 30, 2015. During the three months ended June 30, 2015, the joint ventures recognized a total credit loss of $33,264,710, which our Manager believed was the most likely outcome based upon the negotiations at the time. Our share of the total credit loss for the three months ended June 30, 2015 was $7,834,118. During the three months ended June 30, 2015, the joint ventures placed the loan and facility on non-accrual status and no finance income was recognized.

During the three months ended September 30, 2015, JAC continued to be non-operational and therefore not able to service interest payments under the loan and facility. Discussions between the senior lenders and certain other stakeholders of JAC ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated.  As a result, JAC entered receivership on September 28, 2015. At September 30, 2015, our Manager reassessed the collectability of the loan and facility by considering the following factors: (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. Our Manager also considered the proposed plan of converting a portion of the loan and facility to equity and/or restructuring the loan and facility in the event that JAC’s stakeholders recommence discussions. Based upon such reassessment, our Manager believes that the joint ventures may potentially not be able to recover approximately $41,200,000 to $51,000,000 of the outstanding balance due from JAC under the loan and facility as of September 30, 2015.  During the three months ended September 30, 2015, the joint ventures recognized a total credit loss of $16,856,310, which our Manager believes is the most likely outcome derived from its reassessment. Our share of the total credit loss for the three months ended September 30, 2015 was $3,856,928. An additional credit loss may be recorded in future periods based upon future developments of the receivership process or if the joint ventures’ ultimate collectability of the loan and facility results in less of a recovery from their current estimate. Our Manager has also assessed impairment under the equity method of accounting for our investment in the joint ventures and concluded that they are not impaired. As of September 30, 2015 and December 31, 2014, the total net investment in notes receivable held by the joint ventures was $20,275,725 and $67,340,800, respectively, and our total investment in the joint ventures was $4,641,138 and $15,838,805, respectively.

Information as to the results of operations of ICON Mauritius MI I is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$-	$1,079,267	$1,161,471	$3,071,929
Net (loss) income	$(7,927,875)	$873,467	$(22,874,585)	$2,479,832
Our share of net (loss) income	$(1,981,969)	$211,365	$(5,807,829)	$600,028

As of September 30, 2015 and December 31, 2014, our investment in ICON Mauritius MI I was $2,386,124 and $8,187,437, respectively.

Information as to the results of operations of ICON Mauritius MI II is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$-	$1,041,164	$1,152,580	$3,008,438
Net (loss) income	$(8,928,735)	$1,030,902	$(25,129,246)	$2,970,934
Our share of net (loss) income	$(1,875,034)	$206,526	$(5,404,009)	$595,463

As of September 30, 2015 and December 31, 2014, our investment in ICON Mauritius MI II was $2,255,014 and $7,651,368, respectively.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

(8) Non-Recourse Long-Term Debt

As of September 30, 2015 and December 31, 2014, we had non-recourse long-term debt obligations of $49,625,739 and $59,195,786, respectively. As of September 30, 2015, our non-recourse long-term debt obligations had maturity dates ranging from February 1, 2018 to April 8, 2022 and interest rates ranging from 5.04% to 6.50% per year.

All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease or loan, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of September 30, 2015 and December 31, 2014, the total carrying value of assets subject to non-recourse long-term debt was $93,112,984 and $107,226,456, respectively.

On September 30, 2015, as a result of the prepayment by Cenveo, we satisfied our non-recourse long-term debt obligations with NXT Capital, LLC (“NXT”) that was secured by our interest in the secured term loan to and collateral from Cenveo by making a prepayment of $4,223,432.

At September 30, 2015, we were in compliance with all covenants related to our non-recourse long-term debt.

(9) Transactions with Related Parties

We paid distributions to our Manager of $52,627 and $229,646 for the three and nine months ended September 30, 2015, respectively. We paid distributions to our Manager of $63,786 and $191,338 for the three and nine months ended September 30, 2014, respectively. Additionally, our Manager’s interest in the net loss attributable to us was $123,094 and $206,006 for the three and nine months ended September 30, 2015, respectively. Our Manager’s interest in the net income attributable to us was $19,715 and $605,773 for the three and nine months ended September 30, 2014, respectively.

Fees and other expenses incurred by us to our Manager or its affiliates were as follows:

			Three Months Ended		Nine Months Ended
			September 30,		September 30,
Entity	Capacity	Description	2015	2014	2015	2014
ICON Capital, LLC	Manager	Acquisition fees(1)	$-	$-	$-	$3,884,570
ICON Capital, LLC	Manager	Management fees (2)	431,142	461,974	1,135,442	1,600,725
ICON Capital, LLC	Manager	Administrative expense
		reimbursements(2)	316,839	519,915	1,068,138	1,649,014
			$747,981	$981,889	$2,203,580	$7,134,309

(1)		Amount capitalized and amortized to operations.
(2)		Amount charged directly to operations.

At September 30, 2015 and December 31, 2014, we had a net payable due to our Manager and affiliates of $289,253 and $2,798,414, respectively, primarily related to administrative expense reimbursements. During the three months ended September 30, 2015, we settled our related party receivable of $142,500 due from a joint venture owned 25% by us and 75% by Fund Fourteen by converting it into an additional contribution to the joint venture. Our and Fund Fourteen’s proportionate ownership in the joint venture did not change as a result of this conversion. The administrative expense reimbursements incurred during the year ended December 31, 2014 included approximately $2,100,000 of professional fees and other costs incurred in connection with our Manager’s proposed sale of our assets during our liquidation period. Our Manager may continue to incur additional professional fees and costs on our behalf as it continues to pursue the sale of our assets in one or more strategic transactions.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

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

As of September 30, 2015 and December 31, 2014, we no longer hold any derivative financial instruments.

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

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

Our derivative financial instrument not designated as a hedging instrument generated a loss on derivative financial instruments on our consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2014 of $43,126 and $13,699, respectively. The loss recorded for the three months ended September 30, 2014 was related to the warrants that were exercised on July 21, 2014. The loss recorded for the nine months ended September 30, 2014 was comprised of a gain of $32,618 relating to interest rate swap contracts and a loss of $46,317 relating to warrants. These amounts were recorded as a component of loss on derivative financial instruments on our consolidated statements of comprehensive (loss) income.

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

The table below presents the effect of our derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2014:

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2015

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

Assets Measured at Fair Value on a Nonrecurring Basis

We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements. Our non-financial assets, such as vessels, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. To determine the fair value when impairment indicators exist, we utilize different valuation approaches based on transaction-specific facts and circumstances to determine fair value, including, but not limited to, discounted cash flow models and the use of comparable transactions. The valuation of our financial assets, such as notes receivable or financing leases, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral.

The following tables summarize the valuation of our material non-financial and financial assets measured at fair value on a nonrecurring basis, which is presented as of the date the credit loss or impairment was recorded, while the carrying value of the assets is presented as of September 30, 2015:

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

					Credit loss
	Carrying Value at	Fair Value at Impairment Date			for the Nine Months Ended
	September 30, 2015	Level 1	Level 2	Level 3	September 30, 2015
Net investment in note receivable	$-	$-	$-	$268,975	$697,384

Our collateral dependent note receivable related to VAS was valued using inputs that are generally unobservable and are supported by little or no market data and was classified within Level 3. For the credit loss of $362,665 recorded during the three months ended March 31, 2015, the collateral dependent note receivable related to VAS was valued based primarily on the liquidation value of the collateral provided by an independent third-party appraiser. In July 2015, we sold all of our interest in the note receivable to a third party (see Note 3). For the credit loss of $334,719 recorded during the three months ended June 30, 2015, our note receivable related to VAS was valued based upon the agreed sales price of our interest in the note receivable with a third party.

					Impairment loss
	Carrying Value at	Fair Value at Impairment Date			for the Nine Months Ended
	September 30, 2015	Level 1	Level 2	Level 3	September 30, 2015
Vessels	$6,540,000	$-	$-	$6,540,000	$10,440,129

During the three months ended September 30, 2015, we identified impairment indicators and measured our vessels for impairment purposes. The estimated fair value of our vessels was based on a third-party valuation using a sales comparison approach. The estimated fair market value was based on inputs that are generally unobservable and are supported by little or no market data and was classified within Level 3.

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

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The estimated fair value of our fixed-rate non-recourse long-term debt and seller’s credits was based on the discounted value of future cash flows related to the debt and seller’s credits based on a discount rate derived from the margin at inception, adjusted for material changes in risk, plus the applicable fixed rate based on the current interest rate curve. The fair value of the principal outstanding on fixed-rate notes receivable was derived using discount rates ranging between 9.64% and 26.56% as of September 30, 2015. The fair value of the principal outstanding on fixed-rate non-recourse long-term debt and the seller’s credits was derived using discount rates ranging between 1.21% and 6.46% as of September 30, 2015.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

	September 30, 2015
	Carrying	Fair Value
	Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$33,582,938	$29,582,350

Principal outstanding on fixed-rate non-recourse long-term debt	$49,625,739	$50,669,543

Seller's credits	$12,631,291	$13,273,233

(12) Commitments and Contingencies

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

In connection with certain debt obligations, we are required to maintain restricted cash accounts with certain banks. At September 30, 2015, we had restricted cash of $2,091,276, which is presented within other non-current assets in our consolidated balance sheets.

During 2008, a joint venture, ICON EAR, LLC (“ICON EAR”), owned 55% by us and 45% by Fund Eleven, purchased and simultaneously leased semiconductor manufacturing equipment to Equipment Acquisition Resources, Inc. (“EAR”) for $15,729,500. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR seeking the recovery of the lease payments that the trustee alleged were fraudulently transferred from EAR to ICON EAR. The complaint also sought the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that the ICON EAR received as security in connection with its investment. Our Manager filed an answer to the complaint that included certain affirmative defenses. Since that time, substantial discovery was completed.  Our Manager still believes these claims are unsupported by the facts, but given the risks, costs and uncertainty surrounding litigation in bankruptcy, our Manager would engage in prudent settlement discussions to resolve this matter expeditiously. At this time, we are unable to predict the outcome of this action or loss therefrom, if any; however, an adverse ruling or settlement may have a material impact on our consolidated financial position or results of operations.

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

We have entered into remarketing agreements with third parties.  Residual proceeds received in excess of specific amounts will be shared with these third parties in accordance with the terms of the remarketing agreements.  The present value of the obligations related to these agreements was $77,656 at September 30, 2015.

(13) Subsequent Events

Our joint venture’s lease with Murray Energy Corporation and certain of its affiliates (collectively, “Murray”) was scheduled to expire on September 30, 2015, but was extended for one month with an additional lease payment of $635,512. On October 29, 2015, Murray repurchased the equipment pursuant to the terms of the lease for $2,991,400. Pursuant to a

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

remarketing agreement with a third party, the joint venture is required to pay an aggregate remarketing fee of $766,466. No gain or loss was recognized as a result of the sale.

On October 27, 2015, we amended our lease with Blackhawk Mining, LLC (“Blackhawk”) to waive Blackhawk’s breach of a financial covenant during the nine months ended September 30, 2015 and to obtain a partial prepayment of $3,502,514, which included an amendment fee of $75,000. In addition, corresponding amendments were made to certain payment and repurchase provisions of the lease to account for the partial prepayment.

Item 2.   Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2014:

Notes Receivable

During the year ended December 31, 2014, VAS experienced financial hardship resulting in its failure to make the final monthly payment under the secured term loan as well as the balloon payment due on the October 6, 2014 maturity date. As a result, our Manager determined that we should record a credit loss reserve based on an estimated liquidation value of VAS’s inventory and accounts receivable. Accordingly, the loan was placed on non-accrual status and a credit loss reserve of $631,986 was recorded during the year ended December 31, 2014 based on our pro-rata share of the liquidation value of the collateral. The value of the collateral was based on a third-party appraisal using a sales comparison approach. As of December 31, 2014, the net carrying value of the loan was $966,359. In March 2015, the 90-day standstill period provided for in the loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continued to charge VAS forbearance fees. Although discussions among the parties were still ongoing, these factors resulted in our Manager making a determination to record an additional credit loss reserve of $362,665 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. The forced liquidation value of the collateral was primarily based on a third-party appraisal using a sales comparison approach. On July 23, 2015, we sold all of our interest in the loan to GB for $268,975. As a result, we recorded an additional credit loss of $334,719 and wrote off the credit loss reserve and corresponding balance of the loan of $1,329,370 during the three months ended June 30, 2015. No gain or loss was recognized for the three months ended September 30, 2015 as a result of the sale. No finance income was recognized since the date the loan was considered impaired. Accordingly, no finance income was recognized for the three and nine months ended September 30, 2015. Finance income recognized on the loan prior to recording the credit loss reserve was $68,363 and $193,653 for the three and nine months ended September 30, 2014, respectively.

On December 22, 2011, ICON Mauritius MI I made a $20,124,000 subordinated term loan to JAC. On May 15, 2013, ICON Mauritius MI II purchased a portion of a $208,038,290 subordinated credit facility for JAC from Standard Chartered at $28,462,500. As of March 31, 2015, JAC was in technical default of the loan and facility as a result of its failure to provide certain financial data to the joint ventures. In addition, JAC realized lower than expected operating results caused in part by a temporary shutdown of its manufacturing facility due to technical constraints that have since been resolved.  As a result, JAC failed to make the expected payments that were due to the joint ventures during the three months ended March 31, 2015.  Although these delayed payments did not trigger a payment default under the loan and facility agreements, the interest rate payable by JAC under the loan and facility increased from 12.5% to 15.5%. During the three months ended June 30, 2015, the expected tolling arrangement did not commence and JAC’s stakeholders were unable to agree upon a restructuring plan. As a result, the manufacturing facility had not yet resumed operations and JAC continued to experience liquidity constraints. Accordingly, our Manager determined that there was doubt regarding the joint ventures’ ultimate collectability of the loan and facility. Our Manager visited JAC’s facility and engaged in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon such discussions, which included a potential conversion of a portion of the loan and facility to equity and/or a restructuring of the loan and facility, our Manager believed that the joint ventures may potentially not be able to recover approximately $13,500,000 to $47,300,000 of the outstanding balance due from JAC under the loan and facility as of June 30, 2015. During the three months ended June 30, 2015, the joint ventures recognized a total credit loss of $33,264,710, which our Manager believed was the most likely outcome based upon the negotiations at the time. Our share of the total credit loss for the three months ended June 30, 2015 was $7,834,118. During the three months ended June 30, 2015, the joint ventures placed the loan and facility on non-accrual status and no finance income was recognized.

During the three months ended September 30, 2015, JAC continued to be non-operational and therefore not able to service interest payments under the loan and facility.  Discussions between the senior lenders and certain other stakeholders of JAC ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated. As a result, JAC entered receivership on September 28, 2015. At September 30, 2015, our Manager reassessed the collectability of the loan and facility by considering the following factors: (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. Our Manager also considered the proposed plan of converting a portion of the loan and facility to equity and/or restructuring the loan and facility in the event that JAC’s stakeholders recommence discussions. Based upon such reassessment, our Manager believes that the joint ventures may potentially not be able to recover approximately $41,200,000 to $51,000,000 of the outstanding balance due from JAC under the loan and facility as of September 30, 2015. During the three months ended September 30, 2015, the joint ventures recognized a total credit loss of $16,856,310, which our Manager believes is the most likely outcome derived from its reassessment. Our share of the total credit loss for the three months ended September 30, 2015 was $3,856,928. An additional credit loss may be recorded in future periods based upon future developments of the receivership process or if the joint ventures’ ultimate collectability of the loan and facility results in less of a recovery from their current estimate. Our Manager has also assessed impairment under the equity method of accounting for our investment in the joint ventures and concluded that they are not impaired. For the three months ended September 30, 2015 and 2014, the joint ventures recognized finance income of $0 and $2,120,431, respectively. For the nine months ended September 30, 2015 and 2014, the joint ventures recognized finance income of $2,314,051 and $6,080,367, respectively. As of September 30, 2015 and December 31, 2014, the total net investment in notes receivable held by the joint ventures was $20,275,725 and $67,340,800, respectively, and our total investment in the joint ventures was $4,641,138 and $15,838,805, respectively.

On January 30, 2015, Superior satisfied its obligations in connection with a secured term loan scheduled to mature on September 10, 2017 by making a prepayment of $4,191,328, comprised of all outstanding principal, accrued interest and a prepayment fee of $122,038. As a result, we recognized additional finance income of $50,550.

On May 7, 2015, NARL made a partial prepayment on its secured term loan of $827,333 pursuant to the excess cash sweep provision of the loan agreement. On July 15, 2015, NARL made a voluntary partial prepayment on the loan of $6,296,859, which included a prepayment fee of $270,000. The prepayment fee was recognized as additional finance income. On August 6, 2015, NARL satisfied its obligations in full by making a prepayment of $4,319,854 pursuant to the excess cash sweep provision of the loan agreement, comprised of all outstanding principal and unpaid interest.

On September 30, 2015, Cenveo satisfied its obligations in connection with a secured term loan scheduled to mature on October 1, 2018 by making a prepayment of $6,936,875, comprised of all outstanding principal, accrued interest and a prepayment fee of $132,000. The prepayment fee was recognized as additional finance income.

Coal Drag Line

On May 12, 2015, Patriot Coal commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court for the Eastern District of Virginia. On July 24, 2015, Patriot Coal notified us that it was terminating the lease prior to its August 1, 2015 expiration date and that it would not be making the balloon payment of $4,866,000 due at the end of the lease term. We agreed with Patriot Coal to extend the term of the lease by one month with an additional lease payment of $150,000 and to reduce the balloon payment to $700,000, subject to the bankruptcy court’s approval. As a result, the finance lease was placed on non-accrual status and a credit loss of $4,151,594 was recorded during the three months ended June 30, 2015. After obtaining the bankruptcy court’s approval, our bankruptcy claim against Patriot Coal was strengthened from an unsecured to an administrative claim. In August 2015, title to the leased equipment was transferred to Patriot Coal upon our receipt of the additional lease payment and reduced balloon payment. For the three months ended September 30, 2015 and 2014, we recognized finance income of $150,000 (which was recognized on a cash basis) and $11,259, respectively. For the nine months ended September 30, 2015 and 2014, we recognized finance income of $159,694 (of which $150,000 was recognized on a cash basis) and $35,848, respectively. No gain or loss was recognized during the three months ended September 30, 2015 as a result of the sale of the leased equipment.

Vessels

The time charters for the Aegean Express and the Arabian Express are scheduled to expire on December 16, 2015 and December 19, 2015, respectively. As of September 30, 2015, based on (i) the upcoming time charter expirations with no expectation that such charters will be renewed or timely replaced with new charter agreements and (ii) current low time charter rates, our Manager performed an impairment analysis and concluded that the carrying value of the Aegean Express and the Arabian Express was not recoverable and that an impairment existed. Our Manager estimated the fair market value of the vessels based on a third-party valuation using a sales comparison approach. Based upon our Manager’s assessment, the net book values of the Aegean Express and the Arabian Express exceeded their estimated undiscounted cash flows and their fair values and, as a result, we recognized an aggregate impairment loss of $10,440,129 for the three months ended September 30, 2015.

Subsequent Events

Our joint venture’s lease with Murray was scheduled to expire on September 30, 2015, but was extended for one month with an additional lease payment of $635,512. On October 29, 2015, Murray repurchased the equipment pursuant to the terms of the lease for $2,991,400. Pursuant to a remarketing agreement with a third party, the joint venture is required to pay an aggregate remarketing fee of $766,466. No gain or loss was recognized as a result of the sale.

On October 27, 2015, we amended our lease with Blackhawk to waive Blackhawk’s breach of a financial covenant during the nine months ended September 30, 2015 and to obtain a partial prepayment of $3,502,514, which included an amendment fee of $75,000. In addition, corresponding amendments were made to certain payment and repurchase provisions of the lease to account for the partial prepayment.

Recent Accounting Pronouncements

In May 2014 and August 2015, FASB issued ASU 2014-09, Revenue from Contracts with Customers, and ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, respectively, which will become effective for us on January 1, 2018. Early adoption is permitted, but not before our original effective date of January 1, 2017. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

In February 2015, FASB issued ASU 2015-02, Consolidation – Amendments to the Consolidation Analysis, which will become effective for us on January 1, 2016. The adoption of ASU 2015-02 is not expected to have a material effect on our consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, Interest – Imputation of Interest, which will become effective for us on January 1, 2016. The adoption of ASU 2015-03 is not expected to have a material effect on our consolidated financial statements. Upon adoption of ASU 2015-03, debt issuance costs associated with non-recourse long-term debt will be reclassified in our consolidated balance sheets from other non-current assets to non-recourse long-term debt, less current portion.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2015 (the “2015 Quarter”) and 2014 (the “2014 Quarter”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	September 30, 2015		December 31, 2014
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Tanker vessels	$37,086,673	38%	$37,998,931	29%
Platform supply vessels	21,002,938	22%	21,589,043	16%
Mining equipment	18,960,851	20%	22,184,672	17%
Trailers	9,833,942	10%	9,809,033	7%
Transportation	6,921,082	7%	8,360,217	6%
Lubricant manufacturing equipment	2,677,559	3%	2,703,292	2%
Energy equipment	-	-	11,473,409	9%
Printing equipment	-	-	8,086,659	6%
Coal drag line	-	-	5,741,902	4%
Tube manufacturing equipment	-	-	4,092,215	3%
Aircraft engines	-	-	966,359	1%
	$96,483,045	100%	$133,005,732	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During the 2015 Quarter and the 2014 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2015 Quarter	2014 Quarter
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	23%	9%
Siva Global Ships Limited	Tanker vessels	21%	22%
Blackhawk Mining, LLC	Mining equipment	12%	19%
D&T Holdings, LLC	Transportation	10%	12%
SAExploration, Inc.	Seismic imaging equipment	-	12%
		66%	74%

Interest income from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of comprehensive (loss) income.

Non-performing Assets within Financing Transactions

As of December 31, 2014, the net carrying value of our impaired loan related to VAS was $966,359. The loan was considered impaired during the three months ended December 31, 2014. During the six months ended June 30, 2015, we recognized an additional credit loss of $697,384. On July 23, 2015, we sold all of our interest in the loan to GB for $268,975. No gain or loss was recognized for the 2015 Quarter as a result of the sale. No finance income was recognized since the date the loan was considered impaired during the three months ended December 31, 2014. Accordingly, no finance income was recognized for the 2015 Quarter. Finance income recognized on the loan prior to recording the credit loss was $68,363 for the 2014 Quarter (see “Recent Significant Transactions” above).

On May 12, 2015, Patriot Coal commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court for the Eastern District of Virginia. On July 24, 2015, Patriot Coal notified us that it was terminating the lease and that it would not be making the balloon payment of $4,866,000 due at the end of the lease term. We agreed with Patriot Coal to extend the term of the lease by one month with an additional lease payment of $150,000 and to reduce the balloon payment to $700,000, subject to the bankruptcy court’s approval. As a result, the finance lease was placed on non-accrual status and a credit loss of $4,151,594 was recorded during the three months ended June 30, 2015. In August 2015, title to the leased equipment was transferred to Patriot Coal upon our receipt of the additional lease payment and the reduced balloon payment. For the 2015 Quarter and the 2014 Quarter, we recognized finance income of $150,000 (which was recognized on a cash basis) and $11,259, respectively. No gain or loss was recognized during the 2015 Quarter as a result of the sale of leased equipment (see “Recent Significant Transactions” above).

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	September 30, 2015		December 31, 2014
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Offshore oil field services equipment	$62,312,118	92%	$66,356,257	91%
Mining equipment	5,182,990	8%	6,395,518	9%
	$67,495,108	100%	$72,751,775	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost as of each reporting date.

The Aegean Express and the Arabian Express were reclassified from leased equipment at cost to vessels on our consolidated balance sheets upon termination of the bareboat charters in April 2014. These vessels generated all of our time charter revenue presented on our consolidated statements of comprehensive (loss) income.

Impaired Assets within Operating Lease Transactions

During the 2015 Quarter, we recognized an aggregate impairment loss of $10,440,129 on our vessels related to the Aegean Express and the Arabian Express. As of September 30, 2015, our Manager performed an impairment analysis and concluded that the carrying value of the Aegean Express and the Arabian Express was not recoverable and that an impairment existed. As of September 30, 2015 and December 31, 2014, the net carrying value of such vessels was $6,540,000 and $18,266,677, respectively. During the 2015 Quarter and the 2014 Quarter, we recognized time charter revenue of $1,219,751 and $1,362,719, respectively (see “Recent Significant Transactions” above).

During the 2015 Quarter and the 2014 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2015 Quarter	2014 Quarter
Swiber Holdings Limited	Offshore oil field services equipment	52%	65%
Pacific Crest Pte. Ltd.	Offshore oil field services equipment	33%	33%
Murray Energy Corporation	Mining equipment	15%	2%
		100%	100%

Revenue and other income for the 2015 Quarter and the 2014 Quarter is summarized as follows:

	Three Months Ended September 30,
	2015	2014	Change
Finance income	$3,546,182	$3,537,229	$8,953
Rental income	3,532,157	3,570,323	(38,166)
Time charter revenue	1,219,751	1,362,719	(142,968)
(Loss) income from investment in joint ventures	(3,668,760)	850,244	(4,519,004)
Total revenue and other income	$4,629,330	$9,320,515	$(4,691,185)

Total revenue and other income for the 2015 Quarter decreased $4,691,185, or 50.3%, as compared to the 2014 Quarter. The decrease was primarily attributable to our share of the loss from our investment in joint ventures related to JAC due to the total credit loss reserve recorded during the 2015 Quarter (see “Recent Significant Transactions” above).

Expenses for the 2015 Quarter and the 2014 Quarter are summarized as follows:

	Three Months Ended September 30,
	2015	2014	Change
Management fees	$431,142	$461,974	$(30,832)
Administrative expense reimbursements	316,839	519,915	(203,076)
General and administrative	553,965	539,439	14,526
Interest	1,020,040	1,125,819	(105,779)
Depreciation	2,180,691	1,831,701	348,990
Impairment loss	10,440,129	70,412	10,369,717
Vessel operating	999,825	1,713,438	(713,613)
Loss on derivative financial instruments	-	43,126	(43,126)
Total expenses	$15,942,631	$6,305,824	$9,636,807

Total expenses for the 2015 Quarter increased $9,636,807, or 152.8%, as compared to the 2014 Quarter. The increase was primarily due to an impairment loss recognized related to the Aegean Express and the Arabian Express during the 2015 Quarter and an increase in depreciation expense due to entering into a new operating lease in September 2014. This increase was partially offset by (i) higher vessel operating expenses during the 2014 Quarter due to dry-docking costs incurred related to the Aegean Express, which normally occurs every few years, (ii) a decrease in administrative expense reimbursements due to lower costs incurred on our behalf by our Manager and (iii) lower interest expense as a result of scheduled repayments on our non-recourse long-term debt.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $47,092, from $1,043,190 in the 2014 Quarter to $996,098 in the 2015 Quarter. The decrease was primarily due to less income recognized by two of our consolidated joint ventures as a result of the partial sale of the leased assets subsequent to the 2014 Quarter, partially offset by income recognized on a new consolidated joint venture that we entered into in September 2014.

Net (Loss) Income Attributable to Fund Twelve

 As a result of the foregoing factors, net (loss) income attributable to us for the 2015 Quarter and the 2014 Quarter was $(12,309,399) and $1,971,501, respectively. Net (loss) income attributable to us per weighted average additional share of limited liability company interests (“Share”) outstanding for the 2015 Quarter and the 2014 Quarter was $(34.98) and $5.60, respectively.

Results of Operations for the Nine Months Ended September 30, 2015 (the “2015 Period”) and 2014 (the “2014 Period”)

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

Financing Transactions

During the 2015 Period and the 2014 Period, certain customers generated a significant portion (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2015 Period	2014 Period
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	24%	1%
Siva Global Ships Limited	Tanker vessels	21%	2%
Blackhawk Mining, LLC	Mining equipment	16%	2%
D&T Holdings, LLC	Transportation	11%	1%
NARL Marketing Inc.	Energy equipment	11%	-
Leighton Holdings Limited	Offshore oil field services equipment	-	89%
		83%	95%

Interest income from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of comprehensive (loss) income.

Non-performing Assets within Financing Transactions

As of December 31, 2014, the net carrying value of our impaired loan related to VAS was $966,359. The loan was considered impaired during the three months ended December 31, 2014. During the 2015 Period, we recognized an additional credit loss of $697,384. On July 23, 2015, we sold all of our interest in the loan to GB for $268,975. No gain or loss was recognized for the 2015 Period as a result of the sale. No finance income was recognized since the date the loan was considered impaired during the three months ended December 31, 2014. Accordingly, no finance income was recognized for the 2015 Period. Finance income recognized on the loan prior to recording the credit loss was $193,653 for the 2014 Period (see “Recent Significant Transactions” above).

On May 12, 2015, Patriot Coal commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court for the Eastern District of Virginia. On July 24, 2015, Patriot Coal notified us that it was terminating the lease and that it would not be making the balloon payment of $4,866,000 due at the end of the lease term. We agreed with Patriot Coal to extend the term of the lease by one month with an additional lease payment of $150,000 and to reduce the balloon payment to $700,000, subject to the bankruptcy court’s approval. As a result, the finance lease was placed on non-accrual status and a credit loss of $4,151,594 was recorded during the three months ended June 30, 2015. In August 2015, title to the leased equipment was transferred to Patriot Coal upon our receipt of the additional lease payment and the reduced balloon payment. For the 2015 Period and the 2014 Period, we recognized finance income of $159,694 (of which $150,000 was recognized on a cash basis) and $35,848, respectively. No gain or loss was recognized during the 2015 Period as a result of the sale of leased equipment (see “Recent Significant Transactions” above).

Operating Lease Transactions

During the 2015 Period and the 2014 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2015 Period	2014 Period
Swiber Holdings Limited	Offshore oil field services equipment	52%	69%
Pacific Crest Pte. Ltd.	Offshore oil field services equipment	33%	14%
Murray Energy Corporation	Mining equipment	15%	1%
		100%	84%

The Aegean Express and the Arabian Express were reclassified from leased equipment at cost to vessels on our consolidated balance sheets upon termination of the bareboat charters in April 2014. These vessels generated all of our time charter revenue presented on our consolidated statements of comprehensive (loss) income.

Impaired Assets within Operating Lease Transactions

During the 2015 Period, we recognized an aggregate impairment loss of $10,440,129 on our vessels related to the Aegean Express and the Arabian Express. As of September 30, 2015, our Manager performed an impairment analysis and concluded that the carrying value of the Aegean Express and the Arabian Express was not recoverable and that an impairment existed. As of September 30, 2015 and December 31, 2014, the net carrying value of such vessels was $6,540,000 and $18,266,677, respectively. During the 2015 Period and the 2014 Period, we recognized time charter revenue of $4,184,849 and $2,823,586, respectively (see “Recent Significant Transactions” above).

Revenue and other income for the 2015 Period and the 2014 Period is summarized as follows:

	Nine Months Ended September 30,
	2015	2014	Change
Finance income	$10,709,698	$65,475,976	$(54,766,278)
Rental income	10,596,472	10,211,322	385,150
Time charter revenue	4,184,849	2,823,586	1,361,263
(Loss) income from investment in joint ventures	(10,351,311)	2,694,594	(13,045,905)
Loss on lease termination	-	(18,800)	18,800
Total revenue and other income	$15,139,708	$81,186,678	$(66,046,970)

Total revenue and other income for the 2015 Period decreased $66,046,970, or 81.4%, as compared to the 2014 Period. The decrease was primarily attributable to lower finance income due to the gain on exercise of purchase options associated with the Leighton Stealth, the Leighton Eclipse and the Leighton Faulkner (collectively, the “Leighton Vessels”) by Leighton Offshore Pte. Ltd. during the 2014 Period and our share of the loss from our investment in joint ventures related to JAC due to the total credit loss reserve recorded during the 2015 Period (see “Recent Significant Transactions” above). These decreases were partially offset by an increase in time charter revenue related to the Aegean Express and the Arabian Express as we commenced operating such vessels in April 2014.

Expenses for the 2015 Period and the 2014 Period are summarized as follows:

	Nine Months Ended September 30,
	2015	2014	Change
Management fees	$1,135,442	$1,600,725	$(465,283)
Administrative expense reimbursements	1,068,138	1,649,014	(580,876)
General and administrative	2,077,060	2,113,504	(36,444)
Interest	3,100,451	4,109,040	(1,008,589)
Depreciation	6,543,215	4,945,855	1,597,360
Credit loss, net	4,848,978	-	4,848,978
Impairment loss	10,440,129	70,412	10,369,717
Vessel operating	3,420,581	3,083,110	337,471
Loss on derivative financial instruments	-	372,316	(372,316)
Total expenses	$32,633,994	$17,943,976	$14,690,018

Total expenses for the 2015 Period increased $14,690,018, or 81.9%, as compared to the 2014 Period. The increase was primarily attributable to (i) an impairment loss recorded related to the Aegean Express and the Arabian Express during the 2015 Period, (ii) the recognition of the credit loss related to Patriot Coal during the 2015 Period and (iii) an increase in depreciation expense due to entering into two new operating leases during the 2014 Period. These increases were partially offset by (a) lower interest expense primarily as a result of the repayment of our non-recourse long-term debt associated with the Leighton Vessels that were sold during the 2014 Period, (b) a decrease in administrative expense reimbursements due to lower costs incurred on our behalf by our Manager and (c) a decrease in management fees primarily due to prepayments on our financing receivables, which included the sale of our interest in the loans with Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd. and prepayments by NTS Communications, Inc. and certain of its affiliates during the 2014 Quarter and by Superior in January 2015.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $440,934, from $2,665,352 in the 2014 Period to $3,106,286 in the 2015 Period. The increase was primarily related to four new consolidated joint ventures that we entered into during the 2014 Period.

Other Comprehensive Income

Other comprehensive income decreased $629,601, from $629,601 in the 2014 Period to $0 in the 2015 Period. The decrease was primarily due to (i) the termination or maturity of all our designated interest rate swaps in April 2014, which resulted in the reclassification from AOCI to interest expense and loss on derivative financial instruments during the 2014 Period and (ii) the change in fair value of our designated interest rate swaps during the 2014 Period.

Net (Loss) Income Attributable to Fund Twelve

 As a result of the foregoing factors, net (loss) income attributable to us for the 2015 Period and the 2014 Period was $(20,600,572) and $60,577,350, respectively. Net (loss) income attributable to us per weighted average additional Share outstanding for the 2015 Period and the 2014 Period was $(58.55) and $172.17, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2015 compared to December 31, 2014.

Total Assets

Total assets decreased $58,644,049, from $267,429,193 at December 31, 2014 to $208,785,144 at September 30, 2015. The decrease was primarily the result of the use of cash generated from our investments to (a) pay distributions to our members and noncontrolling interests, (b) repay our non-recourse long-term debt and (c) repay liabilities due to our Manager for expenses incurred in connection with a proposed sale of our assets during our liquidation period in 2014. The decrease was also due to (i) our share of losses from our investment in joint ventures as a result of the total credit loss recorded by the joint ventures, (ii) the impairment loss recognized on the Aegean Express and the Arabian Express, (iii) depreciation on our leased equipment at cost and vessels, and (iv) the credit loss recorded on our finance lease with Patriot Coal.

Current Assets

Current assets decreased $1,795,115, from $34,655,589 at December 31, 2014 to $32,860,474 at September 30, 2015. The decrease was primarily due to (i) the credit loss recorded on our finance lease with Patriot Coal, which was included in current portion of net investment in finance leases as of December 31, 2014, (ii) distributions paid to our members and noncontrolling interests and (iii) scheduled repayments on our non-recourse long-term debt during the 2015 Period. These decreases were partially offset by an increase in cash on hand generated from operations and several prepayments on our long-term financing receivables.

Total Liabilities

Total liabilities decreased $12,353,172, from $76,549,257 at December 31, 2014 to $64,196,085 at September 30, 2015. The decrease was primarily due to (i) the repayment of our non-recourse long-term debt, (ii) the repayment of liabilities due to our Manager for expenses incurred in connection with a proposed sale of our assets during our liquidation period in 2014 and (iii) the payment of certain accrued liabilities during the 2015 Period. Our Manager may continue to incur additional professional fees and costs on our behalf as it continues to pursue the sale of our assets in one or more strategic transactions.

Current Liabilities

Current liabilities decreased $4,206,098, from $12,240,238 at December 31, 2014 to $8,034,140 at September 30, 2015. The decrease was primarily due to (i) the repayment of liabilities due to our Manager for expenses incurred in connection with a proposed sale of our assets during our liquidation period in 2014, (ii) the satisfaction of our non-recourse long-term debt related to Cenveo and (iii) the payment of certain accrued liabilities during the 2015 Period.

Equity

Equity decreased $46,290,877, from $190,879,936 at December 31, 2014 to $144,589,059 at September 30, 2015. The decrease was primarily due to distributions to our members and noncontrolling interests during the 2015 Period and our net loss during the 2015 Period.

Liquidity and Capital Resources

Summary

At September 30, 2015 and December 31, 2014, we had cash and cash equivalents of $19,039,289 and $15,410,563, respectively. Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of September 30, 2015, the cash reserve was $1,738,435. During our operating period, our main source of cash was typically from operating activities and our main use of cash was in investing and financing activities. During our liquidation period, which commenced on May 1, 2014, we expect our main sources of cash will be from the collection of income and principal on our notes receivable and finance leases and proceeds from the sale of assets held directly by us or indirectly by our joint ventures and our main use of cash will be for distributions to our members and noncontrolling interests. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we meet our debt obligations, pay distributions to our members and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Cash Flows

Operating Activities

Cash provided by operating activities decreased $3,190,522, from $19,823,487 in the 2014 Period to $16,632,965 in the 2015 Period. The decrease was primarily due to a decrease in the collection of finance income as a result of the termination or expiration of certain finance leases as well as the timing of payments of certain of our liabilities. This decrease was partially offset by entering into two new operating leases during the 2014 Period.

Investing Activities

Cash provided by investing activities decreased $14,301,351, from $39,663,750 in the 2014 Period to $25,362,399 in the 2015 Period. The decrease was primarily due to (i) proceeds received from the exercise of purchase options related to the Leighton Vessels during the 2014 Period, (ii) less principal received on notes receivable primarily due to several prepayments during the 2014 Period and (iii) lower distributions from our investment in joint ventures during the 2015 Period. These decreases were partially offset by no cash used to make investments during the 2015 Period.

Financing Activities

Cash used in financing activities decreased $858,463, from $39,225,101 in the 2014 Period to $38,366,638 in the 2015 Period. The decrease was primarily due to (a) a larger repayment on our non-recourse long-term debt during the 2014 Period as a result of the sale of the Leighton Vessels, (b) no payments of debt financing costs and (c) no repayments of seller’s credit during the 2015 Period, partially offset by (i) less investments made by noncontrolling interests, (ii) less proceeds received from our revolving line of credit and non-recourse long-term debt and (iii) higher distributions paid to our members and noncontrolling interests.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at September 30, 2015 and December 31, 2014 of $49,625,739 and $59,195,786, respectively. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying loan or lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of September 30, 2015 and December 31, 2014, the total carrying value of assets subject to non-recourse long-term debt was $93,112,984 and $107,226,456, respectively.

On September 30, 2015, as a result of the prepayment by Cenveo, we satisfied our non-recourse long-term debt obligations with NXT that was secured by our interest in the secured term loan to and collateral from Cenveo by making a prepayment of $4,223,432.

At September 30, 2015, we were in compliance with all covenants related to our non-recourse long-term debt.

Distributions

We, at our Manager’s discretion, paid monthly distributions to each of our additional members beginning with the first month after each such member’s admission through the end of our operating period, which was April 30, 2014. We paid distributions of $229,646, $22,734,872 and $5,889,899 to our Manager, additional members and noncontrolling interests, respectively, during the 2015 Period. During our liquidation period, we have paid and will continue to pay distributions in accordance with the terms our LLC Agreement. We expect that distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

In connection with certain debt obligations, we are required to maintain restricted cash accounts with certain banks. At September 30, 2015, we had restricted cash of $2,091,276, which is presented within other non-current assets in our consolidated balance sheets.

During 2008, a joint venture, ICON EAR, owned 55% by us and 45% by Fund Eleven, purchased and simultaneously leased semiconductor manufacturing equipment to EAR for $15,729,500. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR seeking the recovery of the lease payments that the trustee alleged were fraudulently transferred from EAR to ICON EAR. The complaint also sought the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that ICON EAR received as security in connection with its investment. Our Manager filed an answer to the complaint that included certain affirmative defenses. Since that time, substantial discovery was completed.  Our Manager still believes these claims are unsupported by the facts, but given the risks, costs and uncertainty surrounding litigation in bankruptcy, our Manager would engage in prudent settlement discussions to resolve this matter expeditiously. At this time, we are unable to predict the outcome of this action or loss therefrom, if any; however, an adverse ruling or settlement may have a material impact on our consolidated financial position or results of operations.

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

We have entered into remarketing agreements with third parties.  Residual proceeds received in excess of specific amounts will be shared with these third parties in accordance with the terms of the remarketing agreements.  The present value of the obligations related to these agreements was $77,656 at September 30, 2015.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2015, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Shares during the three months ended September 30, 2015.

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

November 13, 2015

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap Managing Director
(Principal Financial and Accounting Officer)