Form 10-K
period 2015-12-31
ICON LEASING FUND TWELVE, LLC
filed 2016-03-30
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended		December 31, 2015
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number		000-53189

ICON Leasing Fund Twelve, LLC
(Exact name of registrant as specified in its charter)

Delaware		20-5651009
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor
New York, New York		10016
(Address of principal executive offices)		(Zip Code)
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

Number of outstanding shares of limited liability company interests of the registrant on March 28, 2016 is 348,335.

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

Our offering period commenced on May 7, 2007 and ended on April 30, 2009. Our operating period commenced on May 1, 2009 and ended on April 30, 2014. Our liquidation period commenced on May 1, 2014, during which we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business.  If our Manager believes it would benefit our members to reinvest the proceeds received from investments in additional investments during the liquidation period, our Manager may do so. Our Manager is not paid acquisition fees or management fees for additional investments initiated during the liquidation period, although management fees continue to be paid for investments that were part of our portfolio prior to the commencement of the liquidation period.

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

Our initial closing date was May 25, 2007 (the “Commencement of Operations”), the date on which we raised $1,200,000. Through the end of our offering period on April 30, 2009, we sold 348,826 Shares, representing $347,686,947 of capital contributions and admitted 6,503 additional members.  In addition, pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of December 31, 2015, the cash reserve was $1,738,435.  Through December 31, 2015, we repurchased 491 Shares pursuant to our repurchase plan.  Beginning with the Commencement of Operations through April 30, 2009, we paid $26,995,024 of sales commissions to third parties, $5,488,440 of organizational and offering expenses to our Manager and $6,748,756 of dealer-manager fees to CĪON Securities, LLC, formerly known as ICON Securities, LLC, our dealer-manager in the offering and an affiliate of our Manager.

Our Business

We operated as an equipment leasing and finance program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve.  We primarily acquired equipment subject to lease, purchased equipment and leased it to third-party end users or financed equipment for third parties and, to a lesser degree, acquired ownership rights to items of leased equipment at lease expiration.  Some of our equipment leases were acquired for cash and were expected to provide current cash flow, which we refer to as “income” leases.  For our other equipment leases, we financed the majority of the purchase price through borrowings from third parties.  We refer to these leases as “growth” leases.  These growth leases generated little or no current cash flow because substantially all of the rental payments we received from the lessee were used to service the indebtedness associated with acquiring or financing the lease.  For these leases, we anticipated that the future value of the leased equipment would exceed our cash portion of the purchase price.

We divide the life of the LLC into three distinct phases:

(1)       Offering Period: The period during which we offered and sold Shares to investors. We invested most of the net proceeds from the sale of Shares in equipment leases and other financing transactions.

(2)       Operating Period: After the close of the offering period, we reinvested the cash generated from our investments to the extent that cash was not needed for our expenses, reserves and distributions to members. Effective April 30, 2014, we completed our operating period.

(3)       Liquidation Period:  On May 1, 2014, we commenced our liquidation period, during which we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business. If our Manager believes it would benefit our members to reinvest the proceeds received from investments in additional investments during the liquidation period, our Manager may do so.

At December 31, 2015 and 2014, we had total assets of $188,791,934 and $267,429,193, respectively.  For the year ended December 31, 2015, we had four lessees that accounted for 66.0% of our total rental and finance income of $27,774,920.  Net loss attributable to us for the year ended December 31, 2015 was $21,713,695.  For the year ended December 31, 2014, we had two lessees that accounted for 62.1% of our total rental and finance income of $82,137,543.  Net income attributable to us for the year ended December 31, 2014 was $59,880,331.  For the year ended December 31, 2013, we had four lessees that accounted for 87.4% of our total rental and finance income of $49,596,609.  Net loss attributable to us for the year ended December 31, 2013 was $9,377,469.

At December 31, 2015, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Marine Vessels

•               Two containership vessels, the Aegean Express and the Arabian Express, each subject to a time charter that expires in March and July 2016, respectively.

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

•               A 75% ownership interest in two LPG tanker vessels, the EPIC Bali and the EPIC Borneo (f/k/a the SIVA Coral and the SIVA Pearl, respectively) (collectively, the “SIVA Vessels”), each subject to an eight-year bareboat charter that expires in March and April 2022, respectively.

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

Notes Receivable

•               A 25% ownership interest in a term loan to Jurong Aromatics Corporation Pte. Ltd. (“JAC”), secured by a second priority security interest in all equipment, plant and machinery associated with a condensate splitter and aromatics complex, which matures in January 2021.

•               A 21% ownership interest in a portion of a subordinated credit facility for JAC from Standard Chartered Bank (“Standard Chartered”), secured by a second priority security interest in all equipment, plant and machinery associated with a condensate splitter and aromatics complex, which matures in January 2021.

•               A term loan to Lubricating Specialties Company (“LSC”), secured by a second priority security interest in LSC’s liquid storage tanks, blending lines, packaging equipment, accounts receivable and inventory, which matures in August 2018.

•               A subordinated term loan to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”), secured by, among other things, a first priority security interest in and earnings from platform supply vessels, which matures in August 2019.

•               A term loan to Premier Trailer Leasing, Inc. (“Premier Trailer”), secured  by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer, which matures in September 2020.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2015, 2014 and 2013, please refer to “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We engaged in one business segment, the business of purchasing equipment and leasing it to third parties, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.

Competition

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. When we made our investments we competed, and as we seek to liquidate our portfolio we compete, with a variety of competitors including other equipment leasing and finance funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Such competitors may have been and/or may be in a position to offer equipment to prospective customers on financial terms that were or are more favorable than those that we could offer or that we can offer in liquidating our portfolio, which may have affected our ability to make our investments and may affect our ability to liquidate our portfolio, in each case, in a manner that would enable us to achieve our investment objectives. For additional information about our competition, please see “Item 1A. Risk Factors.”

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

The Internal Revenue Service (the “IRS”) may have deemed the majority of your distributions to be a return of capital for tax purposes during our early years.  Distributions would be deemed to be a return of capital for tax purposes to the extent that we are distributing cash in an amount greater than our taxable income.  The fact that the IRS deems distributions to be a return of capital in part and we report an adjusted tax basis to you on Schedule K-1 is not an indication that we are performing greater than or less than expectations and cannot be utilized to forecast what your final return might be.

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

Your Shares may be diluted.

Some investors, including our Manager and its officers, directors and other affiliates, may have purchased Shares at discounted prices and generally will share in our revenues and distributions based on the number of Shares that they purchased, rather than the discounted subscription price paid by them for their Shares.  As a result, investors who paid discounted prices for their investments will receive higher returns on their investments in us as compared to investors who paid the entire $1,000 per Share.

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

Our Manager established an estimated value per Share of $285.90 as of December 31, 2015. You should not rely on the estimated value per Share as being an accurate measure of the current value of our Shares or an indicator of any future value of our Shares.

Our Manager established an estimated value per Share of $285.90 for our Shares as of December 31, 2015. Our Manager’s objective in determining the estimated value per Share was to arrive at a value, based on the most recent information practically available, which it believed was reasonable, including the fair market values for our assets and liabilities as determined by Hilco Enterprise Valuation Services, LLC, a third party independent valuation and consulting firm engaged by our Manager. However, the market for our assets can fluctuate quickly and substantially and values are expected to change in the future and may decrease.

As with any valuation methodology, the methodologies used to determine the estimated value per Share are based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different market participants using different assumptions and estimates could derive different estimated values. The estimated value per Share may also not represent the price that our Shares would trade at on a national securities exchange, the amount realized in a sale, merger or liquidation or the amount you would realize in a private sale of Shares.

The estimated value per Share was calculated as of a specific date and is expected to fluctuate over time in response to future events, including, but not limited to, changes in market interest rates, changes in economic, market and regulatory conditions, the prospects of the asset sectors in general or in particular, or the special purpose vehicles in which the assets may be held, rental and growth rates, returns on competing investments, changes in administrative expenses and other costs, the amount of distributions paid on our Shares, and the factors specified in this “Item 1A. Risk Factors.” There is no assurance that the methodologies used to calculate the estimated value per Share would be acceptable to the Financial Industry Regulatory Authority, Inc. or in compliance with ERISA guidelines with respect to their respective reporting requirements.

You have limited voting rights and are required to rely on our Manager to make all of our investment decisions and achieve our investment objectives.

Our Manager will make all of our investment decisions, including determining the investments we made and the dispositions we make.  Our success will depend upon the quality of the investment decisions our Manager makes, particularly relating to our investments in equipment and the realization of such investments.  You are not permitted to take part in managing, establishing or changing our investment objectives or policies.

The decisions of our Manager may be subject to conflicts of interest.

The decisions of our Manager may be subject to various conflicts of interest arising out of its relationship to us and our affiliates.  Our Manager could be confronted with decisions in which it will, directly or indirectly, have an economic incentive to place its interests or the interests of its affiliates above ours.  As of December 31, 2015, our Manager manages or is the investment manager for four other public equipment leasing and finance funds.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”  These conflicts may include, but are not limited to:

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

Any conflicts in determining and allocating investments between us and our Manager, or between us and another fund managed by our Manager, were resolved by our Manager’s investment committee, which also serves as our investment committee and the investment committee for other funds managed by our Manager and its affiliates.  Since all of the members of our Manager’s investment committee are officers of our Manager and are not independent, matters determined by such investment committee, including conflicts of interest between us, our Manager and our affiliates involving investment opportunities, may not have been as favorable to us as they would be if independent members were on the committee.  Generally, if an investment was appropriate for more than one fund, our Manager’s investment committee allocated the investment to a fund (which includes us) after taking into consideration at least the following factors:

•               whether the fund had the cash required for the investment;

•               whether the amount of debt to be incurred with respect to the investment was acceptable for the fund;

•               the effect the investment would have had on the fund’s cash flow;

•               whether the investment would further diversify, or unduly concentrate, the fund’s investments in a particular lessee/borrower, class or type of equipment, location, industry, etc.;

•               whether the term of the investment was within the term of the fund; and

•               which fund had been seeking investments for the longest period of time.

Notwithstanding the foregoing, our Manager’s investment committee may have made exceptions to these general policies when, in our Manager’s judgment, other circumstances made application of these policies inequitable or economically undesirable.  In addition, our LLC Agreement permits our Manager and our affiliates to engage in equipment acquisitions, financing secured loans and refinancing, leasing and releasing opportunities on their own behalf or on behalf of other funds even if they compete with us.

Our Manager’s officers and employees manage other businesses and will not devote their time exclusively to managing us and our business and we may face additional competition for time and capital because neither our Manager nor its affiliates are prohibited from raising money for or managing other entities that pursue the same types of investments that we targeted.

We do not employ our own full-time officers, managers or employees.  Instead, our Manager supervises and controls our business affairs.  Our Manager’s officers and employees are also officers and employees of our Manager’s affiliates.  In addition to sponsoring and managing us and other public equipment leasing and financing funds, our Manager and its affiliates currently sponsor, manage and/or distribute other investment products, including, but not limited to, a business development company.

As a result, the time and resources that our Manager’s and its affiliates’ officers and employees devote to us may be diverted and during times of intense activity in other investment products that our Manager and its affiliates manage, sponsor or distribute, such officers and employees may devote less time and resources to our business than would be the case if we had separate officers and employees.  In addition, we may have competed with any such investment entities for the same investors and investment opportunities.

Our Manager and its affiliates have received and will continue to receive expense reimbursements and fees from us and those reimbursements and fees were and are likely to exceed the income portion of distributions paid to you during our early years.

Before paying any distributions to you, we have reimbursed and will continue to reimburse our Manager and its affiliates for expenses incurred on our behalf, and paid or pay our Manager and its affiliates fees for acquiring, managing, and realizing our investments. Our Manager is not paid acquisition fees or management fees for additional investments initiated during the liquidation period, although management fees continue to be paid for investments that were part of our portfolio prior to the commencement of the liquidation period. The expense reimbursements and fees of our Manager and its affiliates were established by our Manager in compliance with the North American Securities Administrators Association guidelines for publicly offered, finite-life equipment leasing and finance funds (the “NASAA Guidelines”) in effect on May 7, 2007 and are not based on arm’s-length negotiations, but are subject to the limitations set forth in our LLC Agreement.  Nevertheless, the amount of these expense reimbursements and fees was and is likely to exceed the income portion of distributions paid to you in our early years.

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

Furthermore, we borrowed a significant portion of the purchase price of some of our investments.  This use of indebtedness permitted us to make more investments than if borrowings were not utilized.  As a consequence, we have paid and may continue to pay greater fees to our Manager than if no indebtedness were incurred because management and acquisition fees were or are based upon the gross payments earned or receivable from, or the purchase price (including any indebtedness incurred) of, our investments.  Also, our Manager will determine the amount of cash reserves that we will maintain for future expenses or contingencies.  The reimbursement of expenses, payment of fees or creation of reserves could adversely affect our ability to pay distributions to our additional members.

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

We are subject to reporting requirements under the Securities Exchange Act of 1934, as amended, including, but not limited to, the filing of current, quarterly and annual reports. Public funds sponsored by our Manager have been and are subject to the same requirements. If we experience delays in the filing of our reports, our investors may not have access to timely information concerning us, our operations, and our financial results.

Your ability to institute a cause of action against our Manager and its affiliates is limited by our LLC Agreement.

Our LLC Agreement provides that neither our Manager nor any of its affiliates will have any liability to us for any loss we suffer arising out of any action or inaction of our Manager or an affiliate if our Manager or its affiliate determined, in good faith, that the course of conduct was in our best interests and did not constitute negligence or misconduct. As a result of these provisions in our LLC Agreement, your right to institute a cause of action against our Manager may be more limited than it would be without these provisions.

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

We are indirectly subject to a number of uncertainties associated with the industries of our lessees, borrowers, and other counterparties.  We invested in a pool of equipment by, among other things, acquiring equipment subject to lease, purchasing equipment and leasing equipment to third-party end users, financing equipment for third-party end users, acquiring ownership rights to items of leased equipment at lease expiration, and acquiring interests or options to purchase interests in the residual value of equipment.  The lessees, borrowers, and other counterparties to these transactions operate in a variety of industries.  As such, we are indirectly subject to the various risks and uncertainties that affect our lessees’, borrowers’, and other counterparties’ businesses and operations. If such risks or uncertainties were to affect our lessees, borrowers, or other counterparties, we may indirectly suffer a loss on our investment, lose future revenues or experience adverse consequences to our business, operating results and financial condition.

Because we borrowed money to make our investments, losses as a result of lessee, borrower or other counterparty defaults may be greater than if such borrowings were not incurred.

Although we acquired some of our investments for cash, we borrowed a substantial portion of the purchase price of certain of our investments.  While we believe the use of leverage resulted in our ability to make more investments with less risk than if leverage was not utilized, there can be no assurance that the benefits of greater size and diversification of our investment portfolio will offset the heightened risk of loss in an individual investment using leverage.  With respect to non-recourse borrowings, if we are unable to pay our debt service obligations because a lessee, borrower or other counterparty defaults, a lender could foreclose on the investment securing the non-recourse indebtedness.  This could cause us to lose all or part of our investment or could force us to meet debt service payment obligations so as to protect our investment subject to such indebtedness and prevent it from being subject to repossession.

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

A significant part of the value of some of the equipment that we invested in is expected to be the potential value of the equipment once the lease term expires (with respect to leased equipment).  Generally, equipment is expected to decline in value over its useful life.  In making these types of investments, we assume a residual value for the equipment at the end of the lease or other investment that, at maturity, is expected to be enough to return the cost of our investment in the equipment and provide a rate of return despite the expected decline in the value of the equipment over the term of the investment.  However, the actual residual value of the equipment at maturity and whether that value meets our expectations will depend to a significant extent upon the following factors, many of which are beyond our control:

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

If a lessee or other counterparty fails to maintain equipment in accordance with the terms of our financing agreements, we may have to make unanticipated expenditures to repair the equipment in order to protect our investment.  In addition, some of the equipment we invested in was used equipment.  While we planned to inspect most used equipment prior to making an investment, there is no assurance that an inspection of used equipment prior to purchasing it would have revealed any or all defects and problems with the equipment that may occur after it was acquired by us.

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

We entered into transactions with parties that have senior debt rated below investment grade or no credit rating.  We did not require such parties to have a minimum credit rating. Lessees, borrowers, and other counterparties with lower or no credit ratings may default on payments to us more frequently than lessees, borrowers or other counterparties with higher credit ratings.  For example, if a lessee does not make lease payments to us or to a lender on our behalf or a borrower does not make loan payments to us when due, or such parties otherwise violate the terms of their contract in another way, we may be forced to terminate our agreements with such parties and attempt to recover the equipment.  We may do this at a time when we may not be able to arrange for a new lease or to sell our investment right away, if at all.  We would then lose the expected revenues and might not be able to recover the entire amount or any of our original investment.  The costs of recovering equipment upon a lessee’s, borrower’s or other counterparty’s default, enforcing the obligations under the contract, and transporting, storing, repairing, and finding a new lessee or purchaser for the equipment may be high and may negatively affect the value of our investment in the equipment.  These costs could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

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

We made investments in equipment outside of the United States. We may have difficulty enforcing our rights under foreign transaction documents. In addition, we may have difficulty repossessing equipment if a foreign party defaults and enforcement of our rights outside the United States could be more expensive. Moreover, foreign jurisdictions may confiscate our equipment. Use of equipment in a foreign country will be subject to that country’s tax laws, which may impose unanticipated taxes. While we seek to require lessees, borrowers, and other counterparties to reimburse us for all taxes imposed on the use of the equipment and require them to maintain insurance covering the risks of confiscation of the equipment, we cannot assure you that we will be successful in doing so or that insurance reimbursements will be adequate to allow for recovery of and a return on foreign investments.

In addition, we invested in equipment that may travel to or between locations outside of the United States.  Regulations in foreign countries may adversely affect our interest in equipment in those countries.  Foreign courts may not recognize judgments obtained in U.S. courts and different accounting or financial reporting practices may make it difficult to judge the financial viability of a lessee, borrower or other counterparty, heightening the risk of default and the loss of our investment in such equipment, which could have a material adverse effect on our results of operations and financial condition.

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

We invested in equipment where payments to us are not made in U.S. dollars. In these cases, we may have entered into a contract to protect these payments from fluctuations in the currency exchange rate. These contracts, known as hedge contracts, would allow us to receive a fixed number of U.S. dollars for any fixed, periodic payments due under the transactional documents even if the exchange rate between the U.S. dollar and the currency of the transaction changes over time. If the payments to us were disrupted due to default by the lessee, borrower or other counterparty, we would try to continue to meet our obligations under the hedge contract by acquiring the foreign currency equivalent of the missed payments, which may be available at unfavorable exchange rates. If a transaction is denominated in a major foreign currency such as the pound sterling, which historically has had a stable relationship with the U.S. dollar, we may have considered hedging to be unnecessary to protect the value of the payments to us, but our assumptions concerning currency stability may turn out to be incorrect. Our investment returns could be reduced in the event of unfavorable currency fluctuation when payments to us are not made in U.S. dollars.

Furthermore, when we acquired an interest in foreign equipment, we may not have been able to hedge our foreign currency exposure with respect to the value of such equipment because the terms and conditions of such hedge contracts might not have been in our best interests. Even with transactions requiring payments in U.S. dollars, the equipment may be sold at maturity for an amount that cannot be pre-determined to a buyer paying in a foreign currency. This could positively or negatively affect our income from such a transaction when the proceeds are converted into U.S. dollars.

Sellers of leased equipment could use their knowledge of the lease terms for gain at our expense.

We may have acquired equipment subject to lease from leasing companies that have an ongoing relationship with the lessees. A seller could use its knowledge of the terms of the lease, particularly the end of lease options and date the lease ends, to compete with us. In particular, a seller may approach a lessee with an offer to substitute similar equipment at lease end for lower rental amounts. This may adversely affect our opportunity to maximize the residual value of the equipment and potentially negatively affect our profitability.

Investment in joint ventures may subject us to risks relating to our co-investors that could adversely impact the financial results of such joint ventures.

We have invested in joint ventures with other businesses our Manager and its affiliates manage, as well as with unrelated third parties.  Investing in joint ventures involves additional risks not present when making investments in equipment that are wholly owned by us.  These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture may be required to guarantee all of the joint venture’s obligations.  Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with our investment objectives and want to manage the joint venture in ways that do not maximize our return.  Among other things, actions by a co-investor might subject investments that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement.  Also, when none of the co-investors control a joint venture, there might be a stalemate on decisions, including when to sell the equipment or the prices or terms of a loan or lease.  Finally, while we typically have the right to buy out the other co-investor’s interest in the equipment in the event of a sale, we may not have the resources available to do so.  These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

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

In addition to credit risks, we may be subject to other risks in equipment financing transactions in which we are deemed to be a lender. For example, equipment leases have sometimes been held by U.S. courts to be loan transactions subject to state usury laws, which limit the interest rate that can be charged. Uncertainties in the application of some laws may result in inadvertent violations that could result in reduced investment returns or, possibly, losses on our investments in the affected transactions. Although part of our business strategy is to enter into or acquire leases that are structured so that they avoid being deemed loans and would therefore not be subject to usury laws, we cannot assure you that we will be successful in doing so. In addition, as part of our business strategy, we also made secured loans, which are also subject to usury laws and, while we attempted to structure these to avoid being deemed in violation of usury laws, we cannot assure you that we were successful in doing so. Loans at usurious interest rates are subject to a reduction in the amount of interest due under such loans and, if an equipment lease or secured loan is held to be a loan with a usurious rate of interest, the amount of the lease or loan payment could be reduced, which would adversely affect our revenue.

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

We competed with a variety of financing sources for our investments, which may affect our ability to achieve our investment objectives.

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include other equipment leasing and finance funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants remains intense due to the recognition of the potential to achieve attractive returns by participating in the commercial leasing and finance industry. When we made our investments, we competed primarily on the basis of pricing, terms and structure. To the extent that our ability to make favorable investments was adversely affected by any combination of those factors, we could fail to achieve our investment objectives.

Some of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than either we or our Manager and its affiliates have.  In addition, our competitors may have been and/or may be in a position to offer equipment to prospective customers on other terms that were or are more favorable than those that we could offer or that we will be able to offer as we liquidate our portfolio, which may have affected our ability to make investments and may affect our ability to liquidate our portfolio, in each case, in a manner that would enable us to achieve our investment objectives.

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

We expect that, for federal income tax purposes, we will not be treated as the owner and lessor of the equipment that we invested in through our lending activities.  Based on our expected level of activity with respect to these types of financings, we expect that the IRS will treat us as being in the trade or business of lending.  Generally, trade or business income can be considered passive activity income.  However, because we expect that the source of funds we lent to others was the capital contributed by our members and the funds generated from our operations (rather than money we borrow from others), you may not be able to offset your share of our passive activity losses from our leasing activities with your share of our interest income from our lending activities. Instead, your share of our interest income from our lending activities would be taxed as portfolio income.

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

We may have acquired equipment subject to lease that the Code requires us to depreciate over a longer period than the standard depreciation period.  Similarly, some of the equipment that we purchased may not have been eligible for accelerated depreciation under the Modified Accelerated Cost Recovery System, which was established by the Tax Reform Act of 1986 to set forth the guidelines for accelerated depreciation under the Code.  Further, if we acquired equipment that the Code deems to be tax-exempt use property and the leases did not satisfy certain requirements, losses attributable to such equipment are suspended and may be deducted only against income we receive from such equipment or when we dispose of such equipment.  Depending on the equipment that we acquired and its eligibility for accelerated depreciation under the Code, we may have fewer depreciation deductions to offset gross lease revenue, thereby increasing our taxable income.

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

To the extent that we borrowed money in order to finance our lending activities, a portion of our income from such activities will be treated as attributable to debt-financed property and, to the extent so attributable, will constitute UBTI. The debt-financed UBTI rules are broad and there is much uncertainty in determining when, and the extent to which, property should be considered debt-financed.  Thus, the IRS might assert that a portion of the assets we acquired as part of our lending activities is debt-financed property generating UBTI, especially with regard to any indebtedness we incurred to fund working capital at a time when we held loans we have acquired or made to others.  If the IRS were to successfully assert that debt we believed should have been attributed to our leasing activities should instead be attributed to our lending activities, the amount of our income that constitutes UBTI would be increased.

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

As we depreciate our investments in leased equipment over the term of our existence and/or borrowers repay the loans we made to them, it is very likely that a portion of each distribution paid by us will be considered a return of capital, rather than income.  Therefore, the dollar amount of each distribution should not be considered as necessarily being all income to you.  As your capital in our Shares is reduced for tax purposes over the life of your investment, you will not receive a lump sum distribution upon liquidation that equals the purchase price you paid for our Shares, such as you might expect if you had purchased a bond.  Also, payments made upon our liquidation will be taxable to the extent that such payments are not a return of capital.

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

Item 3. Legal Proceedings

In the ordinary course of conducting our business, we may be subject to certain claims, suits, and complaints filed against us.  See “Item 7. Manager's Discussion and Analysis of Financial Condition and Results of Operations - Commitments and Contingencies and Off-Balance Sheet Transactions” located elsewhere in this Annual Report on Form 10-K for a complete discussion of the Equipment Acquisition Resources, Inc. (“EAR”) matter. Notwithstanding our Manager’s belief that the EAR trustee’s claims against us are unsupported by the facts, an adverse ruling or settlement may have a material impact on our consolidated financial position or results of operations. We are not aware of any other material legal proceedings that are currently pending against us or against any of our assets.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Overview

Number of Members as of
Title of Class	March 28, 2016
Manager (as a member)	1
Additional members	8,602

We, at our Manager’s discretion, paid monthly distributions to each of our additional members beginning the first month after each such member was admitted through the end of our operating period, which was on April 30, 2014. During our liquidation period, we have paid and will continue to pay distributions in accordance with the terms of our LLC Agreement. We expect that distributions paid during the liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments. We paid distributions to additional members totaling $37,944,866, $25,257,603 and $25,953,936 for the years ended December 31, 2015, 2014 and 2013, respectively. Additionally, we paid our Manager distributions of $383,282, $255,127 and $262,158 for the years ended December 31, 2015, 2014 and 2013, respectively.

Our Shares are not publicly traded and there is no established public trading market for our Shares. Given that it is unlikely that any such market will develop, our Shares are generally considered illiquid. Even if an additional member is able to sell our Shares, the price received may be less than our estimated value (“Value”) per Share indicated below.

Our estimated Value per Share as of December 31, 2015 (the “Valuation Date”) has been determined to be $285.90 per Share. The estimated Value per Share is based upon the estimated fair market value of our assets less the estimated fair market value of our liabilities as of the Valuation Date, divided by the total number of our Shares outstanding as of the Valuation Date. To the extent an investment is owned by a joint venture, we only include our share of assets and liabilities based on our ownership percentage in such joint venture.[*]  The information used to generate the estimated Value per Share, including, but not limited to, market information, investment and asset-level data and other information provided by third parties, was the most recent information practically available as of the Valuation Date. This estimated Value per Share is provided to assist (i) plan fiduciaries in fulfilling their annual valuation obligations as required by ERISA, and (ii) broker-dealers that participated in our offering of Shares in meeting their customer account statement reporting obligations as required by the Financial Industry Regulatory Authority, Inc. (“FINRA”).

The estimated Value per Share was calculated by our Manager primarily based on the fair market values provided by Hilco Enterprise Valuation Services, LLC (“Hilco”), a third-party independent valuation and consulting firm engaged by our Manager to provide material assistance related to the valuation of certain of our assets and liabilities, as further described below. The engagement of Hilco was approved by our Manager. Hilco is one of the world’s largest and most diversified business asset appraisers and valuation advisors, providing valuation opinions across virtually every business asset category.

Process and Methodology

Our Manager established the estimated Value per Share as of the Valuation Date primarily based on the fair market values of our assets and liabilities provided by Hilco. In arriving at its fair market value, Hilco utilized valuation methodologies that both our Manager and Hilco believe are standard and acceptable in the equipment financing industry for the types of assets and liabilities held by us. The valuation was performed in accordance with standard industry practice and the provisions of NASD Rule 2340 and FINRA Rule 2310. The valuation was also performed in accordance with the provisions of the guidelines established by the Uniform Standards of Professional Appraisal Practice. The fair market value provided by Hilco is in accordance with Accounting Standards Codification 820. For investments that were subsequently sold or settled after the Valuation Date but before the filing of this report, fair market values may be estimated to approximate the sale proceeds or the settlement amounts.

[*] An investment or a long-term debt obligation described in this Item 5 may not be consolidated and presented on our consolidated balance sheet as of December 31, 2015, but rather included as part of investment in joint ventures on our consolidated balance sheet as of December 31, 2015.

A summary of the methodology used by Hilco, as well as the assumptions and limitations of their work for us and of our determination of estimated Value, are presented below.

Discounted Cash Flow

The discounted cash flow (“DCF”) method was used to estimate Value using the concept of the time value of money. All projected future cash flows accruing to an asset or liability were estimated and discounted to give their present values. The sum of all projected future cash flows, both incoming and outgoing, comprises the net present value, which was recognized as the value or price of the cash flows.

Valuation of Notes Receivable

The estimated fair market value of our notes receivable at the Valuation Date was derived by applying the DCF method to the projected cash flows accruing to each asset using a discount rate reflecting the risks associated with each such asset and the time value of money. The discounted projected cash flows included all unpaid principal, interest, and fee payments for the scheduled term period of the asset. An analysis of the borrower was conducted to determine viability of payment and total debt coverage, as well as to ascertain the borrower's risk level, with such considerations reflected in the implied discount rate used in discounting the cash flows.

The discount rates used ranged from 10.2% to 25.0%.

Valuation of Operating Leases

The estimated fair market value of our operating leases at the Valuation Date was derived by applying the DCF method to projected cash flows that included all lease payments, fees and residual value assumptions for purchase at the end of the lease term. For leases that do not carry a debt component, the projected cash flows were discounted at the Valuation Date using discount rates reflecting the risks associated with each asset and the time value of money. For leases that carry a debt component, the projected cash flows were discounted at the Valuation Date both: (i) in their entirety independently from any debt payment, and (ii) as the true economic cash flow derived from subtracting out all interest and principal payments related to the debt from the total lease payment, to truly highlight cash flow available to us. This latter value was then added to the fair market value of the debt as of the Valuation Date to determine the fair market value of the asset.  For two of our vessels currently under short-term charter, the estimated fair market values were based on another independent third-party’s valuation using a sales approach.

The discount rates used ranged from 5.0% to 22.5%.

Valuation of Finance Leases

The estimated fair market value of our finance leases at the Valuation Date was derived by applying the DCF method to projected cash flows that included all lease payments, fees and residual value assumptions for purchase at the end of the lease term.  For leases that do not carry a debt component, the projected cash flows were discounted at the Valuation Date using discount rates reflecting the risks associated with each asset and the time value of money. For leases that carry a debt component, the projected cash flows were discounted at the Valuation Date both: (i) in their entirety independently from any debt payment, and (ii) as the true economic cash flow derived from subtracting out all interest and principal payments related to the debt from the total lease payment, to truly highlight cash flow available to us. This latter value was then added to the fair market value of the debt as of the Valuation Date to determine the fair market value of the asset.  For one of our finance leases, which was settled after the Valuation Date, the estimated fair market value was estimated to approximate the settlement amount.

The discount rates used ranged from 8.5% to 25.0%.

Valuation of Long-term Obligations

The estimated fair market value at the Valuation Date of our long-term obligations associated with both our operating and finance leases as described above was derived by applying the DCF method to the projected cash flows accruing to each obligation, using discount rates reflecting the risks associated with each such obligation and the time value of money. The discounted projected cash flows included all unpaid principal, interest, and fee payments for the scheduled term period of the obligation. An analysis of the borrower was conducted to determine viability of payment, total debt coverage as well as to ascertain the borrower's risk level, with such considerations reflected in the implied discount rate used in discounting the cash flows.

The discount rates used ranged from 6.0% to 14.5%.

Cash, Other Assets and Other Liabilities

Cash, other assets and other liabilities (collectively, “Other Net Assets”) include our share of items of tangible or monetary value as of the Valuation Date. The fair market values of Other Net Assets as of the Valuation Date were estimated to approximate their carrying values because of their nature or short-term maturities. Excluded from Other Net Assets are our shares of deferred financing costs and deferred revenue, which our Manager estimated as having a minimal fair value as of the Valuation Date.

Assumptions and Limitations

As with any valuation methodology, the methodologies used to determine our estimated Value per Share are based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different market participants using different assumptions and estimates could derive different estimated values. Our estimated Value per Share may also not represent the price that our Shares would trade at on a national securities exchange, the amount realized in a sale, merger or liquidation, or the amount an additional member would realize in a private sale of our Shares.

The estimated Value per Share calculated by our Manager is based on economic, market and other conditions and the information available to us and Hilco as of the Valuation Date. The estimated Value per Share is expected to fluctuate over time in response to future events, including, but not limited to, changes in market interest rates, changes in economic, market and regulatory conditions, the prospects of the asset sectors in general or in particular, or the special purpose vehicles in which the assets may be held, rental and growth rates, returns on competing investments, changes in administrative expenses and other costs, the amount of distributions paid on our Shares and the factors specified in “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K. The estimated Value per Share may also change as a result of changes in the circumstances of the risks associated with each investment.

There is no assurance that the methodologies used to calculate the estimated Value per Share would be acceptable to FINRA or in compliance with guidelines promulgated under ERISA with respect to their respective reporting requirements.

Our Manager is ultimately and solely responsible for the establishment of our estimated Value per Share. In arriving at its determination of the estimated Value per Share, our Manager considered all information provided in light of its own familiarity with our assets and liabilities and the estimated fair market values recommended by Hilco.

We currently expect that our next estimated Value per Share will be based upon our assets and liabilities as of December 31, 2016 and such value will be included in our Annual Report on Form 10-K for the year ending December 31, 2016. We intend to publish an updated estimated Value per Share annually in our subsequent Annual Reports on Form 10-K.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2015	2014	2013	2012	2011
Total revenue and other income	$21,125,866	$91,260,207	$55,789,444	$67,532,393	$75,781,907
Net (loss) income attributable to Fund Twelve	$(21,713,695)	$59,880,331	$(9,377,469)	$(28,009,680)	$2,953,773
Net (loss) income attributable to Fund Twelve
allocable to additional members	$(21,496,558)	$59,281,528	$(9,283,695)	$(27,729,583)	$2,924,235
Net (loss) income attributable to Fund Twelve
allocable to Manager	$(217,137)	$598,803	$(93,774)	$(280,097)	$29,538

Weighted average number of additional shares of
limited liability company interests outstanding	348,335	348,335	348,361	348,544	348,650
Net (loss) income attributable to Fund Twelve
per weighted average additional share of
limited liability company interests outstanding	$(61.71)	$170.19	$(26.65)	$(79.56)	$8.39
Distributions to additional members	$37,944,866	$25,257,603	$25,953,936	$33,634,797	$33,644,883
Distributions per weighted average additional share
of limited liability company interests outstanding	$108.93	$72.51	$74.50	$96.50	$96.50
Distributions to Manager	$383,282	$255,127	$262,158	$339,749	$339,752

	Years Ended December 31,
	2015	2014	2013	2012	2011
Total assets	$188,791,934	$267,429,193	$244,226,508	$365,787,022	$482,661,127
Non-recourse long-term debt and
seller's credit	$60,797,253	$71,491,784	$102,922,419	$180,276,813	$224,502,156
Members' equity	$101,452,996	$161,494,839	$126,497,651	$158,539,531	$218,571,273

Item 7. Manager's Discussion and Analysis of Financial Condition and Results of Operations

Our Manager’s Discussion and Analysis of Financial Condition and Results of Operations relates to our consolidated financial statements and should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.  Statements made in this section may be considered forward-looking. These statements are not guarantees of future performance and are based on current expectations and assumptions that are subject to risks and uncertainties.  Actual results could differ materially because of these risks and assumptions, including, among other things, factors discussed in “Part I. Forward-Looking Statements” and “Item 1A. Risk Factors” located elsewhere in this Annual Report on Form 10-K.

Overview

We operated as an equipment leasing and finance program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve. We primarily acquired equipment subject to lease, purchased equipment and leased it to third-party end users or financed equipment for third parties and, to a lesser degree, acquired ownership rights to items of leased equipment at lease expiration.  Some of our equipment leases were acquired for cash and were expected to provide current cash flow, which we refer to as “income” leases.  For our other equipment leases, we financed the majority of the purchase price through borrowings from third parties.  We refer to these leases as “growth” leases.  These growth leases generated little or no current cash flow because substantially all of the rental payments we received from the lessee were used to service the indebtedness associated with acquiring or financing the lease.  For these leases, we anticipated that the future value of the leased equipment would exceed our cash portion of the purchase price.

Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our LLC Agreement.

Our offering period ended on April 30, 2009 and our operating period commenced on May 1, 2009. During our offering period, we raised total equity of $347,686,947. Our operating period ended on April 30, 2014 and our liquidation period commenced on May 1, 2014. During our liquidation period, we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business.  If our Manager believes it would benefit our members to reinvest the proceeds received from investments in additional investments during the liquidation period, our Manager may do so. Our Manager is not paid acquisition fees or management fees for additional investments initiated during the liquidation period, although management fees continue to be paid for investments that were part of our portfolio prior to the commencement of the liquidation period.

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

Our Manager believes the U.S. economy’s recovery is likely to slow down in 2016, primarily due to a weakness in foreign growth and the strong dollar causing net exports to deteriorate and a reduction of domestic demand. The price decline of energy and other commodities has had a negative impact on the operating results of not only energy and mining companies but also other manufacturing companies with exposure to such end markets. As a result of these and other factors, we have recorded credit losses and/or impairment charges on certain of our investments (see “Significant Transactions” below). Our Manager believes that these factors may continue to have an impact on the performance of some of our portfolio companies and related assets.

Significant Transactions

        We engaged in the following significant transactions during the years ended December 31, 2015, 2014 and 2013:

Telecommunications Equipment

         From July 15, 2010 through March 31, 2011, we purchased telecommunications equipment for $5,025,434 and simultaneously leased the equipment to Broadview Networks Holdings, Inc. and Broadview Networks Inc. (collectively, “Broadview”).  The base term of the four leases was for a period of 36 months, which commenced between August 1, 2010 and April 1, 2011.  On August 22, 2012, Broadview commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court in the Southern District of New York.  On November 14, 2012, Broadview completed a prepackaged restructuring, emerged from bankruptcy and affirmed all of our leases. During 2013, upon the expiration of three leases, Broadview purchased telecommunications equipment subject to the leases from us for an aggregate purchase price of $460,725. On March 31, 2014, upon the expiration of the fourth lease, Broadview purchased telecommunications equipment subject to the lease from us for $293,090. No gain or loss was recorded as a result of these sales.

Coal Drag Line

        On July 9, 2012, Patriot Coal Corporation (“Patriot Coal”) and substantially all of its subsidiaries, including Magnum Coal Company, LLC (“Magnum”), commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court in the Southern District of New York. On March 11, 2013, we amended our lease with Magnum to expire on August 1, 2015. The terms of the amendment resulted in the reclassification of the lease from an operating lease to a finance lease. On May 12, 2015, Patriot Coal commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court for the Eastern District of Virginia. On July 24, 2015, Patriot Coal notified us that it was terminating the lease prior to its expiration date and that it would not be making the balloon payment of $4,866,000 due at the end of the lease term. After extensive negotiations, we agreed with Patriot Coal to extend the term of the lease by one month with an additional lease payment of $150,000 and to reduce the balloon payment to $700,000, subject to the bankruptcy court’s approval. As a result, the finance lease was placed on non-accrual status and a credit loss of $4,151,594 was recorded during the three months ended June 30, 2015. After obtaining the bankruptcy court’s approval, our bankruptcy claim against Patriot Coal was strengthened from an unsecured to an administrative claim. In August 2015, title to the leased equipment was transferred to Patriot Coal upon our receipt of the additional lease payment and the reduced balloon payment. For the years ended December 31, 2015, 2014 and 2013, we recognized finance income of $159,694 (of which $150,000 was recognized on a cash basis), $46,057 and $53,332, respectively. No gain or loss was recognized as a result of the sale of leased equipment.

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

        On May 16, 2013, Leighton provided notice to us that it was exercising its purchase options on the Leighton Vessels. On August 23, 2013, Leighton, in accordance with the terms of a bareboat charter scheduled to expire on June 25, 2017, exercised its option to purchase the Leighton Mynx from us for $25,832,445, including payment of swap-related expenses of $254,719. In addition, Leighton paid all break costs and legal fees incurred by us with respect to the sale of the Leighton Mynx. As a result of the termination of the lease and the sale of the vessel, we recognized additional finance income of $562,411. A portion of the proceeds from the sale of the Leighton Mynx were used to repay Leighton’s seller’s credits of $7,335,000 related to our original purchase of the barge as well as to satisfy third-party non-recourse debts related to the barge by making a payment of $13,290,982. As part of the repayment, the interest rate swaps related to the debts were terminated and a loss on derivative financial instruments of $210,779 was recognized. On April 3, 2014, Leighton, in accordance with the terms of three bareboat charters scheduled to expire between 2017 and 2018, exercised its options and purchased the three remaining Leighton Vessels from us for an aggregate price of $155,220,900, including payment of swap-related expenses of $720,900. As a result of the termination of the leases and the sale of the three remaining Leighton Vessels, we recognized additional finance income of $57,248,440. A portion of the aggregate purchase price due from the exercise of the purchase options was used to satisfy the Leighton seller’s credits of $47,421,000 related to our original purchase of the three Leighton Vessels as well as to satisfy our non-recourse debt obligations with Standard Chartered of $38,425,536.

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

On March 29, 2011, we and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), an entity also managed by our Manager, entered into a joint venture owned 25% by us and 75% by Fund Fourteen for the purpose of acquiring two aframax tankers and two VLCCs. Our contribution to the joint venture was $12,166,393.  The aframax tankers were each acquired for $13,000,000 and simultaneously bareboat chartered to AET Inc. Limited (“AET”) for a period of three years.  The VLCCs were each acquired for $72,000,000 and simultaneously bareboat chartered to AET for a period of 10 years. On April 14, 2014 and May 21, 2014, upon expiration of the leases with AET, the joint venture sold the aframax tankers, the Eagle Otome and the Eagle Subaru, to third-party purchasers for an aggregate price of $14,821,890. As a result, the joint venture recognized an aggregate gain on sale of assets of $2,229,932. Our share of such gain was $557,483, which is included within income from investment in joint ventures on our consolidated statement of comprehensive (loss) income.

        On May 22, 2013, we entered into a termination agreement with AET whereby AET returned the aframax tanker, the Eagle Centaurus, to us prior to the scheduled charter termination date of November 13, 2013. AET paid an early termination fee of $1,400,000 and the balance of the charter hire through the end of the original charter term of $1,487,375. On June 5, 2013, the Eagle Centaurus was sold to a third party for $6,688,955. We recognized a net gain of $197,087 from the transactions, comprised of a gain on lease termination of $2,887,375 and a loss on sale of assets of $2,690,288.  Simultaneously with the sale, we used the proceeds from the sale of the Eagle Centaurus to satisfy the remaining third-party debt obligations of $9,728,740 that were related to the Eagle Centaurus and the Eagle Auriga. As part of the repayment, the interest rate swaps related to the debt were terminated and a loss on derivative financial instruments of $128,630 was recognized.

        On July 2, 2013, Lily Shipping Ltd. (“Lily Shipping”), in accordance with the terms of a bareboat charter scheduled to expire on October 29, 2014, exercised its option to purchase the product tanker, the Ocean Princess, from us for $5,790,000. In addition, we collected the charter hire of $553,500 for the period July 1, 2013 through November 1, 2013. As a result of the termination of the lease and the sale of the product tanker, we recognized additional finance income of $115,786, comprised of a gain on lease termination of $553,500 and a loss on sale of assets of $437,714. A portion of the proceeds from the sale of the vessel were used to repay Lily Shipping a seller’s credit of $4,300,000 related to our original purchase of the vessel.

        On August 6, 2013, we entered into a termination agreement with AET whereby AET returned the aframax tanker, the Eagle Auriga, to us prior to the scheduled charter termination date of November 14, 2013. AET paid an early termination fee of $1,400,000 and the balance of the charter hire through the end of the original charter term of $1,505,625. On August 15, 2013, the Eagle Auriga was sold to a third party for $5,578,716. We recognized a net gain of $157,385 from the transactions, comprised of a gain on lease termination of $2,905,625 and a loss on sale of assets of $2,748,240.

        On October 17, 2013, two joint ventures owned 64.3% by us and 35.7% by ICON Income Fund Ten Liquidating Trust, an entity in which our Manager acted as Managing Trustee, entered into two termination agreements with AET whereby AET returned two aframax tankers, the Eagle Carina and the Eagle Corona, to us prior to the scheduled charter termination date of November 14, 2013 and paid early termination fees of $2,800,000. On November 7, 2013, the Eagle Carina and the Eagle

Corona were sold to third parties for $12,568,944. The joint ventures recognized total net gains of $1,777,046 from the transactions, comprised of gains on lease terminations of $3,034,010 and losses on sale of assets of $1,256,964.

        During the year ended December 31, 2013, several potential counterparties with whom our Manager was discussing re-leasing opportunities for the Eagle Carina, the Eagle Corona, the Eagle Auriga and the Eagle Centaurus (collectively, the “Eagle Vessels”) terminated negotiations, which was an indicator that the Eagle Vessels’ carrying value may be further impaired. Consequently, we performed impairment testing on the Eagle Vessels based on the contractual cash flows for the remaining term of the lease and the estimated residual value of each vessel. As a result, we recognized an aggregate impairment loss of $1,770,529 for the year ended December 31, 2013. Projected future scrap rates were a critical component of these analyses.

        In connection with our annual impairment review for the year ended December 31, 2013, our Manager concluded that the carrying values of two containership vessels, the Aegean Express and the Arabian Express, were not recoverable and determined that an impairment existed as of December 31, 2013. That determination was based on a forecast of undiscounted contractual cash flows for the remaining terms of the leases and non-contractual cash flows based on a weighted average probability of alternate opportunities of re-leasing or disposing of the two containership vessels. Projected future scrap rates were a critical component of those analyses as well as negotiated rates related to re-leasing the two vessels. Based on our Manager’s review, the net book values of the Aegean Express and the Arabian Express exceeded the estimated undiscounted cash flows and exceeded the fair values and, as a result, we recognized an aggregate impairment loss of $13,020,226 for the year ended December 31, 2013.

On April 1, 2014, the Aegean Express and the Arabian Express were returned to us in accordance with the terms of the charters. Upon redelivery, the bareboat charters were terminated and we assumed the underlying time charters for the vessels. As we assumed operational responsibility of the vessels, we simultaneously contracted with Fleet Ship Management Inc. (“Fleet Ship”) to manage the vessels on our behalf. Accordingly, these vessels have been reclassified to Vessels on our consolidated balance sheets. The time charters for the Aegean Express and the Arabian Express are scheduled to expire on March 30, 2016 and July 13, 2016, respectively.

During the year ended December 31, 2015, based on (i) the upcoming time charter expirations with no expectation that such charters would be renewed or timely replaced with new longer-term charter agreements and (ii) current low time charter rates in the market, our Manager performed impairment analyses and concluded that the carrying values of the Aegean Express and the Arabian Express were not recoverable and that impairment existed. Our Manager estimated the fair market values of the vessels based on third-party valuations using a sales comparison approach. Based upon our Manager’s assessment, the net book values of the Aegean Express and the Arabian Express exceeded their estimated undiscounted cash flows and their fair values and, as a result, we recognized an aggregate impairment loss of $11,149,619 for the year ended December 31, 2015.

On March 21, 2014, a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), an entity also managed by our Manager, through two indirect subsidiaries, entered into memoranda of agreement to purchase the SIVA Vessels from Siva Global Ships Limited (“Siva Global”) for an aggregate purchase price of $41,600,000. The EPIC Bali and the EPIC Borneo were delivered on March 28, 2014 and April 8, 2014, respectively. The SIVA Vessels were bareboat chartered to an affiliate of Siva Global for a period of eight years upon the delivery of each respective vessel. The SIVA Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan from DVB Group Merchant Bank (Asia) Ltd. (“DVB”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit.

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

Manufacturing Equipment

        On May 16, 2011, we entered into an agreement to sell auto parts manufacturing equipment subject to lease with Sealynx Automotive Transieres SAS (“Sealynx”) for €3,000,000. The purchase price was scheduled to be paid in three installments and bore interest at 5.5% per year. We would retain title to the equipment until the final payment was received, which was due on June 1, 2013. On April 25, 2012, Sealynx filed for Redressement Judiciaire, a proceeding under French law similar to a Chapter

11 reorganization under the U.S. Bankruptcy Code. On July 8, 2013, Sealynx satisfied the terms of its finance lease by making a final payment of €1,189,636 (US $1,527,680) to us, at which time, we transferred title to the equipment subject to the finance lease to Sealynx.

        During 2008, ICON EAR, LLC (“ICON EAR”), a joint venture owned 55% by us and 45% by ICON Leasing Fund Eleven, LLC (“Fund Eleven”), an entity also managed by our Manager, purchased and simultaneously leased semiconductor manufacturing equipment to EAR for $15,729,500, of which our share was $8,651,225.  The lease term commenced on July 1, 2008 and was scheduled to expire on June 30, 2013. As additional security for the lease, ICON EAR received mortgages on certain parcels of real property located in Jackson Hole, Wyoming.

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

    Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 6, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against ICON EAR, thereby dismissing ICON EAR’s claims to the proceeds resulting from the sale of the EAR equipment. ICON EAR appealed this decision. On September 16, 2013, the lower court’s ruling was affirmed by the Illinois Appellate Court. On October 21, 2013, ICON EAR filed a Petition for Leave to Appeal with the Supreme Court of Illinois appealing the decision of the Illinois Appellate Court, which petition was denied on January 29, 2014. During the year ended December 31, 2014, ICON EAR sold its only remaining asset consisting of the real property for $207,937. No material gain or loss was recorded as a result of this sale. Prior to the sale, ICON EAR recognized an impairment charge of $70,412 based on the then estimated fair value less cost to sell the real property.

    On January 4, 2012, MW Universal, Inc. (“MWU”) and certain of its subsidiaries satisfied their obligations relating to two of the three lease schedules. On August 20, 2012, we sold the automotive manufacturing equipment subject to lease with LC Manufacturing, LLC, a wholly owned subsidiary of MWU (“LC Manufacturing”), and terminated warrants issued to us for aggregate proceeds of $8,300,000. As a result, based on our 93.67% ownership interest in ICON MW, LLC (“ICON MW”), our joint venture with Fund Eleven, we received proceeds in the amount of $7,774,610 and recognized a loss on the sale of $88,786. In addition, our Manager evaluated the collectability of the personal guaranty of a previous owner of LC Manufacturing and, based on the findings, ICON MW recorded a credit loss of $5,411,484, of which our portion was $5,068,937. In February 2013, ICON MW commenced an action against the guarantor. On October 5, 2015, ICON MW received summary judgment against the guarantor on the issue of liability. A hearing to determine damages is scheduled for May 2016.

On October 7, 2013, a joint venture owned 45% by us and 55% by Fund Eleven, upon the expiration of the lease with Pliant Corporation (“Pliant”), sold the plastic processing and printing equipment to Pliant for $7,000,000. Our share of the gain on sale of assets was $1,078,335.

Mining Equipment

        On September 12, 2013, a joint venture owned by us, Fund Eleven and ICON ECI Fund Sixteen (“Fund Sixteen”), an entity also managed by our Manager, purchased mining equipment for $15,106,570. The equipment was subject to a 24-month lease with Murray Energy Corporation and certain of its affiliates (collectively, “Murray”). On December 1, 2013 and February 1, 2014, Fund Sixteen contributed capital of $933,678 and $1,725,517, respectively, to the joint venture, inclusive of acquisition fees. Subsequent to Fund Sixteen’s second capital contribution, the joint venture was owned 13.2% by us, 67% by Fund Eleven and 19.8% by Fund Sixteen.  As a result, we received corresponding returns of capital.  The lease was scheduled to expire on September 30, 2015, but was extended for one month with an additional lease payment of $635,512. On October 29, 2015, Murray purchased the equipment pursuant to the terms of the lease for $2,991,400. As a result, a gain on sale of assets of $448,710 was recognized by the joint venture, of which our share was $59,230. Pursuant to a remarketing agreement with a third party, the joint venture paid an aggregate remarketing fee of $766,466 as part of the transaction.

On March 4, 2014, a joint venture owned 60% by us, 15% by Fund Fourteen, 15% by Fund Fifteen and 10% by Fund Sixteen purchased mining equipment from an affiliate of Blackhawk Mining, LLC (“Blackhawk”). Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of $25,359,446 was funded by $17,859,446 in cash and $7,500,000 of non-recourse long-term debt with People’s Capital and Leasing Corp. (“People’s Capital”). The loan bears interest at a rate of 6.5% per year and matures on February 1, 2018.  On October 27, 2015, the joint venture amended the lease with Blackhawk to waive Blackhawk’s breach of a financial covenant during the nine months ended September 30, 2015 in consideration for a partial prepayment of $3,502,514, which included an amendment fee of $75,000. In addition, corresponding amendments were made to certain payment and repurchase provisions of the lease to account for the partial prepayment.  On December 8, 2015, the joint venture further amended the lease with Blackhawk to add and revise certain financial covenants. The joint venture received an additional amendment fee of $75,000.

On September 18, 2014, a joint venture owned 55.817% by us and 44.183% by Hardwood Partners, LLC (“Hardwood”) purchased mining equipment for $6,789,928. The equipment is subject to a 36-month lease with Murray, which expires on September 30, 2017.

Trucks and Trailers

On March 28, 2014, a joint venture owned 60% by us, 27.5% by Fund Fifteen and 12.5% by Fund Sixteen purchased trucks, trailers and other equipment from subsidiaries of D&T Holdings, LLC (“D&T”) for $12,200,000. Simultaneously, the trucks, trailers and other equipment were leased to D&T and its subsidiaries for 57 months. On September 15, 2014, the lease agreement with D&T was amended to allow D&T to increase its capital expenditure limit. In consideration for agreeing to such increase, lease payments of $1,480,000 that were scheduled to be paid in 2018 were paid by October 31, 2014.  In addition, the joint venture received an amendment fee of $100,000, which was to be recognized as finance income throughout the remaining lease term.

Gas Compressors

On July 15, 2011, a joint venture owned 49.54% by us, 40.53% by Fund Fourteen and 9.93% by Hardwood amended the master lease agreement with Atlas Pipeline Mid-Continent, LLC (“APMC”), an affiliate of Atlas Pipeline Partners, L.P., requiring APMC to purchase eight gas compressors it leased from the joint venture upon lease termination. The joint venture received an amendment fee of $500,000 and the leases were reclassified from operating leases to finance leases. On September 14, 2011, the joint venture financed future receivables related to the leases by entering into a non-recourse loan agreement with Wells Fargo Equipment Finance, Inc. (“Wells Fargo”) in the amount of $10,628,119. Wells Fargo received a first priority security interest in the gas compressors, among other collateral. The loan bore interest at 4.08% per year and was scheduled to mature on September 1, 2013. On May 30, 2013, the joint venture, in accordance with the terms of the lease, sold the eight gas compressors to APMC for $7,500,000. As a result, we recognized a gain on sale of $384,433. Simultaneously with the sale, the joint venture prepaid and satisfied its non-recourse debt obligation with Wells Fargo for $7,500,000. As a result, we recognized a loss on extinguishment of debt of $85,970, which is included in interest expense on the consolidated statements of comprehensive (loss) income.

Notes Receivable

On June 29, 2009, we and Fund Fourteen entered into a joint venture for the purpose of making secured term loans in the aggregate amount of $20,000,000 to INOVA Rentals Corporation (f/k/a ARAM Rentals Corporation) and INOVA Seismic Rentals Inc. (f/k/a ARAM Seismic Rental Inc.) (collectively, the “INOVA Borrowers”), which were scheduled to mature on August 1, 2014. In 2011, we exchanged our 52.09% ownership interest in the joint venture for our proportionate share of the notes receivable owned by the joint venture, which was subsequently deconsolidated and then terminated. The loans bore interest at 15% per year and were secured by a first priority security interest in all analog seismic system equipment owned by the INOVA Borrowers, among other collateral. On January 31, 2014, the INOVA Borrowers satisfied their obligation in connection with these loans by making a prepayment of $1,671,858. No material gain or loss was recorded as a result of this transaction.

On June 30, 2010, we made two secured term loans in the aggregate amount of $9,600,000, one to Ocean Navigation 5 Co. Ltd. and one to Ocean Navigation 6 Co. Ltd. (collectively, “Ocean Navigation”), as part of a $96,000,000 term loan facility. The loans were funded between July 2010 and September 2010 and proceeds from the facility were used by Ocean Navigation to purchase two aframax tanker vessels, the Shah Deniz and the Absheron, which were valued in the aggregate at $115,700,000 on the date the transaction occurred. The loans bore interest at 15.25% per year and were for a period of six years maturing between July and September 2016. The loans were secured by a second priority security interest in the vessels. On April 15, 2014, we sold all our interest in the loans with Ocean Navigation to Garanti Bank International, N.V. for $9,600,000. As a result, we wrote off the remaining initial direct costs associated with the notes receivable of $455,420 as a charge against finance income.

On September 1, 2010, we made a secured term loan to EMS Enterprise Holdings, LLC, EMS Holdings II, LLC, EMS Engineered Materials Solutions, LLC, EMS CUP, LLC and EMS EUROPE, LLC (collectively, “EMS”) in the amount of $3,200,000. The loan bore interest at 13% per year and was scheduled to mature on September 1, 2014. The loan was secured by a first priority security interest in metal cladding and production equipment. On September 3, 2013, EMS satisfied their obligation in connection with the loan by making a prepayment of $1,423,462, comprised of all outstanding principal, accrued and unpaid interest, and prepayment fees of $72,500. As a result, we recognized additional finance income of $72,423.

On February 29, 2012, we made a secured term loan in the amount of $2,000,000 to VAS Aero Services, LLC (“VAS”) as part of a $42,755,000 term loan facility. The loan bore interest at variable rates ranging between 12% and 14.5% per year and matured on October 6, 2014. The loan was secured by a second priority security interest in all of VAS’s assets. During the year ended December 31, 2014, VAS experienced financial hardship resulting in its failure to make the final monthly payment under the loan as well as the balloon payment due on the maturity date. Our Manager engaged in discussions with VAS, VAS’s owners, the senior creditor and other second lien creditors in order to put in place a viable restructuring or refinancing plan. In December 2014, this specific plan to restructure or refinance fell through. While discussions on other options were still ongoing, our Manager determined that we should record a credit loss reserve based on an estimated liquidation value of VAS’s inventory and accounts receivable. As a result, the loan was placed on non-accrual status and a credit loss reserve of $631,986 was recorded during the year ended December 31, 2014 based on our pro-rata share of the liquidation value of the collateral. The value of the collateral was based on a third-party appraisal using a sales comparison approach. As of December 31, 2014, the net carrying value of the loan was $966,359. In March 2015, the 90-day standstill period provided for in the loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continued to charge VAS forbearance fees. Although discussions among the parties were still ongoing, these factors resulted in our Manager making a determination to record an additional credit loss reserve of $362,665 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. The forced liquidation value of the collateral was primarily based on a third-party appraisal using a sales comparison approach. On July 23, 2015, we sold all of our interest in the loan to GB Loan, LLC (“GB”) for $268,975. As a result, we recorded an additional credit loss of $334,719 during the three months ended June 30, 2015 prior to the sale. No gain or loss was recognized as a result of the sale. In addition, we wrote off the credit loss reserve and corresponding balance of the loan of $1,329,370 during the year ended December 31, 2015. No finance income was recognized since the date the loan was considered impaired. Accordingly, no finance income was recognized for the year ended December 31, 2015. Finance income recognized on the loan prior to recording the credit loss reserve was $197,741 and $256,209 for the years ended December 31, 2014 and 2013, respectively.

On July 24, 2012, we made a secured term loan in the amount of $500,000 to affiliates of Frontier Oilfield Services, Inc. (collectively, “Frontier”) as part of a $5,000,000 term loan facility. The loan bore interest at 14% per year and was for a period of 66 months. The loan was secured by, among other things, a first priority security interest in Frontier’s saltwater disposal wells and related equipment and a second priority security interest in Frontier’s other assets, including real estate, machinery and accounts receivable, which were valued at approximately $38,925,000 on the date the transaction occurred. On October 11, 2013, Frontier made a partial prepayment of $86,524, which included a prepayment fee of $8,924 that was recognized as additional finance income. On December 30, 2014, we sold all of our interest in the loan to Frontier Expansion and Development, LLC for $375,000. As a result, we recognized a loss and wrote off the remaining initial direct costs associated with the notes receivable totaling $62,365 as a charge against finance income.

On September 10, 2012, we made a secured term loan in the amount of $4,080,000 to Superior Tube Company, Inc. and Tubes Holdco Limited (collectively, “Superior”) as part of a $17,000,000 term loan facility. The loan bore interest at 12% per year and was for a period of 60 months. The loan was secured by, among other things, a first priority security interest in Superior’s assets, including tube manufacturing and related equipment and a mortgage on real property, and a second priority security interest in Superior’s accounts receivable and inventory. On January 30, 2015, Superior satisfied its obligations in connection with the loan by making a prepayment of $4,191,328, comprised of all outstanding principal, accrued interest and a prepayment fee of $122,038. As a result, we recognized additional finance income of $50,550.

On November 28, 2012, we made a secured term loan in the amount of $4,050,000 to SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC (collectively, “SAE”) as part of an $80,000,000 term loan facility. The loan bore interest at 13.5% per year and was for a period of 48 months. The loan was secured by, among other things, a first priority security interest in all existing and thereafter acquired assets, including seismic testing equipment, of SAE and its parent company, SAExploration Holdings, Inc. (“SAE Holdings”), and a pledge of all the equity interests in SAE and SAE Holdings.  In addition, we acquired warrants, exercisable until December 5, 2022, to purchase 0.051% of the outstanding common stock of SAE Holdings. On October 31, 2013, we entered into an amendment to the loan agreement with SAE to amend certain provisions and covenant ratios. As a result of the amendment, we received an amendment fee of $30,687. On July 2, 2014, SAE satisfied its obligation in connection with the loan by making a prepayment of $4,591,523, comprised of all outstanding principal, accrued interest and prepayment fees of $449,389. The prepayment fees were recognized as additional finance income. On July 21, 2014, we exercised the warrants and received net cash proceeds of $14,208, which resulted in a loss of $43,126 that was recorded in loss on derivative financial instruments.

On February 12, 2013, we made a secured term loan in the amount of $2,700,000 to NTS Communications, Inc. and certain of its affiliates (collectively, “NTS”) as part of a $6,000,000 facility. On March 28, 2013, NTS borrowed $765,000 and on June 27, 2013, NTS drew down the remaining $1,935,000 from the facility. The loan bore interest at 12.75% per year and was scheduled to mature on July 1, 2017. The loan was secured by a first priority security interest in all equipment and assets of NTS. On June 6, 2014, NTS satisfied their obligations in connection with the loan by making a prepayment of $2,701,212, comprised of all outstanding principal, accrued interest and a prepayment fee of $102,600. The prepayment fee was recognized as additional finance income.

On April 5, 2013, we made a secured term loan in the amount of $3,870,000 to LSC as part of an $18,000,000 facility. The loan bears interest at 13.5% per year and matures on August 1, 2018. The loan is secured by, among other things, a second priority security interest in LSC’s liquid storage tanks, blending lines, packaging equipment, accounts receivable and inventory, which were valued in the aggregate at approximately $52,030,000 on the date the transaction occurred. On December 11, 2013, LSC made a partial prepayment of $1,354,500, which included a prepayment fee of $64,500 that was recognized as additional finance income.

On December 22, 2011, a joint venture owned 25% by us and 75% by Fund Fourteen made a $20,124,000 subordinated term loan to JAC as part of a $171,050,000 term loan facility. The loan initially bore interest at rates ranging between 12.5% and 15% per year and matures in January 2021. The loan is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

On May 15, 2013, a joint venture owned 21% by us, 39% by Fund Eleven and 40% by Fund Fifteen purchased a portion of a $208,038,290 subordinated credit facility for JAC from Standard Chartered for $28,462,500. The subordinated credit facility initially bore interest at rates ranging between 12.5% and 15% per year and matures in January 2021. The subordinated credit facility is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex. Our initial contribution to the joint venture was $6,456,034.

As of March 31, 2015, JAC was in technical default of the loan and facility as a result of its failure to provide certain financial data to the joint ventures. In addition, JAC realized lower than expected operating results caused in part by a temporary shutdown of its manufacturing facility due to technical constraints that have since been resolved. As a result, JAC failed to make the expected payments that were due to the joint ventures during the three months ended March 31, 2015. Although these delayed payments did not trigger a payment default under the loan and facility agreements, the interest rate payable by JAC under the loan and facility increased from 12.5% to 15.5%. During the three months ended June 30, 2015, an expected tolling arrangement did not commence and JAC’s stakeholders were unable to agree upon a restructuring plan. As a result, the manufacturing facility had not yet resumed operations and JAC continued to experience liquidity constraints. Accordingly, our Manager determined that there was doubt regarding the joint ventures’ ultimate collectability of the loan and facility. Our Manager visited JAC’s facility and engaged in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon such discussions, which included a potential conversion of a portion of the loan and facility to equity and/or a restructuring of the loan and facility, our Manager believed that the joint ventures may potentially not be able to recover approximately $13,500,000 to $47,300,000 of the outstanding balance due from JAC under the loan and facility as of June 30, 2015. During the three months ended June 30, 2015, the joint ventures recognized a total credit loss of $33,264,710, which our Manager believed was the most likely outcome based upon the negotiations at the time. Our share of the total credit loss for the three months ended June 30, 2015 was $7,834,118. During the three months ended June 30, 2015, the joint ventures placed the loan and facility on non-accrual status and no finance income was recognized.

During the three months ended September 30, 2015, JAC continued to be non-operational and therefore not able to service interest payments under the loan and facility. Discussions between the senior lenders and certain other stakeholders of JAC ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated. As a result, JAC entered receivership on September 28, 2015. At September 30, 2015, our Manager reassessed the collectability of the loan and facility by considering the following factors: (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. Our Manager also considered the proposed plan of converting a portion of the loan and facility to equity and/or restructuring the loan and facility in the event that JAC’s stakeholders recommenced discussions. Based upon such reassessment, our Manager believed that the joint ventures may potentially not be able to recover approximately $41,200,000 to $51,000,000 of the outstanding balance due from JAC under the loan and facility prior to recording the initial total credit loss. During the three months ended September 30, 2015, the joint ventures recognized a total credit loss of $16,856,310, which our Manager believed was the most likely outcome derived from its reassessment. Our share of the total credit loss for the three months ended September 30, 2015 was $3,856,928. In January 2016, our Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Manager anticipates that a one-year tolling arrangement with JAC’s suppliers will be implemented during the first half of 2016 to allow JAC’s facility to recommence operations. Although our Manager believes that the marketability of JAC’s facility should improve if and when the facility recommences operations, our Manager does not anticipate that JAC will make any payments to the joint ventures while operating under the expected tolling arrangement. Our Manager updated the collectability analysis under the loan and facility as of December 31, 2015 and determined that comparable enterprise values derived from EBITDA multiples and trading prices of unsecured distressed debt in comparable industries each decreased. In addition, our Manager considered that, as of December 31, 2015, (i) a tolling arrangement with JAC’s suppliers did not commence as originally anticipated; (ii) no further discussions occurred between JAC, the joint ventures, the senior lenders and certain other stakeholders of JAC regarding a restructuring plan and (iii) JAC’s manufacturing facility continues to be non-operational. Based upon these factors, our Manager believes that the joint ventures’ ultimate collectability of the loan and facility may result in less of a recovery from its prior estimate. As a result, our Manager determined to record an additional total credit loss of $10,137,863, which our Manager believes is the most likely outcome derived from its reassessment as of December 31, 2015. Our share of the total credit loss for the three months ended December 31, 2015 was $2,319,835. An additional credit loss may be recorded in future periods based upon future developments of the receivership process or if the joint ventures’ ultimate collectability of the loan and facility results in less of a recovery from their current estimate. Our Manager has also assessed impairment under the equity method of accounting for our investment in the joint ventures and concluded that they are not impaired. For the years ended December 31, 2015, 2014 and 2013, the joint ventures recognized finance income of $2,136,688, $7,356,011 and $5,202,278, respectively, prior to the loan and the facility being placed on non-accrual status. As of December 31, 2015 and 2014, the total net investment in notes receivable held by the joint ventures was $10,137,863 and $67,340,800, respectively, and our total investment in the joint ventures was $2,324,885 and $15,838,805, respectively.

On September 16, 2013, we made a secured term loan in the amount of $11,000,000 to Cenveo Corporation (“Cenveo”). The loan bore interest at the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus 11.0% per year, and was for a period of 60 months. The loan was secured by a first priority security interest in specific equipment used to produce, print, fold, and package printed commercial envelopes, which was valued at approximately $29,123,000 on the date the transaction occurred. On October 31, 2013, we borrowed $7,150,000 of non-recourse long-term debt from NXT Capital, LLC (“NXT”) secured by our interest in the loan to and collateral from Cenveo. The non-recourse long-term debt was scheduled to mature on October 1, 2018 and bore interest at LIBOR plus 6.5% per year. On July 7, 2014, Cenveo made a partial prepayment of $1,111,912 in connection with the loan, which included a net prepayment fee of $11,912. Simultaneously, we partially paid down our non-recourse long-term debt with NXT by making a payment of $702,915.  On September 30, 2015, Cenveo satisfied its obligations in connection with the loan by making a prepayment of $6,936,875, comprised of all outstanding principal, accrued interest and a prepayment fee of $132,000. The prepayment fee was recognized as additional finance income. As a result of the prepayment by Cenveo, we satisfied our non-recourse long-term debt obligations with NXT by making a prepayment of $4,223,432.

On November 26, 2013, we, Fund Fifteen and a third-party creditor made a superpriority, secured term loan in the amount of $30,000,000 to Green Field Energy Services, Inc. and its affiliates (collectively, “Green Field”), of which our share was $7,500,000. The loan bore interest at LIBOR plus 10% per year and was scheduled to mature on August 26, 2014. The loan was secured by a superpriority security interest in all of Green Field’s assets. On March 18, 2014, Green Field satisfied its obligation in connection with the loan by making a prepayment of $7,458,047, comprised of all outstanding principal and accrued interest. No material gain or loss was recorded as a result of this transaction.

On June 17, 2014, we and Fund Fourteen entered into a secured term loan credit facility agreement with SeaChange Projects LLC (“SeaChange”) to provide a credit facility of up to $7,000,000, of which our commitment was $6,300,000. On June 20, 2014 and August 20, 2014, we funded $4,050,000 and $2,250,000, respectively. The facility was used to partially finance SeaChange’s acquisition and conversion of a containership vessel to meet certain time charter specifications of the Military Sealift Command of the Department of the United States Navy. The facility bore interest at 13.25% per year and was scheduled to mature on February 15, 2018. The facility was secured by, among other things, a first priority security interest in and earnings from the vessel and the equity interests of SeaChange. Due to SeaChange’s inability to meet certain requirements of the Department of the United States Navy, which resulted in the cancellation of the time charter, SeaChange was required to repay all outstanding principal and accrued interest under the facility in accordance with the loan agreement. On September 24, 2014, SeaChange satisfied its obligation by making a prepayment of $6,475,894, comprised of all outstanding principal and accrued interest.

On July 14, 2014, we, Fund Fourteen and Fund Fifteen (collectively, “ICON”) entered into a secured term loan credit facility agreement with TMA to provide a credit facility of up to $29,000,000 (the “ICON Loan”), of which our commitment of $21,750,000 was funded on August 27, 2014 (the “TMA Initial Closing Date”). The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at LIBOR, subject to a 1% floor, plus a margin of 17%.  Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. On November 24, 2014, ICON entered into an amended and restated senior secured term loan credit facility agreement with TMA pursuant to which an unaffiliated third party agreed to provide a senior secured term loan in the amount of up to $89,000,000 (the “Senior Loan”, and collectively with the ICON Loan, the “TMA Facility”) to acquire two additional vessels. The TMA Facility has a term of five years from the TMA Initial Closing Date. As a result of the amendment, the margin for the ICON Loan increased to 15% and repayment of the ICON Loan became subordinated to the repayment of the Senior Loan. The TMA Facility is secured by, among other things, a first priority security interest in the four vessels and TMA’s right to the collection of hire with respect to earnings from the sub-charterer related to the four vessels. The amendment qualified as a new loan under U.S. generally accepted accounting principles (“U.S. GAAP”) and therefore, we wrote off the initial direct costs and deferred revenue associated with the ICON Loan of $674,014 as a charge against finance income. As a condition to the amendment and increased size of the TMA Facility, TMA was required to have all four platform supply vessels under contract by March 31, 2015. Due to TMA’s failure to meet such condition, TMA has been in technical default and in payment default while available cash has been swept and applied to the Senior Loan in accordance with the loan agreement. Interest on the ICON Loan is currently being capitalized. While our note receivable has not been paid in accordance with the loan agreement, our collateral position has been strengthened as the principal balance of the Senior Loan was paid down at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. As a result, our Manager is currently engaged in discussions with the senior lender and TMA to amend the TMA Facility and expects that payments to us will recommence in the near future. Based on, among other things, TMA’s payment history and the collateral value as of December 31, 2015, our Manager continues to believe that all contractual interest and outstanding principal payments under the ICON Loan are collectible. As a result, we continue to account for our net investment in note receivable related to TMA on an accrual basis despite a portion of the outstanding balance being over 90 days past due.

On September 24, 2014, we, Fund Fourteen, Fund Fifteen and Fund Sixteen entered into a secured term loan credit facility agreement with Premier Trailer to provide a credit facility of up to $20,000,000, of which our commitment of $10,000,000 was funded on such date. The loan bears interest at LIBOR, subject to a 1% floor, plus 9% per year, and is for a period of six years. The loan is secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer. Premier Trailer’s assets, including its fleet of trailers, were valued at approximately $64,088,000 (only a portion of which secures our loan) on the date the transaction occurred.

On November 13, 2014, we and Fund Fourteen made secured term loans in the aggregate amount of $15,000,000 to NARL Marketing Inc. and certain of its affiliates (collectively, “NARL”) as a part of a $30,000,000 senior secured term loan credit facility, of which our commitment was $12,000,000. The loan bore interest at 10.75% per year and was for a period of three years. The loan was secured by a first priority security interest in all of NARL’s existing and thereafter acquired assets including, but not limited to, its retail and wholesale fuel equipment, including pumps and storage tanks, and a mortgage on certain real properties. On May 7, 2015, NARL made a partial prepayment on the loan of $827,333 pursuant to the excess cash sweep provision of the loan agreement. On July 15, 2015, NARL made a voluntary partial prepayment on the loan of $6,296,859, which included a prepayment fee of $270,000. The prepayment fee was recognized as additional finance income. On August 6, 2015, NARL satisfied its obligations in full by making a prepayment of $4,319,854 pursuant to the excess cash sweep provision of the loan agreement, comprised of all outstanding principal and unpaid interest.

Acquisition Fees

In connection with the transactions that we entered into during the years ended December 31, 2015, 2014 and 2013, we paid acquisition fees to our Manager of $0, $3,884,570 and $1,975,062, respectively.

Subsequent Event

On January 15, 2016, D&T satisfied its remaining lease obligations by making a prepayment of $8,000,000. In addition, D&T exercised its option to repurchase all assets under the lease for $1, upon which title was transferred.

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

In January 2015, FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items  (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items.  The adoption of ASU 2015-01 becomes effective for us on January 1, 2016, including interim periods within that reporting period.  Early adoption is permitted.  The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements.

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

In April 2015, FASB issued ASU No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability, consistent with debt discounts. ASU 2015-03 will be applied on a retrospective basis. The adoption of ASU 2015-03 becomes effective for us on January 1, 2016, including interim periods within that reporting period. Early adoption is permitted. The adoption of ASU 2015-03 is not expected to have a material effect on our consolidated financial statements. Upon adoption of ASU 2015-03, debt issuance costs associated with non-recourse long-term debt will be reclassified in our consolidated balance sheets from other non-current assets to non-recourse long-term debt, less current portion.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which provides guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The adoption of ASU 2016-01 becomes effective for us on January 1, 2018, including interim periods within that reporting period. We are currently in the process of evaluating the impact of the adoption of ASU 2016-01 on our consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 implements changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the recently released revenue recognition guidance. The adoption of ASU 2016-02 becomes effective for us on January 1, 2019. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”), which eliminates the retroactive adjustments to an investment upon it qualifying for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence by the investor. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting. The adoption of ASU 2016-07 becomes effective for us on January 1, 2017, including interim periods within that reporting period. Early adoption is permitted. The adoption of ASU 2016-07 is not expected to have a material effect on our consolidated financial statements.

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

For time charters, the vessels are stated at cost.  Expenditures subsequent to the acquisition of such vessels for conversions and major improvements are capitalized when such expenditures appreciably extend the life, increase the earning capacity or improve the efficiency or safety of such vessels. We recognize revenue ratably over the period of such charters.  Vessel operating expenses, repairs and maintenance are charged to expense as incurred and are included in vessel operating expenses in our consolidated statements of comprehensive (loss) income.

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

Depreciation

We record depreciation expense on equipment when the lease is classified as an operating lease or vessel.  In order to calculate depreciation, we first determine the depreciable base, which is the equipment cost less the estimated residual value at lease termination.  Depreciation expense is recorded on a straight-line basis over the lease term.

Notes Receivable and Revenue Recognition

Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate the loans, net of any unamortized premiums or discounts on purchased loans. We use the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment. Unearned income, discounts and premiums are amortized to finance income in our consolidated statements of comprehensive (loss) income using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our consolidated balance sheets. Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income in our consolidated statements of comprehensive (loss) income. Our notes receivable may contain a paid-in-kind (“PIK”) interest provision. Any PIK interest, if deemed collectible, will be added to the principal balance of the note receivable and is recorded as income.

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

Results of Operations for the Years Ended December 31, 2015 (“2015”) and 2014 (“2014”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	December 31,
	2015		2014
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Tanker vessels	$36,760,303	41%	$37,998,931	29%
Platform supply vessels	21,002,939	23%	21,589,043	16%
Mining equipment	13,935,435	15%	22,184,672	17%
Trailers	9,842,336	11%	9,809,033	7%
Transportation	6,515,755	7%	8,360,217	6%
Lubricant manufacturing equipment	2,668,887	3%	2,703,292	2%
Energy equipment	-	-	11,473,409	9%
Printing equipment	-	-	8,086,659	6%
Coal drag line	-	-	5,741,902	4%
Tube manufacturing equipment	-	-	4,092,215	3%
Aircraft engines	-	-	966,359	1%
	$90,725,655	100%	$133,005,732	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During 2015 and 2014, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2015	2014
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	24%	1%
Siva Global Ships Limited	Tanker vessels	22%	3%
Blackhawk Mining, LLC	Mining equipment	17%	3%
D&T Holdings, LLC	Transportation	11%	2%
Leighton Holdings Limited	Offshore oil field services equipment	-	85%
		74%	94%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of comprehensive (loss) income.

Non-performing Assets within Financing Transactions

As of December 31, 2014, the net carrying value of our impaired loan related to VAS was $966,359. The loan was considered impaired during the three months ended December 31, 2014. During 2015, we recorded an additional credit loss of $697,384 prior to the sale of our interest in the loan to GB for $268,975 on July 23, 2015. No gain or loss was recognized as a result of the sale. No finance income was recognized since the date the loan was considered impaired. Accordingly, no finance income was recognized in 2015. Finance income recognized on the loan prior to recording the credit loss was $197,741 in 2014 (see “Significant Transactions” above).

On May 12, 2015, Patriot Coal commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court for the Eastern District of Virginia. On July 24, 2015, Patriot Coal notified us that it was terminating the lease and that it would not be making the balloon payment of $4,866,000 due at the end of the lease term. After extensive negotiations, we agreed with Patriot Coal to extend the term of the lease by one month with an additional lease payment of $150,000 and to reduce the balloon payment to $700,000, subject to the bankruptcy court’s approval. As a result, the finance lease was placed on non-accrual status and a credit loss of $4,151,594 was recorded during 2015. In August 2015, title to the leased equipment was transferred to Patriot Coal upon our receipt of the additional lease payment and the reduced balloon payment. During 2015 and 2014, we recognized finance income of $159,694 (of which $150,000 was recognized on a cash basis) and $46,057, respectively. No gain or loss was recognized during 2015 as a result of the sale of leased equipment (see “Significant Transactions” above).

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	December 31,
	2015		2014
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Offshore oil field services equipment	$60,964,665	85%	$66,356,257	73%
Vessels	5,720,000	8%	18,266,677	20%
Mining equipment	4,778,814	7%	6,395,518	7%
	$71,463,479	100%	$91,018,452	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost and our vessels as of each reporting date.

Impaired Assets within Operating Lease Transactions

During 2015, we recognized an aggregate impairment loss of $11,149,619 on our vessels related to the Aegean Express and the Arabian Express based on impairment analyses performed by our Manager, which concluded that the carrying values of the Aegean Express and the Arabian Express were not recoverable and that impairment existed. As of December 31, 2015 and 2014, the net carrying value of such vessels was $5,720,000 and $18,266,677, respectively. During 2015 and 2014, we recognized time charter revenue of $5,361,706 and $4,132,289, respectively (see “Significant Transactions” above).

During 2015 and 2014, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2015	2014
Swiber Holdings Limited	Offshore oil field services equipment	52%	65%
Pacific Crest Pte. Ltd.	Offshore oil field services equipment	33%	19%
Murray Energy Corporation	Mining equipment	15%	4%
Vroon Group B.V.	Marine - container vessels	-	12%
		100%	100%

Revenue and other income for 2015 and 2014 is summarized as follows:

	Years Ended December 31,
	2015	2014	Change
Finance income	$13,646,291	$68,225,836	$(54,579,545)
Rental income	14,128,629	13,911,707	216,922
Time charter revenue	5,361,706	4,132,289	1,229,417
(Loss) income from investment in joint ventures	(12,010,760)	3,271,192	(15,281,952)
Loss on lease termination	-	(18,800)	18,800
Gain on sale of assets, net	-	1,737,983	(1,737,983)
Total revenue and other income	$21,125,866	$91,260,207	$(70,134,341)

Total revenue and other income for 2015 decreased $70,134,341, or 76.9%, as compared to 2014. The decrease was primarily attributable to (i) a decrease in finance income related to the gain on exercise of purchase options associated with three of the Leighton Vessels by Leighton during 2014 with no comparable gain in 2015, (ii) our share of the loss from investment in joint ventures related to JAC due to the credit loss reserve recorded during 2015 (see “Significant Transactions” above) and (iii) a gain recognized in 2014 from the sale of marine diving equipment with no comparable gain in 2015. These decreases were partially offset by an increase in time charter revenue related to the Aegean Express and the Arabian Express as we commenced operating such vessels in April 2014.

Expenses for 2015 and 2014 are summarized as follows:

	Years Ended December 31,
	2015	2014	Change
Management fees	$1,404,272	$1,918,023	$(513,751)
Administrative expense reimbursements	1,744,189	4,785,387	(3,041,198)
General and administrative	2,692,895	3,066,828	(373,933)
Interest	4,009,417	5,289,185	(1,279,768)
Depreciation	8,405,354	7,127,975	1,277,379
Credit loss, net	4,848,978	634,803	4,214,175
Impairment loss	11,149,619	70,412	11,079,207
Vessel operating	4,402,857	4,334,167	68,690
Loss on derivative financial instruments	-	372,316	(372,316)
Total expenses	$38,657,581	$27,599,096	$11,058,485

Total expenses for 2015 increased $11,058,485, or 40.1%, as compared to 2014. The increase was primarily attributable to (i) impairment losses recorded related to the Aegean Express and the Arabian Express during 2015, (ii) the credit loss recorded related to Patriot Coal during 2015 and (iii) an increase in depreciation expense due to entering into two new operating leases during 2014. These increases were partially offset by a decrease in administrative expense reimbursements primarily due to costs incurred on our behalf by our Manager in connection with a proposed sale of our assets during our liquidation period in 2014 and lower costs incurred in 2015 as compared to 2014 as a result of the decrease in size of our investment portfolio during our liquidation period. These increases were also partially offset by decreases in (a) interest expense primarily as a result of the repayment of our non-recourse long-term debt associated with three of the Leighton Vessels that were sold in 2014, (b) general and administrative expenses primarily due to higher legal fees incurred during 2014 related to EAR and other various matters as compared to 2015 and (c) management fees primarily due to the sale of three of the Leighton Vessels in 2014 and prepayments on our financing receivables, which included the sale of our interest in the loans with Ocean Navigation and the prepayment by SAE during 2014.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $401,200, from $3,780,780 in 2014 to $4,181,980 in 2015. The increase was primarily due to additional consolidated joint ventures that we entered into during 2014.

Other Comprehensive Income

Other comprehensive income decreased $629,587, from $629,587 in 2014 to $0 in 2015. The decrease was primarily due to (i) the termination or maturity of all our designated interest rate swaps in April 2014, which resulted in the reclassification from AOCI to interest expense and loss on derivative financial instruments during 2014 and (ii) the change in fair value of our designated interest rate swaps during 2014.

Net (Loss) Income Attributable to Fund Twelve

As a result of the foregoing factors, net (loss) income attributable to us for 2015 and 2014 was $(21,713,695) and $59,880,331, respectively. Net (loss) income attributable to us per weighted average additional Share outstanding for 2015 and 2014 was $(61.71) and $170.19, respectively.

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

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of comprehensive (loss) income.

Non-performing Assets within Financing Transactions

As of December 31, 2014, the net carrying value of our impaired loan related to VAS was $966,359. No finance income was recognized since the date the loan was impaired during 2014. We recognized $197,741 and $256,209 of finance income related to VAS during 2014 and 2013, respectively, prior to the loan being impaired. As of December 31, 2013, the net carrying value of the loan related to VAS was $1,687,232 (see “Significant Transactions” above).

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	December 31,
	2014		2013
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Offshore oil field services equipment	$66,356,257	73%	$35,135,234	64%
Vessels	18,266,677	20%	-	-
Mining equipment	6,395,518	7%	-	-
Marine - container vessels	-	-	20,071,331	36%
	$91,018,452	100%	$55,206,565	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost and our vessels as of each reporting date.

The Aegean Express and the Arabian Express were reclassified from leased equipment at cost to vessels on our consolidated balance sheets upon termination of the bareboat charters in April 2014. The net carrying value of the Aegean Express and the Arabian Express represent the balance of our vessels as of December 31, 2014. In addition, these vessels generated all of our time charter revenue for 2014 presented on our consolidated statements of comprehensive (loss) income.

Impaired Assets within Operating Lease Transactions

During 2013, we recognized an impairment charge of $14,790,755 on the leased equipment at cost, of which $13,020,226 was related to the Aegean Express and the Arabian Express. As of December 31, 2014 and 2013, the net carrying value of such vessels was $18,266,677 and $20,071,331, respectively. As of December 31, 2014 and 2013, these vessels were classified as vessels and leased equipment at cost, respectively, on our consolidated balance sheets. Time charter revenue/rental income of $5,816,081 and $6,735,168 was recognized with respect to these vessels during 2014 and 2013, respectively (see “Significant Transactions” above).

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

Total expenses for 2014 decreased $36,030,618, or 56.6%, as compared to 2013. The decrease in depreciation was primarily due to the sale of the Eagle Vessels during 2013. The decrease in impairment loss was due to the recognition of impairment losses in connection with the Eagle Vessels, the Aegean Express and the Arabian Express of $14,790,755 during 2013, compared to an impairment loss of $70,412 recognized on real property held by ICON EAR during 2014. The decrease in interest was primarily due to the repayment of our non-recourse long-term debt associated with the sale of multiple vessels and certain equipment during or subsequent to 2013, partially offset by three additional borrowings of non-recourse long-term debt during 2014. In addition, we incurred a loss on disposition of assets of foreign investment as a result of the reclassification of the accumulated loss on currency translation adjustment out of AOCI due to the sale of a foreign investment during 2013, with no comparable loss incurred in 2014. These decreases were partially offset by vessel operating expenses incurred during 2014 related to the Aegean Express and the Arabian Express as we commenced operating such vessels in April 2014 and an increase in administrative expense reimbursements, primarily due to increased costs incurred on our behalf by our Manager in connection with a proposed sale of our assets during our liquidation period in 2014. Our Manager may continue to incur additional professional fees and costs on our behalf as it continues to pursue the sale of our assets in one or more strategic transactions.

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

Financial Condition

This section discusses the major balance sheet variances at December 31, 2015 compared to December 31, 2014.

Total Assets

Total assets decreased $78,637,259, from $267,429,193 at December 31, 2014 to $188,791,934 at December 31, 2015. The decrease was primarily the result of the use of existing cash and cash generated from our investments to (a) pay distributions to our members and noncontrolling interests, (b) repay our non-recourse long-term debt and (c) repay liabilities due to our Manager for expenses incurred in connection with a proposed sale of our assets during our liquidation period in 2014. The decrease was also due to (i) our share of losses from our investment in joint ventures as a result of the total credit loss recorded by the joint ventures, (ii) the impairment loss recognized on the Aegean Express and the Arabian Express, (iii) depreciation on our leased equipment at cost and vessels, and (iv) the credit loss recorded on our finance lease with Patriot Coal.

Current Assets

Current assets decreased $12,232,532, from $34,655,589 at December 31, 2014 to $22,423,057 at December 31, 2015. The decrease was primarily due to (i) distributions paid to our members and noncontrolling interests, (ii) scheduled repayments on our non-recourse long-term debt during 2015 and (iii) the credit loss recorded on our finance lease with Patriot Coal, which was included in current portion of net investment in finance leases as of December 31, 2014. These decreases were partially offset by cash generated from operations and several prepayments on our long-term financing receivables.

Total Liabilities

Total liabilities decreased $13,445,593, from $76,549,257 at December 31, 2014 to $63,103,664 at December 31, 2015. The decrease was primarily due to the repayment of our non-recourse long-term debt and the repayment of liabilities due to our Manager for expenses incurred in connection with a proposed sale of our assets during our liquidation period in 2014. Our Manager may continue to incur additional professional fees and costs on our behalf as it continues to pursue the sale of our assets in one or more strategic transactions.

Current Liabilities

Current liabilities decreased $3,878,188, from $12,240,238 at December 31, 2014 to $8,362,050 at December 31, 2015. The decrease was primarily due to the repayment of liabilities due to our Manager for expenses incurred in connection with a proposed sale of our assets during our liquidation period in 2014 and the satisfaction of our non-recourse debt related to Cenveo.

Equity

Equity decreased $65,191,666, from $190,879,936 at December 31, 2014 to $125,688,270 at December 31, 2015. The decrease was primarily due to distributions to our members and noncontrolling interests during 2015 and our net loss during 2015.

Liquidity and Capital Resources

Summary

At December 31, 2015 and 2014, we had cash and cash equivalents of $8,404,092 and $15,410,563, respectively. Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of December 31, 2015, the cash reserve was $1,738,435. During our operating period, our main source of cash was typically from operating activities and our main use of cash was in investing and financing activities. During our liquidation period, which commenced on May 1, 2014, we expect our main sources of cash will be from the collection of income and principal on our notes receivable and finance leases and proceeds from the sale of assets held directly by us or indirectly by our joint ventures and our main use of cash will be for distributions to our members and noncontrolling interests. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we meet our debt obligations, pay distributions to our members and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

We anticipate being able to meet our liquidity requirements into the foreseeable future through the expected results of our operating activities, as well as cash received from our investments at maturity. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control. See “Item 1A. Risk Factors.”

Cash Flows

The following table sets forth summary cash flow data:

	Years Ended December 31,
	2015	2014	2013
Net cash provided by (used in):
Operating activities	$26,170,007	$26,783,311	$31,200,193
Investing activities	25,629,739	34,192,057	16,677,549
Financing activities	(58,806,217)	(59,550,112)	(64,873,321)
Effects of exchange rates on cash and cash equivalents	-	-	110
Net (decrease) increase in cash and cash equivalents	$(7,006,471)	$1,425,256	$(16,995,469)

Note: See the Consolidated Statements of Cash Flows included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities

Cash provided by operating activities decreased $613,304, from $26,783,311 in 2014 to $26,170,007 in 2015.  The decrease was primarily due to a decrease in the collection of finance income as a result of the termination or expiration of certain finance leases as well as the timing of payments of certain of our liabilities. This decrease was partially offset by higher operating cash flows in 2015 generated by two new operating leases we entered into in 2014.

Investing Activities

Cash provided by investing activities decreased $8,562,318, from $34,192,057 in 2014 to $25,629,739 in 2015. The decrease was primarily due to (i) proceeds received from the exercise of purchase options related to three of the Leighton Vessels during 2014, (ii) less principal received on notes receivable primarily due to several prepayments during 2014 and (iii) lower distributions from our investment in joint ventures during 2015. These decreases were partially offset by no new investments made during 2015.

Financing Activities

Cash used in financing activities decreased $743,895, from $59,550,112 in 2014 to $58,806,217 in 2015.  The decrease was primarily due to (a) a larger repayment on our non-recourse long-term debt during 2014 as a result of the sale of three of the Leighton Vessels, (b) no payments of debt financing costs and (c) no repayments of seller’s credit during 2015, partially offset by (i) less investments made by noncontrolling interests, (ii) less proceeds received from our non-recourse long-term debt and (iii) higher distributions paid to our members and noncontrolling interests.

Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at December 31, 2015 and 2014 of $48,049,520 and $59,195,786, respectively. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying loan or lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of December 31, 2015 and 2014, the total carrying value of assets subject to non-recourse long-term debt was $87,131,546 and $107,226,456, respectively.

As a result of the partial prepayment by Cenveo, on July 7, 2014, we partially paid down our non-recourse long-term debt with NXT that was secured by our interest in the loan to and collateral from Cenveo by making a prepayment of $702,915. On September 30, 2015, as a result of the prepayment by Cenveo, we satisfied our non-recourse long-term debt obligations with NXT by making a prepayment of $4,223,432.

At December 31, 2015, we were in compliance with all covenants related to our non-recourse long-term debt.

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

Distributions

We, at our Manager’s discretion, paid monthly distributions to each of our additional members beginning with the first month after each such member’s admission through the end of our operating period, which was April 30, 2014. We paid distributions to our additional members of $37,944,866, $25,257,603 and $25,953,936 for the years ended December 31, 2015, 2014 and 2013, respectively. We paid distributions to our Manager of $383,282, $255,127 and $262,158 for the years ended December 31, 2015, 2014 and 2013, respectively. We paid distributions to our noncontrolling interests of $9,390,629, $7,079,452 and $7,182,576 for the years ended December 31, 2015, 2014 and 2013, respectively. During our liquidation period, we have paid and will continue to pay distributions in accordance with the terms of our LLC Agreement. We expect that distributions paid during the liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments.

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

At December 31, 2015, we had non-recourse long-term debt and seller’s credit. Each lender has a security interest in the majority of the assets collateralizing each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the assets.  In such cases, the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender. If the lessee defaults on the lease, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of the non-recourse debt. At December 31, 2015, our outstanding non-recourse long-term indebtedness and seller’s credit totaled $60,797,253.

Principal and interest maturities of our debt, seller’s credit and related interest consisted of the following at December 31, 2015:

	Payments Due by Period
	Total	1 Year	2 - 3 Years	4 - 5 Years	Thereafter
Non-recourse debt	$48,049,520	$6,205,639	$11,528,881	$9,400,000	$20,915,000
Seller's credit	16,500,000	-	5,000,000	-	11,500,000
Non-recourse debt interest*	10,625,237	2,598,169	4,088,507	2,952,356	986,205
	$75,174,757	$8,803,808	$20,617,388	$12,352,356	$33,401,205

*Based on fixed or variable rates in effect at December 31, 2015.

In connection with certain debt obligations, we are required to maintain restricted cash accounts with certain banks. At December 31, 2015, we had restricted cash of $2,068,709, which is presented within other non-current assets in our consolidated balance sheets.

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

Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 6, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against ICON EAR, thereby dismissing ICON EAR’s claims to the proceeds resulting from the sale of the EAR equipment. ICON EAR appealed this decision. On September 16, 2013, the lower court’s ruling was affirmed by the Illinois Appellate Court. On October 21, 2013, ICON EAR filed a Petition for Leave to Appeal with the Supreme Court of Illinois appealing the decision of the Illinois Appellate Court, which petition was denied on January 29, 2014. On December 24, 2014, ICON EAR sold the real property for $207,937.

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

If interest rates increase or decrease significantly, our leases and notes receivable already in place would generally not be affected.

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

Our exposure to market risk relates primarily to our fixed-rate notes receivable, fixed-rate non-recourse long-term debt and seller’s credit. As of December 31, 2015, the principal balance on our fixed-rate notes receivable was $33,582,938. As of December 31, 2015, the principal balance on our fixed-rate non-recourse long-term debt was $48,049,520. As of December 31, 2015, the principal balance on our seller’s credit was $12,747,733.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of cash flows may be subjective and based on estimates. Changes in assumptions or estimates can have a material effect on these estimated fair values. The following fair values were determined using the discount rates that we believe our outstanding fixed-rate notes receivable, fixed-rate non-recourse long-term debt and seller’s credit would warrant as of December 31, 2015 and are indicative of the interest rate environment as of December 31, 2015, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of the principal balance on our fixed-rate notes receivable, fixed-rate non-recourse long-term debt and seller’s credit was $32,995,104, $47,117,900 and $13,254,281, respectively, as of December 31, 2015.

We currently have four outstanding notes payable, which constitute our non-recourse long-term debt obligations.  All of our notes pay interest at a fixed rate. Our Manager has evaluated the impact of the condition of the credit markets on our future results of operations and cash flows and we do not expect any adverse impact should credit conditions in general remain the same or deteriorate further.

We manage our exposure to equipment and residual risk by monitoring the markets in which our equipment is located and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ICON Leasing Fund Twelve, LLC

We have audited the accompanying consolidated balance sheets of ICON Leasing Fund Twelve, LLC (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive (loss) income, changes in equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Leasing Fund Twelve, LLC at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                                                                            /s/ ERNST & YOUNG LLP

New York, New York

March 29, 2016

ICON Leasing Fund Twelve, LLC

 (A Delaware Limited Liability Company)

Consolidated Balance Sheets

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$8,404,092	$15,410,563
Current portion of net investment in notes receivable	4,102,738	6,482,004
Current portion of net investment in finance leases	6,630,691	12,142,423
Other current assets	3,285,536	620,599
Total current assets	22,423,057	34,655,589
Non-current assets:
Net investment in notes receivable, less current portion	29,411,423	52,238,006
Net investment in finance leases, less current portion	50,580,803	62,143,299
Leased equipment at cost (less accumulated depreciation of
$25,438,880 and $18,430,584, respectively)	65,743,479	72,751,775
Vessels (less accumulated depreciation of $2,683,605 and $1,286,547, respectively)	5,720,000	18,266,677
Investment in joint ventures	12,233,856	25,235,827
Other non-current assets	2,679,316	2,138,020
Total non-current assets	166,368,877	232,773,604
Total assets	$188,791,934	$267,429,193
Liabilities and Equity
Current liabilities:
Current portion of non-recourse long-term debt	$6,205,639	$7,332,765
Deferred revenue	158,988	167,813
Due to Manager and affiliates, net	437,925	2,798,414
Accrued expenses and other current liabilities	1,559,498	1,941,246
Total current liabilities	8,362,050	12,240,238
Non-current liabilities:
Non-recourse long-term debt, less current portion	41,843,881	51,863,021
Seller's credits	12,747,733	12,295,998
Other non-current liabilities	150,000	150,000
Total non-current liabilities	54,741,614	64,309,019
Total liabilities	63,103,664	76,549,257
Commitments and contingencies (Note 15)
Equity:
Members’ equity:
Additional members	103,518,658	162,960,082
Manager	(2,065,662)	(1,465,243)
Total members' equity	101,452,996	161,494,839
Noncontrolling interests	24,235,274	29,385,097
Total equity	125,688,270	190,879,936
Total liabilities and equity	$188,791,934	$267,429,193
See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Comprehensive (Loss) Income

asdf

	Years Ended December 31,
	2015	2014	2013
Revenue and other income:
Finance income	$13,646,291	$68,225,836	$16,811,076
Rental income	14,128,629	13,911,707	32,785,533
Time charter revenue	5,361,706	4,132,289	-
(Loss) income from investment in joint ventures	(12,010,760)	3,271,192	4,061,317
(Loss) gain on lease termination	-	(18,800)	8,827,010
Gain (loss) on sale of assets, net	-	1,737,983	(6,695,492)
Total revenue and other income	21,125,866	91,260,207	55,789,444
Expenses:
Management fees	1,404,272	1,918,023	3,247,710
Administrative expense reimbursements	1,744,189	4,785,387	2,284,264
General and administrative	2,692,895	3,066,828	3,169,333
Interest	4,009,417	5,289,185	8,677,154
Depreciation	8,405,354	7,127,975	29,824,603
Credit loss, net	4,848,978	634,803	-
Impairment loss	11,149,619	70,412	14,790,755
Vessel operating	4,402,857	4,334,167	-
Loss on disposition of assets of foreign investment	-	-	1,447,361
Loss on derivative financial instruments	-	372,316	188,534
Total expenses	38,657,581	27,599,096	63,629,714
Net (loss) income	(17,531,715)	63,661,111	(7,840,270)
Less: net income attributable to noncontrolling interests	4,181,980	3,780,780	1,537,199
Net (loss) income attributable to Fund Twelve	(21,713,695)	59,880,331	(9,377,469)

Other comprehensive income:
Change in fair value of derivative financial instruments	-	282,919	2,180,188
Reclassification adjustment for losses on derivative financial
instruments due to early termination	-	346,668	-
Currency translation adjustment during the year	-	-	8,003
Currency translation adjustment reclassified to net income	-	-	1,447,361
Total other comprehensive income	-	629,587	3,635,552
Comprehensive (loss) income	(17,531,715)	64,290,698	(4,204,718)
Less: comprehensive income attributable to noncontrolling interests	4,181,980	3,780,780	1,589,252
Comprehensive (loss) income attributable to Fund Twelve	$(21,713,695)	$60,509,918	$(5,793,970)

Net (loss) income attributable to Fund Twelve allocable to:
Additional members	$(21,496,558)	$59,281,528	$(9,283,695)
Manager	(217,137)	598,803	(93,774)
	$(21,713,695)	$59,880,331	$(9,377,469)

Weighted average number of additional shares of limited liability
company interests outstanding	348,335	348,335	348,361
Net (loss) income attributable to Fund Twelve per weighted average additional
share of limited liability company interests outstanding	$(61.71)	$170.19	$(26.65)

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

asdf

	Members' Equity
	Additional
	Shares of			Accumulated
	Limited Liability			Other	Total
	Company	Additional		Comprehensive	Members'	Noncontrolling	Total
	Interests	Members	Manager	Loss	Equity	Interests	Equity
Balance, December 31, 2012	348,429	$164,205,604	$(1,452,987)	$(4,213,086)	$158,539,531	$17,788,978	$176,328,509
Net (loss) income	-	(9,283,695)	(93,774)	-	(9,377,469)	1,537,199	(7,840,270)
Change in fair value of derivative
financial instruments	-	-	-	2,128,135	2,128,135	52,053	2,180,188
Disposition of asset of foreign investment	-	-	-	1,447,361	1,447,361	-	1,447,361
Currency translation adjustments	-	-	-	8,003	8,003	-	8,003
Distributions	-	(25,953,936)	(262,158)	-	(26,216,094)	(7,182,576)	(33,398,670)
Shares of limited liability company interests
repurchased	(94)	(31,816)	-	-	(31,816)	-	(31,816)
Balance, December 31, 2013	348,335	128,936,157	(1,808,919)	(629,587)	126,497,651	12,195,654	138,693,305
Net income	-	59,281,528	598,803	-	59,880,331	3,780,780	63,661,111
Change in fair value of derivative
financial instruments	-	-	-	282,919	282,919	-	282,919
Reclassification adjustment for losses on derivative
financial instrucments due to early termination	-	-	-	346,668	346,668	-	346,668
Distributions	-	(25,257,603)	(255,127)	-	(25,512,730)	(7,079,452)	(32,592,182)
Investment by noncontrolling interests	-	-	-	-	-	20,488,115	20,488,115
Balance, December 31, 2014	348,335	162,960,082	(1,465,243)	-	161,494,839	29,385,097	190,879,936
Net (loss) income	-	(21,496,558)	(217,137)	-	(21,713,695)	4,181,980	(17,531,715)
Distributions	-	(37,944,866)	(383,282)	-	(38,328,148)	(9,390,629)	(47,718,777)
Investment by noncontrolling interests	-	-	-	-	-	58,826	58,826
Balance, December 31, 2015	348,335	$103,518,658	$(2,065,662)	$-	$101,452,996	$24,235,274	$125,688,270

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

asdf

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(17,531,715)	$63,661,111	$(7,840,270)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Finance income	(6,745,536)	(62,511,037)	(11,934,182)
Rental income paid directly to lenders by lessees	-	(1,088,550)	(21,243,166)
Loss (income) from investment in joint ventures	12,010,760	(3,271,192)	(4,061,317)
Depreciation	8,405,354	7,127,975	29,824,603
Interest expense on non-recourse financing paid directly to lenders by lessees	-	63,644	1,577,271
Interest expense from amortization of debt financing costs	176,435	617,069	691,194
Net accretion of seller's credits and other	451,735	833,335	2,301,984
Impairment loss	11,149,619	70,412	14,790,755
Credit loss, net	4,848,978	634,803	-
Net loss (gain) on lease termination	-	18,800	(8,827,010)
Net (gain) loss on sale of assets	-	(1,737,983)	6,695,492
Loss on derivative financial instruments	-	562,577	188,534
Loss on disposition of assets of foreign investment	-	-	1,447,361
Changes in operating assets and liabilities:
Collection of finance leases	19,469,634	20,832,230	27,353,307
Other assets	(3,382,668)	(1,207,414)	2,307,702
Accrued expenses and other current liabilities	(381,748)	683,478	(1,612,354)
Deferred revenue	(8,825)	(487,393)	(1,767,545)
Interest rate swaps	-	(693,647)	-
Due to Manager and affiliates, net	(2,502,989)	2,424,051	95,733
Distributions from joint ventures	210,973	251,042	1,212,101
Net cash provided by operating activities	26,170,007	26,783,311	31,200,193
Cash flows from investing activities:
Purchase of equipment	-	(65,584,650)	-
Proceeds from exercise of purchase options	-	110,964,516	21,001,670
Proceeds from sale of leased assets	144,521	207,937	22,664,141
Restricted cash	-	603,546	-
Investment in joint ventures	(17,826)	(31,275)	(11,593,286)
Distributions received from joint ventures in excess of profits	940,564	2,647,526	3,897,420
Investment in notes receivable, net	-	(50,207,586)	(25,703,358)
Principal received on notes receivable	24,562,480	35,592,043	6,410,962
Net cash provided by investing activities	25,629,739	34,192,057	16,677,549
Cash flows from financing activities:
Proceeds from non-recourse long-term debt	-	7,500,000	7,150,000
Repayment of non-recourse long-term debt	(11,146,266)	(53,450,452)	(37,111,835)
Proceeds from revolving line of credit, recourse	-	10,000,000	10,500,000
Repayment of revolving line of credit, recourse	-	(10,000,000)	(10,500,000)
Repurchase of shares of limited liability company interests	-	-	(31,816)
Payment of debt financing costs	-	(400,000)	-
Repayment of seller's credit	-	(210,000)	(1,481,000)
Investment by noncontrolling interests	58,826	19,602,522	-
Distributions to noncontrolling interests	(9,390,629)	(7,079,452)	(7,182,576)
Distributions to members	(38,328,148)	(25,512,730)	(26,216,094)
Net cash used in financing activities	(58,806,217)	(59,550,112)	(64,873,321)
Effects of exchange rates on cash and cash equivalents	-	-	110
Net (decrease) increase in cash and cash equivalents	(7,006,471)	1,425,256	(16,995,469)
Cash and cash equivalents, beginning of year	15,410,563	13,985,307	30,980,776
Cash and cash equivalents, end of year	$8,404,092	$15,410,563	$13,985,307

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,400,764	$5,373,488	$5,350,859
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on non-recourse long-term debt paid directly to lenders by lessees	$-	$1,088,550	$32,258,668
Reclassification of net assets from leased equipment at cost to net
investment in finance lease	$-	$-	$9,376,510
Principal on non-recourse long-term debt paid directly to lenders by buyers of equipment	$-	$-	$4,481,600
Vessels purchased with non-recourse long-term debt paid directly to seller	$-	$50,800,000	$-
Vessels purchased with subordinated non-recourse financing provided by seller	$-	$6,986,691	$-
Satisfaction of seller's credit netted at sale	$-	$42,863,178	$10,204,522
Reclassification of leased equipment to Vessels	$-	$19,190,776	$-
Debt financing costs netted at funding	$-	$520,800	$-
Investment by noncontrolling interests	$-	$885,593	$-
Equipment purchased with remarketing liability	$-	$68,147	$-
Interest reserve net against principal repayment of note receivable	$-	$206,250	$-
Termination fee paid directly to lender by lessee to settle debt obligation	$-	$-	$2,800,000
Balance due from equity investee deemed contribution in investment in joint venture	$142,500	$-	$-

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

(1)      Organization

ICON Leasing Fund Twelve, LLC (the “LLC”) was formed on October 3, 2006 as a Delaware limited liability company. When used in these notes to consolidated financial statements, the terms “we,” “us,” “our” or similar terms refer to the LLC and its consolidated subsidiaries.

We engaged in one business segment, the business of purchasing equipment and leasing it to third parties, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.

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

Our offering period commenced on May 7, 2007 and ended on April 30, 2009. We offered shares of limited liability company interests (the “Shares”) with the intention of raising up to $410,800,000 of capital, consisting of 400,000 Shares at a purchase price of $1,000 per Share and an additional 12,000 Shares, which were reserved for issuance pursuant to our distribution reinvestment plan. The distribution reinvestment plan allowed investors to purchase additional Shares with distributions received from us and/or certain other funds managed by our Manager at a discounted share price of $900. We had our initial closing on May 25, 2007, the date on which we raised $1,200,000 and admitted investors that purchased Shares. Through April 30, 2009, we sold 348,826 Shares, including 11,393 Shares issued in connection with our distribution reinvestment plan, representing $347,686,947 of capital contributions. Through December 31, 2015, 491 Shares have been repurchased pursuant to our repurchase plan.

Our operating period commenced on May 1, 2009 and ended on April 30, 2014. Effective May 1, 2014, we commenced our liquidation period. During our liquidation period, we have sold and will continue to sell our assets and/or let out investments mature in the ordinary course of business. If our Manager believes it would benefit our members to reinvest the proceeds received from investments in additional investments during the liquidation period, our Manager may do so. Our Manager is not paid acquisition fees or management fees for additional investments initiated during the liquidation period, although management fees continue to be paid for investments that were part of our portfolio prior to the commencement of the liquidation period.

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

December 31, 2015

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

We report noncontrolling interests as a separate component of consolidated equity and net (loss) income attributable to noncontrolling interest is included in consolidated net (loss) income. The attribution of net (loss) income and comprehensive (loss) income between controlling and noncontrolling interests is disclosed on the accompanying consolidated statements of comprehensive (loss) income.

Net (loss) income attributable to us per weighted average additional Share outstanding is based upon the weighted average number of additional Shares outstanding during the year.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.

Our cash and cash equivalents are held principally at three financial institutions and at times may exceed insured limits.  We have placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

Restricted Cash

Cash that is restricted from use in operations is generally classified as restricted cash. Classification of changes in restricted cash within the consolidated statements of cash flows depends on the predominant source of the related cash flows. For the year ended December 31, 2015, the predominant cash inflows into restricted cash were related to interest income receipts associated with our leasing operations. The use of this cash was restricted pursuant to a provision in the non-recourse long-term debt agreement. For the year ended December 31, 2014, the predominant cash inflows into restricted cash were related to cash contributions restricted for the purpose of maintaining certain minimum cash reserves pursuant to a provision in the non-recourse long-term debt agreement. Restricted cash is presented within other non-current assets in our consolidated balance sheets. As a result, changes in restricted cash were classified within net cash provided by operating activities and investing activities for the years ended December 31, 2015 and 2014, respectively.

Debt Financing Costs

Expenses associated with the incurrence of debt are capitalized and amortized to interest expense over the term of the debt instrument using the effective interest rate method.  These costs are included in other current and other non-current assets.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight-line basis over the lease term, which ranges from 2 to 9 years, to the asset’s residual value.

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

December 31, 2015

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

Depreciation

We record depreciation expense on equipment when the lease is classified as an operating lease or vessel.  In order to calculate depreciation, we first determine the depreciable base, which is the equipment cost less the estimated residual value at lease termination.  Depreciation expense is recorded on a straight-line basis over the lease term.

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value.  If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in our consolidated statements of comprehensive (loss) income in the period the determination is made.

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

December 31, 2015

recognized as either deferred revenue or other assets, as appropriate. Initial direct costs are capitalized as a component of the cost of the equipment and depreciated over the lease term.

Operating Vessels

For time charters, the vessels are stated at cost less accumulated depreciation.  Expenditures subsequent to the acquisition of such vessels for conversions and major improvements are capitalized when such expenditures appreciably extend the life, increase the earning capacity or improve the efficiency or safety of such vessels. We recognize revenue ratably over the period of such charters.  Vessel operating expenses, repairs and maintenance are charged to expense as incurred and are included in vessel operating expenses in our consolidated statements of comprehensive (loss) income.

Notes Receivable and Revenue Recognition

Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate the loans, net of any unamortized premiums or discounts on purchased loans. We use the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment. Unearned income, discounts and premiums are amortized to finance income in our consolidated statements of comprehensive (loss) income using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our consolidated balance sheets. Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income in our consolidated statements of comprehensive (loss) income. Our notes receivable may contain a paid-in-kind (“PIK”) interest provision. Any PIK interest, if deemed collectible, will be added to the principal balance of the note receivable and is recorded as finance income.

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

December 31, 2015

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

Initial Direct Costs

We capitalize initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. We paid acquisition fees through the end of our operating period to our Manager of 3% of the purchase price of the investment made by or on our behalf, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the long-lived asset over the amount of the investment, if any.  The costs of each transaction are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in our consolidated statements of comprehensive (loss) income. Costs related to leases or other financing transactions that are not consummated are expensed.

Foreign Currency Translation

Assets and liabilities having non-U.S. dollar functional currencies are translated at month-end exchange rates. Contributed capital accounts are translated at the historical rate of exchange when the capital was contributed or distributed. Revenues, expenses and cash flow items are translated at the average exchange rate for the period. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) (“AOCI”) in our consolidated balance sheets.

Warrants

Warrants held by us are not registered for public sale and are revalued on a quarterly basis.  The revaluation of warrants is calculated using the Black-Scholes-Merton option pricing model.  The assumptions utilized in the Black-Scholes-Merton option pricing model include share price, strike price, expiration date, risk-free rate and the volatility percentage.  The change in the fair value of warrants is recognized as a component of loss (gain) on derivative financial instruments in the consolidated statements of comprehensive (loss) income.

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

December 31, 2015

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

In January 2015, FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items.  The adoption of ASU 2015-01 becomes effective for us on January 1, 2016, including interim periods within that reporting period.  Early adoption is permitted.  The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements.

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

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

In April 2015, FASB issued ASU No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability, consistent with debt discounts. ASU 2015-03 will be applied on a retrospective basis. The adoption of ASU 2015-03 becomes effective for us on January 1, 2016, including interim periods within that reporting period. Early adoption is permitted. The adoption of ASU 2015-03 is not expected to have a material effect on our consolidated financial statements. Upon adoption of ASU 2015-03, debt issuance costs associated with non-recourse long-term debt will be reclassified in our consolidated balance sheets from other non-current assets to non-recourse long-term debt, less current portion.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which provides guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The adoption of ASU 2016-01 becomes effective for us on January 1, 2018, including interim periods within that reporting period. We are currently in the process of evaluating the impact of the adoption of ASU 2016-01 on our consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 implements changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the recently released revenue recognition guidance. The adoption of ASU 2016-02 becomes effective for us on January 1, 2019. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”), which eliminates the retroactive adjustments to an investment upon it qualifying for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence by the investor. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting. The adoption of ASU 2016-07 becomes effective for us on January 1, 2017, including interim periods within that reporting period. Early adoption is permitted. The adoption of ASU 2016-07 is not expected to have a material effect on our consolidated financial statements.

 (3)      Net Investment in Notes Receivable

As of December 31, 2015 and 2014, we had net investment in notes receivable on non-accrual status of $0 and $966,359, respectively.

As of December 31, 2015, our net investment in note receivable and accrued interest related to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”) totaled $21,002,938 and $2,767,269, respectively, of which an aggregate of $3,137,479 was over 90 days past due. TMA is in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and in payment default while available cash has been swept by the senior lender and applied to the Senior Loan (as defined elsewhere in this Note 3) in accordance with the loan agreement. Interest on the ICON Loan (as defined elsewhere in this Note 3) is currently being capitalized. While our note receivable has not been paid in accordance with the loan agreement, our collateral position has been strengthened as the principal balance of the Senior Loan was paid down at a faster rate. Based on, among other things, TMA’s payment history and the collateral value as of December 31, 2015, our Manager continues to believe that all contractual interest and outstanding principal payments under the ICON Loan are collectible. As a result, we continue to account for our net investment in note receivable related to TMA on an accrual basis despite a portion of the outstanding balance being over 90 days past due. In January 2016, the remaining two previously unchartered vessels had commenced employment. As a result, our Manager is currently engaged in discussions with the senior lender and TMA to amend the TMA Facility (as defined elsewhere in this Note 3) and expects that payments to us will recommence in the near future. As of December 31, 2014, there was no net investment in notes receivable that was past due 90 days or more and still accruing.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

Net investment in notes receivable consisted of the following:

	December 31,
	2015	2014
Principal outstanding (1)	$33,582,938	$59,474,788
Initial direct costs	115,533	522,261
Deferred fees	(184,310)	(645,053)
Credit loss reserve (2)	-	(631,986)
Net investment in notes receivable (3)	33,514,161	58,720,010
Less: current portion of net investment in notes receivable	4,102,738	6,482,004
Net investment in notes receivable, less current portion	$29,411,423	$52,238,006

(1) As of December 31, 2015, we had no impaired loans. As of December 31, 2014, total principal outstanding related to our impaired loan of $1,598,345 was related to VAS (defined below).
(2) As of December 31, 2014, the credit loss reserve of $631,986 was related to VAS.
(3) As of December 31, 2014, net investment in notes receivable related to our impaired loan was $966,359.

On February 29, 2012, we made a secured term loan in the amount of $2,000,000 to VAS Aero Services, LLC (“VAS”) as part of a $42,755,000 term loan facility.  The loan bore interest at variable rates ranging between 12% and 14.5% per year and matured on October 6, 2014. The loan was secured by a second priority security interest in all of VAS’s assets. During the year ended December 31, 2014, VAS experienced financial hardship resulting in its failure to make the final monthly payment under the loan as well as the balloon payment due on the maturity date. Our Manager engaged in discussions with VAS, VAS’s owners, the senior creditor and other second lien creditors in order to put in place a viable restructuring or refinancing plan. In December 2014, this specific plan to restructure or refinance fell through. While discussions on other options were still ongoing, our Manager determined that we should record a credit loss reserve based on an estimated liquidation value of VAS’s inventory and accounts receivable.  As a result, the loan was placed on non-accrual status and a credit loss reserve of $631,986 was recorded during the year ended December 31, 2014 based on our pro-rata share of the liquidation value of the collateral. The value of the collateral was based on a third-party appraisal using a sales comparison approach. As of December 31, 2014, the net carrying value of the loan was $966,359. In March 2015, the 90-day standstill period provided for in the loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continued to charge VAS forbearance fees. Although discussions among the parties were still ongoing, these factors resulted in our Manager making a determination to record an additional credit loss reserve of $362,665 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. The forced liquidation value of the collateral was primarily based on a third-party appraisal using a sales comparison approach. On July 23, 2015, we sold all of our interest in the loan to GB Loan, LLC (“GB”) for $268,975. As a result, we recorded an additional credit loss of $334,719 during the three months ended June 30, 2015 prior to the sale. No gain or loss was recognized as a result of the sale. In addition, we wrote off the credit loss reserve and corresponding balance of the loan of $1,329,370 during the year ended December 31, 2015. No finance income was recognized since the date the loan was considered impaired. Accordingly, no finance income was recognized for the year ended December 31, 2015. Finance income recognized on the loan prior to recording the credit loss reserve was $197,741 and $256,209 for the years ended December 31, 2014 and 2013, respectively.

On September 10, 2012, we made a secured term loan in the amount of $4,080,000 to Superior Tube Company, Inc. and Tubes Holdco Limited (collectively, “Superior”) as part of a $17,000,000 term loan facility.  The loan bore interest at 12% per year and was for a period of 60 months.  The loan was secured by, among other things, a first priority security interest in Superior’s assets, including tube manufacturing and related equipment and a mortgage on real property, and a second priority security interest in Superior’s accounts receivable and inventory. On January 30, 2015, Superior satisfied its obligations in connection with the loan by making a prepayment of $4,191,328, comprised of all outstanding principal, accrued interest and a prepayment fee of $122,038. As a result, we recognized additional finance income of $50,550.

On April 5, 2013, we made a secured term loan in the amount of $3,870,000 to Lubricating Specialties Company (“LSC”) as part of an $18,000,000 facility. The loan bears interest at 13.5% per year and matures on August 1, 2018.  The loan is secured by, among other things, a second priority security interest in LSC’s liquid storage tanks, blending lines, packaging

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

equipment, accounts receivable and inventory.  On December 11, 2013, LSC made a partial prepayment of $1,354,500, which included a prepayment fee of $64,500 that was recognized as additional finance income.

On September 16, 2013, we made a secured term loan in the amount of $11,000,000 to Cenveo Corporation (“Cenveo”). The loan bore interest at the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus 11.0% per year, and was for a period of 60 months. The loan was secured by a first priority security interest in specific equipment used to produce, print, fold, and package printed commercial envelopes. On July 7, 2014, Cenveo made a partial prepayment of $1,111,912 in connection with the loan, which included a net prepayment fee of $11,912. On September 30, 2015, Cenveo satisfied its obligations in connection with the loan by making a prepayment of $6,936,875, comprised of all outstanding principal, accrued interest and a prepayment fee of $132,000. The prepayment fee was recognized as additional finance income.

On July 14, 2014, we, ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) and ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), each an entity also managed by our Manager (collectively, “ICON”), entered into a secured term loan credit facility agreement with TMA to provide a credit facility of up to $29,000,000 (the “ICON Loan”), of which our commitment of $21,750,000 was funded on August 27, 2014 (the “TMA Initial Closing Date”). The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at LIBOR, subject to a 1% floor, plus a margin of 17%.  Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. On November 24, 2014, ICON entered into an amended and restated senior secured term loan credit facility agreement with TMA pursuant to which an unaffiliated third party agreed to provide a senior secured term loan in the amount of up to $89,000,000 (the “Senior Loan”, and collectively with the ICON Loan, the “TMA Facility”) to acquire two additional vessels. The TMA Facility has a term of five years from the TMA Initial Closing Date. As a result of the amendment, the margin for the ICON Loan increased to 15% and repayment of the ICON Loan became subordinated to the repayment of the Senior Loan. The TMA Facility is secured by, among other things, a first priority security interest in the four vessels and TMA’s right to the collection of hire with respect to earnings from the sub-charterer related to the four vessels. The amendment qualified as a new loan under U.S. GAAP and therefore, we wrote off the initial direct costs and deferred revenue associated with the ICON Loan of $674,014 as a charge against finance income.  As a condition to the amendment and increased size of the TMA Facility, TMA was required to have all four platform supply vessels under contract by March 31, 2015. Due to TMA’s failure to meet such condition, TMA has been in technical default and in payment default while available cash has been swept and applied to the Senior Loan in accordance with the loan agreement. Interest on the ICON Loan is currently being capitalized. While our note receivable has not been paid in accordance with the loan agreement, our collateral position has been strengthened as the principal balance of the Senior Loan was paid down at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. As a result, our Manager is currently engaged in discussions with the senior lender and TMA to amend the TMA Facility and expects that payments to us will recommence in the near future. Based on, among other things, TMA’s payment history and the collateral value as of December 31, 2015, our Manager continues to believe that all contractual interest and outstanding principal payments under the ICON Loan are collectible. As a result, we continue to account for our net investment in note receivable related to TMA on an accrual basis despite a portion of the outstanding balance being over 90 days past due.

On September 24, 2014, we, Fund Fourteen, Fund Fifteen and ICON ECI Fund Sixteen (“Fund Sixteen”), an entity also managed by our Manager, entered into a secured term loan credit facility agreement with Premier Trailer Leasing, Inc. (“Premier Trailer”) to provide a credit facility of up to $20,000,000, of which our commitment of $10,000,000 was funded on such date. The loan bears interest at LIBOR, subject to a 1% floor, plus 9% per year, and is for a period of six years. The loan is secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer.

On November 13, 2014, we and Fund Fourteen made secured term loans in the aggregate amount of $15,000,000 to NARL Marketing Inc. and certain of its affiliates (collectively, “NARL”) as a part of a $30,000,000 senior secured term loan credit facility, of which our commitment was $12,000,000. The loan bore interest at 10.75% per year and was for a period of three years. The loan was secured by a first priority security interest in all of NARL’s existing and thereafter acquired assets including, but not limited to, its retail and wholesale fuel equipment, including pumps and storage tanks, and a mortgage on certain real properties. On May 7, 2015, NARL made a partial prepayment on the loan of $827,333 pursuant to the excess cash sweep provision of the loan agreement. On July 15, 2015, NARL made a voluntary partial prepayment on the loan of $6,296,859, which included a prepayment fee of $270,000. The prepayment fee was recognized as additional finance income.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

On August 6, 2015, NARL satisfied its obligations in full by making a prepayment of $4,319,854 pursuant to the excess cash sweep provision of the loan agreement, comprised of all outstanding principal and unpaid interest.

Credit loss allowance activities for the years ended December 31, 2015, 2014 and 2013 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2012	$-
Provisions	-
Write-offs, net of recoveries	-
Allowance for credit loss as of December 31, 2013	$-
Provisions	631,986
Write-offs, net of recoveries	-
Allowance for credit loss as of December 31, 2014	$631,986
Provisions	697,384
Write-offs, net of recoveries	(1,329,370)
Allowance for credit loss as of December 31, 2015	$-

 (4)      Net Investment in Finance Leases

As of December 31, 2015 and 2014, we had no net investment in finance leases on non-accrual status and no net investment in finance leases that was past due 90 days or more and still accruing.

Net investment in finance leases consisted of the following:

	December 31,
	2015	2014
Minimum rents receivable	$74,462,976	$95,179,750
Estimated unguaranteed residual values	4,416,194	7,988,228
Initial direct costs	1,413,439	1,878,164
Unearned income	(23,081,115)	(30,760,420)
Net investment in finance leases	57,211,494	74,285,722
Less: current portion of net investment in finance leases	6,630,691	12,142,423
Net investment in finance leases, less current portion	$50,580,803	$62,143,299

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

On May 16, 2013, Leighton provided notice to us that it was exercising its purchase options on the Leighton Vessels. On August 23, 2013, Leighton, in accordance with the terms of a bareboat charter scheduled to expire on June 25, 2017, exercised its option to purchase the Leighton Mynx from us for $25,832,445, including payment of swap-related expenses of $254,719. In addition, Leighton paid all break costs and legal fees incurred by us with respect to the sale of the Leighton Mynx. As a result of the termination of the lease and the sale of the vessel, we recognized additional finance income of $562,411. A portion of the proceeds from the sale of the Leighton Mynx were used to repay Leighton’s seller’s credits of $7,335,000 related to our original purchase of the barge as well as to satisfy third-party non-recourse debts related to the barge by making a payment of

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

$13,290,982. As part of the repayment, the interest rate swaps related to the debts were terminated and a loss on derivative financial instruments of $210,779 was recognized. On April 3, 2014, Leighton, in accordance with the terms of three bareboat charters scheduled to expire between 2017 and 2018, exercised its options and purchased the three remaining Leighton Vessels from us for an aggregate price of $155,220,900, including payment of swap-related expenses of $720,900. As a result of the termination of the leases and the sale of the three remaining Leighton Vessels, we recognized additional finance income of $57,248,440. A portion of the aggregate purchase price due from the exercise of the purchase options was used to satisfy the Leighton seller’s credits of $47,421,000 related to our original purchase of the three Leighton Vessels as well as to satisfy our non-recourse debt obligations with Standard Chartered Bank (“Standard Chartered”) of $38,425,536.

On March 21, 2014, a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two LPG tanker vessels, the EPIC Bali and the EPIC Borneo (f/k/a the SIVA Coral and the SIVA Pearl, respectively) (collectively, the “SIVA Vessels”), from Siva Global Ships Limited (“Siva Global”) for an aggregate purchase price of $41,600,000. The EPIC Bali and the EPIC Borneo were delivered on March 28, 2014 and April 8, 2014, respectively. The SIVA Vessels were bareboat chartered to an affiliate of Siva Global for a period of eight years upon the delivery of each respective vessel. The SIVA Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan from DVB Group Merchant Bank (Asia) Ltd. (“DVB”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit.

Coal Drag Line

On July 9, 2012, Patriot Coal Corporation (“Patriot Coal”) and substantially all of its subsidiaries, including Magnum Coal Company, LLC (“Magnum”), commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court in the Southern District of New York. On March 11, 2013, we amended our lease with Magnum to expire on August 1, 2015. The terms of the amendment resulted in the reclassification of the lease from an operating lease to a finance lease. On May 12, 2015, Patriot Coal commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court for the Eastern District of Virginia. On July 24, 2015, Patriot Coal notified us that it was terminating the lease prior to its expiration date and that it would not be making the balloon payment of $4,866,000 due at the end of the lease term. After extensive negotiations, we agreed with Patriot Coal to extend the term of the lease by one month with an additional lease payment of $150,000 and to reduce the balloon payment to $700,000, subject to the bankruptcy court’s approval. As a result, the finance lease was placed on non-accrual status and a credit loss of $4,151,594 was recorded during the three months ended June 30, 2015. After obtaining the bankruptcy court’s approval, our bankruptcy claim against Patriot Coal was strengthened from an unsecured to an administrative claim. In August 2015, title to the leased equipment was transferred to Patriot Coal upon our receipt of the additional lease payment and the reduced balloon payment. For the years ended December 31, 2015, 2014 and 2013, we recognized finance income of $159,694 (of which $150,000 was recognized on a cash basis), $46,057 and $53,332, respectively. No gain or loss was recognized as a result of the sale of leased equipment.

Mining Equipment

On March 4, 2014, a joint venture owned 60% by us, 15% by Fund Fourteen, 15% by Fund Fifteen and 10% by Fund Sixteen purchased mining equipment from an affiliate of Blackhawk Mining, LLC (“Blackhawk”). Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of $25,359,446 was funded by $17,859,446 in cash and $7,500,000 of non-recourse long-term debt.  On October 27, 2015, the joint venture amended the lease with Blackhawk to waive Blackhawk’s breach of a financial covenant during the nine months ended September 30, 2015 in consideration for a partial prepayment of $3,502,514, which included an amendment fee of $75,000. In addition, corresponding amendments were made to certain payment and repurchase provisions of the lease to account for the partial prepayment.             On December 8, 2015, the joint venture further amended the lease with Blackhawk to add and revise certain financial covenants. The joint venture received an additional amendment fee of $75,000.

Trucks and Trailers

On March 28, 2014, a joint venture owned 60% by us, 27.5% by Fund Fifteen and 12.5% by Fund Sixteen purchased trucks, trailers and other equipment from subsidiaries of D&T Holdings, LLC (“D&T”) for $12,200,000. Simultaneously, the trucks, trailers and other equipment were leased to D&T and its subsidiaries for 57 months. On September 15, 2014, the lease agreement with D&T was amended to allow D&T to increase its capital expenditure limit. In consideration for agreeing to such increase, lease payments of $1,480,000 that were scheduled to be paid in 2018 were paid by October 31, 2014.  In addition, the

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

joint venture received an amendment fee of $100,000, which was to be recognized as finance income throughout the remaining lease term.  On January 15, 2016, D&T satisfied its remaining lease obligations by making a prepayment of $8,000,000. In addition, D&T exercised its option to repurchase all assets under the lease for $1, upon which title was transferred.

Non-cancelable minimum annual amounts due on investment in finance leases over the next five years and thereafter were as follows at December 31, 2015:

Years Ending December 31,
2016	$12,151,413
2017	13,374,444
2018	8,230,569
2019	4,270,500
2020	4,282,200
Thereafter	32,153,850
$74,462,976

 (5)      Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	December 31,
	2015	2014
Offshore oil field services equipment	$84,324,285	$84,324,285
Mining equipment	6,858,074	6,858,074
Leased equipment at cost	91,182,359	91,182,359
Less: accumulated depreciation	25,438,880	18,430,584
Leased equipment at cost, less accumulated depreciation	$65,743,479	$72,751,775

Depreciation expense was $7,008,296, $5,841,428 and $29,824,603 for the years ended December 31, 2015, 2014 and 2013, respectively.

Marine Vessels and Equipment

On March 24, 2009, we and Swiber Engineering Ltd. (“Swiber”) entered into a joint venture owned 51% by us and 49% by Swiber for the purpose of purchasing a 300-man accommodation and work barge, the Swiber Chateau. Simultaneously with the purchase, the barge was chartered to Swiber for ninety-six months. The Swiber Chateau was purchased for $42,500,000, which was funded by (i) a $19,125,000 equity investment from us, (ii) an $18,375,000 contribution-in-kind by Swiber and (iii) a subordinated, non-recourse and unsecured $5,000,000 payable. The payable bears interest at 3.5% per year, is only required to be repaid after we achieve our minimum targeted return and is recorded within other non-current liabilities on our consolidated balance sheets.

On May 22, 2013, we entered into a termination agreement with AET Inc. Limited (“AET”) whereby AET returned the aframax tanker, the Eagle Centaurus, to us prior to the scheduled charter termination date of November 13, 2013. AET paid an early termination fee of $1,400,000 and the balance of the charter hire through the end of the original charter term of $1,487,375. On June 5, 2013, the Eagle Centaurus was sold to a third party for $6,688,955. We recognized a net gain of $197,087 from the transactions, comprised of a gain on lease termination of $2,887,375 and a loss on sale of assets of $2,690,288.

On August 6, 2013, we entered into a termination agreement with AET whereby AET returned the aframax tanker, the Eagle Auriga, to us prior to the scheduled charter termination date of November 14, 2013. AET paid an early termination fee of $1,400,000 and the balance of the charter hire through the end of the original charter term of $1,505,625. On August 15, 2013,

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

the Eagle Auriga was sold to a third party for $5,578,716. We recognized a net gain of $157,385 from the transactions, comprised of a gain on lease termination of $2,905,625 and a loss on sale of assets of $2,748,240.

On October 17, 2013, two joint ventures owned 64.3% by us and 35.7% by ICON Income Fund Ten Liquidating Trust, an entity in which our Manager acted as Managing Trustee, entered into two termination agreements with AET whereby AET returned two aframax tankers, the Eagle Carina and the Eagle Corona, to us prior to the scheduled charter termination date of November 14, 2013 and paid early termination fees of $2,800,000. On November 7, 2013, the Eagle Carina and the Eagle Corona were sold to third parties for $12,568,944. The joint ventures recognized total net gains of $1,777,046 from the transactions, comprised of gains on lease terminations of $3,034,010 and losses on sale of assets of $1,256,964.

During the year ended December 31, 2013, several potential counterparties with whom our Manager was discussing re-leasing opportunities for the Eagle Carina, the Eagle Corona, the Eagle Auriga and the Eagle Centaurus (collectively, the “Eagle Vessels”) terminated negotiations, which was an indicator that the Eagle Vessels’ carrying value may be further impaired. Consequently, we performed impairment testing on the Eagle Vessels based on the contractual cash flows for the remaining term of the lease and the estimated residual value of each vessel. As a result, we recognized an aggregate impairment loss of $1,770,529 for the year ended December 31, 2013. Projected future scrap rates were a critical component of these analyses.

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

Aggregate annual minimum future rentals receivable from our non-cancelable leases related to our leased equipment at cost and vessels over the next five years and thereafter consisted of the following at December 31, 2015:

Years Ending December 31,
2016	$14,152,554
2017	7,918,291
2018	4,679,250
2019	4,641,000
2020	4,653,750
Thereafter	15,899,250
$51,944,095

(6)       Vessels

On April 1, 2014, the Aegean Express and the Arabian Express were returned to us in accordance with the terms of the charters. Upon redelivery, the bareboat charters were terminated and we assumed the underlying time charters for the vessels. As we assumed operational responsibility of the vessels, we simultaneously contracted with Fleet Ship Management Inc. (“Fleet Ship”) to manage the vessels on our behalf. Accordingly, these vessels have been reclassified to Vessels on our consolidated balance sheets. The time charters for the Aegean Express and the Arabian Express are scheduled to expire on March 30, 2016 and July 13, 2016, respectively.

Depreciation expense was $1,397,058 and $1,286,547 for the years ended December 31, 2015 and 2014, respectively.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

In connection with our annual impairment review for the year ended December 31, 2013, our Manager concluded that the carrying values of the Aegean Express and the Arabian Express were not recoverable and determined that an impairment existed.  That determination was based on a forecast of undiscounted contractual cash flows for the remaining terms of the leases and non-contractual cash flows based on a weighted average probability of alternate opportunities of re-leasing or disposing of the two containership vessels.  Projected future scrap rates were a critical component of those analyses as well as negotiated rates related to re-leasing the two vessels.  Based on our Manager’s review, the net book values of the Aegean Express and the Arabian Express exceeded the estimated undiscounted cash flows and exceeded the fair values and, as a result, we recognized an aggregate impairment loss of $13,020,226 for the year ended December 31, 2013.

During the year ended December 31, 2015, based on (i) the upcoming time charter expirations with no expectation that such charters would be renewed or timely replaced with new longer-term charter agreements and (ii) current low time charter rates in the market, our Manager performed impairment analyses and concluded that the carrying values of the Aegean Express and the Arabian Express were not recoverable and that impairment existed. Our Manager estimated the fair market values of the vessels based on third-party valuations using a sales comparison approach. Based upon our Manager’s assessment, the net book values of the Aegean Express and the Arabian Express exceeded their estimated undiscounted cash flows and their fair values and, as a result, we recognized an aggregate impairment loss of $11,149,619 for the year ended December 31, 2015.

(7)      Investment in Joint Ventures

On March 29, 2011, ICON AET Holdings, LLC (“ICON AET Holdings”), a joint venture owned 25% by us and 75% by Fund Fourteen, acquired two aframax tankers and two very large crude carriers (the “VLCCs”). Our contribution to the joint venture was $12,166,393. The aframax tankers were each acquired for $13,000,000 and simultaneously bareboat chartered to AET for a period of three years. The VLCCs were each acquired for $72,000,000 and simultaneously bareboat chartered to AET for a period of 10 years. On April 14, 2014 and May 21, 2014, upon expiration of the leases with AET, the joint venture sold the aframax tankers, the Eagle Otome and the Eagle Subaru, to third-party purchasers for an aggregate price of $14,821,890. As a result, the joint venture recognized an aggregate gain on sale of assets of $2,229,932. Our share of such gain was $557,483, which is included within income from investment in joint ventures on our consolidated statements of comprehensive (loss) income.

Information as to the financial position of ICON AET Holdings is summarized as follows:

	Years Ended December 31,
	2015	2014
Total assets	$108,259,773	$121,801,052
Current liabilities	$15,859,472	$26,714,977
Non-current liabilities	$53,067,952	$61,617,780

Information as to the results of operations of ICON AET Holdings is summarized below:

	Years Ended December 31,
	2015	2014	2013
Revenue	$19,802,349	$23,274,344	$25,673,722
Net income	$5,393,057	$6,180,849	$6,935,415
Our share of net income	$1,348,264	$1,545,212	$1,733,854

On December 22, 2011, a joint venture owned 25% by us and 75% by Fund Fourteen made a $20,124,000 subordinated term loan to Jurong Aromatics Corporation Pte. Ltd. (“JAC”)  as part of a $171,050,000 term loan facility. The loan initially bore interest at rates ranging between 12.5% and 15% per year and matures in January 2021. The loan is secured by a second

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

On May 15, 2013, a joint venture owned 21% by us, 39% by ICON Leasing Fund Eleven, LLC (“Fund Eleven”), an entity also managed by our Manager, and 40% by Fund Fifteen purchased a portion of a $208,038,290 subordinated credit facility for JAC from Standard Chartered for $28,462,500. The subordinated credit facility initially bore interest at rates ranging between 12.5% and 15% per year and matures in January 2021. The subordinated credit facility is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex. Our initial contribution to the joint venture was $6,456,034.

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

During the three months ended June 30, 2015, an expected tolling arrangement did not commence and JAC’s stakeholders were unable to agree upon a restructuring plan. As a result, the manufacturing facility had not yet resumed operations and JAC continued to experience liquidity constraints. Accordingly, our Manager determined that there was doubt regarding the joint ventures’ ultimate collectability of the loan and facility. Our Manager visited JAC’s facility and engaged in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon such discussions, which included a potential conversion of a portion of the loan and facility to equity and/or a restructuring of the loan and facility, our Manager believed that the joint ventures may potentially not be able to recover approximately $13,500,000 to $47,300,000 of the outstanding balance due from JAC under the loan and facility as of June 30, 2015. During the three months ended June 30, 2015, the joint ventures recognized a total credit loss of $33,264,710, which our Manager believed was the most likely outcome based upon the negotiations at the time. Our share of the total credit loss for the three months ended June 30, 2015 was $7,834,118. During the three months ended June 30, 2015, the joint ventures placed the loan and facility on non-accrual status and no finance income was recognized.

During the three months ended September 30, 2015, JAC continued to be non-operational and therefore not able to service interest payments under the loan and facility. Discussions between the senior lenders and certain other stakeholders of JAC ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated.  As a result, JAC entered receivership on September 28, 2015. At September 30, 2015, our Manager reassessed the collectability of the loan and facility by considering the following factors: (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. Our Manager also considered the proposed plan of converting a portion of the loan and facility to equity and/or restructuring the loan and facility in the event that JAC’s stakeholders recommenced discussions. Based upon such reassessment, our Manager believed that the joint ventures may potentially not be able to recover approximately $41,200,000 to $51,000,000 of the outstanding balance due from JAC under the loan and facility prior to recording the initial total credit loss. During the three months ended September 30, 2015, the joint ventures recognized a total credit loss of $16,856,310, which our Manager believed was the most likely outcome derived from its reassessment. Our share of the total credit loss for the three months ended September 30, 2015 was $3,856,928. In January 2016, our Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Manager anticipates that a one-year tolling arrangement with JAC’s suppliers will be implemented during the first half of 2016 to allow JAC’s facility to recommence operations. Although our Manager believes that the marketability of JAC’s facility should improve if and when the facility recommences operations, our Manager does not anticipate that JAC will make any payments to the joint ventures while operating under the expected tolling arrangement. Our Manager updated the collectability analysis under the loan and facility as of December 31, 2015 and determined that comparable enterprise values derived from EBITDA multiples and trading prices of unsecured distressed debt in comparable industries each decreased. In addition, our Manager considered that, as of December 31, 2015, (i) a tolling arrangement with JAC’s suppliers did not commence as originally anticipated; (ii) no further discussions occurred between JAC, the joint ventures, the senior lenders and certain other stakeholders of JAC regarding a restructuring plan and (iii) JAC’s manufacturing facility continues to be non-operational. Based upon these factors, our Manager believes

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

that the joint ventures’ ultimate collectability of the loan and facility may result in less of a recovery from its prior estimate. As a result, our Manager determined to record an additional total credit loss of $10,137,863, which our Manager believes is the most likely outcome derived from its reassessment as of December 31, 2015. Our share of the total credit loss for the three months ended December 31, 2015 was $2,319,835. An additional credit loss may be recorded in future periods based upon future developments of the receivership process or if the joint ventures’ ultimate collectability of the loan and facility results in less of a recovery from their current estimate. Our Manager has also assessed impairment under the equity method of accounting for our investment in the joint ventures and concluded that they are not impaired. For the years ended December 31, 2015, 2014 and 2013, the joint ventures recognized finance income of $2,136,688, $7,356,011 and $5,202,278, respectively, prior to the loan and the facility being placed on non-accrual status. As of December 31, 2015 and 2014, the total net investment in notes receivable held by the joint ventures was $10,137,863 and $67,340,800, respectively, and our total investment in the joint ventures was $2,324,885 and $15,838,805, respectively.

On September 12, 2013, a joint venture owned by us, Fund Eleven and Fund Sixteen purchased mining equipment for $15,106,570. The equipment was subject to a 24-month lease with Murray. On December 1, 2013 and February 1, 2014, Fund Sixteen contributed capital of $933,678 and $1,725,517, respectively, to the joint venture, inclusive of acquisition fees. Subsequent to Fund Sixteen’s second capital contribution, the joint venture was owned 13.2% us, 67% by Fund Eleven and 19.8% by Fund Sixteen. As a result, we received corresponding returns of capital. The lease was scheduled to expire on September 30, 2015, but was extended for one month with an additional lease payment of $635,512. On October 29, 2015, Murray purchased the equipment pursuant to the terms of the lease for $2,991,400. As a result, a gain on sale of assets of $448,710 was recognized by the joint venture, of which our share was $59,230. Pursuant to a remarketing agreement with a third party, the joint venture paid an aggregate remarketing fee of $766,466 as part of the transaction.

On October 7, 2013, ICON Pliant, LLC (“ICON Pliant”), a joint venture owned 45% by us and 55% by Fund Eleven, upon the expiration of the lease with Pliant Corporation (“Pliant”), sold the plastic processing and printing equipment to Pliant for $7,000,000. Our share of the gain on sale of assets was $1,078,335.

Information as to the results of operations of ICON Pliant, LLC is summarized as follows:

	Years Ended December 31,
	2015	2014	2013
Revenue	$-	$-	$4,625,994
Net income	$-	$-	$2,444,639
Our share of net income	$-	$-	$1,100,088

(8)      Non-Recourse Long-Term Debt

As of December 31, 2015 and 2014, we had the following non-recourse long-term debt:

	December 31,
Counterparty	2015	2014	Maturity	Rate
DVB Group Merchant Bank (Asia) Ltd.	$43,770,000	$48,250,000	2021-2022	5.04%-6.1225%
People's Capital and Leasing Corp.	4,279,520	5,916,785	2018	6.50%
NXT Capital, LLC (1)	-	5,029,001	2018	7.50%
Total non-recourse long-term debt	48,049,520	59,195,786
Less: current portion of non-recourse long-term debt	6,205,639	7,332,765
Total non-recourse long-term debt, less current portion	$41,843,881	$51,863,021
(1) On September 30, 2015, we satisfied our non-recourse long-term debt obligations to NXT (defined below) as a result of the prepayment by Cenveo.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease or loan, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of December 31, 2015 and 2014, the total carrying value of assets subject to non-recourse long term debt was $87,131,546 and $107,226,456, respectively.

On April 3, 2014, a portion of the proceeds from the sale of the remaining three Leighton Vessels were used to satisfy our related non-recourse debt obligations with Standard Chartered of $38,425,536.

On October 31, 2013, we borrowed $7,150,000 of non-recourse long-term debt from NXT Capital, LLC (“NXT”) secured by our interest in the secured term loan to and collateral from Cenveo. The loan was scheduled to mature on October 1, 2018 and bore interest at LIBOR, subject to a 1% floor, plus 6.5% per year. As a result of the partial prepayment by Cenveo, on July 7, 2014 we partially paid down our non-recourse long-term debt with NXT by making a payment of $702,915.  On September 30, 2015, as a result of the prepayment by Cenveo, we satisfied our non-recourse long-term debt obligations with NXT by making a prepayment of $4,223,432.

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

On May 12, 2014, we satisfied our non-recourse debt obligations related to the Aegean Express and the Arabian Express by making a payment in the aggregate amount of $5,988,638 to BNP Paribas.

A joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen financed the acquisition of an offshore supply vessel from Pacific Crest by entering into a non-recourse loan agreement with DVB in the amount of $26,000,000. The senior secured loan bears interest at a rate of 5.04% per year and matures on June 24, 2021.

As of December 31, 2015 and 2014, we had capitalized net debt financing costs of $610,405 and $786,841, respectively. For the years ended December 31, 2015, 2014 and 2013, we recognized additional interest expense of $176,435, $617,069 and $691,194, respectively, related to the amortization of debt financing costs.

As of December 31, 2015 and 2014, we had non-recourse long-term debt obligations of $48,049,520 and $59,195,786, respectively, with maturity dates ranging from February 1, 2018 to March 25, 2022, and interest rates ranging from 5.04% to 7.50% per year.

The aggregate maturities of non-recourse long-term debt over the next five years and thereafter were as follows at December 31, 2015:

Years Ending December 31,
2016	$6,205,639
2017	6,477,928
2018	5,050,953
2019	4,700,000
2020	4,700,000
Thereafter	20,915,000
$48,049,520

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

At December 31, 2015, we were in compliance with all covenants related to our non-recourse long-term debt.

(9)      Revolving Line of Credit, Recourse

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

(10)      Transactions with Related Parties

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

We paid distributions to our Manager of $383,282, $255,127 and $262,158 for the years ended December 31, 2015, 2014 and 2013, respectively. Our Manager’s interest in our net (loss) income for the years ended December 31, 2015, 2014 and 2013 was $(217,137), $598,803 and $(93,774), respectively.

Fees and other expenses incurred by us to our Manager or its affiliates were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2015	2014	2013
ICON Capital, LLC	Manager	Acquisition fees (1)	$-	$3,884,570	$1,975,062
ICON Capital, LLC	Manager	Management fees (2)	1,404,272	1,918,023	3,247,710
ICON Capital, LLC	Manager	Administrative expense
		reimbursements (2)	1,744,189	4,785,387	2,284,264
			$3,148,461	$10,587,980	$7,507,036

(1) Amount capitalized and amortized to operations.
(2) Amount charged directly to operations.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

At December 31, 2015 and 2014, we had a net payable due to our Manager and affiliates of $437,925 and $2,798,414, respectively, primarily related to administrative expense reimbursements. During the year ended December 31, 2015, we settled our related party receivable of $142,500 due from a joint venture owned 25% by us and 75% by Fund Fourteen by converting it into an additional contribution to the joint venture. Our and Fund Fourteen’s proportionate ownership in the joint venture did not change as a result of this conversion. The administrative expense reimbursements incurred during the year ended December 31, 2014 included approximately $2,100,000 of professional fees and other costs incurred in connection with our Manager’s proposed sale of our assets during our liquidation period. Our Manager may continue to incur additional professional fees and costs on our behalf as it continues to pursue the sale of our assets in one or more strategic transactions.

(11)    Derivative Financial Instruments

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

Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements on our variable non-recourse debt. Our strategy to accomplish these objectives is to match the projected future cash flows with the underlying debt service. Each interest rate swap involves the receipt of floating-rate interest payments from the counterparty in exchange for us making fixed-rate interest payments over the life of the agreement without exchange of the underlying notional amount.

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

As of December 31, 2015 and 2014, we no longer hold any derivative financial instruments.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

Non-designated Derivatives

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

Our derivative financial instruments not designated as hedging instruments generated a loss on derivative financial instruments on our consolidated statements of comprehensive (loss) income for the years ended December 31, 2015, 2014, and 2013 of $0, $13,699 and $187,692, respectively. The loss recorded for the year ended December 31, 2014 was comprised of a gain of $32,618 relating to interest rate swap contracts and a loss of $46,317 relating to warrants. The loss recorded for the year ended December 31, 2013 was comprised of losses of $180,323 relating to interest rate swap contracts and $7,369 relating to warrants. These amounts were recorded as a component of loss on derivative financial instruments on our consolidated statements of comprehensive (loss) income.

Designated Derivatives

On April 1, 2014, our two interest rate swaps with Standard Chartered that were designated and qualifying as cash flow hedges were terminated prior to their maturity date. The lessee to the transaction associated with the interest rate swaps was responsible for all costs related to such termination. On April 24, 2014, our two interest rate swaps with BNP Paribas that were designated and qualifying as cash flow hedges matured. As a result, $346,668 was reclassified from AOCI to interest expense and loss on derivative financial instruments during the year ended December 31, 2014.

For these derivatives, we recorded the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss was subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the consolidated statements of comprehensive (loss) income as the impact of the hedged transaction. During the years ended December 31, 2015, 2014 and 2013, we recorded $0, $3,431 and $21,684, respectively, of hedge ineffectiveness in earnings, which is included in loss on derivative financial instruments.

The table below presents the effect of our derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of comprehensive (loss) income for the years ended December 31, 2014 and 2013:

					Location of	Amount of
					Loss	Loss
					Recognized	Recognized
		Amount of	Location of	Amount of	in Income	in Income
		Loss	Loss	Loss	on Derivatives	on Derivatives
		Recognized in	Reclassified	Reclassified	(Ineffective Portion	(Ineffective Portion
	Derivatives	AOCI on	from AOCI into	from AOCI into	and Amounts	and Amounts
	Designated as	Derivatives	Income	Income	Excluded from	Excluded from
Years Ended	Hedging	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
December 31,	Instruments	Portion)	Portion)*	Portion)*	Testing)	Testing)
Loss
on derivative
	Interest rate		Interest		financial
2014	swaps	$(23,878)	expense	$(653,465)	instruments	$(3,431)

Loss
on derivative
	Interest rate		Interest		financial
2013	swaps	$(141,021)	expense	$(2,321,209)	instruments	$(21,684)

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

December 31, 2015

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

Assets Measured at Fair Value on a Nonrecurring Basis

We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements. The valuation of our financial assets, such as notes receivable or finance leases, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral. Our non-financial assets, such as leased equipment at cost or vessels, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  To determine the fair value when impairment indicators exist, we utilize different valuation approaches based on transaction-specific facts and circumstances to determine fair value, including, but not limited to, discounted cash flow models and the use of comparable transactions.

The following tables summarize the valuation of our material financial and non-financial assets measured at fair value on a nonrecurring basis, which is presented as of the date the credit loss or impairment was recorded, while the carrying value of the assets is presented as of December 31, 2015 and 2014.

						Credit Loss
	Carrying Value at	Fair Value at Impairment Date				for the Year Ended
	December 31, 2015	Level 1	Level 2	Level 3		December 31, 2015
Net investment in note receivable	$-	$-	$-	$268,975	(1)	$697,384

(1) There were nonrecurring fair value measurements in relation to impairments recognized as of March 31, 2015 and June 30, 2015 related to VAS. As of March 31, 2015 and June 30, 2015, the fair value was $603,694 and $268,975, respectively.

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

December 31, 2015

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

						Impairment loss
	Carrying Value at	Fair Value at Impairment Date				for the Year Ended
	December 31, 2015	Level 1	Level 2	Level 3		December 31, 2015
Vessels	$5,720,000	$-	$-	$5,720,000	(1)	$11,149,619

(1) There were nonrecurring fair value measurements in relation to impairments recognized as of September 30, 2015 and December 31, 2015 related to the Aegean Express and the Arabian Express. As of September 30, 2015 and December 31, 2015, the fair value was $6,540,000 and $5,720,000, respectively.

During the year ended December 31, 2015, we identified impairment indicators and measured our vessels for impairment purposes. The estimated fair values of our vessels were based on third-party valuations using a sales comparison approach. The estimated fair market values were based on inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3.

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

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The estimated fair value of our fixed-rate non-recourse long-term debt and seller’s credits was based on the discounted value of future cash flows related to the debt and seller’s credits based on a discount rate derived from the margin at inception, adjusted for material changes in risk, plus the applicable fixed rate based on the current interest rate curve. The fair value of the principal outstanding on fixed-rate notes receivable was derived using discount rates ranging between 10.2% and 25% as of December 31, 2015. The fair value of the principal outstanding on fixed-rate non-recourse long-term debt and the seller’s credits was derived using discount rates ranging between 1.21% and 5.5% as of December 31, 2015.

	December 31, 2015
	Carrying	Fair Value
	Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$33,582,938	$32,995,104

Principal outstanding on fixed-rate non-recourse long-term debt	$48,049,520	$47,117,900

Seller's credits	$12,747,733	$13,254,281

(13)    Concentrations of Risk

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

In the normal course of business, we are exposed to two significant types of economic risk: credit and market.   Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to lessees, borrowers or other counterparties are dispersed across different industry segments within the United States and throughout the world.

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

For the years ended December 31, 2015, 2014 and 2013, we had four, two and four lessees that accounted for 66.0%, 62.1% and 87.4% of rental and finance income, respectively. No other lessees or borrowers accounted for more than 10% of rental and finance income.

As of December 31, 2015, we had three lessees and one borrower that accounted for 62.9% of total assets. As of December 31, 2014, we had three lessees that accounted for 39.0% of total assets.

As of December 31, 2015 and 2014, we had two and three lenders that accounted for 69.4% and 77.3% of total liabilities, respectively.

(14)    Geographic Information

Geographic information for revenue, long-lived assets and other assets deemed relatively illiquid, based on the country of origin, was as follows:

	Year Ended December 31, 2015
	North
	America	Europe	Asia	Vessels(a)	Total
Revenue:
Finance income	$7,290,273	$-	$-	$6,356,018	$13,646,291
Rental income	$2,166,054	$-	$-	$11,962,575	$14,128,629
Time charter revenue	$-	$-	$-	$5,361,706	$5,361,706
Income (loss) from investment in joint ventures	$186,222	$-	$(13,531,747)	$1,334,765	$(12,010,760)

	December 31, 2015
	North
	America	Europe	Asia	Vessels(a)	Total
Long-lived assets:
Net investment in notes receivable	$12,511,222	$-	$-	$21,002,939	$33,514,161
Net investment in finance leases	$20,451,191	$-	$-	$36,760,303	$57,211,494
Leased equipment at cost, net	$4,778,814	$-	$-	$60,964,665	$65,743,479
Vessels	$-	$-	$-	$5,720,000	$5,720,000
Investment in joint ventures	$5,010	$-	$2,324,885	$9,903,961	$12,233,856

	Year Ended December 31, 2014
	North
	America	Europe	Asia	Vessels (a)	Total
Revenue:
Finance income	$7,138,033	$(81,686)	$-	$61,169,489	$68,225,836
Rental income	$631,225	$-	$-	$13,280,482	$13,911,707
Time charter revenue	$-	$-	$-	$4,132,289	$4,132,289
Income from investment in joint ventures	$147,331	$-	$1,594,177	$1,529,684	$3,271,192

	December 31, 2014
	North
	America	Europe	Asia	Vessels (a)	Total
Long-lived assets:
Net investment in notes receivable	$37,130,967	$-	$-	$21,589,043	$58,720,010
Net investment in finance leases	$36,286,791	$-	$-	$37,998,931	$74,285,722
Leased equipment at cost, net	$6,395,518	$-	$-	$66,356,257	$72,751,775
Vessels	$-	$-	$-	$18,266,677	$18,266,677
Investment in joint ventures	$945,574	$-	$15,838,805	$8,451,448	$25,235,827

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

	Year Ended December 31, 2013
	North
	America	Europe	Asia	Vessels(a)	Total
Revenue:
Finance income	$4,536,002	$1,305,760	$-	$10,969,314	$16,811,076
Rental income	$79,539	$-	$-	$32,705,994	$32,785,533
Income from investment in joint ventures	$1,212,102	$-	$1,148,327	$1,700,888	$4,061,317

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

In connection with certain debt obligations, we are required to maintain restricted cash accounts with certain banks. At December 31, 2015, we had restricted cash of $2,068,709, which is presented within other non-current assets in our consolidated balance sheets.

During 2008, ICON EAR, LLC (“ICON EAR”) purchased and simultaneously leased semiconductor manufacturing equipment to Equipment Acquisition Resources, Inc. (“EAR”) for $15,729,500.  On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR seeking the recovery of the lease payments that the trustee alleged were fraudulently transferred from EAR to ICON EAR.  The complaint also sought the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code.  Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that ICON EAR received as security in connection with its investment.  Our Manager filed an answer to the complaint that included certain affirmative defenses. Since that time, substantial discovery was completed.  Our Manager still believes these claims are unsupported by the facts, but given the risks, costs and uncertainty surrounding litigation in bankruptcy, our Manager would engage in prudent settlement discussions to resolve this matter expeditiously. At this time, we are unable to predict the outcome of this action or loss therefrom, if any; however, an adverse ruling or settlement may have a material impact on our consolidated financial position or results of operations.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 6, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against ICON EAR, thereby dismissing ICON EAR’s claims to the proceeds resulting from the sale of the EAR equipment. ICON EAR appealed this decision. On September 16, 2013, the lower court’s ruling was affirmed by the Illinois Appellate Court. On October 21, 2013, ICON EAR filed a Petition for Leave to Appeal with the Supreme Court of Illinois appealing the decision of the Illinois Appellate Court, which petition was denied on January 29, 2014. On December 24, 2014, ICON EAR sold the real property for $207,937.

(16)    Selected Quarterly Financial Data (unaudited)

The following table is a summary of selected financial data by quarter:

					Year Ended
	Quarters Ended in 2015				December 31,
	March 31,	June 30,	September 30,	December 31,	2015

Total revenue and other income	$9,165,760	$1,344,618	$4,629,330	$5,986,158	$21,125,866

Net income (loss)	$2,344,104	$(8,525,089)	$(11,313,301)	$(37,429)	$(17,531,715)

Net income (loss) attributable to Fund Twelve
allocable to additional members	$1,299,852	$(9,508,113)	$(12,186,305)	$(1,101,992)	$(21,496,558)

Weighted average number of additional shares of
limited liability company interests outstanding	348,335	348,335	348,335	348,335	348,335

Net income (loss) attributable to Fund Twelve
per weighted average additional share of
limited liability company interests outstanding	$3.73	$(27.30)	$(34.98)	$(3.16)	$(61.71)

					Year Ended
	Quarters Ended in 2014				December 31,
	March 31,	June 30,	September 30,	December 31,	2014

Total revenue and other income	$8,146,719	$63,719,444	$9,320,515	$10,073,529	$91,260,207

Net income	$2,785,139	$57,442,872	$3,014,691	$418,409	$63,661,111

Net income (loss) attributable to Fund Twelve
allocable to additional members	$2,142,378	$55,877,413	$1,951,786	$(690,049)	$59,281,528

Weighted average number of additional shares of
limited liability company interests outstanding	348,335	348,335	348,335	348,335	348,335

Net income (loss) attributable to Fund Twelve
per weighted average additional share of
limited liability company interests outstanding	$6.15	$160.41	$5.60	$(1.97)	$170.19

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

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

(17)    Income Tax Reconciliation (unaudited)

At December 31, 2015 and 2014, the members’ equity included in the consolidated financial statements totaled $101,452,996 and $161,494,839, respectively. The members’ capital for federal income tax purposes at December 31, 2015 and 2014 totaled $130,633,158 and $167,988,989, respectively. The difference arises primarily from differences in the impairment recognized related to the Aegean Express and the Arabian Express, the credit loss recorded for VAS, depreciation and amortization, noncontrolling interest, state income tax, and taxable income from investment in joint ventures between financial reporting purposes and federal income tax purposes.

The following table reconciles net (loss) income attributable to us for financial statement reporting purposes to the net income (loss) attributable to us for federal income tax purposes:

	Years Ended December 31,
	2015	2014	2013
Net (loss) income attributable to Fund Twelve per consolidated financial statements	$(21,713,695)	$59,880,331	$(9,377,469)
Finance income	-	(416,067)	16,654,653
Rental income	-	29,348,962	13,420,676
Depreciation and amortization	(1,703,737)	(4,711,485)	(3,262,016)
(Loss) gain on disposal of assets	-	(42,052,420)	8,980,035
Taxable income from joint ventures	12,779,724	752,724	(111,547,214)
Fixed asset impairment	-	-	13,020,226
Interest expense	-	(756,102)	781,695
Taxable income attributable to noncontrolling interests	2,006,642	3,429,854	13,314,909
Loss on debt extinguishment	-	(857,724)	(1,457,702)
Impairment	11,149,619	-	-
Bad debt	(634,803)	-	-
State income tax	(200,554)	-	-
Other	(702,388)	3,546,573	(146,460)
Net income (loss) attributable to Fund Twelve for federal income tax purposes	$980,808	$48,164,646	$(59,618,667)

Schedule II - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deduction	Balance at End of Year

Allowance from asset accounts:

Year Ended December 31, 2015
Credit loss reserve	$631,986	$4,848,978	$(5,480,964)	$-

Year Ended December 31, 2014
Credit loss reserve	$-	$631,986	$-	$631,986

Year Ended December 31, 2013
Credit loss reserve	$-	$-	$-	$-

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2015, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Our Manager assessed the effectiveness of its internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework” as issued in 2013.

Based on its assessment, our Manager believes that, as of December 31, 2015, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our Manager’s internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's Manager and Corporate Governance

Our Manager, ICON Capital, LLC, a Delaware limited liability company (“ICON Capital”), was formed in 1985. Our Manager's principal office is located at 3 Park Avenue, 36th Floor, New York, New York 10016, and its telephone number is (212) 418-4700.

In addition to the primary services related to our disposing of investments, our Manager provides services relating to the day-to-day management of our investments. These services include collecting payments due from lessees, borrowers, and other counterparties; remarketing equipment that is off-lease; inspecting equipment; serving as a liaison with lessees, borrowers, and other counterparties; supervising equipment maintenance; and monitoring performance by lessees, borrowers, and other counterparties of their obligations, including payment of contractual payments and all operating expenses.

Name
	Age	Title
Michael A. Reisner..................	45	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto...............................	43	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Christine H. Yap......................	45	Managing Director and Principal Financial and Accounting Officer
Harry Giovani..........................	41	Managing Director and Chief Credit Officer

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

Item 11. Executive Compensation

We have no directors or officers. Our Manager and its affiliates were paid or we accrued the following compensation and reimbursement for costs and expenses:

			Years Ended December 31,
Entity	Capacity	Description	2015	2014	2013
ICON Capital, LLC	Manager	Acquisition fees (1)	$-	$3,884,570	$1,975,062
ICON Capital, LLC	Manager	Management fees (2)	1,404,272	1,918,023	3,247,710
ICON Capital, LLC	Manager	Administrative expense
		reimbursements (2)	1,744,189	4,785,387	2,284,264
			$3,148,461	$10,587,980	$7,507,036

(1) Amount capitalized and amortized to operations.
(2) Amount charged directly to operations.

Our Manager also has a 1% interest in our profits, losses, distributions and liquidation proceeds. We paid distributions to our Manager of $383,282, $255,127 and $262,158 for the years ended December 31, 2015, 2014 and 2013, respectively. Our Manager’s interest in our net (loss) income was $(217,137), $598,803 and $(93,774) for the years ended December 31, 2015, 2014 and 2013, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the Manager and Related Security Holder Matters

(a)       We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)       As of March 28, 2016, no directors or officers of our Manager own any of our equity securities.

(c)           Neither we nor our Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” for a discussion of our related party transactions. See Notes 7 and 10 to our consolidated financial statements for a discussion of our investments in joint ventures and transactions with related parties, respectively.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2015 and 2014, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non-audit services rendered by Ernst & Young LLP:

	Years Ended December 31,
	2015	2014
Audit fees	$454,964	$536,969
Tax fees	277,095	264,584
	$732,059	$801,553

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

101.SCH               XBRL Taxonomy Extension Schema Document.

101.CAL               XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF                XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB               XBRL Taxonomy Extension Labels Linkbase Document.

101. PRE               XRBL Taxonomy Extension Presentation Linkbase Document.

ICON Mauritius MI, LLC

(A Marshall Islands Limited Liability Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ICON Mauritius MI, LLC

We have audited the accompanying consolidated balance sheet of ICON Mauritius MI, LLC (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, changes in members’ equity and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Mauritius MI, LLC at December 31, 2015, and the consolidated results of its operations and its cash flows for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

                                                 /s/ ERNST & YOUNG LLP

New York, New York

March 29, 2016

ICON Mauritius MI, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Balance Sheets

	December 31,
	2015	2014
		(unaudited)
Assets
Cash	$17,224	$18,589
Net investment in note receivable	4,772,088	31,976,805
Other assets, net	14,830	646,232
Total assets	$4,804,142	$32,641,626
Liabilities and Members’ Equity
Liabilities:
Accrued expenses and other liabilities	$-	$224,141
Total liabilities	-	224,141

Members’ equity	4,804,142	32,417,485
Total liabilities and members’ equity	$4,804,142	$32,641,626

See accompanying notes to consolidated financial statements.

ICON Mauritius MI, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Statements of Operations

	Years Ended December 31,
	2015	2014	2013
		(unaudited)	(unaudited)
Revenue:
Finance income	$984,108	$3,355,697	$2,963,813
Total revenue	984,108	3,355,697	2,963,813
Expenses:
General and administrative	9,623	42,507	41,329
Credit loss, net	28,621,458	-	-
Total expenses	28,631,081	42,507	41,329
Net (loss) income	$(27,646,973)	$3,313,190	$2,922,484

See accompanying notes to consolidated financial statements.

ICON Mauritius MI, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Statements of Changes in Members’ Equity

Members’ Equity
Balance, December 31, 2012 (unaudited)	$26,367,038

Net income (unaudited)	2,922,484
Balance, December 31, 2013 (unaudited)	29,289,522

Net income (unaudited)	3,313,190
Equity investment from members (unaudited)	28,374
Distributions to members (unaudited)	(213,601)
Balance, December 31, 2014 (unaudited)	32,417,485

Net loss	(27,646,973)
Equity investment from members	33,630
Balance, December 31, 2015	$4,804,142

See accompanying notes to consolidated financial statements.

ICON Mauritius MI, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
		(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(27,646,973)	$3,313,190	$2,922,484
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Finance income	352,686	584,154	515,935
Paid-in-kind interest	(1,769,428)	(4,960,012)	(3,262,774)
Credit loss, net	28,621,458	-	-
Changes in operating assets and liabilities:
Other assets, net	631,403	1,020,162	(216,975)
Accrued expenses and other current liabilities	(224,141)	215,499	(11,406)
Net cash (used in) provided by operating activities	(34,995)	172,993	(52,736)
Cash flows from financing activities:
Additional equity investment from members	33,630	28,374	-
Distributions to members	-	(213,601)	-
Net cash provided by (used in) financing activities	33,630	(185,227)	-
Net decrease in cash	(1,365)	(12,234)	(52,736)
Cash, beginning of year	18,589	30,823	83,558
Cash, end of year	$17,224	$18,589	$30,822

See accompanying notes to consolidated financial statements.

ICON Mauritius MI, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

(1)                 Organization

ICON Mauritius MI, LLC (the “LLC”) was formed on December 22, 2011 as a Marshall Islands limited liability company. When used in these notes to consolidated financial statements, the term “LLC” refers to the LLC and its consolidated subsidiary. The LLC was formed for the sole purpose of, through its wholly-owned subsidiary ICON Mauritius I (“Mauritius I”), making a $20,124,000 subordinated term loan to Jurong Aromatics Corporation Pte. Ltd. (“JAC”), a Singapore entity, as part of a $171,050,000 term loan facility.

The LLC was formed as a joint venture between two affiliated entities, ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) and ICON Leasing Fund Twelve, LLC (“Fund Twelve” and, collectively, the “Members”). Fund Fourteen and Fund Twelve have ownership interests of 75% and 25%, respectively, in the LLC profits, losses and distributions. The LLC is engaged in one business segment, the business of acting as a lender and syndicate for loan transactions.

ICON Capital, LLC, a Delaware limited liability company, is Fund Fourteen’s investment manager and Fund Twelve’s manager (the “Manager”). The Manager manages and controls the LLC’s business affairs, including, but not limited to, the financing transactions into which the LLC enters.

 (2)          Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the LLC have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).  In the opinion of the Manager, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.

Cash

The LLC’s cash is held principally at one financial institution and at times may exceed insured limits. The LLC has placed these funds in a high quality institution in order to minimize risk relating to exceeding insured limits.

Note Receivable and Revenue Recognition

The note receivable is reported in the LLC’s consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate the loan, net of any unamortized premium or discount on purchased loan. The LLC uses the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment. Unearned income, discounts and premiums are amortized to finance income on the LLC’s consolidated statements of operations using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance on the LLC’s consolidated balance sheets. The LLC’s notes receivable contains a paid-in-kind (“PIK”) interest provision. Any PIK interest, if deemed collectible, will be added to the principal balance of the notes receivable and is recorded as finance income. Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income in the LLC’s consolidated statements of operations.

Credit Quality of Note Receivable and Credit Loss Reserve

The Manager monitors the ongoing credit quality of the LLC’s financing receivable by (i) reviewing and analyzing a borrower’s financial performance on a regular basis, including review of financial statements received on a semi-annual basis as prescribed in the loan agreement, (ii) tracking the relevant credit metrics of the financing receivable and the borrower’s compliance with financial and non-financial covenants, and (iii) monitoring the borrower’s payment history and public credit rating, if available. As part of the monitoring process, the Manager may physically inspect the collateral or the borrower’s facility and meet with the borrower’s management to better understand the borrower’s financial performance and its future plans on an as-needed basis.

ICON Mauritius MI, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

As the LLC has only one note receivable, the Manager is able to estimate the credit loss reserve based on a detailed analysis of the note receivable as opposed to using portfolio-based metrics. The Manager does not use a system of assigning internal risk ratings to the note receivable. Rather, the note receivable is analyzed quarterly and categorized as either performing or non-performing based on certain factors including, but not limited to, financial results, satisfying scheduled payments and compliance with financial covenants. A note receivable is usually categorized as non-performing only when a borrower experiences financial difficulties and has failed to make scheduled payments. The Manager then analyzes whether the note receivable should be placed on a non-accrual status, a credit loss reserve should be established or the note receivable should be restructured. As part of the assessment, updated collateral value is usually considered and such collateral value can be based on a third party industry expert appraisal or, depending on the type of collateral and accessibility to relevant published guides or market sales data, internally derived fair value. Material events would be specifically disclosed in the discussion of the note receivable held.

A note receivable is generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the Manager periodically reviews the creditworthiness of a company with payments outstanding less than 90 days and based upon the Manager’s judgment, the account may be placed in a non-accrual status.

In accordance with the cost recovery method, payments received on non-accrual notes receivable are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal of non-accrual notes receivable is not in doubt, interest income is recognized on a cash basis. A note receivable in non-accrual status may not be restored to accrual status until all delinquent payments have been received, and the LLC believes recovery of the remaining unpaid receivable is probable.

When the Manager deems it is probable that the LLC will not be able to collect all contractual principal and interest on a non-performing note receivable, the LLC performs an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the note receivable, and/or the collateral value of the asset underlying the note receivable when note receivable repayment is collateral dependent. If it is determined that the impaired value of the non-performing note receivable is less than the net carrying value, the LLC will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings. The LLC then charges off a note receivable in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of the note receivable.

Initial Direct Costs

The LLC capitalizes initial direct costs, including acquisition fees, associated with the origination and funding of the financing transaction. The LLC paid an acquisition fee to the Manager equal to 2.5% and 3% of the proportionate share of the purchase price for Fund Fourteen’s and Fund Twelve’s investments, respectively. These costs are amortized over the term of the note receivable using the effective interest rate method in the LLC’s consolidated statement of operations.

Income Taxes

        The LLC is a partnership in the Marshall Islands and has no income tax reporting requirement, although our wholly-owned subsidiary has income tax reporting requirements in Mauritius at an effective tax rate of 3% of taxable income. These taxes are included in general and administrative expenses in the LLC’s consolidated statement of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of credit losses. Actual results could differ from those estimates.

Recent Accounting Pronouncements

ICON Mauritius MI, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. This new revenue standard may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of adoption. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date (“ASU 2015-14”), which defers implementation of ASU 2014-09 by one year. Under such deferral, the adoption of ASU 2014-09 becomes effective for the LLC on January 1, 2019, including interim periods within that reporting period. Early adoption is permitted, but not before January 1, 2017.The LLC is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The adoption of ASU 2014-15 becomes effective for the LLC for the fiscal year ending December 31, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the LLC’s consolidated financial statements.

In January 2015, FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items.  The adoption of ASU 2015-01 becomes effective for the LLC on January 1, 2016, including interim periods within that reporting period.  Early adoption is permitted.  The adoption of ASU 2015-01 is not expected to have a material effect on the LLC’s consolidated financial statements.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which provides guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The adoption of ASU 2016-01 becomes effective for the LLC on January 1, 2019. The LLC is currently in the process of evaluating the impact of the adoption of ASU 2016-01 on its consolidated financial statements.

(3)       Net Investment in Note Receivable

Net Investment in note receivable consisted of the following:

	December 31,
	2015	2014
		(unaudited)
Principal outstanding	$31,788,011	$30,018,583
Initial direct costs	2,319,746	2,497,108
Deferred fees	(714,211)	(538,886)
Credit loss reserve	(28,621,458)	-
Net investment in notes receivable	$4,772,088	$31,976,805

On December 22, 2011, the LLC made a $20,124,000 subordinated term loan to JAC as part of a $171,050,000 term loan facility. The loan initially bore interest at rates ranging between 12.5% and 15% per year and matures in January 2021. The loan is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

As of March 31, 2015, JAC was in technical default of the loan as a result of its failure to provide certain financial data to the LLC. In addition, JAC realized lower than expected operating results caused in part by a temporary shutdown of its manufacturing facility due to technical constraints that have since been resolved.  As a result, JAC failed to make the expected payment that was due to the LLC during the three months ended March 31, 2015. Although this delayed payment did not

ICON Mauritius MI, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

trigger a payment default under the loan agreement, the interest rate payable by JAC under the loan increased from 12.5% to 15.5%.

        During the three months ended June 30, 2015, an expected tolling arrangement did not commence and JAC’s stakeholders were unable to agree upon a restructuring plan. As a result, the manufacturing facility had not yet resumed operations and JAC continued to experience liquidity constraints. Accordingly, the Manager determined that there was doubt regarding the LLC’s ultimate collectability of the loan. The Manager visited JAC’s facility and engaged in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon such discussions, which included a potential conversion of a portion of the loan to equity and/or a restructuring of the loan, the Manager believed that the LLC may potentially not be able to recover approximately $6,400,000 to $22,300,000 of the outstanding balance due from JAC as of June 30, 2015. During the three months ended June 30, 2015, the LLC recognized a credit loss of $15,921,795, which the Manager believed was the most likely outcome based upon the negotiations at the time. During the three months ended June 30, 2015, the LLC placed the loan on non-accrual status and no finance income was recognized.

During the three months ended September 30, 2015, JAC continued to be non-operational and therefore not able to service interest payments under the loan. Discussions between the senior lenders and certain other stakeholders of JAC ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated.  As a result, JAC entered receivership on September 28, 2015. At September 30, 2015, the Manager reassessed the collectability of the loan by considering the following factors: (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. The Manager also considered the proposed plan of converting a portion of the loan to equity and/or restructuring the loan in the event that JAC’s stakeholders recommenced discussions. Based upon such reassessment, the Manager believed that the LLC may potentially not be able to recover approximately $19,400,000 to $24,000,000 of the outstanding balance due from JAC prior to recording the initial credit loss. During the three months ended September 30, 2015, the LLC recognized an additional credit loss of $7,927,576, which the Manager believed was the most likely outcome derived from its reassessment. In January 2016, the Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, the Manager anticipates that a one-year tolling arrangement with JAC’s suppliers will be implemented during the first half of 2016 to allow JAC’s facility to recommence operations. Although the Manager believes that the marketability of JAC’s facility should improve if and when the facility recommences operations, the Manager does not anticipate that JAC will make any payments to the LLC while operating under the expected tolling arrangement. The Manager updated the collectability analysis under the loan as of December 31, 2015 and determined that comparable enterprise values derived from EBITDA multiples and trading prices of unsecured distressed debt in comparable industries each decreased. In addition, the Manager considered that, as of December 31, 2015, (i) a tolling arrangement with JAC’s suppliers did not commence as originally anticipated; (ii) no further discussions occurred between JAC, the LLC, the senior lenders and certain other stakeholders of JAC regarding a restructuring plan and (iii) JAC’s manufacturing facility continues to be non-operational. Based upon these factors, the Manager believes that the LLC’s ultimate collectability of the loan may result in less of a recovery from its prior estimate. As a result, the Manager determined to record an additional credit loss of $4,772,087, which the Manager believes is the most likely outcome derived from its reassessment as of December 31, 2015. An additional credit loss may be recorded in future periods based upon future developments of the receivership process or if the LLC’s ultimate collectability of the loan results in less of a recovery from its current estimate. For the years ended December 31, 2015, 2014 and 2013, the LLC recognized finance income of $984,108, $3,355,697 and $2,963,813, respectively, prior to the loan being placed on non-accrual status. As of December 31, 2015 and 2014, the total net investment in notes receivable held by the LLC was $4,772,088 and $31,976,805, respectively.

Credit loss allowance activities for the years ended December 31, 2015, 2014 and 2013 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2012 (unaudited)	$-
Provisions	-
Write-offs, net of recoveries	-
Allowance for credit loss as of December 31, 2013 (unaudited)	$-
Provisions (unaudited)	-
Write-offs, net of recoveries (unaudited)	-
Allowance for credit loss as of December 31, 2014 (unaudited)	$-
Provisions	28,621,458
Write-offs, net of recoveries	-
Allowance for credit loss as of December 31, 2015	$28,621,458

ICON Mauritius MI, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

(4)       Transactions with Related Parties

In the normal course of operations, the Members will pay certain operating and general and administrative expenses on the LLC’s behalf in proportion to their membership interests. The financial condition and results of the LLC’s operations, as reported, are not necessarily indicative of the results that would have been reported had the LLC operated completely independently.

(5)       Fair Value Measurements

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

Assets for which Fair Value is Disclosed

The LLC’s financial asset, represented by the fixed-rate note receivable, for which fair value is required to be disclosed, was valued using inputs that are generally unobservable and supported by little or no market data and are therefore classified within Level 3. Under U.S. GAAP, the LLC uses projected cash flows for fair value measurements of this financial asset. Fair value information with respect to certain of the LLC’s other assets is not separately provided since their carrying value approximates fair value due to their short-term maturities.

The estimated fair value of the LLC’s fixed-rate note receivable was based on the discounted value of future cash flows related to the loan at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The fair value of the principal outstanding on the LLC’s fixed-rate note receivable was derived using a discount rate of 12.31% as of December 31, 2015.

As of December 31, 2015, the fair value of the LLC’s fixed-rate note receivable was $3,175,700.

 (6)    Concentration of Risk

In the normal course of business, the LLC is exposed to two significant types of economic risk: credit and market. Credit risk is the risk of a borrower or other counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects the change in the value of credit facilities due to changes in interest rate spreads or other market factors.

At times, the LLC’s cash may exceed insured limits. The LLC has placed these funds in a high quality institution in order to minimize the risk of loss relating to exceeding insured limits.

For the years ended December 31, 2015, 2014 and 2013, the LLC had one borrower that accounted for 100% of finance

ICON Mauritius MI, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

income.

As of December 31, 2015 and 2014, a note receivable to one borrower accounted for 99.3% and 98.0%, respectively, of the LLC’s total assets.

ICON Mauritius MI II, LLC

(A Marshall Islands Limited Liability Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ICON Mauritius MI II, LLC

We have audited the accompanying consolidated balance sheet of ICON Mauritius MI II, LLC (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, changes in members’ equity and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Mauritius MI II, LLC at December 31, 2015, and the consolidated results of its operations and its cash flows for the period year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

                                                 /s/ ERNST & YOUNG LLP

New York, New York

March 29, 2016

ICON Mauritius MI II, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Balance Sheets

	December 31,
	2015	2014
		(unaudited)
Assets
Cash	$295	$295
Net investment in note receivable	5,365,775	35,363,995
Other assets, net	14,771	726,876
Total assets	$5,380,841	$36,091,166
Liabilities and Members’ Equity
Liabilities:
Accrued expenses and other liabilities	$-	$260,168
Total liabilities	-	260,168

Members’ equity	5,380,841	35,830,998
Total liabilities and members’ equity	$5,380,841	$36,091,166

See accompanying notes to consolidated financial statements.

ICON Mauritius MI II, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Statements of Operations
			Period from April 1, 2013 (Incorporation) through December 31, 2013
	Years Ended December 31,
	2015	2014
		(unaudited)	(unaudited)
Revenue:
Finance income	$1,152,580	$4,000,314	$2,238,465
Total revenue	1,152,580	4,000,314	2,238,465
Expenses:
General and administrative	10,176	46,064	33,793
Credit loss, net	31,637,426	-	-
Total expenses	31,647,602	46,064	33,793
Net (loss) income	$(30,495,022)	$3,954,250	$2,204,672

See accompanying notes to consolidated financial statements.

ICON Mauritius MI II, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Statements of Changes in Members’ Equity

Members’ Equity
Balance, Period from April 1, 2013 (Incorporation) through December 31, 2013 (unaudited)	$-

Net income (unaudited)	2,204,672
Equity investment from members (unaudited)	29,866,747
Balance, December 31, 2013 (unaudited)	32,071,419

Net income (unaudited)	3,954,250
Equity investment from members (unaudited)	45,579
Distributions to members (unaudited)	(240,250)
Balance, December 31, 2014 (unaudited)	35,830,998

Net loss	(30,495,022)
Equity investment from members	44,865
Balance, December 31, 2015	$5,380,841

See accompanying notes to consolidated financial statements.

ICON Mauritius MI II, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Statements of Cash Flows
			Period from April 1, 2013 (Incorporation) through December 31, 2013
	Years Ended December 31,
	2015	2014
		(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(30,495,022)	$3,954,250	$2,204,672
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Finance income	113,591	468,874	102,763
Paid-in-kind interest	(1,993,047)	(5,589,670)	(493,870)
Credit loss, net	31,637,426	-	-
Changes in operating assets and liabilities:
Other assets, net	712,105	1,120,482	(1,847,358)
Accrued expenses and other current liabilities	(19,918)	240,735	19,433
Net cash (used in) provided by operating activities	(44,865)	194,671	(14,360)
Cash flows from investing activities:
Investment in note receivable	-	-	(29,852,092)
Net cash used in investing activities	-	-	(29,852,092)
Cash flows from financing activities:
Additional equity investment from members	44,865	45,579	29,866,747
Distributions to members	-	(240,250)	-
Net cash provided by (used in) financing activities	44,865	(194,671)	29,866,747
Net increase in cash	-	-	295
Cash, beginning of year	295	295	-
Cash, end of year	$295	$295	$295

See accompanying notes to consolidated financial statements.

ICON Mauritius MI II, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

(1)                 Organization

ICON Mauritius MI II, LLC (the “LLC”) was formed on April 1, 2013 as a Marshall Islands limited liability company. When used in these notes to consolidated financial statements, the term “LLC” refers to the LLC and its consolidated subsidiary. The LLC was formed for the sole purpose of, through its wholly-owned subsidiary ICON Mauritius II (“Mauritius II”), purchasing from Standard Chartered Bank (“Standard Chartered”) a portion of a $208,038,290 subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. (“JAC”), a Singapore entity, for $28,462,500.

The LLC was formed as a joint venture amongst three affiliated entities, ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), ICON Leasing Fund Eleven, LLC (“Fund Eleven”), and ICON Leasing Fund Twelve, LLC (“Fund Twelve”) (collectively, the “Members”). Fund Fifteen, Fund Eleven, and Fund Twelve have ownership percentages of 40%, 39% and 21%, respectively, in the LLC’s profits, losses and distributions. The LLC is engaged in one business segment, the business of acting as a lender and syndicate for loan transactions.

ICON Capital, LLC, a Delaware limited liability company, is Fund Fifteen’s investment manager, Fund Eleven’s manager and Fund Twelve’s manager (the “Manager”). The Manager manages and controls the LLC’s business affairs, including, but not limited to, the financing transactions into which the LLC enters.

 (2)          Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the LLC have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).  In the opinion of the Manager, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.

Cash

The LLC’s cash is held principally at one financial institution and at times may exceed insured limits. The LLC has placed these funds in a high quality institution in order to minimize risk relating to exceeding insured limits.

Notes Receivable and Revenue Recognition

The note receivable is reported in the LLC’s consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate the loan, net of any unamortized premium or discount on purchased loan. The LLC uses the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment. Unearned income, discounts and premiums are amortized to finance income on the LLC’s consolidated statements of operations using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance on the LLC’s consolidated balance sheets. The LLC’s notes receivable contains a paid-in-kind (“PIK”) interest provision. Any PIK interest, if deemed collectible, will be added to the principal balance of the note receivable and is recorded as finance income. Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income in the LLC’s consolidated statements of operations.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

The Manager monitors the ongoing credit quality of the LLC’s financing receivable by (i) reviewing and analyzing the borrower’s financial performance on a regular basis, including review of financial statements received on a semi-annual basis as prescribed in the loan agreement, (ii) tracking the relevant credit metrics of the financing receivable and the borrower’s compliance with financial and non-financial covenants, and (iii) monitoring the borrower’s payment history and public credit rating, if available. As part of the monitoring process, the Manager may physically inspect the collateral or the borrower’s facility and meet with the borrower’s management to better understand the borrower’s financial performance and its future plans on an as-needed basis.

ICON Mauritius MI II, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

As the LLC’s has only one note receivable, the Manager is able to estimate the credit loss reserve based on a detailed analysis of the note receivable as opposed to using portfolio-based metrics. The Manager does not use a system of assigning internal risk ratings to the note receivable. Rather, the note receivable is analyzed quarterly and categorized as either performing or non-performing based on certain factors including, but not limited to, financial results, satisfying scheduled payments and compliance with financial covenants. A note receivable is usually categorized as non-performing only when a borrower experiences financial difficulties and has failed to make scheduled payments. The Manager then analyzes whether the note receivable should be placed on a non-accrual status, a credit loss reserve should be established or the note receivable should be restructured. As part of the assessment, updated collateral value is usually considered and such collateral value can be based on a third party industry expert appraisal or, depending on the type of collateral and accessibility to relevant published guides or market sales data, internally derived fair value. Material events would be specifically disclosed in the discussion of the note receivable held.

A note receivable is generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days and based upon the Manager’s judgment, these accounts may be placed in a non-accrual status.

In accordance with the cost recovery method, payments received on a non-accrual note receivable are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal of a non-accrual note receivable is not in doubt, interest income is recognized on a cash basis. A note receivable in non-accrual status may not be restored to accrual status until all delinquent payments have been received, and the LLC believes recovery of the remaining unpaid receivable is probable.

When the Manager deems it is probable that the LLC will not be able to collect all contractual principal and interest on a non-performing financing receivable, the LLC performs an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the note receivable, and/or the collateral value of the asset underlying the note receivable when note receivable repayment is collateral dependent. If it is determined that the impaired value of the non-performing note receivable is less than the net carrying value, the LLC will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings.  The LLC then charges off a note receivable in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of the note receivable.

Initial Direct Costs

The LLC capitalizes initial direct costs, including acquisition fees, associated with the origination and funding of the financing transaction. The LLC paid an acquisition fee to the Manager equal to 2.5%, 3% and 3% of the proportionate share of the purchase price for Fund Fifteen’s, Fund Eleven’s and Fund Twelve’s investments, respectively. These costs are amortized over the term of the note receivable using the effective interest rate method in the LLC’s consolidated statement of operations.

Income Taxes

The LLC is a partnership in the Marshall Islands and has no income tax reporting requirement, although our wholly-owned subsidiary has income tax reporting requirements in Mauritius at an effective tax rate of 3% of taxable income. These taxes are included in general and administrative expenses in the LLC’s consolidated statement of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates primarily include the determination of credit losses.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that

ICON Mauritius MI II, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

reflects the consideration expected to be received in exchange for goods and services. This new revenue standard may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of adoption. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date (“ASU 2015-14”), which defers implementation of ASU 2014-09 by one year. Under such deferral, the adoption of ASU 2014-09 becomes effective for the LLC on January 1, 2019, including interim periods within that reporting period. Early adoption is permitted, but not before January 1, 2017. The LLC is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The adoption of ASU 2014-15 becomes effective for the LLC for the fiscal year ending December 31, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the LLC’s consolidated financial statements.

In January 2015, FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items.  The adoption of ASU 2015-01 becomes effective for the LLC on January 1, 2016, including interim periods within that reporting period.  Early adoption is permitted.  The adoption of ASU 2015-01 is not expected to have a material effect on the LLC’s consolidated financial statements.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which provides guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The adoption of ASU 2016-01 becomes effective for the LLC on January 1, 2019. The LLC is currently in the process of evaluating the impact of the adoption of ASU 2016-01 on its consolidated financial statements.

(3)       Net Investment in Note Receivable

Net investment in note receivable consisted of the following:

	December 31,
	2015	2014
		(unaudited)
Principal outstanding	$35,757,612	$33,764,565
Initial direct costs	1,485,839	1,599,430
Deferred fees	(240,250)	-
Credit loss reserve	(31,637,426)	-
Net investment in notes receivable	$5,365,775	$35,363,995

On May 15, 2013, the LLC purchased a portion of a $208,038,290 subordinated credit facility for JAC from Standard Chartered for $28,462,500. The subordinated credit facility initially bore interest at rates ranging between 12.5% and 15% per year and matures in January 2021. The subordinated credit facility is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

As of March 31, 2015, JAC was in technical default of the facility as a result of its failure to provide certain financial data to LLC. In addition, JAC realized lower than expected operating results caused in part by a temporary shutdown of its manufacturing facility due to technical constraints that have since been resolved. As a result, JAC failed to make the expected payment that was due to the LLC during the three months ended March 31, 2015. Although this delayed payment did not

ICON Mauritius MI II, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

trigger a payment default under the facility agreement, the interest rate payable by JAC under the facility increased from 12.5% to 15.5%.

During the three months ended June 30, 2015, an expected tolling arrangement did not commence and JAC’s stakeholders were unable to agree upon a restructuring plan. As a result, the manufacturing facility had not yet resumed operations and JAC continued to experience liquidity constraints. Accordingly, the Manager determined that there was doubt regarding the LLC’s ultimate collectability of the facility. The Manager visited JAC’s facility and engaged in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon such discussions, which included a potential conversion of a portion of the facility to equity and/or a restructuring of the facility, the Manager believed that the LLC may potentially not be able to recover approximately $7,200,000 to $25,000,000 of the outstanding balance due from JAC as of June 30, 2015. During the three months ended June 30, 2015, the LLC recognized a credit loss of $17,342,915, which the Manager believed was the most likely outcome based upon the negotiations at the time. During the three months ended June 30, 2015, the LLC placed the facility on non-accrual status and no finance income was recognized.

 During the three months ended September 30, 2015, JAC continued to be non-operational and therefore not able to service interest payments under the facility. Discussions between the senior lenders and certain other stakeholders of JAC ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated. As a result, JAC entered receivership on September 28, 2015. At September 30, 2015, the Manager reassessed the collectability of the facility by considering the following factors: (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. The Manager also considered the proposed plan of converting a portion of the facility to equity and/or restructuring the facility in the event that JAC’s stakeholders recommenced discussions. Based upon such reassessment, the Manager believed that the LLC may potentially not be able to recover approximately $21,800,000 to $27,000,000 of the outstanding balance due from JAC prior to recording the initial credit loss. During the three months ended September 30, 2015, the LLC recognized a credit loss of $8,928,735, which the Manager believed was the most likely outcome derived from its reassessment. In January 2016, the Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, the Manager anticipates that a one-year tolling arrangement with JAC’s suppliers will be implemented during the first half of 2016 to allow JAC’s facility to recommence operations. Although the Manager believes that the marketability of JAC’s facility should improve if and when the facility recommences operations, the Manager does not anticipate that JAC will make any payments to the LLC while operating under the expected tolling arrangement. The Manager updated the collectability analysis under the facility as of December 31, 2015 and determined that comparable enterprise values derived from EBITDA multiples and trading prices of unsecured distressed debt in comparable industries each decreased. In addition, the Manager considered that, as of December 31, 2015, (i) a tolling arrangement with JAC’s suppliers did not commence as originally anticipated; (ii) no further discussions occurred between JAC, the LLC, the senior lenders and certain other stakeholders of JAC regarding a restructuring plan and (iii) JAC’s manufacturing facility continues to be non-operational. Based upon these factors, the Manager believes that the LLC’s ultimate collectability of the facility may result in less of a recovery from its prior estimate. As a result, the Manager determined to record an additional total credit loss of $5,365,776, which the Manager believes is the most likely outcome derived from its reassessment as of December 31, 2015. An additional credit loss may be recorded in future periods based upon future developments of the receivership process or if the LLC’s ultimate collectability of the facility results in less of a recovery from its current estimate. For the years ended December 31, 2015, 2014 and 2013 the LLC recognized finance income of $1,152,580, $4,003,314 and $2,238,465, respectively, prior to the facility being placed on non-accrual status. As of December 31, 2015 and 2014, the total net investment in notes receivable held by the LLC was $5,365,775 and $35,363,995, respectively.

Credit loss allowance activities for the Period from April 1, 2013 (Incorporation) to December 31, 2013 and the years ended December 31, 2015 and 2014 were as follows:

Credit Loss Allowance
Allowance for credit loss as of the Period from April 1, 2013 (Incorporation) (unaudited)	$-
Provisions (unaudited)	-
Write-offs, net of recoveries (unaudited)	-
Allowance for credit loss as of December 31, 2013 (unaudited)	$-
Provisions	-
Write-offs, net of recoveries	-
Allowance for credit loss as of December 31, 2014 (unaudited)	$-
Provisions	31,637,426
Write-offs, net of recoveries	-
Allowance for credit loss as of December 31, 2015	$31,637,426

ICON Mauritius MI II, LLC

(A Marshall Islands Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

(4)       Fair Value Measurements

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

Assets for which Fair Value is Disclosed

The LLC’s financial assets represented by the fixed-rate notes receivable, for which fair value is required to be disclosed, was valued using inputs that are generally unobservable and supported by little or no market data and are therefore classified within Level 3. Under U.S. GAAP, the LLC uses projected cash flows for fair value measurements of this financial asset. Fair value information with respect to certain of the LLC’s other assets is not separately provided since their carrying value approximates fair value due to their short-term maturities.

The estimated fair value of the LLC’s fixed-rate notes receivable was based on the discounted value of future cash flows related to the facility at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The fair value of the principal outstanding on the LLC’s fixed-rate note receivable was derived using a discount rate of 12.31% as of December 31, 2015.

As of December 31, 2015, the fair value on the LLC’s fixed-rate note receivable was $3,570,800.

 (5)    Concentration of Risk

In the normal course of business, the LLC is exposed to two significant types of economic risk: credit and market. Credit risk is the risk of a borrower or other counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects the change in the value of credit facilities due to changes in interest rate spreads or other market factors.

At times, the LLC’s cash may exceed insured limits. The LLC has placed these funds in a high quality institution in order to minimize the risk of loss relating to exceeding insured limits.

For the years ended December 31, 2015, 2014 and 2013, the LLC had one borrower that accounted for 100% of finance income.

As of December 31, 2015 and 2014, a note receivable to one borrower accounted for 99.7% and 98.0%, respectively, of the LLC’s total assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Leasing Fund Twelve, LLC

(Registrant)

By: ICON Capital, LLC

(Manager of the Registrant)

March 29, 2016

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

March 29, 2016

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)
By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)
By: /s/ Christine H. Yap
Christine H. Yap
Managing Director (Principal Financial and Accounting Officer)