Form 10-Q
period 2016-03-31
ICON LEASING FUND TWELVE, LLC
filed 2016-05-19
CIK 1377848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2016

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53189

ICON Leasing Fund Twelve, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5651009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

Number of outstanding shares of limited liability company interests of the registrant on May 13, 2016 is 348,335.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,528,097	$8,404,092
Current portion of net investment in notes receivable	4,688,843	4,102,738
Current portion of net investment in finance leases	6,228,367	6,630,691
Other current assets	4,056,157	3,285,536
Total current assets	20,501,464	22,423,057
Non-current assets:
Net investment in notes receivable, less current portion	28,825,043	29,411,423
Net investment in finance leases, less current portion	44,109,620	50,580,803
Leased equipment at cost (less accumulated depreciation of
$27,220,431 and $25,438,880, respectively)	63,961,928	65,743,479
Vessels (less accumulated depreciation of $2,763,949 and $2,683,605, respectively)	5,639,656	5,720,000
Investment in joint ventures	12,386,993	12,233,856
Other non-current assets	2,063,258	2,068,911
Total non-current assets	156,986,498	165,758,472
Total assets	$177,487,962	$188,181,529
Liabilities and Equity
Current liabilities:
Current portion of non-recourse long-term debt	$6,166,692	$6,205,639
Deferred revenue	148,594	158,988
Due to Manager and affiliates, net	323,984	437,925
Accrued expenses and other current liabilities	2,201,321	1,559,498
Current portion of seller's credit	5,000,000	-
Total current liabilities	13,840,591	8,362,050
Non-current liabilities:
Non-recourse long-term debt, less current portion	39,729,001	41,233,476
Seller's credits	7,864,669	12,747,733
Other non-current liabilities	150,000	150,000
Total non-current liabilities	47,743,670	54,131,209
Total liabilities	61,584,261	62,493,259
Commitments and contingencies (Note 11)
Equity:
Members’ equity:
Additional members	96,909,621	103,518,658
Manager	(2,132,420)	(2,065,662)
Total members’ equity	94,777,201	101,452,996
Noncontrolling interests	21,126,500	24,235,274
Total equity	115,903,701	125,688,270
Total liabilities and equity	$177,487,962	$188,181,529

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue and other income:
Finance income	$3,817,565	$3,665,065
Rental income	3,532,157	3,532,157
Time charter revenue	978,214	1,371,311
Income from investment in joint ventures	158,813	597,227
Total revenue and other income	8,486,749	9,165,760
Expenses:
Management fees	237,548	384,836
Administrative expense reimbursements	308,389	439,013
General and administrative	633,937	907,047
Interest	874,144	1,049,990
Depreciation	1,861,895	2,181,449
Credit loss, net	-	362,665
Vessel operating	954,294	1,496,656
Litigation expense	1,209,000	-
Total expenses	6,079,207	6,821,656
Net income	2,407,542	2,344,104
Less: net income attributable to noncontrolling interests	1,507,635	1,031,122
Net income attributable to Fund Twelve	$899,907	$1,312,982

Net income attributable to Fund Twelve allocable to:
Additional members	$890,908	$1,299,852
Manager	8,999	13,130
	$899,907	$1,312,982
Weighted average number of additional shares of limited liability
company interests outstanding	348,335	348,335
Net income attributable to Fund Twelve per weighted average
additional share of limited liability company interests outstanding	$2.56	$3.73

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Changes in Equity

	Members' Equity
	Additional
	Shares of
	Limited Liability			Total
	Company	Additional		Members'	Noncontrolling	Total
	Interests	Members	Manager	Equity	Interests	Equity
Balance, December 31, 2015	348,335	$103,518,658	$(2,065,662)	$101,452,996	$24,235,274	$125,688,270
Net income	-	890,908	8,999	899,907	1,507,635	2,407,542
Distributions	-	(7,499,945)	(75,757)	(7,575,702)	(4,616,409)	(12,192,111)
Balance, March 31, 2016 (unaudited)	348,335	$96,909,621	$(2,132,420)	$94,777,201	$21,126,500	$115,903,701

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$2,407,542	$2,344,104
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income	(2,706,476)	(1,739,059)
Income from investment in joint ventures	(158,813)	(597,227)
Depreciation	1,861,895	2,181,449
Interest expense from amortization of debt financing costs	40,250	45,821
Net accretion of seller's credit and other	116,936	108,871
Credit loss, net	-	362,665
Changes in operating assets and liabilities:
Collection on finance leases	9,580,258	4,764,191
Other assets	(764,968)	122,287
Accrued expenses and other current liabilities	641,823	(353,497)
Deferred revenue	(10,394)	(30,394)
Due to Manager and affiliates, net	(113,941)	(2,461,352)
Distributions from joint ventures	667	-
Net cash provided by operating activities	10,894,779	4,747,859
Cash flows from investing activities:
Proceeds from exercise of purchase options	-	70,000
Distributions received from joint ventures in excess of profits	5,009	251,662
Principal received on notes receivable	-	5,331,005
Net cash provided by investing activities	5,009	5,652,667
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(1,583,672)	(1,860,797)
Distributions to noncontrolling interests	(4,616,409)	(2,099,276)
Distributions to members	(7,575,702)	(11,323,062)
Net cash used in financing activities	(13,775,783)	(15,283,135)
Net decrease in cash and cash equivalents	(2,875,995)	(4,882,609)
Cash and cash equivalents, beginning of period	8,404,092	15,410,563
Cash and cash equivalents, end of period	$5,528,097	$10,527,954

Supplemental disclosure of cash flow information:
Cash paid for interest	$728,744	$906,762

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2016

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

(2) Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of our Manager, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. The results for the interim period are not necessarily indicative of the results for the full year.

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

Financing receivables are generally placed on a non-accrual status when payments are more than 90 days past due. Additionally, our Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

and based upon our Manager’s judgment, these accounts may be placed on a non-accrual status.

In accordance with the cost recovery method, payments received on non-accrual financing receivables are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal of non-accrual financing receivables is not in doubt, interest income is recognized on a cash basis. Financing receivables on non-accrual status may not be restored to accrual status until all delinquent payments have been received, and we believe recovery of the remaining unpaid receivable is probable.

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

Recently Adopted Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items.  We adopted ASU 2015-01 on January 1, 2016, which did not have an effect on our consolidated financial statements as of and for the three months ended March 31, 2016.

In February 2015, FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis (“ASU 2015-02”), which modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis by reducing the frequency of application of related party guidance and excluding certain fees in the primary beneficiary determination. We adopted ASU 2015-02 on January 1, 2016, which did not have an effect on our consolidated financial statements as of and for the three months ended March 31, 2016.

In April 2015, FASB issued ASU No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability, consistent with debt discounts. We retrospectively adopted ASU 2015-03 as of March 31, 2016. Consequently, we reclassified $610,405 of debt issuance costs from other non-current assets to non-recourse long-term debt, less current portion on our consolidated balance sheet at December 31, 2015, which resulted in the following adjustments:

	At December 31, 2015
	As Reported	As Adjusted
Other non-current assets	$2,679,316	$2,068,911
Non-recourse long-term debt, less current portion	$41,843,881	$41,233,476

Other Recent Accounting Pronouncements

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

March 31, 2016

(unaudited)

We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The adoption of ASU 2014-15 becomes effective for us on our fiscal year ending after December 31, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

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

(3)  Net Investment in Notes Receivable

As of March 31, 2016 and December 31, 2015, we had no net investment in notes receivable on non-accrual status.

As of March 31, 2016, our net investment in note receivable and accrued interest related to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”) totaled $21,002,938 and $3,537,531, respectively, of which an aggregate of $4,234,777 was over 90 days past due. As of December 31, 2015, our net investment in note receivable and accrued interest related to TMA totaled $21,002,938 and $2,767,269, respectively, of which an aggregate of $3,137,479 was over 90 days past due. TMA is in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and in payment default while available cash has been swept by the senior lender and applied to the senior tranche of the facility (the “Senior Loan”) in accordance with the secured term loan credit facility agreement. Interest on our tranche of the facility (the “ICON Loan”) is currently being capitalized. While our note receivable has not been paid in accordance with the secured term loan credit facility agreement, our collateral position has been strengthened as the principal balance of the Senior Loan was paid down at a faster rate. Based on, among other things, TMA’s payment history and the collateral value as of March 31, 2016, our Manager continues to believe that all contractual interest and outstanding principal payments under the ICON Loan are collectible. As a result, we continue to account for our net investment in note receivable related to TMA on an accrual basis despite a portion of the outstanding balance being over 90 days past due. In January 2016, the remaining two previously unchartered vessels had commenced employment. As a result, our Manager is currently engaged in discussions with the senior lender and TMA to amend the facility and expects that payments to us will recommence in the

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

near future.

Net investment in notes receivable consisted of the following:

	March 31, 2016	December 31, 2015
Principal outstanding	$33,582,938	$33,582,938
Initial direct costs	104,384	115,533
Deferred fees	(173,436)	(184,310)
Net investment in notes receivable	33,513,886	33,514,161
Less: current portion of net investment in notes receivable	4,688,843	4,102,738
Net investment in notes receivable, less current portion	$28,825,043	$29,411,423

There was no allowance for credit loss as of March 31, 2016 and no related activities during the three months ended March 31, 2016.

Credit loss allowance activities for the three months ended March 31, 2015 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2014	$631,986
Provisions	362,665
Write-offs, net of recoveries	-
Allowance for credit loss as of March 31, 2015	$994,651

(4) Net Investment in Finance Leases

As of March 31, 2016 and December 31, 2015, we had no net investment in finance leases on non-accrual status and no net investment in finance leases that was past due 90 days or more and still accruing.

Net investment in finance leases consisted of the following:

	March 31, 2016	December 31, 2015
Minimum rents receivable	$64,322,873	$74,462,976
Estimated unguaranteed residual values	4,416,194	4,416,194
Initial direct costs	1,165,245	1,413,439
Unearned income	(19,566,325)	(23,081,115)
Net investment in finance leases	50,337,987	57,211,494
Less: current portion of net investment in finance leases	6,228,367	6,630,691
Net investment in finance leases, less current portion	$44,109,620	$50,580,803

Trucks and Trailers

On January 14, 2016, D&T Holdings, LLC (“D&T”) satisfied its remaining lease obligations by making a prepayment of $8,000,000. In addition, D&T exercised its option to repurchase all assets under the lease for $1, upon which title was transferred. As a result of the prepayment, we recognized finance income of approximately $1,400,000.

(5) Leased Equipment at Cost

Leased equipment at cost consisted of the following:

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

	March 31, 2016	December 31, 2015
Offshore oil field services equipment	$84,324,285	$84,324,285
Mining equipment	6,858,074	6,858,074
Leased equipment at cost	91,182,359	91,182,359
Less: accumulated depreciation	27,220,431	25,438,880
Leased equipment at cost, less accumulated depreciation	$63,961,928	$65,743,479

Depreciation expense was $1,781,551 and $1,752,600 for the three months ended March 31, 2016 and 2015, respectively.

(6) Vessels

The time charters for the Aegean Express and the Cebu Trader (f/k/a the Arabian Express), are scheduled to expire on July 28, 2016 and July 13, 2016, respectively. Depreciation expense was $80,344 and $428,849 for the three months ended March 31, 2016 and 2015, respectively.

(7) Investment in Joint Ventures

On December 22, 2011, a joint venture owned 25% by us and 75% by ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., an entity also managed by our Manager, made a $20,124,000 subordinated term loan to Jurong Aromatics Corporation Pte. Ltd. (“JAC”) as part of a $171,050,000 term loan facility. The loan initially bore interest at rates ranging between 12.5% and 15% per year and matures in January 2021. As a result of JAC’s failure to make an expected payment that was due to the joint venture during the three months ended March 31, 2015, the interest rate payable by JAC under the loan increased from 12.5% to 15.5%. The loan is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

On May 15, 2013, a joint venture owned 21% by us, 39% by ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and 40% by ICON ECI Fund Fifteen, L.P., each an entity also managed by our Manager, purchased a portion of a $208,038,290 subordinated credit facility for JAC from Standard Chartered Bank (“Standard Chartered”) for $28,462,500. The subordinated credit facility initially bore interest at rates ranging between 12.5% and 15% per year and matures in January 2021. As a result of JAC’s failure to make an expected payment that was due to the joint venture during the three months ended March 31, 2015, the interest rate payable by JAC under the facility increased from 12.5% to 15.5%. The subordinated credit facility is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex. Our initial contribution to the joint venture was $6,456,034.

During 2015, JAC experienced liquidity constraints as a result of a general economic slow-down in China and India, which led to lower demand from such countries, as well as the price decline of energy and other commodities. As a result, JAC’s manufacturing facility ceased operations and JAC was not able to service interest payments under the loan and facility. In addition, an expected tolling arrangement with JAC’s suppliers that would have allowed JAC’s manufacturing facility to resume operations did not commence in 2015 as originally anticipated. Discussions among the senior lenders and certain other stakeholders of JAC regarding a restructuring plan ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated. As a result, JAC entered receivership on September 28, 2015.

As a result of these factors, during the three months ended June 30, 2015, our Manager determined that there was doubt regarding the joint ventures’ ultimate collectability of the loan and facility and commenced recording credit losses. Commencing with the three months ended June 30, 2015 and on a quarterly basis thereafter, our Manager has reassessed the collectability of the loan and facility by considering the following factors, among others (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. During the year ended December 31, 2015, the joint ventures recorded an aggregate credit loss of $60,258,883 related to JAC based on our Manager’s quarterly collectability

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

analyses, of which our share was $14,010,881. To the extent there was an indication that (i) the underlying investment in JAC owned by the joint ventures may be impaired or (ii) our investment in the joint ventures may be impaired, our Manager assessed impairment under the equity method of accounting for our investment in the joint ventures and concluded that there was no impairment.

In January 2016, our Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Manager anticipates that a one-year tolling arrangement with JAC’s suppliers will be implemented during the first half of 2016 to allow JAC’s facility to recommence operations. Although our Manager believes that the marketability of JAC’s facility should improve if and when the facility recommences operations, our Manager does not anticipate that JAC will make any payments to the joint ventures while operating under the expected tolling arrangement. As of March 31, 2016, our Manager updated its quarterly assessment of the joint ventures’ ultimate collectability of the loan and facility and determined that there was no new additional material information that would warrant a change to the recoverable amount determined as of December 31, 2015. An additional credit loss may be recorded in future periods based upon future developments of the receivership process or if the joint ventures’ ultimate collectability of the loan and facility results in less of a recovery from its current estimate. For the three months ended March 31, 2016 and 2015, the joint ventures recognized finance income of $0 and $2,314,051, respectively, prior to the loan and facility being considered impaired. As of March 31, 2016 and December 31, 2015, the total net investment in notes receivable held by the joint ventures was $10,137,863, and our total investment in the joint ventures was $2,324,760 and $2,324,885, respectively.

(8) Non-Recourse Long-Term Debt

As of March 31, 2016 and December 31, 2015, we had the following non-recourse long-term debt:

Counterparty	March 31, 2016	December 31, 2015	Maturity	Rate
DVB Group Merchant Bank (Asia) Ltd.	$42,650,000	$43,770,000	2021-2022	5.04%-6.1225%
People's Capital and Leasing Corp.	3,815,848	4,279,520	2018	6.50%
Total principal outstanding on non-recourse long-term debt	46,465,848	48,049,520
Less: debt issuance costs	570,155	610,405
Total non-recourse long-term debt	45,895,693	47,439,115
Less: current portion of non-recourse long-term debt	6,166,692	6,205,639
Total non-recourse long-term debt, less current portion	$39,729,001	$41,233,476

All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of March 31, 2016 and December 31, 2015, the total carrying value of assets subject to non-recourse long-term debt was $86,144,173 and $87,131,546, respectively.

As of March 31, 2016, we were in compliance with the covenants related to our non-recourse long-term debt.

(9) Transactions with Related Parties

We paid distributions to our Manager of $75,757 and $113,231 for the three months ended March 31, 2016 and 2015, respectively. Our Manager’s interest in the net income attributable to us was $8,999 and $13,130 for the three months ended March 31, 2016 and 2015, respectively.

Fees and other expenses incurred by us to our Manager or its affiliates were as follows:

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

			Three Months Ended March 31,
Entity	Capacity	Description	2016	2015
ICON Capital, LLC	Manager	Management fees (1)	$237,548	$384,836
ICON Capital, LLC	Manager	Administrative expense reimbursements(1)	308,389	439,013
			$545,937	$823,849

(1)		Amount charged directly to operations.

At March 31, 2016 and December 31, 2015, we had a net payable due to our Manager and affiliates of $323,984 and $437,925, respectively, primarily related to administrative expense reimbursements.

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

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The estimated fair value of our fixed-rate non-recourse long-term debt and seller’s credits was based on the discounted value of future cash flows related to the debt and seller’s credits based on a discount rate derived from the margin at inception, adjusted for material changes in risk, plus the applicable fixed rate based on the current interest rate curve. The fair value of the principal outstanding on fixed-rate notes receivable was derived using discount rates ranging between 10.20% and 25.00% as of March 31, 2016. The fair value of the principal outstanding on fixed-rate non-recourse long-term debt and the seller’s credits was derived using discount rates ranging between 1.31% and 6.56% as of March 31, 2016.

	March 31, 2016
	Carrying	Fair Value
	Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$33,582,938	$34,151,807

Principal outstanding on fixed-rate non-recourse long-term debt	$46,465,848	$47,795,441

Seller's credits	$12,864,669	$13,618,878

(11) Commitments and Contingencies

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

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

In connection with certain debt obligations, we are required to maintain restricted cash accounts with certain banks. At March 31, 2016, we had restricted cash of $2,063,055, which is presented within other non-current assets in our consolidated balance sheets.

During 2008, ICON EAR, LLC (“ICON EAR”), a joint venture owned 55% by us and 45% by Fund Eleven, purchased and simultaneously leased semiconductor manufacturing equipment to Equipment Acquisition Resources, Inc. (“EAR”) for $15,729,500. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR seeking the recovery of the lease payments that the trustee alleged were fraudulently transferred from EAR to ICON EAR. The complaint also sought the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that ICON EAR received as security in connection with its investment. Our Manager filed an answer to the complaint that included certain affirmative defenses. Since that time, substantial discovery was completed. Given the risks, costs and uncertainty surrounding litigation in bankruptcy, our Manager engaged in mediation with the trustee to resolve this matter, which resulted in a tentative settlement in May 2016 subject to the execution of definitive documentation and bankruptcy court approval. The contemplated settlement will release all claims against ICON EAR, Fund Eleven and us for an estimated aggregate settlement payment of $3,100,000. As a result, we recorded our proportionate share of the estimated litigation settlement expense of $1,209,000 during the three months ended March 31, 2016.

Item 2.   Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Recent Significant Transaction

We engaged in the following significant transaction since December 31, 2015:

Trucks and Trailers

On January 14, 2016, D&T satisfied its remaining lease obligations by making a prepayment of $8,000,000. In addition, D&T exercised its option to repurchase all assets under the lease for $1, upon which title was transferred. As a result of the prepayment, we recognized finance income of approximately $1,400,000.

Recently Adopted Accounting Pronouncements

 In January 2015, FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which we adopted on January 1, 2016. The adoption of ASU 2015-01 did not have an effect on our consolidated financial statements as of and for the three months ended March 31, 2016.

In February 2015, FASB issued ASU 2015-02, Consolidation – Amendments to the Consolidation Analysis, which we adopted on January 1, 2016. The adoption of ASU 2015-02 did not have an effect on our consolidated financial statements as of and for the three months ended March 31, 2016.

In April 2015, FASB issued ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which we retrospectively adopted as of March 31, 2016. Consequently, we reclassified $610,405 of debt issuance costs from other non-current assets to non-recourse long-term debt, less current portion on our consolidated balance sheet at December 31, 2015.

Other Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which defers implementation of ASU 2014-09 by one year. ASU 2014-09 will become effective for us on January 1, 2018. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which will become effective for us on our fiscal year ending after December 31, 2016. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which will become effective for us on January 1, 2018. We are currently in the process of evaluating the impact of the adoption of ASU 2016-01 on our consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases,  which will become effective for us on January 1, 2019. We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In March 2016, FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting, which will become effective for us on January 1, 2017. The adoption of ASU 2016-07 is not expected to have a material effect on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2016 (the “2016 Quarter”) and 2015 (the “2015 Quarter”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	March 31, 2016		December 31, 2015
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Tanker vessels	$36,435,627	43%	$36,760,303	41%
Platform supply vessels	21,002,938	25%	21,002,939	23%
Mining equipment	13,902,359	17%	13,935,435	15%
Trailers	9,850,639	12%	9,842,336	11%
Lubricant manufacturing equipment	2,660,310	3%	2,668,887	3%
Transportation	-	-	6,515,755	7%
	$83,851,873	100%	$90,725,655	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During the 2016 Quarter and the 2015 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2016 Quarter	2015 Quarter
D&T Holdings, LLC	Transportation	39%	11%
Técnicas Maritimas Avanzadas, S.A de C.V.	Platform supply vessels	20%	23%
Siva Global Ships Limited	Tanker vessels	19%	21%
Blackhawk Mining, LLC	Mining equipment	13%	18%
		91%	73%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases and charters in our portfolio:

	March 31, 2016		December 31, 2015
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Offshore oil field services equipment	$59,617,242	86%	$60,964,665	85%
Vessels	5,639,656	8%	5,720,000	8%
Mining equipment	4,344,686	6%	4,778,814	7%
	$69,601,584	100%	$71,463,479	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost and our vessels as of each reporting date.

 During the 2016 Quarter and the 2015 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2016 Quarter	2015 Quarter
Swiber Holdings Limited	Offshore oil field services equipment	52%	52%
Pacific Crest Pte. Ltd.	Offshore oil field services equipment	33%	33%
Murray Energy Corporation	Mining equipment	15%	15%
		100%	100%

Revenue and other income for the 2016 Quarter and the 2015 Quarter is summarized as follows:

	Three Months Ended March 31,
	2016	2015	Change
Finance income	$3,817,565	$3,665,065	$152,500
Rental income	3,532,157	3,532,157	-
Time charter revenue	978,214	1,371,311	(393,097)
Income from investment in joint ventures	158,813	597,227	(438,414)
Total revenue and other income	$8,486,749	$9,165,760	$(679,011)

Total revenue and other income for the 2016 Quarter decreased $679,011, or 7.4%, as compared to the 2015 Quarter. The decrease was primarily due to decreases in (i) income from investment in joint ventures due to JAC’s loan and facility being considered impaired since the second quarter of 2015, which resulted in no income recognition during the 2016 Quarter and (ii) time charter revenue due to lower charter rates subsequent to the 2015 Quarter. These decreases were partially offset by an increase in finance income due to the prepayment by D&T during the 2016 Quarter, offset by reduced finance income due to several prepayments during 2015.

Expenses for the 2016 Quarter and the 2015 Quarter are summarized as follows:

	Three Months Ended March 31,
	2016	2015	Change
Management fees	$237,548	$384,836	$(147,288)
Administrative expense reimbursements	308,389	439,013	(130,624)
General and administrative	633,937	907,047	(273,110)
Interest	874,144	1,049,990	(175,846)
Depreciation	1,861,895	2,181,449	(319,554)
Credit loss, net	-	362,665	(362,665)
Vessel operating	954,294	1,496,656	(542,362)
Litigation expense	1,209,000	-	1,209,000
Total expenses	$6,079,207	$6,821,656	$(742,449)

Total expenses for the 2016 Quarter decreased $742,449, or 10.9%, as compared to the 2015 Quarter. The decrease was primarily due to decreases in (i) vessel operating expenses due to the dry docking expenses related to the Cebu Trader during the 2015 Quarter with no comparable expenses incurred in the 2016 Quarter, (ii) the credit loss reserve related to VAS Aero Services, LLC during the 2015 Quarter, of which there was no corresponding loss recorded during the 2016 Quarter, (iii) depreciation on the Aegean Express and the Cebu Trader after impairment losses were recorded during 2015, which resulted in a lower depreciable base, (iv) general and administrative expenses due to higher consulting fees and taxes incurred during the 2015 Quarter and (v) interest expense as a result of satisfying our non-recourse long-term debt related to Cenveo Corporation in relation to its prepayment subsequent to the 2015 Quarter. These decreases were partially offset by the recording of our share of an estimated settlement payment related to ICON EAR during the 2016 Quarter.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $476,513, from $1,031,122 in the 2015 Quarter to $1,507,635 in the 2016 Quarter. The increase was primarily due to the allocation of finance income recognized by our consolidated joint venture as a result of the prepayment by D&T during the 2016 Quarter.

Net Income Attributable to Fund Twelve

 As a result of the foregoing factors, net income attributable to us for the 2016 Quarter and the 2015 Quarter was $899,907 and $1,312,982, respectively. Net income attributable to us per weighted average additional share of limited liability company interests (“Share”) outstanding for the 2016 Quarter and the 2015 Quarter was $2.56 and $3.73, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2016 compared to December 31, 2015.

Total Assets

Total assets decreased $10,693,567, from $188,181,529 at December 31, 2015 to $177,487,962 at March 31, 2016. The decrease was primarily a result of the use of cash to pay distributions to our members and noncontrolling interests and to repay our non-recourse long-term debt during the 2016 Quarter. The decrease was partially offset by income generated from our investments during the 2016 Quarter.

Current Assets

Current assets decreased $1,921,593, from $22,423,057 at December 31, 2015 to $20,501,464 at March 31, 2016. The decrease was primarily a result of the use of cash to pay distributions to our members and noncontrolling interests and to repay our non-recourse long-term debt during the 2016 Quarter. The decrease was partially offset by cash generated from our investments during the 2016 Quarter.

Total Liabilities

Total liabilities decreased $908,998, from $62,493,259 at December 31, 2015 to $61,584,261 at March 31, 2016. The decrease was primarily due to the repayment of our non-recourse long-term debt and the payment of certain accrued liabilities during the 2016 Quarter. The decrease was partially offset by an accrual of our share of an estimated settlement payment related to ICON EAR during the 2016 Quarter.

Current Liabilities

Current liabilities increased $5,478,541, from $8,362,050 at December 31, 2015 to $13,840,591 at March 31, 2016. The increase was primarily due to the seller’s credit due to Swiber Holdings Limited, which is scheduled to be repaid by us in March 2017.

Equity

Equity decreased $9,784,569, from $125,688,270 at December 31, 2015 to $115,903,701 at March 31, 2016. The decrease was primarily due to distributions to our members and noncontrolling interests during the 2016 Quarter, partially offset by our net income during the 2016 Quarter.

Liquidity and Capital Resources

Summary

At March 31, 2016 and December 31, 2015, we had cash and cash equivalents of $5,528,097 and $8,404,092, respectively. Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of March 31, 2016, the cash reserve was $1,738,435. During our liquidation period, which commenced on May 1, 2014, we expect our main sources of cash will be from the collection of income and principal on our notes receivable and finance leases and proceeds from the sale of assets held directly by us or indirectly by our joint ventures and our main use of cash will be for distributions to our members and noncontrolling interests. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we meet our debt obligations, pay distributions to our members and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Cash Flows

Operating Activities

Cash provided by operating activities increased $6,146,920, from $4,747,859 in the 2015 Quarter to $10,894,779 in the 2016 Quarter. The increase was primarily due to an increase in the collection on finance leases as a result of the prepayment by D&T during the 2016 Quarter.

Investing Activities

Cash provided by investing activities decreased $5,647,658, from $5,652,667 in the 2015 Quarter to $5,009 in the 2016 Quarter. The decrease was primarily due to a decrease in principal received due to prepayments of several notes receivable during or subsequent to the 2015 Quarter.

Financing Activities

Cash used in financing activities decreased $1,507,352, from $15,283,135 in the 2015 Quarter to $13,775,783 in the 2016 Quarter. The decrease was primarily due to a decrease in distributions to our members, partially offset by an increase in distributions to our noncontrolling interests during the 2016 Quarter as compared to the 2015 Quarter.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at March 31, 2016 and December 31, 2015 of $45,895,693 and $47,439,115, respectively. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of March 31, 2016 and December 31, 2015, the total carrying value of assets subject to non-recourse long-term debt was $86,144,173 and $87,131,546, respectively.

At March 31, 2016, we were in compliance with all covenants related to our non-recourse long-term debt.

Distributions

We, at our Manager’s discretion, paid monthly distributions to each of our additional members beginning with the first month after each such member’s admission through the end of our operating period, which was April 30, 2014. We paid distributions of $75,757, $7,499,945 and $4,616,409 to our Manager, additional members and noncontrolling interests, respectively, during the 2016 Quarter. During our liquidation period, we have paid and will continue to pay distributions in accordance with the terms our LLC Agreement. We expect that distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments.

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

In connection with certain debt obligations, we are required to maintain restricted cash accounts with certain banks. At March 31, 2016, we had restricted cash of $2,063,055, which is presented within other non-current assets in our consolidated balance sheets.

During 2008, ICON EAR purchased and simultaneously leased semiconductor manufacturing equipment to EAR for $15,729,500. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR seeking the recovery of the lease payments that the trustee alleged were fraudulently transferred from EAR to ICON EAR. The complaint also sought the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that ICON EAR received as security in connection with its investment. Our Manager filed an answer to the complaint that included certain affirmative defenses. Since that time, substantial discovery was completed. Given the risks, costs and uncertainty surrounding litigation in bankruptcy, our Manager engaged in mediation with the trustee to resolve this matter, which resulted in a tentative settlement in May 2016 subject to the execution of definitive documentation and bankruptcy court approval. The contemplated settlement will release all claims against ICON EAR, Fund Eleven and us for an estimated aggregate settlement payment of $3,100,000. As a result, we recorded our proportionate share of the estimated litigation settlement expense of $1,209,000 during the three months ended March 31, 2016.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2016, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or repurchase any Shares during the three months ended March 31, 2016.

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

May 19, 2016

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap Managing Director
(Principal Financial and Accounting Officer)