Form 10-Q
period 2016-06-30
ICON LEASING FUND TWELVE, LLC
filed 2016-08-11
CIK 1377848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2016

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53189

ICON Leasing Fund Twelve, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5651009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

Number of outstanding shares of limited liability company interests of the registrant on August 5, 2016 is 348,335.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,661,736	$8,404,092
Current portion of net investment in notes receivable	5,274,948	4,102,738
Current portion of net investment in finance leases	6,452,575	6,630,691
Other current assets	4,747,685	3,285,536
Total current assets	33,136,944	22,423,057
Non-current assets:
Net investment in notes receivable, less current portion	28,238,663	29,411,423
Net investment in finance leases, less current portion	42,403,928	50,580,803
Leased equipment at cost (less accumulated depreciation of
$29,001,379 and $25,438,880, respectively)	56,962,337	65,743,479
Assets held for sale	5,542,613	-
Vessels (less accumulated depreciation of $2,683,605)	-	5,720,000
Investment in joint ventures	-	12,233,856
Other non-current assets	2,036,725	2,068,911
Total non-current assets	135,184,266	165,758,472
Total assets	$168,321,210	$188,181,529
Liabilities and Equity
Current liabilities:
Current portion of non-recourse long-term debt	$6,142,918	$6,205,639
Deferred revenue	138,200	158,988
Due to Manager and affiliates, net	96,865	437,925
Accrued expenses and other current liabilities	2,282,673	1,559,498
Current portion of seller's credit	5,000,000	-
Total current liabilities	13,660,656	8,362,050
Non-current liabilities:
Non-recourse long-term debt, less current portion	38,200,610	41,233,476
Seller's credits	7,983,378	12,747,733
Other non-current liabilities	150,000	150,000
Total non-current liabilities	46,333,988	54,131,209
Total liabilities	59,994,644	62,493,259
Commitments and contingencies (Note 11)
Equity:
Members’ equity:
Additional members	95,232,010	103,518,658
Manager	(2,149,365)	(2,065,662)
Total members’ equity	93,082,645	101,452,996
Noncontrolling interests	15,243,921	24,235,274
Total equity	108,326,566	125,688,270
Total liabilities and equity	$168,321,210	$188,181,529

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue and other income:
Finance income	$2,297,331	$3,498,451	$6,114,896	$7,163,516
Rental income	3,532,158	3,532,158	7,064,315	7,064,315
Time charter revenue	1,055,043	1,593,787	2,033,257	2,965,098
Loss from investment in joint ventures	(2,077,608)	(7,279,778)	(1,918,795)	(6,682,551)
Gain on sale of investment in joint venture	2,012,669	-	2,012,669	-
Total revenue and other income	6,819,593	1,344,618	15,306,342	10,510,378
Expenses:
Management fees	454,661	319,464	692,209	704,300
Administrative expense reimbursements	310,146	312,286	618,535	751,299
General and administrative	709,047	616,048	1,342,984	1,523,095
Interest	850,484	1,030,421	1,724,628	2,080,411
Depreciation	1,877,991	2,181,075	3,739,886	4,362,524
Credit loss, net	-	4,486,313	-	4,848,978
Impairment loss	5,218,643	-	5,218,643	-
Vessel operating	909,952	924,100	1,864,246	2,420,756
Litigation expense	-	-	1,209,000	-
Total expenses	10,330,924	9,869,707	16,410,131	16,691,363
Net loss	(3,511,331)	(8,525,089)	(1,103,789)	(6,180,985)
Less: net (loss) income attributable to noncontrolling interests	(4,342,092)	1,079,066	(2,834,457)	2,110,188
Net income (loss) attributable to Fund Twelve	$830,761	$(9,604,155)	$1,730,668	$(8,291,173)

Net income (loss) attributable to Fund Twelve allocable to:
Additional members	$822,453	$(9,508,113)	$1,713,361	$(8,208,261)
Manager	8,308	(96,042)	17,307	(82,912)
	$830,761	$(9,604,155)	$1,730,668	$(8,291,173)
Weighted average number of additional shares of limited liability
company interests outstanding	348,335	348,335	348,335	348,335
Net income (loss) attributable to Fund Twelve per weighted average
additional share of limited liability company interests outstanding	$2.36	$(27.30)	$4.92	$(23.56)

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional
	Shares of
	Limited Liability			Total
	Company	Additional		Members'	Noncontrolling	Total
	Interests	Members	Manager	Equity	Interests	Equity
Balance, December 31, 2015	348,335	$103,518,658	$(2,065,662)	$101,452,996	$24,235,274	$125,688,270
Net income	-	890,908	8,999	899,907	1,507,635	2,407,542
Distributions	-	(7,499,945)	(75,757)	(7,575,702)	(4,616,409)	(12,192,111)
Balance, March 31, 2016 (unaudited)	348,335	96,909,621	(2,132,420)	94,777,201	21,126,500	115,903,701
Net income (loss)	-	822,453	8,308	830,761	(4,342,092)	(3,511,331)
Distributions	-	(2,500,064)	(25,253)	(2,525,317)	(1,540,487)	(4,065,804)
Balance, June 30, 2016 (unaudited)	348,335	$95,232,010	$(2,149,365)	$93,082,645	$15,243,921	$108,326,566

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,103,789)	$(6,180,985)
Adjustments to reconcile net loss to net cash provided by operating activities:
Finance income	(3,913,771)	(3,567,083)
Gain on sale of investment in joint venture	(2,012,669)	-
Loss from investment in joint ventures	1,918,795	6,682,551
Depreciation	3,739,886	4,362,524
Interest expense from amortization of debt financing costs	78,974	90,591
Net accretion of seller's credits	235,645	220,608
Impairment loss	5,218,643	-
Credit loss, net	-	4,848,978
Changes in operating assets and liabilities:
Collection on finance leases	12,269,312	8,243,952
Other assets	(1,429,963)	(1,609,546)
Accrued expenses and other current liabilities	723,175	(1,221,252)
Deferred revenue	(20,788)	(40,788)
Due to Manager and affiliates, net	(341,060)	(2,772,013)
Distributions from joint ventures	264,140	57,017
Net cash provided by operating activities	15,626,530	9,114,554
Cash flows from investing activities:
Proceeds from sale of investment in joint venture	12,067,099	-
Proceeds from exercise of purchase options	-	144,521
Investment in joint ventures	(8,784)	(10,513)
Distributions received from joint ventures in excess of profits	5,275	446,308
Principal received on notes receivable	-	6,870,858
Net cash provided by investing activities	12,063,590	7,451,174
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(3,174,561)	(3,579,912)
Investment by noncontrolling interests	-	57,826
Distributions to noncontrolling interests	(6,156,896)	(3,805,649)
Distributions to members	(10,101,019)	(17,701,866)
Net cash used in financing activities	(19,432,476)	(25,029,601)
Net increase (decrease) in cash and cash equivalents	8,257,644	(8,463,873)
Cash and cash equivalents, beginning of period	8,404,092	15,410,563
Cash and cash equivalents, end of period	$16,661,736	$6,946,690

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,430,260	$1,759,616

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2016

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

June 30, 2016

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

Recently Adopted Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items.  We adopted ASU 2015-01 on January 1, 2016, which did not have an effect on our consolidated financial statements.

In February 2015, FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis (“ASU 2015-02”), which modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis by reducing the frequency of application of related party guidance and excluding certain fees in the primary beneficiary determination. We adopted ASU 2015-02 on January 1, 2016, which did not have an effect on our consolidated financial statements.

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

June 30, 2016

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

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”), which modifies the measurement of credit losses by eliminating the probable initial recognition threshold set forth in current guidance, and instead reflects an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will apply the amendments within ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The adoption of ASU 2016-13 becomes effective for us on January 1, 2020, including interim periods within that reporting period. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

(3)  Net Investment in Notes Receivable

As of June 30, 2016 and December 31, 2015, we had no net investment in notes receivable on non-accrual status.

As of June 30, 2016, our net investment in note receivable and accrued interest related to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”) totaled $21,002,938 and $4,283,308, respectively, of which an aggregate of $5,624,880 was over 90 days past due. As of December 31, 2015, our net investment in note receivable and accrued interest related to TMA totaled $21,002,938 and $2,767,269, respectively, of which an aggregate of $3,137,479 was over 90 days past due. TMA is in technical default due to its failure to cause all four platform supply vessels to be under

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

contract by March 31, 2015 and in payment default while available cash has been swept by the senior lender and applied to the senior tranche of the facility (the “Senior Loan”) in accordance with the secured term loan credit facility agreement. Interest on our tranche of the facility (the “ICON Loan”) is currently being capitalized. While our note receivable has not been paid in accordance with the secured term loan credit facility agreement, our collateral position has been strengthened as the principal balance of the Senior Loan was paid down at a faster rate. Based on, among other things, TMA’s payment history and collateral value as of June 30, 2016, our Manager continues to believe that all contractual interest and outstanding principal payments under the ICON Loan are collectible. As a result, we continue to account for our net investment in note receivable related to TMA on an accrual basis despite a portion of the outstanding balance being over 90 days past due. In January 2016, the remaining two previously unchartered vessels had commenced employment. As a result, our Manager is currently engaged in discussions with the senior lender and TMA to amend the facility and expects that payments to us will recommence in the near future.

Net investment in notes receivable consisted of the following:

	June 30, 2016	December 31, 2015
Principal outstanding	$33,582,938	$33,582,938
Initial direct costs	93,235	115,533
Deferred fees	(162,562)	(184,310)
Net investment in notes receivable	33,513,611	33,514,161
Less: current portion of net investment in notes receivable	5,274,948	4,102,738
Net investment in notes receivable, less current portion	$28,238,663	$29,411,423

There was no allowance for credit loss as of June 30, 2016 and December 31, 2015. There were no related activities during the three and six months ended June 30, 2016.

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

(4) Net Investment in Finance Leases

As of June 30, 2016 and December 31, 2015, we had no net investment in finance leases on non-accrual status and no net investment in finance leases that was past due 90 days or more and still accruing.

Net investment in finance leases consisted of the following:

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

	June 30, 2016	December 31, 2015
Minimum rents receivable	$61,711,501	$74,462,976
Estimated guaranteed residual values	4,316,144	4,416,194
Initial direct costs	1,079,356	1,413,439
Unearned income	(18,250,498)	(23,081,115)
Net investment in finance leases	48,856,503	57,211,494
Less: current portion of net investment in finance leases	6,452,575	6,630,691
Net investment in finance leases, less current portion	$42,403,928	$50,580,803

Trucks and Trailers

On January 14, 2016, D&T Holdings, LLC (“D&T”) satisfied its remaining lease obligations by making a prepayment of $8,000,000. In addition, D&T exercised its option to repurchase all assets under the lease for $1, upon which title was transferred. As a result of the prepayment, we recognized finance income of approximately $1,400,000.

(5) Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	June 30, 2016	December 31, 2015
Offshore oil field services equipment	$79,105,642	$84,324,285
Mining equipment	6,858,074	6,858,074
Leased equipment at cost	85,963,716	91,182,359
Less: accumulated depreciation	29,001,379	25,438,880
Leased equipment at cost, less accumulated depreciation	$56,962,337	$65,743,479

Depreciation expense was $1,780,948 and $3,562,499 for the three and six months ended June 30, 2016, respectively. Depreciation expense was $1,752,225 and $3,504,825 for the three and six months ended June 30, 2015, respectively.

On March 24, 2009, we and Swiber Engineering Ltd. (“Swiber”) entered into a joint venture owned 51% by us and 49% by Swiber for the purpose of purchasing a 300-man accommodation and work barge, the Swiber Chateau (f/k/a the Swiber Victorious). Simultaneously with the purchase, the barge was chartered to Swiber Offshore Marine Pte. Ltd., an affiliate of Swiber (“Swiber Offshore”), for 96 months. The Swiber Chateau was purchased for $42,500,000, which was funded by (i) a $19,125,000 equity investment from us, (ii) an $18,375,000 contribution-in-kind by Swiber and (iii) a $5,000,000 subordinated, non-recourse and unsecured payable from Swiber. The payable bears interest at 3.5% per year and is recorded within seller’s credits on our consolidated balance sheets.  If a default occurs under the charter, the joint venture will not be required to pay to Swiber principal and interest outstanding under the payable.  Swiber Holdings Ltd. (“Swiber Holdings”), the parent company of Swiber and Swiber Offshore (together with Swiber and Swiber Offshore, the “Swiber Group”), guarantees the payment and performance obligations of Swiber Offshore and its affiliates under all transaction documents.

During the three months ended June 30, 2016, we obtained a third-party appraisal indicating that the fair market value of the vessel as of June 27, 2016 was $17,875,000, which is below the net carrying value. As a result, we performed an impairment test on the vessel. Based on such test, we recorded an impairment loss of $5,218,643 during the three months ended June 30, 2016. Pursuant to the joint venture’s operating agreement, in the event that, among other things, (i) there is a default by Swiber Offshore under the charter, or (ii) the fair market value of the vessel is less than $21,000,000, all of Swiber’s interests in the distributions, net cash flow, net profits and net proceeds resulting from the joint venture will be subordinate to our rights in such distributions, net cash flow, net profits and net proceeds until such time that we have received in distribution the return of the full amount of our contribution to the joint venture and a return at a monthly compounded rate equal to 15.51% per year.  As the current fair market value of the vessel is less than $21,000,000, our Manager concluded that, commencing June 27, 2016, Swiber’s rights to the distributions, net cash flow, net profits and net proceeds are subordinated and Swiber should incur first loss resulting from the joint venture until we achieve our return described above. Accordingly, the impairment loss

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

recorded as of June 30, 2016 of $5,218,643 was allocated entirely to Swiber, the non-controlling interest holder. As a result, the impairment had no impact on the net income attributable to us for the three and six months ended June 30, 2016. Subsequently, Swiber Offshore also failed to make its monthly charter payments to the joint venture for July and August 2016.

On July 27, 2016, Swiber Holdings filed a petition in Singapore to wind up and liquidate the company. On July 29, 2016, Swiber Holdings withdrew its petition for winding up and liquidation and submitted an application for court-supervised judicial management. We are currently in the process of evaluating our rights and remedies under all applicable transaction documents entered into with the Swiber Group as well as under all relevant Singapore judicial management and insolvency laws.

(6) Vessels/Assets Held for Sale

As of December 31, 2015, our total investment in vessels was $5,720,000. As of June 30, 2016, the Aegean Express and the Cebu Trader (f/k/a the Arabian Express) met the criteria to be classified as assets held for sale on our consolidated balance sheets resulting in a reclassification from vessels to assets held for sale. We currently have multiple offers from unaffiliated third parties to purchase the vessels. No further depreciation will be recorded on the vessels while they are classified as assets held for sale. The Aegean Express and the Cebu Trader are currently on time charters through January 28, 2017 and November 14, 2016, respectively, subject to the charterers’ option to redeliver the vessels at any time upon 20 days’ prior notice. If and when the sale transactions are completed, we expect that the time charters will be assumed by the purchaser and continued by the charterers. Depreciation expense was $97,043 and $177,387 for the three and six months ended June 30, 2016, respectively. Depreciation expense was $428,850 and $857,699 for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2016, pre-tax income (loss) associated with the vessels was $45,904 and $(11,421), respectively. For the three and six months ended June 30, 2015, pre-tax income (loss) associated with the vessels was $240,838 and $(316,167), respectively.

(7) Investment in Joint Ventures

On December 22, 2011, ICON Mauritius MI, LLC (“ICON Mauritius MI”), a joint venture owned 25% by us and 75% by ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), an entity also managed by our Manager, made a $20,124,000 subordinated term loan to Jurong Aromatics Corporation Pte. Ltd. (“JAC”) as part of a $171,050,000 term loan facility. The loan initially bore interest at rates ranging between 12.5% and 15% per year and matures in January 2021. As a result of JAC’s failure to make an expected payment that was due to the joint venture during the three months ended March 31, 2015, the interest rate payable by JAC under the loan increased from 12.5% to 15.5%. The loan is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

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

June 30, 2016

(unaudited)

facilities as part of the broader restructuring that was being contemplated. As a result, JAC entered receivership on September 28, 2015.

As a result of these factors, during the three months ended June 30, 2015, our Manager determined that there was doubt regarding the joint ventures’ ultimate collectability of the loan and facility and commenced recording credit losses. During the three months ended June 30, 2015, the joint ventures recorded a total credit loss of $33,264,710, of which our share was $7,834,118. Commencing with the three months ended June 30, 2015 and on a quarterly basis thereafter, our Manager has reassessed the collectability of the loan and facility by considering the following factors, among others (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. During the year ended December 31, 2015, the joint ventures recorded an aggregate credit loss of $60,258,883 related to JAC based on our Manager’s quarterly collectability analyses, of which our share was $14,010,881. Our Manager also assessed impairment under the equity method of accounting for our investment in the joint ventures and concluded that there was no impairment.

In January 2016, our Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Manager anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s facility to recommence operations. In July 2016, the tolling arrangement was finally implemented and the manufacturing facility resumed operations. Although our Manager believes that the marketability of JAC’s facility should improve now that it has recommenced operations, our Manager does not anticipate that JAC will make any payments to the joint ventures while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, that could be up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Manager determined that the joint ventures’ ultimate collectability of the loan and facility was further in doubt. As of June 30, 2016, our Manager updated its quarterly assessment by considering (i) a comparable enterprise value derived from EBITDA multiples; (ii) the average trading price of unsecured distressed debt in comparable industries and (iii) the additional senior debt incurred by JAC, which has priority over the joint ventures’ loan and facility. Based upon this reassessment, our Manager determined that the joint ventures should fully reserve the outstanding balance of the loan and facility due from JAC as of June 30, 2016. As a result, the joint ventures recorded an additional total credit loss of $10,137,863 for the three months ended June 30, 2016, of which our share was $2,319,835.  The joint ventures did not recognize finance income for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2015, the joint ventures recognized finance income of $0 and $2,314,051, respectively, prior to the loan and facility being considered impaired. As of June 30, 2016 and December 31, 2015, the total net investment in notes receivable held by the joint ventures was $0 and $10,137,863, respectively, and our total investment in the joint ventures was $0 and $2,324,885, respectively.

Information as to the results of operations of ICON Mauritius MI is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$-	$-	$-	$1,161,471
Net loss	$(4,794,545)	$(15,922,160)	$(4,795,045)	$(14,946,710)
Our share of net loss	$(1,199,703)	$(4,063,388)	$(1,199,828)	$(3,825,860)

As of June 30, 2016 and December 31, 2015, our investment in ICON Mauritius MI was $0 and $1,194,918, respectively.

Information as to the results of operations of ICON Mauritius MI II is summarized as follows:

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$-	$-	$-	$1,152,580
Net loss	$(5,399,196)	$(17,343,365)	$(5,399,196)	$(16,200,511)
Our share of net loss	$(1,133,840)	$(3,759,965)	$(1,133,840)	$(3,528,975)

As of June 30, 2016 and December 31, 2015, our investment in ICON Mauritius MI II was $0 and $1,129,967, respectively.

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON AET Holdings, LLC (“ICON AET”), a joint venture owned 25% by us and 75% by Fund Fourteen, for net sales proceeds of $48,798,058.  As a result, we recorded a gain on sale of investment joint venture of $2,012,669.

Information as to the results of operations of ICON AET is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$3,564,460	$4,717,667	$8,282,126	$9,435,334
Net income	$1,032,745	$1,858,594	$1,679,328	$2,488,068
Our share of net income	$255,935	$461,274	$414,206	$615,268

(8) Non-Recourse Long-Term Debt

As of June 30, 2016 and December 31, 2015, we had the following non-recourse long-term debt:

Counterparty	June 30, 2016	December 31, 2015	Maturity	Rate
DVB Group Merchant Bank (Asia) Ltd.	$41,565,000	$43,770,000	2021-2022	5.04%-6.1225%
People's Capital and Leasing Corp.	3,309,959	4,279,520	2018	6.50%
Total principal outstanding on non-recourse long-term debt	44,874,959	48,049,520
Less: debt issuance costs	531,431	610,405
Total non-recourse long-term debt	44,343,528	47,439,115
Less: current portion of non-recourse long-term debt	6,142,918	6,205,639
Total non-recourse long-term debt, less current portion	$38,200,610	$41,233,476

All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of June 30, 2016 and December 31, 2015, the total carrying value of assets subject to non-recourse long-term debt was $84,033,281 and $87,131,546, respectively.

As of June 30, 2016, we were in compliance with the covenants related to our non-recourse long-term debt.

(9) Transactions with Related Parties

We paid distributions to our Manager of $25,253 and $63,788 for the three months ended June 30, 2016 and 2015, respectively. We paid distributions to our Manager of $101,010 and $177,019 for the six months ended June 30, 2016 and 2015, respectively. Additionally, our Manager’s interest in the net income (loss) attributable to us was $8,308 and $(96,042) for the three months ended June 30, 2016 and 2015, respectively. Our Manager’s interest in the net income (loss) attributable to us was $17,307 and $(82,912) for the six months ended June 30, 2016 and 2015, respectively.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

Fees and other expenses incurred by us to our Manager or its affiliates were as follows:

			Three Months Ended		Six Months Ended
			June 30,		June 30,
Entity	Capacity	Description	2016	2015	2016	2015
ICON Capital, LLC	Manager	Management fees (1)	$454,661	$319,464	$692,209	$704,300
ICON Capital, LLC	Manager	Administrative expense
		reimbursements(1)	310,146	312,286	618,535	751,299
			$764,807	$631,750	$1,310,744	$1,455,599

(1)		Amount charged directly to operations.

At June 30, 2016 and December 31, 2015, we had a net payable due to our Manager and affiliates of $96,865 and $437,925, respectively, primarily related to administrative expense reimbursements.

During the three months ended June 30, 2016, we sold our interests in a certain joint venture to an unaffiliated third party. In connection with the sale, the third party required that an affiliate of our Manager provides bookkeeping and administrative services related to such asset for a fee.

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

The following table summarizes the valuation of our material non-financial assets  measured at fair value on a nonrecurring basis, which is presented as of the date the impairment was recorded, while the carrying value of the asset is presented as of June 30, 2016:

					Impairment loss
	Carrying Value at	Fair Value at Impairment Date			for the Three Months Ended
	June 30, 2016	Level 1	Level 2	Level 3	June 30, 2016
Leased equipment at cost	$17,875,000	$-	$-	$17,875,000	$5,218,643

During the three months ended June 30, 2016, we identified impairment indicators and measured our leased equipment at cost related to the Swiber Chateau for impairment purposes. The estimated fair value of such leased equipment at cost was based on an independent third-party valuation using a combination of the cost and sales comparison approach. The estimated fair value related to the Swiber Chateau was based on inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3.

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

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

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The estimated fair value of our fixed-rate non-recourse long-term debt and seller’s credits was based on the discounted value of future cash flows related to the debt and seller’s credits based on a discount rate derived from the margin at inception, adjusted for material changes in risk, plus the applicable fixed rate based on the current interest rate curve. The fair value of the principal outstanding on our fixed-rate notes receivable was derived using discount rates ranging between 10.20% and 25.00% as of June 30, 2016. The fair value of the principal outstanding on our fixed-rate non-recourse long-term debt and seller’s credits was derived using discount rates ranging between 1.22% and 6.46% as of June 30, 2016.

	June 30, 2016
	Carrying	Fair Value
	Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$33,582,938	$34,886,274

Principal outstanding on fixed-rate non-recourse long-term debt	$44,874,959	$46,469,936

Seller's credits	$12,983,378	$13,826,076

(11) Commitments and Contingencies

At the time we acquire or divest of our interest in an equipment lease or other financing transaction, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. Our Manager believes that any liability of ours that may arise as a result of any such indemnification obligations may or may not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

In connection with certain debt obligations, we are required to maintain restricted cash accounts with certain banks. At June 30, 2016, we had restricted cash of $2,036,523, which is presented within other non-current assets in our consolidated balance sheets.

During 2008, ICON EAR, LLC (“ICON EAR”), a joint venture owned 55% by us and 45% by Fund Eleven, purchased and simultaneously leased semiconductor manufacturing equipment to Equipment Acquisition Resources, Inc. (“EAR”) for $15,729,500. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR seeking the recovery of the lease payments that the trustee alleged were fraudulently transferred from EAR to ICON EAR. The complaint also sought the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that ICON EAR received as security in connection with its investment. Our Manager filed an answer to the complaint that included certain affirmative defenses. Since that time, substantial discovery was completed. Given the risks, costs and uncertainty surrounding litigation in bankruptcy, our Manager engaged in mediation with the trustee to resolve this matter, which resulted in a tentative settlement in May 2016 subject to bankruptcy court approval. On July 5, 2016, the U.S. Bankruptcy Court approved the settlement. The

ICON Leasing Fund Twelve, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

settlement released all claims against ICON EAR, Fund Eleven and us for an aggregate settlement payment of $3,100,000. As a result, we recorded our proportionate share of the litigation settlement expense of $1,209,000 during the three months ended March 31, 2016. The settlement amount was paid on July 15, 2016.

(12) Subsequent Event

On August 9, 2016, Premier Trailer Leasing, Inc. (“Premier Trailer”) satisfied its obligations in connection with a secured term loan scheduled to mature on September 24, 2020 by making a prepayment of $10,327,777.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2015:

Trucks and Trailers

On January 14, 2016, D&T satisfied its remaining lease obligations by making a prepayment of $8,000,000. In addition, D&T exercised its option to repurchase all assets under the lease for $1, upon which title was transferred. As a result of the prepayment, we recognized finance income of approximately $1,400,000.

Marine Vessels

On March 24, 2009, we and Swiber entered into a joint venture owned 51% by us and 49% by Swiber for the purpose of purchasing the Swiber Chateau. During the three months ended June 30, 2016, we obtained a third-party appraisal indicating that the fair market value of the vessel as of June 27, 2016 was $17,875,000, which is below the net carrying value. As a result, we performed an impairment test on the vessel. Based on such test, we recorded an impairment loss of $5,218,643 during the three months ended June 30, 2016. Pursuant to the joint venture’s operating agreement, in the event that, among other things, (i) there is a default by Swiber Offshore under the charter, or (ii) the fair market value of the vessel is less than $21,000,000, all of Swiber’s interests in the distributions, net cash flow, net profits and net proceeds resulting from the joint venture will be subordinate to our rights in such distributions, net cash flow, net profits and net proceeds until such time that we have received in distribution the return of the full amount of our contribution to the joint venture and a return at a monthly compounded rate equal to 15.51% per year.  As the current fair market value of the vessel is less than $21,000,000, our Manager concluded that, commencing June 27, 2016, Swiber’s rights to the distributions, net cash flow, net profits and net proceeds are subordinated and Swiber should incur first loss resulting from the joint venture until we achieve our return described above. Accordingly, the impairment loss recorded as of June 30, 2016 of $5,218,643 was allocated entirely to Swiber, the non-controlling interest holder. As a result, the impairment had no impact on the net income attributable to us for the three and six months ended June 30, 2016. Subsequently, Swiber Offshore also failed to make its monthly charter payments to the joint venture for July and August 2016.

On July 27, 2016, Swiber Holdings filed a petition in Singapore to wind up and liquidate the company. On July 29, 2016, Swiber Holdings withdrew its petition for winding up and liquidation and submitted an application for court-supervised judicial management. We are currently in the process of evaluating our rights and remedies under all applicable transaction documents entered into with the Swiber Group as well as under all relevant Singapore judicial management and insolvency laws.

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON AET, a joint venture owned 25% by us, for net sales proceeds of $48,798,058. As a result, we recorded a gain on sale of investment in joint venture of 2,012,669.

Notes Receivable

In connection with our investment in joint ventures related to JAC, in January 2016, our Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Manager anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s facility to recommence operations. In July 2016, the tolling arrangement was finally implemented and the manufacturing facility resumed operations. Although our Manager believes that the marketability of JAC’s facility should improve now that it has recommenced operations, our Manager does not anticipate that JAC will make any payments to the joint ventures while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, that could be up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Manager determined that the joint ventures’ ultimate collectability of the loan and facility was further in doubt. As of June 30, 2016, our Manager updated its quarterly assessment by considering (i) a comparable enterprise value derived from EBITDA multiples; (ii) the average trading price of unsecured distressed debt in comparable industries and (iii) the additional senior debt incurred by JAC, which has priority over the joint ventures’ loan and facility. Based upon this reassessment, our Manager determined that the joint ventures should fully reserve the outstanding balance of the loan and facility due from JAC as of June 30, 2016. As a result, the joint ventures recorded an additional total credit loss of $10,137,863 for the three months ended June 30, 2016, of which our share was $2,319,835.  The joint ventures did not recognize finance income for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2015, the joint ventures recognized finance income of $0 and $2,314,051, respectively, prior to the loan and facility being considered impaired. As of June 30, 2016 and December 31, 2015, the total net investment in notes receivable held by the joint ventures was $0 and $10,137,863, respectively, and our total investment in the joint ventures was $0 and $2,324,885, respectively.

Subsequent Event

On August 9, 2016, Premier Trailer satisfied its obligations in connection with a secured term loan scheduled to mature on September 24, 2020 by making a prepayment of $10,327,777.

Recently Adopted Accounting Pronouncements

 In January 2015, FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which we adopted on January 1, 2016. The adoption of ASU 2015-01 did not have an effect on our consolidated financial statements.

In February 2015, FASB issued ASU 2015-02, Consolidation – Amendments to the Consolidation Analysis, which we adopted on January 1, 2016. The adoption of ASU 2015-02 did not have an effect on our consolidated financial statements.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which will become effective for us on January 1, 2020. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2016 (the “2016 Quarter”) and 2015 (the “2015 Quarter”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	June 30, 2016		December 31, 2015
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Tanker vessels	$36,112,707	44%	$36,760,303	41%
Platform supply vessels	21,002,938	26%	21,002,939	23%
Mining equipment	12,743,795	15%	13,935,435	15%
Trailers	9,858,942	12%	9,842,336	11%
Lubricant manufacturing equipment	2,651,732	3%	2,668,887	3%
Transportation	-	-	6,515,755	7%
	$82,370,114	100%	$90,725,655	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During the 2016 Quarter and the 2015 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2016 Quarter	2015 Quarter
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	32%	24%
Siva Global Ships Limited	Tanker vessels	32%	22%
Blackhawk Mining, LLC	Mining equipment	20%	18%
Premier Trailer Leasing, Inc.	Trailers	11%	9%
D&T Holdings, LLC	Transportation	-	11%
		95%	84%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

During the year ended December 31, 2014, VAS Aero Services, LLC (“VAS”) experienced financial hardship resulting in its failure to make the final monthly payment under the secured term loan as well as the balloon payment due on the October 6, 2014 maturity date. Accordingly, the loan was placed on non-accrual status and a credit loss was recorded. In March 2015, the 90-day standstill period provided for in the VAS loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continued to charge VAS forbearance fees. Although discussions among the parties were still ongoing, these factors resulted in our Manager making a determination to record an additional credit loss reserve of $362,665 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. The forced liquidation value of the collateral was primarily based on a third-party appraisal using a sales comparison approach. On July 23, 2015, we sold all of our interest in the loan to GB Loan, LLC (“GB”) for $268,975. As a result, we recorded an additional credit loss of $334,719 and wrote off the credit loss reserve and corresponding balance of the loan of $1,329,370 during the 2015 Quarter. No finance income was recognized since the date the loan was considered impaired during the three months ended December 31, 2014. Accordingly, no finance income was recognized for the 2015 Quarter.

On May 12, 2015, Patriot Coal Corporation (“Patriot Coal”) commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court for the Eastern District of Virginia. On July 24, 2015, Patriot Coal notified us that it was terminating the lease prior to its August 1, 2015 expiration date and that it would not be making the balloon payment of $4,866,000 due at the end of the lease term. After extensive negotiations, we agreed with Patriot Coal to extend the term of the lease by one month and to reduce the balloon payment to $700,000, subject to the bankruptcy court’s approval. As a result, the finance lease was placed on non-accrual status and a credit loss of $4,151,594 was recorded during the 2015 Quarter. For the 2015 Quarter, we recognized no finance income. After obtaining the bankruptcy court’s approval, our bankruptcy claim against Patriot Coal was strengthened from an unsecured to an administrative claim. In August 2015, title to the leased equipment was transferred to Patriot Coal upon our receipt of the additional lease payment and the reduced balloon payment.

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases and charters in our portfolio:

	June 30, 2016		December 31, 2015
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Offshore oil field services equipment	$53,051,779	85%	$60,964,665	85%
Assets held for sale (1)	5,542,613	9%	-	-
Mining equipment	3,910,558	6%	4,778,814	7%
Vessels (1)	-	-	5,720,000	8%
	$62,504,950	100%	$71,463,479	100%
(1) The Aegean Express and the Cebu Trader, each a container vessel, were reclassified from vessels to assets held for sale at June 30, 2016.

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost, vessels and assets held for sale as of each reporting date.

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

Impaired Leased Asset within Operating Lease Transactions

During the 2016 Quarter, we obtained a third-party appraisal indicating that the fair market value of the Swiber Chateau as of June 27, 2016 was $17,875,000, which is below the net carrying value. As a result, we performed an impairment test on the vessel. Based on such test, we recorded an impairment loss of $5,218,253 during the 2016 Quarter, which was allocated entirely to Swiber, the non-controlling interest holder, pursuant to the joint venture’s operating agreement. As a result, the impairment had no impact on the net income attributable to us for the 2016 Quarter. As of June 30, 2016 and December 31, 2015, the net carrying value of the vessel was $17,875,000 and $24,528,856, respectively. During both the 2016 and 2015 Quarters, we recognized rental income of $1,826,250 (see “Recent Significant Transactions” above).

Revenue and other income for the 2016 Quarter and the 2015 Quarter is summarized as follows:

	Three Months Ended June 30,
	2016	2015	Change
Finance income	$2,297,331	$3,498,451	$(1,201,120)
Rental income	3,532,158	3,532,158	-
Time charter revenue	1,055,043	1,593,787	(538,744)
Loss from investment in joint ventures	(2,077,608)	(7,279,778)	5,202,170
Gain on sale of investment in joint venture	2,012,669	-	2,012,669
Total revenue and other income	$6,819,593	$1,344,618	$5,474,975

Total revenue and other income for the 2016 Quarter increased $5,474,975, or 407.2%, as compared to the 2015 Quarter. The increase was primarily due to a decrease in loss from investment in joint ventures due to a lower credit loss recorded by the joint ventures related to JAC during the 2016 Quarter as compared to the 2015 Quarter and a gain on sale of investment in joint venture as a result of the sale of our interests in ICON AET during the 2016 Quarter. These increases were partially offset by decreases in (i) finance income primarily due to several prepayments by our borrowers and lessees subsequent to the 2015 Quarter and (ii) time charter revenue due to lower charter rates during the 2016 Quarter as compared to the 2015 Quarter.

Expenses for the 2016 Quarter and the 2015 Quarter are summarized as follows:

	Three Months Ended June 30,
	2016	2015	Change
Management fees	$454,661	$319,464	$135,197
Administrative expense reimbursements	310,146	312,286	(2,140)
General and administrative	709,047	616,048	92,999
Interest	850,484	1,030,421	(179,937)
Depreciation	1,877,991	2,181,075	(303,084)
Credit loss, net	-	4,486,313	(4,486,313)
Impairment loss	5,218,643	-	5,218,643
Vessel operating	909,952	924,100	(14,148)
Total expenses	$10,330,924	$9,869,707	$461,217

Total expenses for the 2016 Quarter increased $461,217, or 4.7%, as compared to the 2015 Quarter. The increase was primarily due to the impairment loss recorded during the 2016 Quarter related to the Swiber Chateau. The increase was partially offset by decreases in (i) the credit loss reserve related to Patriot Coal during the 2015 Quarter, of which there was no corresponding loss recorded during the 2016 Quarter and (ii) depreciation on the Aegean Express and the Cebu Trader after impairment losses were recorded during 2015, which resulted in a lower depreciable base.

Net (Loss) Income Attributable to Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests changed by $5,421,158, from a net income of $1,079,066 in the 2015 Quarter to a net loss of $4,342,092 in the 2016 Quarter. The change was primarily due to the allocation of the entire impairment loss related to the Swiber Chateau to Swiber during the 2016 Quarter.

Net Income (Loss) Attributable to Fund Twelve

 As a result of the foregoing factors, net income (loss) attributable to us for the 2016 Quarter and the 2015 Quarter was $830,761 and $(9,604,155), respectively. Net income (loss) attributable to us per weighted average additional share of limited liability company interests (“Share”) outstanding for the 2016 Quarter and the 2015 Quarter was $2.36 and $(27.30), respectively.

Results of Operations for the Six Months Ended June 30, 2016 (the “2016 Period”) and 2015 (the “2015 Period”)

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

Financing Transactions

During the 2016 Period and the 2015 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2016 Period	2015 Period
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	25%	24%
D&T Holdings, LLC	Transportation	24%	11%
Siva Global Ships Limited	Tanker vessels	24%	21%
Blackhawk Mining, LLC	Mining equipment	16%	18%
		89%	74%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

During the year ended December 31, 2014, VAS experienced financial hardship resulting in its failure to make the final monthly payment under the secured term loan as well as the balloon payment due on the October 6, 2014 maturity date. Accordingly, the loan was placed on non-accrual status and a credit loss was recorded. In March 2015, the 90-day standstill period provided for in the VAS loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continued to charge VAS forbearance fees. Although discussions among the parties were still ongoing, these factors resulted in our Manager making a determination to record an additional credit loss reserve of $362,665 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. The forced liquidation value of the collateral was primarily based on a third-party appraisal using a sales comparison approach. On July 23, 2015, we sold all of our interest in the loan to GB for $268,975. As a result, we recorded an additional credit loss of $334,719 and wrote off the credit loss reserve and corresponding balance of the loan of $1,329,370 during the 2015 Period. No finance income was recognized since the date the loan was considered impaired during the three months ended December 31, 2014. Accordingly, no finance income was recognized for the 2015 Period.

On May 12, 2015, Patriot Coal commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court for the Eastern District of Virginia. On July 24, 2015, Patriot Coal notified us that it was terminating the lease prior to its August 1, 2015 expiration date and that it would not be making the balloon payment of $4,866,000 due at the end of the lease term. After extensive negotiations, we agreed with Patriot Coal to extend the term of the lease by one month and to reduce the balloon payment to $700,000, subject to the bankruptcy court’s approval. As a result, the finance lease was placed on non-accrual status and a credit loss of $4,151,594 was recorded during the 2015 Quarter. For the 2015 Period, we recognized finance income of $9,694. After obtaining the bankruptcy court’s approval, our bankruptcy claim against Patriot Coal was strengthened from an unsecured to an administrative claim. In August 2015, title to the leased equipment was transferred to Patriot Coal upon our receipt of the additional lease payment and the reduced balloon payment.

Operating Lease Transactions

During the 2016 Period and the 2015 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2016 Period	2015 Period
Swiber Holdings Limited	Offshore oil field services equipment	52%	52%
Pacific Crest Pte. Ltd.	Offshore oil field services equipment	33%	33%
Murray Energy Corporation	Mining equipment	15%	15%
		100%	100%

Impaired Leased Asset within Operating Lease Transactions

During the 2016 Period, we obtained a third-party appraisal indicating that the fair market value of the Swiber Chateau as of June 27, 2016 was $17,875,000, which is below the net carrying value. As a result, we performed an impairment test on the vessel. Based on such test, we recorded an impairment loss of $5,218,253 during the 2016 Period, which was allocated entirely to Swiber, the non-controlling interest holder, pursuant to the joint venture’s operating agreement. As a result, the impairment had no impact on the net income attributable to us for the 2016 Period. As of June 30, 2016 and December 31, 2015, the net carrying value of the vessel was $17,875,000 and $24,528,856, respectively. During both the 2016 and 2015 Periods, we recognized rental income of $3,652,500 (see “Recent Significant Transactions” above).

Revenue and other income for the 2016 Period and the 2015 Period is summarized as follows:

	Six Months Ended June 30,
	2016	2015	Change
Finance income	$6,114,896	$7,163,516	$(1,048,620)
Rental income	7,064,315	7,064,315	-
Time charter revenue	2,033,257	2,965,098	(931,841)
Loss from investment in joint ventures	(1,918,795)	(6,682,551)	4,763,756
Gain on sale of investment in joint venture	2,012,669	-	2,012,669
Total revenue and other income	$15,306,342	$10,510,378	$4,795,964

Total revenue and other income for the 2016 Period increased $4,795,964, or 45.6%, as compared to the 2015 Period. The increase was primarily due to a decrease in loss from investment in joint ventures due to a lower credit loss recorded by the joint ventures related to JAC during the 2016 Period as compared to the 2015 Period and a gain on sale of investment in joint venture as a result of the sale of our interests in ICON AET during the 2016 Period. These increases were partially offset by decreases in (i) finance income primarily due to several prepayments by our borrowers and lessees subsequent to the 2015 Period and (ii) time charter revenue due to lower charter rates during the 2016 Period as compared to the 2015 Period.

Expenses for the 2016 Period and the 2015 Period are summarized as follows:

	Six Months Ended June 30,
	2016	2015	Change
Management fees	$692,209	$704,300	$(12,091)
Administrative expense reimbursements	618,535	751,299	(132,764)
General and administrative	1,342,984	1,523,095	(180,111)
Interest	1,724,628	2,080,411	(355,783)
Depreciation	3,739,886	4,362,524	(622,638)
Credit loss, net	-	4,848,978	(4,848,978)
Impairment loss	5,218,643	-	5,218,643
Vessel operating	1,864,246	2,420,756	(556,510)
Litigation expense	1,209,000	-	1,209,000
Total expenses	$16,410,131	$16,691,363	$(281,232)

Total expenses for the 2016 Period decreased $281,232, or 1.7%, as compared to the 2015 Period. The decrease was primarily due to decreases in (i) the credit loss reserve related to Patriot Coal during the 2015 Period, of which there was no corresponding loss recorded during the 2016 Period, (ii) vessel operating expenses due to dry docking expenses related to the Cebu Trader during the 2015 Period with no comparable expenses incurred in the 2016 Period, (iii) depreciation on the Aegean Express and the Cebu Trader after impairment losses were recorded during 2015, which resulted in a lower depreciable base and (iv) interest expense as a result of scheduled repayments on our non-recourse long-term debt, and satisfying our non-recourse long-term debt related to Cenveo Corporation resulting from its prepayment subsequent to the 2015 Period. These decreases were partially offset by the impairment loss related to the Swiber Chateau and our share of the litigation settlement payment related to ICON EAR that were recorded in the 2016 Period.

Net (Loss) Income Attributable to Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests changed by $4,944,645, from a net income of $2,110,188 in the 2015 Period to a net loss of $2,834,457 in the 2016 Period. The change was primarily due to the allocation of the entire impairment loss related to the Swiber Chateau to Swiber during the 2016 Period.

Net Income (Loss) Attributable to Fund Twelve

 As a result of the foregoing factors, net income (loss) attributable to us for the 2016 Period and the 2015 Period was $1,730,668 and $(8,291,173), respectively. Net income (loss) attributable to us per weighted average additional Share outstanding for the 2016 Period and the 2015 Period was $4.92 and $(23.56), respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2016 compared to December 31, 2015.

Total Assets

Total assets decreased $19,860,319, from $188,181,529 at December 31, 2015 to $168,321,210 at June 30, 2016. The decrease was primarily due to (i) the use of cash to pay distributions to our members and noncontrolling interests, (ii) the use of cash to repay our non-recourse long-term debt and (iii) the impairment loss related to the Swiber Chateau during the 2016 Period. These decreases were partially offset by gains recognized from the sale of certain of our investments and income generated from our investments during the 2016 Period.

Current Assets

Current assets increased $10,713,887, from $22,423,057 at December 31, 2015 to $33,136,944 at June 30, 2016. The increase was primarily a result of proceeds from the sale of our interests in ICON AET during the 2016 Period.

Total Liabilities

Total liabilities decreased $2,498,615, from $62,493,259 at December 31, 2015 to $59,994,644 at June 30, 2016. The decrease was primarily due to the repayment of our non-recourse long-term debt and the payment of certain accrued liabilities during the 2016 Period. The decrease was partially offset by an accrual of our share of the litigation settlement payment related to ICON EAR during the 2016 Period.

Current Liabilities

Current liabilities increased $5,298,606, from $8,362,050 at December 31, 2015 to $13,660,656 at June 30, 2016. The increase was primarily due to the seller’s credit that is scheduled to be paid by us to Swiber in March 2017.

Equity

Equity decreased $17,361,704, from $125,688,270 at December 31, 2015 to $108,326,566 at June 30, 2016. The decrease was primarily due to distributions to our members and noncontrolling interests during the 2016 Period, partially offset by our net income during the 2016 Period.

Liquidity and Capital Resources

Summary

At June 30, 2016 and December 31, 2015, we had cash and cash equivalents of $16,661,736 and $8,404,092, respectively. Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of June 30, 2016, the cash reserve was $1,738,435. During our liquidation period, which commenced on May 1, 2014, we expect our main sources of cash will be from the collection of income and principal on our notes receivable and finance leases and proceeds from the sale of assets held directly by us or indirectly by our joint ventures and our main use of cash will be for distributions to our members and noncontrolling interests. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we meet our debt obligations, pay distributions to our members and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Cash Flows

Operating Activities

Cash provided by operating activities increased $6,511,976, from $9,114,554 in the 2015 Period to $15,626,530 in the 2016 Period. The increase was primarily due to an increase in the collection on finance leases as a result of the prepayment by D&T and less cash being used to settle the amount due to our Manager during the 2016 Period as a result of the reduction in expenses paid on our behalf by our Manager since 2014.

Investing Activities

Cash provided by investing activities increased $4,612,416, from $7,451,174 in the 2015 Period to $12,063,590 in the 2016 Period. The increase was primarily due to the proceeds received from the sale of our interests in ICON AET during the 2016 Period, partially offset by a decrease in principal received on notes receivable due to several prepayments subsequent to the 2015 Period.

Financing Activities

Cash used in financing activities decreased $5,597,125, from $25,029,601 in the 2015 Period to $19,432,476 in the 2016 Period. The decrease was primarily due to a decrease in distributions to our members, partially offset by an increase in distributions to our noncontrolling interests during the 2016 Period as compared to the 2015 Period.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at June 30, 2016 and December 31, 2015 of $44,343,528 and $47,439,115, respectively. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of June 30, 2016 and December 31, 2015, the total carrying value of assets subject to non-recourse long-term debt was $84,033,281 and $87,131,546, respectively.

At June 30, 2016, we were in compliance with the covenants related to our non-recourse long-term debt.

Distributions

We, at our Manager’s discretion, paid monthly distributions to each of our additional members beginning with the first month after each such member’s admission through the end of our operating period, which was April 30, 2014. We paid distributions of $101,010, $10,000,009 and $6,156,896 to our Manager, additional members and noncontrolling interests, respectively, during the 2016 Period. During our liquidation period, we have paid and will continue to pay distributions in accordance with the terms our LLC Agreement. We expect that distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest of our interest in an equipment lease or other financing transaction, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. Our Manager believes that any liability of ours that may arise as a result of any such indemnification obligations may or may not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

In connection with certain debt obligations, we are required to maintain restricted cash accounts with certain banks. At June 30, 2016, we had restricted cash of $2,036,523, which is presented within other non-current assets in our consolidated balance sheets.

During 2008, ICON EAR purchased and simultaneously leased semiconductor manufacturing equipment to EAR for $15,729,500. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR seeking the recovery of the lease payments that the trustee alleged were fraudulently transferred from EAR to ICON EAR. The complaint also sought the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that ICON EAR received as security in connection with its investment. Our Manager filed an answer to the complaint that included certain affirmative defenses. Since that time, substantial discovery was completed. Given the risks, costs and uncertainty surrounding litigation in bankruptcy, our Manager engaged in mediation with the trustee to resolve this matter, which resulted in a tentative settlement in May 2016 subject to bankruptcy court approval. On July 5, 2016, the U.S. Bankruptcy Court approved the settlement. The settlement released all claims against ICON EAR, Fund Eleven and us for an aggregate settlement payment of $3,100,000. As a result, we recorded our proportionate share of the litigation settlement expense of $1,209,000 during the three months ended March 31, 2016. The settlement amount was paid on July 15, 2016.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2016, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Shares during the three months ended June 30, 2016.

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

August 10, 2016

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap Managing Director
(Principal Financial and Accounting Officer)