Form 10-Q
period 2016-09-30
ICON LEASING FUND TWELVE, LLC
filed 2016-11-10
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2016
or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53189

ICON Leasing Fund Twelve, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5651009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

Number of outstanding shares of limited liability company interests of the registrant on November 7, 2016 is 348,335.

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,810,643	$8,404,092
Current portion of net investment in notes receivable	5,861,053	4,102,738
Current portion of net investment in finance leases	6,644,128	6,630,691
Other current assets	5,414,172	3,285,536
Total current assets	35,729,996	22,423,057
Non-current assets:
Net investment in notes receivable, less current portion	17,784,946	29,411,423
Net investment in finance leases, less current portion	40,704,917	50,580,803
Leased equipment at cost (less accumulated depreciation of $30,064,511 and $25,438,880,
respectively)	52,794,205	65,743,479
Vessels (less accumulated depreciation of $2,683,605)	—	5,720,000
Investment in joint ventures	—	12,233,856
Other non-current assets	3,078,363	2,068,911
Total non-current assets	114,362,431	165,758,472
Total assets	$150,092,427	$188,181,529
Liabilities and Equity
Current liabilities:
Current portion of non-recourse long-term debt	$23,114,661	$6,205,639
Deferred revenue	146,807	158,988
Due to Manager and affiliates, net	10,378	437,925
Accrued expenses and other current liabilities	1,056,378	1,559,498
Current portion of seller's credit	5,000,000	—
Total current liabilities	29,328,224	8,362,050
Non-current liabilities:
Non-recourse long-term debt, less current portion	19,742,506	41,233,476
Seller's credits	8,105,219	12,747,733
Other non-current liabilities	150,000	150,000
Total non-current liabilities	27,997,725	54,131,209
Total liabilities	57,325,949	62,493,259
Commitments and contingencies (Note 11)
Equity:
Members’ equity:
Additional members	83,236,383	103,518,658
Manager	(2,270,533)	(2,065,662)
Total members’ equity	80,965,850	101,452,996
Noncontrolling interests	11,800,628	24,235,274
Total equity	92,766,478	125,688,270
Total liabilities and equity	$150,092,427	$188,181,529
See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue and other income:
Finance income	$2,416,693	$3,546,182	$8,531,589	$10,709,698
Rental income	1,705,906	3,532,157	8,770,221	10,596,472
Time charter revenue	927,186	1,219,751	2,960,443	4,184,849
Loss from investment in joint ventures	(4,173)	(3,668,760)	(1,922,968)	(10,351,311)
Gain on sale of investment in joint venture	—	—	2,012,669	—
Gain on sale of vessels	303,943	—	303,943	—
Other income	117,288	—	117,288	—
Total revenue and other income	5,466,843	4,629,330	20,773,185	15,139,708
Expenses:
Management fees	117,369	431,142	809,578	1,135,442
Administrative expense reimbursements	225,055	316,839	843,590	1,068,138
General and administrative	521,069	553,965	1,864,053	2,077,060
Interest	792,256	1,020,040	2,516,884	3,100,451
Depreciation	1,063,132	2,180,691	4,803,018	6,543,215
Credit loss, net	—	—	—	4,848,978
Impairment loss	3,105,000	10,440,129	8,323,643	10,440,129
Vessel operating	1,384,102	999,825	3,248,348	3,420,581
Litigation expense	—	—	1,209,000	—
Total expenses	7,207,983	15,942,631	23,618,114	32,633,994
Net loss	(1,741,140)	(11,313,301)	(2,844,929)	(17,494,286)
Less: net (loss) income attributable to noncontrolling interests	(2,821,929)	996,098	(5,656,386)	3,106,286
Net income (loss) attributable to Fund Twelve	$1,080,789	$(12,309,399)	$2,811,457	$(20,600,572)

Net income (loss) attributable to Fund Twelve allocable to:
Additional members	$1,069,981	$(12,186,305)	$2,783,342	$(20,394,566)
Manager	10,808	(123,094)	28,115	(206,006)
	$1,080,789	$(12,309,399)	$2,811,457	$(20,600,572)

Weighted average number of additional shares of limited liability
company interests outstanding	348,335	348,335	348,335	348,335
Net income (loss) attributable to Fund Twelve per weighted average
additional share of limited liability company interests outstanding	$3.07	$(34.98)	$7.99	$(58.55)

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional Shares of Limited Liability Company Interests	Additional Members	Manager	Total Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2015	348,335	$103,518,658	$(2,065,662)	$101,452,996	$24,235,274	$125,688,270
Net income	—	890,908	8,999	899,907	1,507,635	2,407,542
Distributions	—	(7,499,945)	(75,757)	(7,575,702)	(4,616,409)	(12,192,111)
Balance, March 31, 2016 (unaudited)	348,335	96,909,621	(2,132,420)	94,777,201	21,126,500	115,903,701
Net income (loss)	—	822,453	8,308	830,761	(4,342,092)	(3,511,331)
Distributions	—	(2,500,064)	(25,253)	(2,525,317)	(1,540,487)	(4,065,804)
Balance, June 30, 2016 (unaudited)	348,335	95,232,010	(2,149,365)	93,082,645	15,243,921	108,326,566
Net income (loss)	—	1,069,981	10,808	1,080,789	(2,821,929)	(1,741,140)
Distributions	—	(13,065,608)	(131,976)	(13,197,584)	(621,364)	(13,818,948)
Balance, September 30, 2016 (unaudited)	348,335	$83,236,383	$(2,270,533)	$80,965,850	$11,800,628	$92,766,478

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,844,929)	$(17,494,286)
Adjustments to reconcile net loss to net cash provided by operating activities:
Finance income	(5,179,324)	(5,186,090)
Loss from investment in joint ventures	1,922,968	10,351,311
Depreciation	4,803,018	6,543,215
Interest expense from amortization of debt financing costs	116,599	134,268
Net accretion of seller's credits	357,486	335,293
Impairment loss	8,323,643	10,440,129
Credit loss, net	—	4,848,978
Gain on sale of investment in joint venture	(2,012,669)	—
Gain on sale of vessels	(303,943)	—
Changes in operating assets and liabilities:
Collection on finance leases	14,909,935	12,152,798
Other assets	(3,138,088)	(2,317,153)
Accrued expenses and other current liabilities	(760,693)	(590,825)
Deferred revenue	(12,181)	(18,432)
Due to Manager and affiliates, net	(427,547)	(2,651,661)
Distributions from joint ventures	264,140	85,420
Net cash provided by operating activities	16,018,415	16,632,965
Cash flows from investing activities:
Proceeds from sale of vessels	6,104,129	—
Proceeds from exercise of purchase options	—	144,521
Investment in joint ventures	(12,957)	(14,170)
Distributions received from joint ventures in excess of profits	5,275	669,568
Proceeds from sale of investment in joint venture	12,067,099	—
Principal received on notes receivable	10,000,000	24,562,480
Net cash provided by investing activities	28,163,546	25,362,399
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(4,698,547)	(9,570,047)
Investment by noncontrolling interests	—	57,826
Distributions to noncontrolling interests	(6,778,260)	(5,889,899)
Distributions to members	(23,298,603)	(22,964,518)
Net cash used in financing activities	(34,775,410)	(38,366,638)
Net increase in cash and cash equivalents	9,406,551	3,628,726
Cash and cash equivalents, beginning of period	8,404,092	15,410,563
Cash and cash equivalents, end of period	$17,810,643	$19,039,289
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,066,203	$2,650,246
Supplemental disclosure of non-cash investing and financing activities:
Balance due from equity investee deemed contribution in investment in joint venture	$—	$142,500
See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2016
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
Restricted Cash
Cash that is restricted from use in operations is generally classified as restricted cash. Classification of changes in restricted cash within the consolidated statements of cash flows depends on the predominant source of the related cash flows. For the nine months ended September 30, 2016 and 2015, the predominant cash generated from restricted cash was related to rental income receipts associated with our leasing operations. The use of this cash was restricted pursuant to a provision in the non-recourse long-term debt agreement. Restricted cash is presented within other non-current assets in our consolidated balance sheets. As a result, these changes in restricted cash were classified within net cash provided by operating activities for the nine months ended September 30, 2016 and 2015.
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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

Financing receivables are generally placed on a non-accrual status when payments are more than 90 days past due. Additionally, our Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days and based upon our Manager’s judgment, these accounts may be placed on a non-accrual status.
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
September 30, 2016
(unaudited)

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
In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. We are currently in the process of evaluating the impact of the adoption of ASU 2016-15 on our consolidated financial statements.

(3)  Net Investment in Notes Receivable
As of September 30, 2016 and December 31, 2015, we had no net investment in notes receivable on non-accrual status.
As of September 30, 2016, our net investment in note receivable and accrued interest related to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”) totaled $21,002,939 and $5,013,933, respectively, of which an aggregate of $6,940,740 was over 90 days past due. As of December 31, 2015, our net investment in note receivable and accrued interest related to TMA totaled $21,002,939 and $2,767,269, respectively, of which an aggregate of $3,137,479 was over 90 days past due. TMA is in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and in payment default while available cash has been swept by the senior lender and applied to the senior tranche of the facility (the “Senior Loan”) in accordance with the secured term loan credit facility agreement. Interest on our tranche of the facility (the “ICON Loan”) is currently being capitalized. While our note receivable has not been paid in accordance with

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

the secured term loan credit facility agreement, our collateral position has been strengthened as the principal balance of the Senior Loan was paid down at a faster rate. Based on, among other things, TMA’s payment history and estimated collateral value as of September 30, 2016, our Manager continues to believe that all contractual interest and outstanding principal payments under the ICON Loan are collectible. As a result, we continue to account for our net investment in note receivable related to TMA on an accrual basis despite a portion of the outstanding balance being over 90 days past due. In January 2016, the remaining two previously unchartered vessels had commenced employment. As a result, our Manager is currently engaged in discussions with the senior lender and TMA to amend the facility.
As of September 30, 2016, our net investment in note receivable and accrued interest related to Lubricating Specialties Company (“LSC”) totaled $2,643,060 and $207,287, respectively, of which an aggregate of $101,086 was over 90 days past due. As of December 31, 2015, our net investment in note receivable and accrued interest related to LSC totaled $2,668,887 and $89,010, respectively, of which no amount was past due.  Our Manager engaged in discussions with LSC management during which it was advised that the liquidity constraints being experienced by LSC is temporary.  In addition, LSC management acknowledged its outstanding debt obligations under the loan and the commencement of default interest accruing on such outstanding debt pursuant to the loan agreement. Based on, among other things, the value of the collateral, our Manager continues to believe that all contractual interest and outstanding principal payments are collectible. As a result, we continue to account for our net investment in note receivable related to LSC on an accrual basis despite a portion of the outstanding balance being over 90 days past due.

Net investment in notes receivable consisted of the following:

	September 30, 2016	December 31, 2015
Principal outstanding	$23,582,938	$33,582,938
Initial direct costs	81,964	115,533
Deferred fees	(18,903)	(184,310)
Net investment in notes receivable	23,645,999	33,514,161
Less: current portion of net investment in notes receivable	5,861,053	4,102,738
Net investment in notes receivable, less current portion	$17,784,946	$29,411,423

There was no allowance for credit loss as of September 30, 2016 and December 31, 2015. There were no related activities during the three and nine months ended September 30, 2016.
There was no allowance for credit loss as of September 30, 2015 and no related activities during the three months ended September 30, 2015.

Credit loss allowance activities for the nine months ended September 30, 2015 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2014	$631,986
Provisions	697,384
Write-offs, net of recoveries	(1,329,370)
Allowance for credit loss as of September 30, 2015	$—

On August 9, 2016, Premier Trailer Leasing, Inc. (“Premier Trailer”) satisfied its obligations in connection with a secured term loan scheduled to mature on September 24, 2020 by making a prepayment of $10,327,777, comprised of all outstanding principal, accrued interest and a prepayment fee of $200,000. The prepayment fee was recognized as additional finance income.

(4) Net Investment in Finance Leases
As of September 30, 2016 and December 31, 2015, we had no net investment in finance leases on non-accrual status and no net investment in finance leases that was past due 90 days or more and still accruing.
Net investment in finance leases consisted of the following:

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

	September 30, 2016	December 31, 2015
Minimum rents receivable	$59,070,878	$74,462,976
Estimated guaranteed residual values	4,316,144	4,416,194
Initial direct costs	997,802	1,413,439
Unearned income	(17,035,779)	(23,081,115)
Net investment in finance leases	47,349,045	57,211,494
Less: current portion of net investment in finance leases	6,644,128	6,630,691
Net investment in finance leases, less current portion	$40,704,917	$50,580,803

Trucks and Trailers
On January 14, 2016, D&T Holdings, LLC (“D&T”) satisfied its remaining lease obligations by making a prepayment of $8,000,000. In addition, D&T exercised its option to repurchase all assets under the lease for $1, upon which title was transferred. As a result of the prepayment, we recognized finance income of approximately $1,400,000.

(5) Leased Equipment at Cost
Leased equipment at cost consisted of the following:

	September 30, 2016	December 31, 2015
Offshore oil field services equipment	$76,000,642	$84,324,285
Mining equipment	6,858,074	6,858,074
Leased equipment at cost	82,858,716	91,182,359
Less: accumulated depreciation	30,064,511	25,438,880
Leased equipment at cost, less accumulated depreciation	$52,794,205	$65,743,479

Depreciation expense was $1,063,132 and $4,625,631 for the three and nine months ended September 30, 2016, respectively. Depreciation expense was $1,751,842 and $5,256,667 for the three and nine months ended September 30, 2015, respectively.
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
During the three months ended June 30, 2016, we obtained a third-party appraisal indicating that the fair market value of the vessel as of June 27, 2016 was $17,875,000, which was below the net carrying value. As a result, we performed an impairment test on the vessel. Based on such test, we recorded an impairment loss of $5,218,643 during the three months ended June 30, 2016. Pursuant to the joint venture’s operating agreement, in the event that, among other things, (i) there is a default by Swiber Offshore under the charter, or (ii) the fair market value of the vessel is less than $21,000,000, all of Swiber’s interests in the distributions, net cash flow, net profits and net proceeds resulting from the joint venture will be subordinate to our rights in such distributions, net cash flow, net profits and net proceeds until such time that we have received in distribution the return of the full amount of our contribution to the joint venture and a return at a monthly compounded rate equal to 15.51% per year.  As the then current fair market value of the vessel was less than $21,000,000, our Manager concluded that, commencing June 27, 2016, Swiber’s rights to the distributions, net cash flow, net profits and net proceeds are subordinated and Swiber should incur first loss resulting from the joint venture until we achieve our return described above. Accordingly, the impairment loss recorded

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

as of June 30, 2016 of $5,218,643 was allocated entirely to Swiber, the non-controlling interest holder. As a result, the impairment had no impact on the net income attributable to us for the six months ended June 30, 2016. Swiber Offshore has also failed to make its monthly charter payments to the joint venture since July 2016.
On July 27, 2016, Swiber Holdings filed a petition in Singapore to wind up and liquidate the company. On July 29, 2016, Swiber Holdings withdrew its petition for winding up and liquidation and submitted an application for court-supervised judicial management. We are currently in the process of evaluating our rights and remedies under all relevant Singapore judicial management and insolvency laws.
In November 2016, we obtained an updated third-party appraisal indicating that the fair market value of the vessel decreased to $14,770,000, which was below the net carrying value. As a result, we recorded an additional impairment loss of $3,105,000 during the three months ended September 30, 2016, which was allocated entirely to Swiber. The impairment loss had no impact on the net income attributable to us for the three or nine months ended September 30, 2016.

(6) Vessels/Assets Held for Sale
As of December 31, 2015, our total investment in vessels was $5,720,000. As of June 30, 2016, the Cebu Trader (f/k/a the Arabian Express) and the Aegean Express met the criteria to be classified as assets held for sale resulting in a reclassification from vessels to assets held for sale on our consolidated balance sheets. No further depreciation was recorded on the vessels upon such reclassification. In September 2016, the Cebu Trader and the Aegean Express were sold to unaffiliated third parties for $3,200,000 and $3,000,000, respectively. As a result, we recorded an aggregate gain on sale of $303,943 during the three months ended September 30, 2016. Depreciation expense was $0 and $177,387 for the three and nine months ended September 30, 2016, respectively. Depreciation expense was $428,849 and $1,286,548 for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2016, pre-tax loss associated with the vessels was $155,631 and $167,052, respectively. For the three and nine months ended September 30, 2015, pre-tax loss associated with the vessels was $10,649,053 and $10,965,220, respectively.

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
On May 15, 2013, ICON Mauritius MI II, LLC (“ICON Mauritius MI II”), a joint venture owned 21% by us, 39% by ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and 40% by ICON ECI Fund Fifteen, L.P., each an entity also managed by our Manager, purchased a portion of a $208,038,290 subordinated credit facility for JAC from Standard Chartered Bank for $28,462,500. The subordinated credit facility initially bore interest at rates ranging between 12.5% and 15% per year and matures in January 2021. As a result of JAC’s failure to make an expected payment that was due to the joint venture during the three months ended March 31, 2015, the interest rate payable by JAC under the facility increased from 12.5% to 15.5%. The subordinated credit facility is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex. Our initial contribution to the joint venture was $6,456,034.
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

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

As a result of these factors, during the three months ended June 30, 2015, our Manager determined that there was doubt regarding the joint ventures’ ultimate collectability of the loan and facility and commenced recording credit losses. During the three months ended June 30, 2015, the joint ventures recorded a total credit loss of $33,264,710, of which our share was $7,834,118. Commencing with the three months ended June 30, 2015 and on a quarterly basis thereafter, our Manager had reassessed the collectability of the loan and facility by considering the following factors, among others (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. During the year ended December 31, 2015, the joint ventures recorded an aggregate credit loss of $60,258,883 related to JAC based on our Manager’s quarterly collectability analyses, of which our share was $14,010,881. Our Manager also assessed impairment under the equity method of accounting for our investment in the joint ventures and concluded that there was no impairment.
In January 2016, our Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Manager anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s facility to recommence operations. In July 2016, the tolling arrangement was finally implemented and the manufacturing facility resumed operations. Although our Manager believes that the marketability of JAC’s facility should improve now that it has recommenced operations, our Manager does not anticipate that JAC will make any payments to the joint ventures while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could be up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Manager determined that the joint ventures’ ultimate collectability of the loan and facility was further in doubt. As of June 30, 2016, our Manager updated its quarterly assessment by considering (i) a comparable enterprise value derived from EBITDA multiples; (ii) the average trading price of unsecured distressed debt in comparable industries and (iii) the additional senior debt incurred by JAC, which has priority over the joint ventures’ loan and facility. Based upon this reassessment, our Manager determined that the joint ventures should fully reserve the outstanding balance of the loan and facility due from JAC as of June 30, 2016. As a result, the joint ventures recorded an additional total credit loss of $10,137,863 for the three months ended June 30, 2016, of which our share was $2,319,835.  Our Manager continues to closely monitor the operations of JAC and the receivership process through regular communications with certain other stakeholders. The joint ventures did not recognize finance income for the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, the joint ventures recognized finance income of $0 and $2,314,051, respectively, prior to the loan and facility being considered impaired. As of September 30, 2016 and December 31, 2015, the total net investment in notes receivable held by the joint ventures was $0 and $10,137,863, respectively, and our total investment in the joint ventures was $0 and $2,324,885, respectively.
Information as to the results of operations of ICON Mauritius MI is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$—	$—	$—	$1,161,471
Net loss	$(3,172)	$(7,927,875)	$(4,798,217)	$(22,874,585)
Our share of net loss	$(2,225)	$(1,981,969)	$(1,202,053)	$(5,807,829)

As of September 30, 2016 and December 31, 2015, our investment in ICON Mauritius MI was $0 and $1,194,918, respectively.
Information as to the results of operations of ICON Mauritius MI II is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$—	$—	$—	$1,152,580
Net income (loss)	$10,988	$(8,928,735)	$(5,388,209)	$(25,129,246)
Our share of net loss	$(1,948)	$(1,875,034)	$(1,135,788)	$(5,404,009)

As of September 30, 2016 and December 31, 2015, our investment in ICON Mauritius MI II was $0 and $1,129,967, respectively.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON AET Holdings, LLC (“ICON AET”), a joint venture owned 25% by us and 75% by Fund Fourteen, for net sales proceeds of $48,798,058.  As a result, we recorded a gain on sale of investment joint venture of $2,012,669.
Information as to the results of operations of ICON AET is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$—	$4,717,667	$8,282,126	$14,153,000
Net income	$—	$652,859	$1,679,328	$3,140,929
Our share of net income	$—	$159,840	$414,206	$775,107

(8) Non-Recourse Long-Term Debt
As of September 30, 2016 and December 31, 2015, we had the following non-recourse long-term debt:

Counterparty	September 30, 2016	December 31, 2015	Maturity	Rate
DVB Group Merchant Bank (Asia) Ltd.	$40,515,000	$43,770,000	2021-2022	5.04% and 6.1225%
People's Capital and Leasing Corp.	2,835,973	4,279,520	2018	6.50%
Total principal outstanding on non-recourse long-term debt	43,350,973	48,049,520
Less: debt issuance costs	493,806	610,405
Total non-recourse long-term debt	42,857,167	47,439,115
Less: current portion of non-recourse long-term debt	23,114,661	6,205,639
Total non-recourse long-term debt, less current portion	$19,742,506	$41,233,476

All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of September 30, 2016 and December 31, 2015, the total carrying value of assets subject to non-recourse long-term debt was $81,896,820 and $87,131,546, respectively.
 On October 20, 2016, we were notified of an event of default on the senior debt associated with two tanker vessels currently on charter to an affiliate of Siva Global Ships Limited (“Siva”) as a result of a change of control of the bareboat charter guarantor, also an affiliate of Siva. The lender has reserved, but not exercised, its rights under the loan agreement. As a result of such default, we classified the entire outstanding balance of the debt of $19,015,000 to current liabilities as of September 30, 2016.

(9) Transactions with Related Parties
We paid distributions to our Manager of $131,976 and $52,627 for the three months ended September 30, 2016 and 2015, respectively. We paid distributions to our Manager of $232,986 and $229,646 for the nine months ended September 30, 2016 and 2015, respectively. Additionally, our Manager’s interest in the net income (loss) attributable to us was $10,808 and $(123,094) for the three months ended September 30, 2016 and 2015, respectively. Our Manager’s interest in the net income (loss) attributable to us was $28,115 and $(206,006) for the nine months ended September 30, 2016 and 2015, respectively.
Fees and other expenses incurred by us to our Manager or its affiliates were as follows:

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

			Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Capacity	Description	2016	2015	2016	2015
ICON Capital, LLC	Manager	Management fees (1)	$117,369	$431,142	$809,578	$1,135,442
ICON Capital, LLC	Manager	Administrative expense reimbursements(1)	225,055	316,839	843,590	1,068,138
			$342,424	$747,981	$1,653,168	$2,203,580
(1) Amount charged directly to operations.

At September 30, 2016 and December 31, 2015, we had a net payable due to our Manager and affiliates of $10,378 and $437,925, respectively, primarily related to administrative expense reimbursements.
In June 2016, we sold our interests in a certain joint venture to an unaffiliated third party. In connection with the sale, the third party required that an affiliate of our Manager provides bookkeeping and administrative services related to such asset for a fee.

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

Assets Measured at Fair Value on a Nonrecurring Basis
We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements. Our non-financial assets, such as leased equipment at cost and vessels, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. To determine the fair value when impairment indicators exist, we utilize different valuation approaches based on transaction-specific facts and circumstances to determine fair value, including, but not limited to, discounted cash flow models and the use of comparable transactions.
The following table summarizes the valuation of our material non-financial assets measured at fair value on a nonrecurring basis, which is presented as of the date the impairment was recorded, while the carrying value of the asset is presented as of September 30, 2016:

	Carrying Value at September 30, 2016	Fair Value at Impairment Date				Impairment loss for the Nine Months Ended September 30, 2016
		Level 1	Level 2	Level 3
Leased equipment at cost	$14,770,000	$—	$—	$14,770,000	(1)	$8,323,643

(1) There were nonrecurring fair value measurements in relation to the impairment loss as of June 30, 2016 and September 30, 2016 related to the Swiber Chateau. As of June 30, 2016 and September 30, 2016, the fair value was $17,875,000 and $14,770,000, respectively.

During the three months ended June 30, 2016 and September 30, 2016, we identified impairment indicators and measured our leased equipment at cost related to the Swiber Chateau for impairment purposes. The estimated fair value of such leased equipment at cost at June 30, 2016 was based on an independent third-party valuation using a combination of the cost and sales comparison approach. The estimated fair value of such leased equipment at cost at September 30, 2016 was based on an updated independent third-party valuation using a cost approach. The estimated fair values related to the Swiber Chateau were based on inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3.

ICON Leasing Fund Twelve, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2016
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
The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The estimated fair value of our fixed-rate non-recourse long-term debt and seller’s credits was based on the discounted value of future cash flows related to the debt and seller’s credits based on a discount rate derived from the margin at inception, adjusted for material changes in risk, plus the applicable fixed rate based on the current interest rate curve. The fair value of the principal outstanding on our fixed-rate notes receivable was derived using discount rates ranging between 17.73% and 25.00% as of September 30, 2016. The fair value of the principal outstanding on our fixed-rate non-recourse long-term debt and seller’s credits was derived using discount rates ranging between 1.37% and 6.72% as of September 30, 2016.

	September 30, 2016
	Carrying	Fair Value
	Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$23,582,938	$27,154,712

Principal outstanding on fixed-rate non-recourse long-term debt	$43,350,973	$44,598,359

Seller's credits	$13,105,219	$13,823,602

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
In connection with certain debt obligations, we are required to maintain restricted cash accounts with certain banks. At September 30, 2016, we had restricted cash of $3,078,161, which is presented within other non-current assets in our consolidated balance sheets.
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
Marine Vessels
On March 24, 2009, we and Swiber entered into a joint venture owned 51% by us and 49% by Swiber for the purpose of purchasing the Swiber Chateau. During the three months ended June 30, 2016, we obtained a third-party appraisal indicating that the fair market value of the vessel as of June 27, 2016 was $17,875,000, which was below the net carrying value. As a result, we performed an impairment test on the vessel. Based on such test, we recorded an impairment loss of $5,218,643 during the three months ended June 30, 2016. Pursuant to the joint venture’s operating agreement, in the event that, among other things, (i) there is a default by Swiber Offshore under the charter, or (ii) the fair market value of the vessel is less than $21,000,000, all of Swiber’s interests in the distributions, net cash flow, net profits and net proceeds resulting from the joint venture will be subordinate to our rights in such distributions, net cash flow, net profits and net proceeds until such time that we have received in distribution the return of the full amount of our contribution to the joint venture and a return at a monthly compounded rate equal to 15.51% per year.  As the then current fair market value of the vessel was less than $21,000,000, our Manager concluded that, commencing June 27, 2016, Swiber’s rights to the distributions, net cash flow, net profits and net proceeds are subordinated and Swiber should incur first loss resulting from the joint venture until we achieve our return described above. Accordingly, the impairment loss recorded as of June 30, 2016 of $5,218,643 was allocated entirely to Swiber, the non-controlling interest holder. As a result, the impairment had no impact on the net income attributable to us for the six months ended June 30, 2016. Swiber Offshore has also failed to make its monthly charter payments to the joint venture since July 2016.
On July 27, 2016, Swiber Holdings filed a petition in Singapore to wind up and liquidate the company. On July 29, 2016, Swiber Holdings withdrew its petition for winding up and liquidation and submitted an application for court-supervised judicial management. We are currently in the process of evaluating our rights and remedies under all relevant Singapore judicial management and insolvency laws.
In November 2016, we obtained an updated third-party appraisal indicating that the fair market value of the vessel decreased to $14,770,000, which was below the net carrying value. As a result, we recorded an additional impairment loss of $3,105,000 during the three months ended September 30, 2016, which was allocated entirely to Swiber. The impairment loss had no impact on the net income attributable to us for the three or nine months ended September 30, 2016.
On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON AET, a joint venture owned 25% by us, for net sales proceeds of $48,798,058. As a result, we recorded a gain on sale of investment in joint venture of $2,012,669.
Vessels
In September 2016, the Cebu Trader and the Aegean Express were sold to unaffiliated third parties for $3,200,000 and $3,000,000, respectively. As a result, we recorded an aggregate gain on sale of $303,943 during the three months ended September 30, 2016.

Notes Receivable
In connection with our investment in joint ventures related to JAC, in January 2016, our Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Manager anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s facility to recommence operations. In July 2016, the tolling arrangement was finally implemented and the manufacturing facility resumed operations. Although our Manager believes that the marketability of JAC’s facility should improve now that it has recommenced operations, our Manager does not anticipate that JAC will make any payments to the joint ventures while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could be up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Manager determined that the joint ventures’ ultimate collectability of the loan and facility was further in doubt. As of June 30, 2016, our Manager updated its quarterly assessment by considering (i) a comparable enterprise value derived from EBITDA multiples; (ii) the average trading price of unsecured distressed debt in comparable industries and (iii) the additional senior debt incurred by JAC, which has priority over the joint ventures’ loan and facility. Based upon this reassessment, our Manager determined that the joint ventures should fully reserve the outstanding balance of the loan and facility due from JAC as of June 30, 2016. As a result, the joint ventures recorded an additional total credit loss of $10,137,863 for the three months ended June 30, 2016, of which our share was $2,319,835.  Our Manager continues to closely monitor the operations of JAC and the receivership process through regular communications with certain other stakeholders. The joint ventures did not recognize finance income for the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, the joint ventures recognized finance income of $0 and $2,314,051, respectively, prior to the loan and facility being considered impaired. As of September 30, 2016 and December 31, 2015, the total net investment in notes receivable held by the joint ventures was $0 and $10,137,863, respectively, and our total investment in the joint ventures was $0 and $2,324,885, respectively.
On August 9, 2016, Premier Trailer satisfied its obligations in connection with a secured term loan scheduled to mature on September 24, 2020 by making a prepayment of $10,327,777, comprised of all outstanding principal, accrued interest and a prepayment fee of $200,000. The prepayment fee was recognized as additional finance income.

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
In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which will become effective for us on January 1, 2018. We are currently in the process of evaluating the impact of the adoption of ASU 2016-15 on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.
Results of Operations for the Three Months Ended September 30, 2016 (the “2016 Quarter”) and 2015 (the “2015 Quarter”)
The following percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of the carrying value of such assets, finance income or rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.
Financing Transactions
The following tables set forth the types of assets securing the financing transactions in our portfolio:

	September 30, 2016		December 31, 2015
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Tanker vessels	$35,752,572	50%	$36,760,303	41%
Platform supply vessels	21,002,939	30%	21,002,939	23%
Mining equipment	11,596,475	16%	13,935,435	15%
Lubricant manufacturing equipment	2,643,058	4%	2,668,887	3%
Trailers	—	—	9,842,336	11%
Transportation	—	—	6,515,755	7%
	$70,995,044	100%	$90,725,655	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance leases as of each reporting date.
During the 2016 Quarter and the 2015 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2016 Quarter	2015 Quarter
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	29%	23%
Siva Global Ships Limited	Tanker vessels	29%	21%
Premier Trailer Leasing, Inc.	Trailers	18%	7%
Blackhawk Mining, LLC	Mining equipment	16%	12%
D&T Holdings, LLC	Transportation	—	10%
		92%	73%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.
Operating Lease Transactions
The following tables set forth the types of equipment subject to operating leases and charters in our portfolio:

	September 30, 2016		December 31, 2015
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Offshore oil field services equipment	$49,317,774	93%	$60,964,665	85%
Mining equipment	3,476,431	7%	4,778,814	7%
Vessels	—	—	5,720,000	8%
	$52,794,205	100%	$71,463,479	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost and vessels as of each reporting date.
During the 2016 Quarter and the 2015 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2016 Quarter	2015 Quarter
Pacific Crest Pte. Ltd.	Offshore oil field services equipment	68%	33%
Murray Energy Corporation	Mining equipment	32%	15%
Swiber Holdings Limited	Offshore oil field services equipment	—	52%
		100%	100%

Impaired Leased Asset within Operating Lease Transactions
In November 2016, we obtained an updated third-party appraisal indicating that the fair market value of the Swiber Chateau was $14,770,000, which was below the net carrying value. As a result, we recorded an additional impairment loss of $3,105,000 during the 2016 Quarter, which was allocated entirely to Swiber. The impairment loss had no impact on the net income attributable to us for the 2016 Quarter. As of September 30, 2016 and December 31, 2015, the net carrying value of the vessel was $14,770,000 and $24,528,856, respectively. During the 2016 Quarter and the 2015 Quarter, we recognized rental income of $0 and $1,826,250, respectively (see “Recent Significant Transactions” above).
Revenue and other income for the 2016 Quarter and the 2015 Quarter is summarized as follows:

	Three Months Ended September 30,
	2016	2015	Change
Finance income	$2,416,693	$3,546,182	$(1,129,489)
Rental income	1,705,906	3,532,157	(1,826,251)
Time charter revenue	927,186	1,219,751	(292,565)
Loss from investment in joint ventures	(4,173)	(3,668,760)	3,664,587
Gain on sale of vessels	303,943	—	303,943
Other income	117,288	—	117,288
Total revenue and other income	$5,466,843	$4,629,330	$837,513

Total revenue and other income for the 2016 Quarter increased $837,513, or 18.1%, as compared to the 2015 Quarter. The increase was primarily due to a decrease in loss from investment in joint ventures due to no credit loss recorded during the 2016 Quarter as compared to the credit loss recorded during the 2015 Quarter by our joint ventures related to JAC and a gain on sale of vessels as a result of the sale of the Aegean Express and the Cebu Trader during the 2016 Quarter. The increase was partially offset by decreases in (i) rental income due to no income recognition related to Swiber Offshore as collectability of monthly charter payments has been in doubt since July 2016, (ii) finance income primarily due to several prepayments by our borrowers and lessees during or subsequent to the 2015 Quarter and (iii) time charter revenue due to lower charter rates during the 2016 Quarter as compared to the 2015 Quarter.
Expenses for the 2016 Quarter and the 2015 Quarter are summarized as follows:

	Three Months Ended September 30,
	2016	2015	Change
Management fees	$117,369	$431,142	$(313,773)
Administrative expense reimbursements	225,055	316,839	(91,784)
General and administrative	521,069	553,965	(32,896)
Interest	792,256	1,020,040	(227,784)
Depreciation	1,063,132	2,180,691	(1,117,559)
Impairment loss	3,105,000	10,440,129	(7,335,129)
Vessel operating	1,384,102	999,825	384,277
Total expenses	$7,207,983	$15,942,631	$(8,734,648)

Total expenses for the 2016 Quarter decreased $8,734,648, or 54.8%, as compared to the 2015 Quarter. The decrease was primarily due to the impairment loss related to the Swiber Chateau that was allocated entirely to Swiber during the 2016 Quarter as compared to the impairment loss recorded during the 2015 Quarter related to the Aegean Express and the Cebu Trader, which also resulted in a decrease in depreciation due to a lower depreciable base.
Net (Loss) Income Attributable to Noncontrolling Interests
Net (loss) income attributable to noncontrolling interests changed by $3,818,027, from net income of $996,098 in the 2015 Quarter to a net loss of $2,821,929 in the 2016 Quarter. The change was primarily due to no income being recognized related to Swiber during the 2016 Quarter.
Net Income (Loss) Attributable to Fund Twelve
As a result of the foregoing factors, net income (loss) attributable to us for the 2016 Quarter and the 2015 Quarter was $1,080,789 and $(12,309,399), respectively. Net income (loss) attributable to us per weighted average additional share of limited liability company interests (“Share”) outstanding for the 2016 Quarter and the 2015 Quarter was $3.07 and $(34.98), respectively.

Results of Operations for the Nine Months Ended September 30, 2016 (the “2016 Period”) and 2015 (the “2015 Period”)
The following percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of finance income or rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.
Financing Transactions
During the 2016 Period and the 2015 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2016 Period	2015 Period
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	26%	24%
Siva Global Ships Limited	Tanker vessels	26%	21%
D&T Holdings, LLC	Transportation	17%	11%
Blackhawk Mining, LLC	Mining equipment	16%	16%
Premier Trailer Leasing, Inc.	Trailers	11%	7%
NARL Marketing Inc.	Energy equipment	—	11%
		96%	90%

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
On May 12, 2015, Patriot Coal commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court for the Eastern District of Virginia. On July 24, 2015, Patriot Coal notified us that it was terminating the lease prior to its August 1, 2015 expiration date and that it would not be making the balloon payment of $4,866,000 due at the end of the lease term. After extensive negotiations, we agreed with Patriot Coal to extend the term of the lease by one month and to reduce the balloon payment to $700,000, subject to the bankruptcy court’s approval. As a result, the finance lease was placed on non-accrual status and a credit loss of $4,151,594 was recorded during the three months ended June 30, 2015. After obtaining the bankruptcy court’s approval, our bankruptcy claim against Patriot Coal was strengthened from an unsecured to an administrative claim. In August 2015, title to the leased equipment was transferred to Patriot Coal upon our receipt of the additional lease payment and the reduced balloon payment. No gain or loss was recognized during the 2015 Period as a result of the sale of leased equipment. For the 2015 Period, we recognized finance income of $159,694.
Operating Lease Transactions
During the 2016 Period and the 2015 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2016 Period	2015 Period
Swiber Holdings Limited	Offshore oil field services equipment	42%	52%
Pacific Crest Pte. Ltd.	Offshore oil field services equipment	40%	33%
Murray Energy Corporation	Mining equipment	18%	15%
		100%	100%

Impaired Leased Assets within Operating Lease Transactions
During 2016, we obtained third-party appraisals and estimated the fair market values of the Swiber Chateau as of June 30, 2016 and September 30, 2016 to be $17,875,000 and $14,770,000, respectively, which were below the net carrying values. As a result, we recorded an aggregate impairment loss of $8,323,643 during the 2016 Period, which was allocated entirely to Swiber. The impairment loss had no impact on the net income attributable to us for the 2016 Period. As of September 30, 2016 and December 31, 2015, the net carrying value of the vessel was $14,770,000 and $24,528,856, respectively. During the 2016 Period and the 2015 Period, we recognized rental income of $3,652,500 and $5,478,750, respectively (see “Recent Significant Transactions” above).
During the 2015 Period, we recognized an aggregate impairment loss of $10,440,129 on our vessels related to the Aegean Express and the Cebu Trader. As of September 30, 2015, our Manager performed an impairment analysis and concluded that the carrying value of the Aegean Express and the Cebu Trader was not recoverable and that an impairment existed. As of December 31, 2015, the net carrying value of such vessels was $5,720,000. In September 2016, the vessels were sold to unaffiliated third parties for an aggregate purchase price of $6,200,000, which resulted in an aggregate gain on sale of $303,943 during the 2016 Quarter. During the 2016 Period and the 2015 Period, we recognized time charter revenue of $2,960,443 and $4,184,849, respectively (see "Recent Significant Transactions" above).
Revenue and other income for the 2016 Period and the 2015 Period is summarized as follows:

	Nine Months Ended September 30,
	2016	2015	Change
Finance income	$8,531,589	$10,709,698	$(2,178,109)
Rental income	8,770,221	10,596,472	(1,826,251)
Time charter revenue	2,960,443	4,184,849	(1,224,406)
Loss from investment in joint ventures	(1,922,968)	(10,351,311)	8,428,343
Gain on sale of investment in joint venture	2,012,669	—	2,012,669
Gain on sale of vessels	303,943	—	303,943
Other income	117,288	—	117,288
Total revenue and other income	$20,773,185	$15,139,708	$5,633,477

Total revenue and other income for the 2016 Period increased $5,633,477, or 37.2%, as compared to the 2015 Period. The increase was primarily due to (i) a decrease in loss from investment in joint ventures due to a lower credit loss recorded by the joint ventures related to JAC during the 2016 Period as compared to the 2015 Period, (ii) a gain on sale of investment in joint venture as a result of the sale of our interests in ICON AET during the 2016 Period and (iii) a gain on sale of vessels as a result of the sale of the Aegean Express and the Cebu Trader during the 2016 Period. The increase was partially offset by decreases in (i) finance income primarily due to several prepayments by our borrowers and lessees during the 2015 Period, (ii) rental income due to no income recognition related to Swiber Offshore as collectability of monthly charter payments has been in doubt since July 2016 and (iii) time charter revenue due to lower charter rates during the 2016 Period as compared to the 2015 Period.

Expenses for the 2016 Period and the 2015 Period are summarized as follows:

	Nine Months Ended September 30,
	2016	2015	Change
Management fees	$809,578	$1,135,442	$(325,864)
Administrative expense reimbursements	843,590	1,068,138	(224,548)
General and administrative	1,864,053	2,077,060	(213,007)
Interest	2,516,884	3,100,451	(583,567)
Depreciation	4,803,018	6,543,215	(1,740,197)
Credit loss, net	—	4,848,978	(4,848,978)
Impairment loss	8,323,643	10,440,129	(2,116,486)
Vessel operating	3,248,348	3,420,581	(172,233)
Litigation expense	1,209,000	—	1,209,000
Total expenses	$23,618,114	$32,633,994	$(9,015,880)

Total expenses for the 2016 Period decreased $9,015,880, or 27.6%, as compared to the 2015 Period. The decrease was primarily due to decreases in (i) the credit loss related to Patriot Coal that was recorded during the 2015 Period, of which there was no corresponding loss recorded during the 2016 Period, (ii) impairment loss due to the impairment loss recorded in the 2016 Period related to the Swiber Chateau that was allocated entirely to Swiber as compared to the impairment loss recorded during the 2015 Period related to the Aegean Express and the Cebu Trader, (iii) depreciation on the Aegean Express and the Cebu Trader after impairment losses were recorded during 2015, which resulted in a lower depreciable base and (iv) interest expense as a result of scheduled repayments on our non-recourse long-term debt, and satisfying our non-recourse long-term debt related to Cenveo Corporation ("Cenveo") resulting from its prepayment during the 2015 Period. These decreases were partially offset by our share of the litigation settlement payment related to ICON EAR that was recorded in the 2016 Period.
Net (Loss) Income Attributable to Noncontrolling Interests
Net (loss) income attributable to noncontrolling interests changed by $8,762,672, from net income of $3,106,286 in the 2015 Period to a net loss of $5,656,386 in the 2016 Period. The change was primarily due to the allocation of the entire impairment loss related to the Swiber Chateau to Swiber during the 2016 Period.
Net Income (Loss) Attributable to Fund Twelve
As a result of the foregoing factors, net income (loss) attributable to us for the 2016 Period and the 2015 Period was $2,811,457 and $(20,600,572), respectively. Net income (loss) attributable to us per weighted average additional Share outstanding for the 2016 Period and the 2015 Period was $7.99 and $(58.55), respectively.

Financial Condition
This section discusses the major balance sheet variances at September 30, 2016 compared to December 31, 2015.
Total Assets
Total assets decreased $38,089,102, from $188,181,529 at December 31, 2015 to $150,092,427 at September 30, 2016. The decrease was primarily due to (i) the use of cash to pay distributions to our members and noncontrolling interests, (ii) the use of cash to repay our non-recourse long-term debt and (iii) the impairment loss related to the Swiber Chateau during the 2016 Period. These decreases were partially offset by gains recognized from the sale of certain of our investments and income generated from our investments during the 2016 Period.
Current Assets
Current assets increased $13,306,939, from $22,423,057 at December 31, 2015 to $35,729,996 at September 30, 2016. The increase was primarily a result of proceeds received from the prepayment by Premier Trailer and from the sale of certain non-current investments during the 2016 Period.
Total Liabilities
Total liabilities decreased $5,167,310, from $62,493,259 at December 31, 2015 to $57,325,949 at September 30, 2016. The decrease was primarily due to the repayment of our non-recourse long-term debt and the payment of certain accrued liabilities during the 2016 Period.

Current Liabilities
Current liabilities increased $20,966,174, from $8,362,050 at December 31, 2015 to $29,328,224 at September 30, 2016. The increase was primarily due to the event of default on the senior debt related to Siva, which resulted in the reclassification of the outstanding balance to current liabilities, and the seller’s credit that is due to Swiber in March 2017.
Equity
Equity decreased $32,921,792, from $125,688,270 at December 31, 2015 to $92,766,478 at September 30, 2016. The decrease was primarily due to distributions to our members and noncontrolling interests during the 2016 Period, partially offset by our net income during the 2016 Period.

Liquidity and Capital Resources
Summary
At September 30, 2016 and December 31, 2015, we had cash and cash equivalents of $17,810,643 and $8,404,092, respectively. Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of September 30, 2016, the cash reserve was $1,738,435. During our liquidation period, which commenced on May 1, 2014, we expect our main sources of cash will be from the collection of income and principal on our notes receivable and finance leases and proceeds from the sale of assets held directly by us or indirectly by our joint ventures and our main use of cash will be for distributions to our members and noncontrolling interests. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we meet our debt obligations, pay distributions to our members and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.
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
Cash Flows
Operating Activities
Cash provided by operating activities decreased $614,550, from $16,632,965 in the 2015 Period to $16,018,415 in the 2016 Period. The decrease was primarily due to less cash receipts from operations in the 2016 Period as compared to the 2015 Period, partially offset by less cash being used to settle the amount due to our Manager during the 2016 Period as a result of a reduction in expenses paid on our behalf by our Manager since 2014 and an increase in the collection on finance leases as a result of the prepayment by D&T.
Investing Activities
Cash provided by investing activities increased $2,801,147, from $25,362,399 in the 2015 Period to $28,163,546 in the 2016 Period. The increase was primarily due to proceeds received from the sale of our interests in ICON AET and from the sale of the Aegean Express and the Cebu Trader during the 2016 Period, partially offset by a decrease in principal received on notes receivable due to several prepayments during the 2015 Period.
Financing Activities
Cash used in financing activities decreased $3,591,228, from $38,366,638 in the 2015 Period to $34,775,410 in the 2016 Period. The decrease was primarily due to the prepayment on our non-recourse long-term debt associated with Cenveo during the 2015 Period as a result of the prepayment of a secured term loan by Cenveo, partially offset by an increase in distributions to our members and noncontrolling interests during the 2016 Period as compared to the 2015 Period.
Non-Recourse Long-Term Debt
We had non-recourse long-term debt obligations at September 30, 2016 and December 31, 2015 of $42,857,167 and $47,439,115, respectively. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of September 30, 2016 and December 31, 2015, the total carrying value of assets subject to non-recourse long-term debt was $81,896,820 and $87,131,546, respectively.
At September 30, 2016, we were in compliance with the covenants related to our non-recourse long-term debt.
Distributions

We, at our Manager’s discretion, paid monthly distributions to each of our additional members beginning with the first month after each such member’s admission through the end of our operating period, which was April 30, 2014. We paid distributions of $232,986, $23,065,617 and $6,778,260 to our Manager, additional members and noncontrolling interests, respectively, during the 2016 Period. During our liquidation period, we have paid and will continue to pay distributions in accordance with the terms our LLC Agreement. We expect that distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments.

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
In connection with certain debt obligations, we are required to maintain restricted cash accounts with certain banks. At September 30, 2016, we had restricted cash of $3,078,161, which is presented within other non-current assets in our consolidated balance sheets.
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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2016, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.
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
Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell or repurchase any Shares during the three months ended September 30, 2016.
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

10.2
Loan Modification Agreement, dated as of March 31, 2013, by and between California Bank & Trust and ICON Leasing Fund Twelve, LLC(Incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 22, 2013).

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

November 10, 2016

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap Managing Director
(Principal Financial and Accounting Officer)