Form 10-K
period 2016-12-31
ICON LEASING FUND TWELVE, LLC
filed 2017-03-30
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2016
or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-53189

ICON Leasing Fund Twelve Liquidating Trust
(Exact name of registrant as specified in its charter)

Delaware	81-7012783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)
(212) 418-4700
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.*

Yes ☐	No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*

Yes ☐	No ☐
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
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Not applicable. There is no established market for the beneficial interests of the registrant.

Number of outstanding beneficial interests of the registrant on March 27, 2017 is 348,335.

DOCUMENTS INCORPORATED BY REFERENCE
None.

*ICON Leasing Fund Twelve Liquidating Trust is the transferee of the assets and liabilities of ICON Leasing Fund Twelve, LLC and files reports under the Commission file number for ICON Leasing Fund Twelve, LLC.

ICON Leasing Fund Twelve Liquidating Trust

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

Item 1. Business
Our History
ICON Leasing Fund Twelve Liquidating Trust (the “Liquidating Trust”), a Delaware statutory trust, was transferred all of the assets and liabilities of ICON Leasing Fund Twelve, LLC (the “LLC” or “Fund Twelve”), a Delaware limited liability company, as of December 31, 2016. When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” or similar terms refer to (i) the LLC and its consolidated subsidiaries for all periods prior to the transfer of the assets and liabilities of the LLC to the Liquidating Trust and (ii) the Liquidating Trust and its consolidated subsidiaries as of December 31, 2016 and thereafter. The terms "LLC" and "Liquidating Trust" are interchangeable, as the context so requires, when used in this Annual Report on Form 10-K.

Prior to the transfer of the assets and liabilities of the LLC to the Liquidating Trust, the manager of the LLC was ICON Capital, LLC, a Delaware limited liability company (the “Manager”). As of December 31, 2016 and thereafter, our Manager became the managing trustee of the Liquidating Trust (the “Managing Trustee”). The terms “Manager” and “Managing Trustee” are interchangeable, as the context so requires, when used in this Annual Report on Form 10-K.

The Liquidating Trust is governed by a Liquidating Trust Agreement (the "Trust Agreement") that appointed our Manager as Managing Trustee of the Liquidating Trust. Prior to the transfer of the assets and liabilities of the LLC to the Liquidating Trust, the LLC’s assets included investments in ICON Radiance, LLC, ICON Siva, LLC, ICON Victorious, LLC, ICON Mauritius MI, LLC, ICON Mauritius MI II, LLC, ICON Blackhawk, LLC, ICON Murray VII, LLC and a subordinated term loan to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, "TMA"). These investments, as well as all other assets and liabilities of the LLC, were transferred to the Liquidating Trust from the LLC on December 31, 2016 in order to reduce expenses and to maximize potential distributions to beneficial owners of the Liquidating Trust.  On December 31, 2016, all Shares (as defined below) were exchanged for an equal number of beneficial interests (the “Interests”) in the Liquidating Trust.

Our Managing Trustee manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions. Additionally, our Managing Trustee has a 1% interest in our profits, losses, distributions and liquidation proceeds.

Our offering period commenced on May 7, 2007 and ended on April 30, 2009. We offered shares of limited liability company interests (“Shares”) on a “best efforts” basis with the intention of raising up to $410,800,000 of capital. Our initial closing date was May 25, 2007 (the “Commencement of Operations”), the date on which we raised $1,200,000. Through the end of our offering period on April 30, 2009, we sold 348,826 Shares, representing $347,686,947 of capital contributions and admitted 6,503 additional members.  In addition, pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of December 31, 2016, the cash reserve was $1,738,435.  Through December 31, 2016, we repurchased 491 Shares pursuant to our repurchase plan.  Beginning with the Commencement of Operations through April 30, 2009, we paid $26,995,024 of sales commissions to third parties, $5,488,440 of organizational and offering expenses to our Managing Trustee and $6,748,756 of dealer-manager fees to CION Securities, LLC, our dealer-manager in the offering and an affiliate of our Managing Trustee.

Our operating period commenced on May 1, 2009 and ended on April 30, 2014. Our liquidation period commenced on May 1, 2014, during which we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business.

 In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) pertaining to transactions amongst entities under common control, the financial position and results of operations of the LLC are presented as those of the Liquidating Trust retroactively to the beginning of the earliest period presented.

Our Business
We operated as an equipment leasing and finance program in which the capital our beneficial owners invested was pooled together to make investments, pay fees and establish a small reserve.  We primarily acquired equipment subject to lease, purchased equipment and leased it to third-party end users or financed equipment for third parties and, to a lesser degree, acquired ownership rights to items of leased equipment at lease expiration.  Some of our equipment leases were acquired for cash and were expected to provide current cash flow, which we refer to as “income” leases.  For our other equipment leases, we financed the majority of the purchase price through borrowings from third parties.  We refer to these leases as “growth” leases.  These growth leases generated little or no current cash flow because substantially all of the rental payments we received from the lessee were used to service the indebtedness associated with acquiring or financing the lease.  For these leases, we anticipated that the future value of the leased equipment would exceed our cash portion of the purchase price.

We divide the life of the LLC into three distinct phases:

(1)	Offering Period: The period during which we offered and sold Shares to investors. We invested most of the net proceeds from the sale of Shares in equipment leases and other financing transactions.

(2)
Operating Period: After the close of the offering period, we reinvested the cash generated from our investments to the extent that cash was not needed for our expenses, reserves and distributions to beneficial owners. Effective April 30, 2014, we completed our operating period.

(3)
Liquidation Period:  On May 1, 2014, we commenced our liquidation period, during which we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business. On December 31, 2016, the LLC transferred all of its assets and liabilities to the Liquidating Trust.

At December 31, 2016 and 2015, we had total assets of $131,086,803 and $188,181,529, respectively.  For the year ended December 31, 2016, we had five lessees that accounted for 78.3% of our total rental and finance income of $20,920,499. Net loss attributable to us for the year ended December 31, 2016 was $3,689,159.  For the year ended December 31, 2015, we had four lessees that accounted for 66.0% of our total rental and finance income of $27,774,920.  Net loss attributable to us for the year ended December 31, 2015 was $21,713,695.  For the year ended December 31, 2014, we had two lessees that accounted for 62.1% of our total rental and finance income of $82,137,543.  Net income attributable to us for the year ended December 31, 2014 was $59,880,331. Our time charter revenue for the years ended December 31, 2016, 2015 and 2014 was solely generated from two vessels that we operated and leased on a time charter basis.

At December 31, 2016, our portfolio, which we hold either directly or through joint ventures, consisted of the following investments:

Marine Vessels

•	A 51% ownership interest in a 300-man accommodation and work barge, the Swiber Chateau (f/k/a the Swiber Victorious), which was subject to a 96-month bareboat charter that expired in March 2017.

•
A 75% ownership interest in two LPG tanker vessels, the EPIC Bali and the EPIC Borneo (f/k/a the SIVA Coral and the SIVA Pearl, respectively) (collectively, the “EPIC Vessels”), which are subject to eight-year bareboat charters that expire in March 2022 and April 2022, respectively.

•	A 75% ownership interest in an offshore supply vessel, the Crest Olympus, which is subject to a 10-year bareboat charter that expires in June 2024.
Mining Equipment

•	A 60% ownership interest in mining equipment that is subject to two 48-month leases that expire in February 2018.

•	A 55.817% ownership interest in mining equipment that is subject to a 36-month lease that expires in September 2017.
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

•	A subordinated term loan to TMA, secured by, among other things, a first priority security interest in and earnings from platform supply vessels, which matures in August 2019.
For a discussion of the significant transactions that we engaged in during the years ended December 31, 2016, 2015 and 2014, please refer to “Item 7. Managing Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information
We engaged in one business segment, the business of purchasing equipment and leasing it to third parties, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.

Competition
The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. When we made our investments we competed, and as we seek to liquidate our portfolio we compete, with a variety of competitors including other equipment leasing and finance funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Such competitors may have been and/or may be in a position to offer equipment to prospective customers on financial terms that were or are more favorable than those that we could offer or that we can offer in liquidating our portfolio, which may have affected our ability to make our investments and may affect our ability to liquidate our portfolio, in each case, in a manner that would enable us to achieve our investment objectives. In addition, increased competition in the equipment financing business has caused us to encounter significant challenges. Specifically, we suffered from increasing competition over the last few years from larger alternative lenders that had not historically competed with us for investment opportunities. For additional information about our competition, please see “Item 1A. Risk Factors.”

Employees
We have no direct employees.  Our Managing Trustee has full and exclusive control over our management and operations.

Available Information
Our Annual Report on Form 10-K, our most recent Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our Managing Trustee's internet website at http://www.iconinvestments.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).  The information contained on our Managing Trustee’s website is not deemed part of this Annual Report on Form 10-K.  Our reports are also available on the SEC’s website at http://www.sec.gov.

Financial Information Regarding Geographic Areas
Certain of our investments generate revenue in geographic areas outside of the United States.  For additional information, see Note 15 to our consolidated financial statements.

Item 1A. Risk Factors
We are subject to a number of risks.  Careful consideration should be given to the following risk factors, in addition to the other information included in this Annual Report.  The risks and uncertainties described below are not the only ones we may face.  Each of these risk factors could adversely affect our business operating results and/or financial condition, as well as adversely affect the value of an investment in our Interests.  In addition to the following disclosures, please refer to the other information contained in this Annual Report, including the consolidated financial statements and the related notes.

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

The Internal Revenue Service (the “IRS”) may have deemed the majority of your distributions to be a return of capital for tax purposes during our early years.  Distributions would be deemed to be a return of capital for tax purposes to the extent that we are distributing cash in an amount greater than our taxable income.  The fact that the IRS deems distributions to be a return of capital in part and we report an adjusted tax basis to you on Schedule K-1 or Grantor Trust Statement, as applicable, is not an indication that we are performing greater than or less than expectations and cannot be utilized to forecast what your final return might be.

You may not receive distributions every month and, therefore, you should not rely on distributions from your Interests as a source of income.
You should not rely on distributions from your Interests as a source of income. During the liquidation period, which commenced on May 1, 2014, although we expect that lump sums will be distributed from time to time if and when financially significant assets are sold, regularly scheduled distributions will decrease because there will be fewer investments available to generate cash flow.

Our assets may be plan assets for ERISA purposes, which could subject our Managing Trustee to additional restrictions on its ability to operate our business with respect to all beneficial owners.
The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the Internal Revenue Code of 1986, as amended (the “Code”), may apply what is known as the look-through rule to an investment in our Interests.  Under that rule, the assets of an entity in which a qualified plan or IRA has made an equity investment may constitute assets of the qualified plan or IRA.  If you are a fiduciary of a qualified plan or IRA, you should consult with your advisors and carefully consider the effect of that treatment if the look-through rule is applied.  If the look-through rule were to apply, our Managing Trustee may be viewed as an additional fiduciary with respect to the qualified plan or IRA to the extent of any decisions relating to the undivided interest in our assets represented by the Interests held by such qualified plan or IRA.  This could result in some restriction on our Managing Trustee’s willingness to engage in transactions that might otherwise be in the best interest of all beneficial owners due to the strict rules of ERISA regarding fiduciary actions.

Our Managing Trustee established an estimated value per Interest of $189.97 as of December 31, 2016. You should not rely on the estimated value per Interest as being an accurate measure of the current value of our Interests or an indicator of any future value of our Interests.
Our Managing Trustee established an estimated value per Interest of $189.97 for our Interests as of December 31, 2016. Our Managing Trustee’s objective in determining the estimated value per Interest was to arrive at a value, based on the most recent information practically available, which it believed was reasonable, including the fair values for certain of our assets and liabilities as determined by Duff & Phelps, LLC ("Duff & Phelps"), a third party independent valuation and consulting firm engaged by our Managing Trustee. However, the market for our assets can fluctuate quickly and substantially and values are expected to change in the future and may decrease.

As with any valuation methodology, the methodologies used to determine the estimated value per Interest are based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different market participants using different estimates and assumptions could derive different estimated values. The estimated value per Interest may also not represent the price that our Interests would trade at on a national securities exchange, the amount realized in a sale, merger or liquidation or the amount you would realize in a private sale of Interests.

The estimated value per Interest was calculated as of a specific date and is expected to fluctuate over time in response to future events, including, but not limited to, changes in market interest rates, changes in economic, market and regulatory conditions, the prospects of the asset sectors in general or in particular, or the special purpose vehicles in which the assets may be held, rental and growth rates, returns on competing investments, changes in administrative expenses and other costs, the amount of distributions paid on our Interests, and the factors specified in this “Item 1A. Risk Factors.” There is no assurance that the methodologies used to calculate the estimated value per Interest would be acceptable to the Financial Industry Regulatory Authority, Inc. or in compliance with ERISA guidelines with respect to their respective reporting requirements.

You have limited voting rights and are required to rely on our Managing Trustee to make all of our investment decisions and achieve our investment objectives.
Our Managing Trustee will make all of our investment decisions, including determining the investments we made and the dispositions we make.  Our success will depend upon the quality of the investment decisions our Managing Trustee makes, particularly relating to our investments in equipment and the realization of such investments.  You are not permitted to take part in managing, establishing or changing our investment objectives or policies.

The decisions of our Managing Trustee may be subject to conflicts of interest.
The decisions of our Managing Trustee may be subject to various conflicts of interest arising out of its relationship to us and our affiliates.  Our Managing Trustee could be confronted with decisions in which it will, directly or indirectly, have an economic incentive to place its interests or the interests of its affiliates above ours.  As of December 31, 2016, our Managing Trustee is the managing trustee or investment manager for four other public equipment leasing and finance funds.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”  These conflicts may include, but are not limited to:

•	our Managing Trustee may have received more fees for making investments in which we incurred indebtedness to fund these investments than if indebtedness was not incurred;

•	our Trust Agreement does not prohibit our Managing Trustee or any of our affiliates from competing with us for investments or engaging in other types of business;

•	our Managing Trustee may have had opportunities to earn fees for referring a prospective investment opportunity to others;

•	the lack of separate legal representation for us and our Managing Trustee and lack of arm’s-length negotiations regarding compensation payable to our Managing Trustee;

•
our Managing Trustee is our tax matters partner and is able to negotiate with the IRS to settle tax disputes that would bind us and you that might not be in your best interest given your individual tax situation; and

•	our Managing Trustee can make decisions as to when and whether to sell a jointly-owned asset when the co-owner is another business it manages.

The investment committee of our Managing Trustee is not independent.
Any conflicts in determining and allocating investments between us and our Managing Trustee, or between us and another fund managed by our Managing Trustee, were resolved by our Managing Trustee’s investment committee, which also serves as our investment committee and the investment committee for other funds managed by our Managing Trustee and its affiliates.  Since all of the members of our Managing Trustee’s investment committee are officers of our Managing Trustee and are not independent, matters determined by such investment committee, including conflicts of interest between us, our Managing Trustee and our affiliates involving investment opportunities, may not have been as favorable to us as they would be if independent members were on the committee.  Generally, if an investment was appropriate for more than one fund, our Managing Trustee’s investment committee allocated the investment to a fund (which includes us) after taking into consideration at least the following factors:

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

Notwithstanding the foregoing, our Managing Trustee’s investment committee may have made exceptions to these general policies when, in our Managing Trustee’s judgment, other circumstances made application of these policies inequitable or economically undesirable.

Our Managing Trustee’s officers and employees manage other businesses and will not devote their time exclusively to managing us and our business and we may face additional competition for time and capital because neither our Managing Trustee nor its affiliates are prohibited from raising money for or managing other entities that pursue the same types of investments that we targeted.
We do not employ our own full-time officers, trustees or employees.  Instead, our Managing Trustee supervises and controls our business affairs. Our Managing Trustee’s officers and employees are also officers and employees of our Managing Trustee’s affiliates.  In addition to sponsoring and managing us and other public equipment leasing and financing funds, our Managing Trustee and its affiliates currently sponsor, manage and/or distribute other investment products, including, but not limited to, a business development company.

As a result, the time and resources that our Managing Trustee’s and its affiliates’ officers and employees devote to us may be diverted and during times of intense activity in other investment products that our Managing Trustee and its affiliates manage, sponsor or distribute, such officers and employees may devote less time and resources to our business than would be the case if we had separate officers and employees.  In addition, we may have competed with any such investment entities for the same investment opportunities.

Our Managing Trustee and its affiliates have received and will continue to receive expense reimbursements and fees from us and those reimbursements and fees were likely to exceed the income portion of distributions paid to you during our early years.
Before paying any distributions to you, we have reimbursed and will continue to reimburse our Managing Trustee and its affiliates for expenses incurred on our behalf, and paid or pay our Managing Trustee and its affiliates fees for acquiring, managing, and realizing our investments. The expense reimbursements and fees of our Managing Trustee and its affiliates were established by our Managing Trustee in compliance with the North American Securities Administrators Association guidelines for publicly offered, finite-life equipment leasing and finance funds (the “NASAA Guidelines”) in effect on May 7, 2007 and are not based on arm’s-length negotiations, but are subject to the limitations set forth in our Trust Agreement.  Nevertheless, the amount of these expense reimbursements and fees was likely to exceed the income portion of distributions paid to you in our early years.

In general, expense reimbursements and fees were or are paid without regard to the amount of our distributions to our beneficial owners, and regardless of the success or profitability of our operations.  Some of those fees and expense reimbursements were or will be required to be paid as we acquired our portfolio and incurred or incur expenses, such as accounting and interest expenses, even though we may not yet have received revenues from all of our investments.  This lag between the time when we paid or must pay fees and expenses and the time when we received or receive revenues might have resulted in losses to us especially during our early years, which our Managing Trustee believes is typical for funds such as us.

Furthermore, we borrowed a significant portion of the purchase price of some of our investments.  This use of indebtedness permitted us to make more investments than if borrowings were not utilized.  As a consequence, we have paid and may continue to pay greater fees to our Managing Trustee than if no indebtedness were incurred because management and acquisition fees were or are based upon the gross payments earned or receivable from, or the purchase price (including any indebtedness incurred) of, our investments.  Also, our Managing Trustee will determine the amount of cash reserves that we will maintain for future expenses or contingencies.  The reimbursement of expenses, payment of fees or creation of reserves could adversely affect our ability to pay distributions to our beneficial owners.

Our Managing Trustee and its affiliates may have difficulty managing their growth, which may divert their resources and limit their ability to expand their operations successfully.
The amount of assets that our Managing Trustee and its affiliates manage has grown substantially since our Managing Trustee was formed in 1985. Our Managing Trustee and its affiliates intend to continue to sponsor and manage, as applicable, funds similar to and different from us that may be sponsored and managed concurrently with us and they expect to experience further growth in their respective assets under management.  Our Managing Trustee’s future success will depend on the ability of its and its affiliates’ officers and key employees to implement and improve their operational, financial and managerial controls, reporting systems and procedures, and manage a growing number of assets and investment funds.  However, they may not implement improvements to their managerial information and control systems in an efficient or timely manner and they may discover deficiencies in their existing systems and controls.  Thus, our Managing Trustee’s and its affiliates' anticipated growth may place a strain on their administrative and operations infrastructure, which could increase their costs and reduce their efficiency and could negatively impact our operations, business and financial condition.

Operational risks may disrupt our business and result in losses.
We may face operational risk from errors made in the execution, confirmation or settlement of transactions.  We may also face operational risk from our transactions not being properly recorded, evaluated or accounted for.  We rely heavily on our Managing Trustee’s financial, accounting, and other software systems.  If any of these systems fail to operate properly or become disabled, we could suffer financial loss and a disruption of our business.  In addition, we are highly dependent on our Managing Trustee’s information systems and technology.  There can be no assurance that these information systems and technology will be able to accommodate our Managing Trustee’s and its affiliates' growth or that the cost of maintaining such systems will not increase from its current level.  A failure to accommodate growth, or an increase in costs related to such information systems, could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.  Furthermore, we depend on the headquarters of our Managing Trustee, which are located in New York City, for the operation of our business.  A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, may have an adverse impact on our ability to continue to operate our business without interruption, which could have a material adverse effect on us.  Although we have disaster recovery programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for any losses.  Finally, we rely on third-party service providers for certain aspects of our business, including certain accounting and financial services.  Any interruption or deterioration in the performance of these third parties could impair the quality of our operations and could adversely affect our business and result in losses.

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
Our Managing Trustee is required to evaluate our internal controls over financial reporting in order to allow its management to report on our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC thereunder, which we refer to as “Section 404.” During the course of testing, our Managing Trustee may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.  In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404.  We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations.  If we are not able to complete our annual evaluations required by Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC.  As a result, we may be required to incur costs in improving our internal controls system and the hiring of additional personnel.  Any such action could negatively affect our results of operations and the achievement of our investment objectives.

We are subject to certain reporting requirements and are required to file certain periodic reports with the SEC.
We are subject to reporting requirements under the Securities Exchange Act of 1934, as amended, including, but not limited to, the filing of current, quarterly and annual reports. Public funds sponsored by our Managing Trustee have been and are subject to the same requirements. If we experience delays in the filing of our reports, our investors may not have access to timely information concerning us, our operations, and our financial results.

Your ability to institute a cause of action against our Managing Trustee and its affiliates is limited by our Trust Agreement.
Our Trust Agreement provides that neither our Managing Trustee nor any of its affiliates will have any liability to us for any loss we suffer arising out of any action or inaction of our Managing Trustee or an affiliate if our Managing Trustee or its affiliate determined, in good faith, that the course of conduct was in our best interests and did not constitute negligence or misconduct. As a result of these provisions in our Trust Agreement, your right to institute a cause of action against our Managing Trustee may be more limited than it would be without these provisions.

Business Risks
Our business has been and could continue to be hurt by economic downturns.
Our business is affected by a number of economic factors, including, but not limited to, the level of economic activity in the markets in which we operate.  A decline in economic activity in the United States or internationally could materially affect our financial condition and results of operations.  The equipment leasing and financing industry is influenced by factors such as interest rates, inflation, employment rates and other macroeconomic factors over which we have no control.  Any decline in economic activity as a result of these factors could result in a decrease in our profitability.

Uncertainties associated with the equipment leasing and financing industry may have an adverse effect on our business and may adversely affect our ability to give you any economic return from our Interests or a complete return of your capital.
There are a number of uncertainties associated with the equipment leasing and financing industry that may have an adverse effect on our business and may adversely affect our ability to pay distributions to you that will, in total, be equal to a return of all of your capital, or provide for any economic return from our Interests.  These include, but are not limited to:

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

In addition to business uncertainties, our investments may be affected by political, social, and economic uncertainty affecting a country or region.  Many financial markets are not as developed or as efficient as those in the U.S. and, as a result, liquidity may be reduced and price volatility may be higher.  The legal and regulatory environment may also be different, particularly with respect to bankruptcy and reorganization.  Financial accounting standards and practices may also differ and there may be less publicly available information with respect to such companies.  While our Managing Trustee considers these factors when making investment decisions, no assurance can be given that we will be able to fully avoid these risks or generate sufficient risk-adjusted returns.

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
We have invested in joint ventures with other businesses our Managing Trustee and its affiliates manage, as well as with unrelated third parties.  Investing in joint ventures involves additional risks not present when making investments in equipment that are wholly owned by us.  These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture may be required to guarantee all of the joint venture’s obligations.  Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with our investment objectives and want to manage the joint venture in ways that do not maximize our return.  Among other things, actions by a co-investor might subject investments that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement.  Also, when none of the co-investors control a joint venture, there might be a stalemate on decisions, including when to sell the equipment or the prices or terms of a loan or lease.  Finally, while we typically have the right to buy out the other co-investor’s interest in the equipment in the event of a sale, we may not have the resources available to do so.  These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

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

Some of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than either we or our Managing Trustee and its affiliates have.  In addition, our competitors may have been and/or may be in a position to offer equipment to prospective customers on other terms that were or are more favorable than those that we could offer or that we will be able to offer as we liquidate our portfolio, which may have affected our ability to make investments and may affect our ability to liquidate our portfolio, in each case, in a manner that would enable us to achieve our investment objectives.

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
We expect that, for federal income tax purposes, we will not be treated as the owner and lessor of the equipment that we invested in through our lending activities.  Based on our expected level of activity with respect to these types of financings, we expect that the IRS will treat us as being in the trade or business of lending.  Generally, trade or business income can be considered passive activity income.  However, because we expect that the source of funds we lent to others was the capital contributed by our beneficial owners and the funds generated from our operations (rather than money we borrow from others), you may not be able to offset your share of our passive activity losses from our leasing activities with your share of our interest income from our lending activities. Instead, your share of our interest income from our lending activities would be taxed as portfolio income.

You may incur tax liability in excess of the distributions you receive in a particular year.
In any particular year, your tax liability from owning our Interests may exceed the distributions you receive from us.  While we expect that your net taxable income from owning our Interests for most years will be less than your distributions in those years, to the extent any of our debt is repaid with income or proceeds from equipment sales, taxable income could exceed the amount of distributions you receive in those years.  Additionally, a sale of our investments may result in taxes in a given year that are greater than the amount of cash from the sale, resulting in a tax liability in excess of distributions.  Further, due to the operation of the various loss disallowance rules, in a given tax year you may have taxable income when, on a net basis, we have a loss, or you may recognize a greater amount of taxable income than your share of our net income because, due to a loss disallowance, income from some of our activities cannot be offset by losses from some of our other activities.

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
Your ability to deduct your share of our losses is limited to the amounts that you have at risk from owning our Interests. This is generally the amount of your investment, plus any profit allocations and minus any loss allocation and distributions. This determination is further limited by a tax rule that applies the at-risk rules on an activity-by-activity basis, further limiting losses from a specific activity to the amount at risk in that activity.  Based on the tax rules, we expect that we will have multiple activities for purposes of the at-risk rules.  Specifically, our lending activities must be analyzed separately from our leasing activities, and our leasing activities must be further divided into separate year-by-year groups according to the tax year the equipment is placed in service.  As such, you cannot aggregate income and loss from our separate activities for purposes of determining your ability to deduct your share of our losses under the at-risk rules.

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

The IRS may allocate more taxable income or less loss to you than our Trust Agreement provides.
The IRS might successfully challenge our allocations of taxable income or losses.  If so, the IRS would require reallocation of our taxable income and loss, resulting in an allocation of more taxable income or less loss to you than our Trust Agreement allocates.

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
You may be required to pay alternative minimum tax in connection with owning our Interests since you will be allocated a proportionate share of our tax preference items.  Our Managing Trustee’s operation of our business affairs may lead to other adjustments that could also increase your alternative minimum tax.  In addition, the IRS could take the position that all or a portion of our lending activities are not a trade or business, but rather an investment activity.  If all or a portion of our lending activities are not considered to be a trade or business, then a portion of our management fees could be considered investment expenses rather than trade or business expenses.  To the extent that a portion of our fees are considered investment expenses, that portion of such fees would not be deductible for alternative minimum tax purposes and would be subject to a limitation for regular tax purposes.  Alternative minimum tax is treated in the same manner as the regular income tax for purposes of making estimated tax payments.

You may incur state and foreign tax liabilities and have an obligation to file state or foreign tax returns.
You may be required to file tax returns and pay foreign, state or local taxes, such as income, franchise or personal property taxes, as a result of an investment in our Interests, depending upon the laws of the jurisdictions in which the equipment that we own is located.

Any adjustment to our tax return as a result of an audit by the IRS may result in adjustment to your tax return.
If we adjust our tax return as a result of an IRS audit, such adjustment may result in an examination of other items in your returns unrelated to us, or an examination of your tax returns for prior years.  You could incur substantial legal and accounting costs in contesting any challenge by the IRS, regardless of the outcome.  Further, because you will be treated for federal income tax purposes as a beneficial owner in a trust by investing in our Interests, an audit of our tax return could potentially lead to an audit of your individual tax return.  Finally, under certain circumstances, the IRS may automatically adjust your personal return without the opportunity for a hearing if it adjusts our tax return.

Some of the distributions paid with respect to our Interests will be a return of capital, in whole or in part, which will complicate your tax reporting and could cause unexpected tax consequences at liquidation.
As we depreciate our investments in leased equipment over the term of our existence and/or borrowers repay the loans we made to them, it is very likely that a portion of each distribution paid by us will be considered a return of capital, rather than income.  Therefore, the dollar amount of each distribution should not be considered as necessarily being all income to you.  As your capital in our Interests is reduced for tax purposes over the life of your investment, you will not receive a lump sum distribution upon liquidation that equals the purchase price you paid for our Interests, such as you might expect if you had purchased a bond.  Also, payments made upon our liquidation will be taxable to the extent that such payments are not a return of capital.

As you receive distributions throughout the life of your investment, you will not know at the time of the distribution what portion of the distribution represents a return of capital and what portion represents income.  The Schedule K-1 statement you have received, and the Grantor Trust Statement that you will continue to receive, from us each year has specified and will specify the amounts of capital and income you received throughout the prior year.

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
We neither own nor lease office space or any other real property in our business at the present time.
Item 3. Legal Proceedings
In the ordinary course of conducting our business, we may be subject to certain claims, suits, and complaints filed against us.  In our Managing Trustee’s opinion, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations.  We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Overview

Number of Beneficial Owners as of
Title of Class	March 27, 2017
Managing Trustee (as a beneficial owner)	1
Additional beneficial owners	8,649

We, at our Managing Trustee's discretion, paid monthly distributions to each of our beneficial owners beginning the first month after each such beneficial owner was admitted to the LLC through the end of our operating period, which was on April 30, 2014. During our liquidation period through December 31, 2016, we paid distributions in accordance with the terms of our LLC Agreement. We expect that distributions paid through the Liquidating Trust will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments. We paid distributions to additional beneficial owners totaling $33,391,113, $37,944,866 and $25,257,603 for the years ended December 31, 2016, 2015 and 2014, respectively. Additionally, we paid our Managing Trustee distributions of $337,284, $383,282 and $255,127 for the years ended December 31, 2016, 2015 and 2014, respectively.

Our Interests are not publicly traded and there is no established public trading market for our Interests. Given that it is unlikely that any such market will develop, our Interests are generally considered illiquid. Even if an additional beneficial owner is able to sell our Interests, the price received may be less than our estimated value (“Estimated Value”) per Interest indicated below.

Our Estimated Value per Interest as of December 31, 2016 (the “Valuation Date”) has been determined to be $189.97 per Interest. The Estimated Value per Interest is based upon the estimated fair value of our assets less the estimated fair value of our liabilities as of the Valuation Date, divided by the total number of our Interests outstanding as of the Valuation Date. To the extent an investment is owned by a joint venture, we only include our share of assets and liabilities based on our ownership percentage in such joint venture.*  The information used to generate the Estimated Value per Interest, including, but not limited to, market information, investment and asset-level data and other information provided by third parties, was the most recent information practically available as of the Valuation Date. This Estimated Value per Interest is provided to assist (i) plan fiduciaries in fulfilling their annual valuation obligations as required by ERISA and (ii) broker-dealers that participated in our offering of Interests in meeting their customer account statement reporting obligations as required by the Financial Industry Regulatory Authority, Inc. (“FINRA”).

The Estimated Value per Interest was calculated by our Managing Trustee primarily based on the fair values provided by Duff & Phelps, a third-party independent valuation and consulting firm engaged by our Managing Trustee to provide material assistance related to the valuation of certain of our assets and liabilities, as further described below. The engagement of Duff & Phelps was approved by our Managing Trustee. Duff & Phelps is a global valuation and corporate finance advisor with expertise in complex valuation.

Process and Methodology

Our Managing Trustee established the Estimated Value per Interest as of the Valuation Date primarily based on the fair values of certain of our assets and liabilities provided by Duff & Phelps. In arriving at its fair value, Duff & Phelps utilized valuation methodologies that both our Managing Trustee and Duff & Phelps believe are standard and acceptable in the equipment financing industry for the types of assets and liabilities held by us. The valuation was performed in accordance with standard industry practice and the provisions of NASD Rule 2340 and FINRA Rule 2310.

[*] An investment or a long-term debt obligation described in this Item 5 may not be consolidated and presented on our consolidated balance sheet as of December 31, 2016, but rather included as part of investment in joint ventures on our consolidated balance sheet as of December 31, 2016.

The basis of fair values provided by Duff & Phelps are in accordance with the definition of fair value in Accounting Standards Codification 820. For an investment that was classified as asset held for sale, the fair value is the expected sale price based on third-party bids less estimated cost to sell.

A summary of the methodology used by Duff & Phelps, as well as the assumptions and limitations of their work for us and of our determination of the Estimated Value, are presented below.

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

Valuation of Notes Receivable

The estimated fair value of a note receivable at the Valuation Date was derived by applying the DCF method. Under the DCF method, the discount rate reflects the risks associated with the borrower and the time value of money, and was applied to the projected cash flows associated with the note receivable. The discounted projected cash flows included all unpaid principal, interest, and fee payments for the scheduled term period of the note receivable. An analysis of the borrower was conducted to determine viability of payment and total debt coverage, as well as to ascertain the borrower's risk level, with such considerations reflected in the implied discount rate used in discounting the cash flows. The estimated fair value at the Valuation Date of two notes receivable with the same borrower estimated by our Managing Trustee was zero as no recovery is expected based on a third party bid to purchase the assets collateralizing the notes receivable.

The discount rates used ranged from 24.4% to 25.9%.

Valuation of Operating Leases

The estimated fair value of our operating leases at the Valuation Date was derived by applying the DCF method to projected cash flows that included all lease payments, fees and residual value assumptions for purchase at the end of the lease term. Under the DCF method, the projected cash flows were discounted at the Valuation Date using discount rates reflecting the risks associated with the asset and the time value of money.

The discount rates used ranged from 11.2% to 13.0%.

Valuation of Finance Leases

The estimated fair value of our finance leases at the Valuation Date was derived by applying the DCF method to projected cash flows that included all lease payments, fees and residual value assumptions for purchase at the end of the lease term. Under the DCF method, the projected cash flows were discounted at the Valuation Date using discount rates reflecting the risks associated with the asset and the time value of money.

The discount rates used ranged from 9.1% to 12.9%.

Valuation of Long-term Obligations

The estimated fair value at the Valuation Date of our long-term obligations was derived by applying the DCF method to the projected cash flows accruing to each obligation, using a discount rate reflecting the risks associated with each such obligation and the time value of money. The discounted projected cash flows included all unpaid principal, interest, and fee payments for the scheduled term period of the obligation. An analysis of the borrower was conducted to determine viability of payment, total debt coverage as well as to ascertain the borrower's risk level, with such considerations reflected in the implied discount rate used in discounting the cash flows.

The discount rates used ranged from 5.3% to 12.2%.

Cash, Other Assets and Other Liabilities

Cash, other assets and other liabilities (collectively, “Other Net Assets”) include our share of items of tangible or monetary value as of the Valuation Date. The fair values of Other Net Assets as of the Valuation Date were estimated by our Managing Trustee to approximate their carrying values because of their nature or short-term maturities. Excluded from Other Net Assets is our share of deferred financing costs, prepaid assets and deferred revenue, which our Managing Trustee estimated as having a minimal fair value as of the Valuation Date.

Assumptions and Limitations

As with any valuation methodology, the methodologies used to determine our Estimated Value per Interest are based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different market participants using different estimates and assumptions could derive different estimated values. Our Estimated Value per Interest may also not represent the price that our Interests would trade at on a national securities exchange, the amount realized in a sale, merger or liquidation, or the amount an additional beneficial owner would realize in a private sale of our Interests.

The Estimated Value per Interest calculated by our Managing Trustee is based on economic, market and other conditions and the information available to us and Duff & Phelps as of the Valuation Date. The Estimated Value per Interest is expected to fluctuate over time in response to future events, including, but not limited to, changes in market interest rates, changes in economic, market and regulatory conditions, the prospects of the asset sectors in general or in particular, or the special purpose vehicles in which the assets may be held, rental and growth rates, returns on competing investments, changes in administrative expenses and other costs, the amount of distributions paid on our Interests and the factors specified in “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K. The Estimated Value per Interest may also change as a result of changes in the circumstances of the risks associated with each investment.

There is no assurance that the methodologies used to calculate the Estimated Value per Interest would be acceptable to FINRA or in compliance with guidelines promulgated under ERISA with respect to their respective reporting requirements.

Our Managing Trustee is ultimately and solely responsible for the establishment of our Estimated Value per Interest. In arriving at its determination of the Estimated Value per Interest, our Managing Trustee considered all information provided in light of its own familiarity with our assets and liabilities and the estimated fair values recommended by Duff & Phelps.

We currently expect that our next Estimated Value per Interest will be based upon our assets and liabilities as of December 31, 2017 and such value will be included in our Annual Report on Form 10-K for the year ending December 31, 2017. We intend to publish an updated Estimated Value per Interest annually in our subsequent Annual Reports on Form 10-K.

Item 6. Selected Financial Data
The selected financial data should be read in conjunction with “Item 7. Managing Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2016	2015	2014	2013	2012
Total revenue and other income	$24,412,939	$21,125,866	$91,260,207	$55,789,444	$67,532,393
Net (loss) income attributable to Fund Twelve Liquidating Trust	$(3,689,159)	$(21,713,695)	$59,880,331	$(9,377,469)	$(28,009,680)
Net (loss) income attributable to Fund Twelve Liquidating Trust allocable to additional beneficial owners	$(3,652,267)	$(21,496,558)	$59,281,528	$(9,283,695)	$(27,729,583)
Net (loss) income attributable to Fund Twelve Liquidating Trust allocable to Managing Trustee	$(36,892)	$(217,137)	$598,803	$(93,774)	$(280,097)

Weighted average number of additional beneficial interests outstanding	348,335	348,335	348,335	348,361	348,544
Net (loss) income attributable to Fund Twelve Liquidating Trust per weighted average additional beneficial interest outstanding	$(10.48)	$(61.71)	$170.19	$(26.65)	$(79.56)
Distributions to additional beneficial owners	$33,391,113	$37,944,866	$25,257,603	$25,953,936	$33,634,797
Distributions per weighted average additional beneficial interest outstanding	$95.86	$108.93	$72.51	$74.50	$96.50
Distributions to Managing Trustee	$337,284	$383,282	$255,127	$262,158	$339,749

	December 31,
	2016	2015	2014	2013	2012
Total assets	$131,086,803	$188,181,529	$267,429,193	$244,226,508	$365,787,022
Non-recourse long-term debt and seller's credit	$54,590,508	$60,186,848	$71,491,784	$102,922,419	$180,276,813
Beneficial owners' equity	$64,035,440	$101,452,996	$161,494,839	$126,497,651	$158,539,531

Item 7. Managing Trustee's Discussion and Analysis of Financial Condition and Results of Operations

Our Managing Trustee’s Discussion and Analysis of Financial Condition and Results of Operations relates to our consolidated financial statements and should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.  Statements made in this section may be considered forward-looking. These statements are not guarantees of future performance and are based on current expectations and assumptions that are subject to risks and uncertainties.  Actual results could differ materially because of these risks and assumptions, including, among other things, factors discussed in “Part I. Forward-Looking Statements” and “Item 1A. Risk Factors” located elsewhere in this Annual Report on Form 10-K.

Overview

We operated as an equipment leasing and finance program in which the capital our beneficial owners invested was pooled together to make investments, pay fees and establish a small reserve. We primarily acquired equipment subject to lease, purchased equipment and leased it to third-party end users or financed equipment for third parties and, to a lesser degree, acquired ownership rights to items of leased equipment at lease expiration.  Some of our equipment leases were acquired for cash and were expected to provide current cash flow, which we refer to as “income” leases.  For our other equipment leases, we financed the majority of the purchase price through borrowings from third parties.  We refer to these leases as “growth” leases.  These growth leases generated little or no current cash flow because substantially all of the rental payments we received from the lessee were used to service the indebtedness associated with acquiring or financing the lease.  For these leases, we anticipated that the future value of the leased equipment would exceed our cash portion of the purchase price.

Our Managing Trustee manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our Trust Agreement.

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

The Liquidating Trust is governed by the Trust Agreement that appointed our Manager as Managing Trustee of the Liquidating Trust. Prior to the transfer of the assets and liabilities of the LLC to the Liquidating Trust, the LLC’s assets included investments in ICON Radiance, LLC, ICON Siva, LLC, ICON Victorious, LLC, ICON Mauritius MI, LLC, ICON Mauritius MI II, LLC, ICON Blackhawk, LLC, ICON Murray VII, LLC and a subordinated term loan to TMA. These investments, as well as all other assets and liabilities of the LLC, were transferred to the Liquidating Trust from the LLC on December 31, 2016 in order to reduce expenses and to maximize potential distributions to beneficial owners of the Liquidating Trust.  On December 31, 2016, all Shares were exchanged for an equal number of Interests in the Liquidating Trust.

The financial position and results of operations of the LLC are presented as those of the Liquidating Trust retroactively to the beginning of the earliest period presented.

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

Our Managing Trustee is cautiously optimistic that the U.S. economy’s recovery will continue throughout 2017 and into 2018. An overall improvement in the unemployment rate, which was 4.7% as of December 31, 2016, as well as price increases in energy and other commodities, have resulted in stock market gains and an increase in loan prices. However, continued increases in the U.S. dollar could have an adverse impact on net exports and energy and other commodity prices.

The equipment financing industry has encountered significant challenges over the past several years, as a result of, among other things, an unprecedented and prolonged weakness in global shipping and offshore markets. These challenges, among other factors, have caused us to record credit losses and/or impairment charges on certain of our investments (see “Significant Transactions” below).

Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2016, 2015 and 2014:

Telecommunications Equipment

 From July 15, 2010 through March 31, 2011, we purchased telecommunications equipment for $5,025,434 and simultaneously leased the equipment to Broadview Networks Holdings, Inc. and Broadview Networks Inc. (collectively, “Broadview”).  The base term of the four leases was for a period of 36 months, which commenced between August 1, 2010 and April 1, 2011.  On August 22, 2012, Broadview commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court in the Southern District of New York.  On November 14, 2012, Broadview completed a prepackaged restructuring, emerged from bankruptcy and affirmed all of our leases. During the year ended December 31, 2013, upon the expiration of three leases, Broadview purchased telecommunications equipment subject to the leases from us for an aggregate purchase price of $460,725. On March 31, 2014, upon the expiration of the fourth lease, Broadview purchased telecommunications equipment subject to the lease from us for $293,090. No gain or loss was recorded as a result of these sales.

Coal Drag Line

On July 9, 2012, Patriot Coal Corporation (“Patriot Coal”) and substantially all of its subsidiaries, including Magnum Coal Company, LLC (“Magnum”), commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court in the Southern District of New York. On March 11, 2013, we amended our lease with Magnum to expire on August 1, 2015. The terms of the amendment resulted in the reclassification of the lease from an operating lease to a finance lease. On May 12, 2015, Patriot Coal commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court for the Eastern District of Virginia. On July 24, 2015, Patriot Coal notified us that it was terminating the lease prior to its expiration date and that it would not be making the balloon payment of $4,866,000 due at the end of the lease term. After extensive negotiations, we agreed with Patriot Coal to extend the term of the lease by one month with an additional lease payment of $150,000 and to reduce the balloon payment to $700,000, subject to the bankruptcy court’s approval. As a result, the finance lease was placed on non-accrual status and a credit loss of $4,151,594 was recorded during the three months ended June 30, 2015. After obtaining the bankruptcy court’s approval, our bankruptcy claim against Patriot Coal was strengthened from an unsecured claim to an administrative claim. In August 2015, title to the leased equipment was transferred to Patriot Coal upon our receipt of the additional lease payment and the reduced balloon payment. For the years ended December 31, 2015 and 2014, we recognized finance income of $159,694 (of which $150,000 was recognized on a cash basis) and $46,057, respectively. No gain or loss was recognized as a result of the sale of leased equipment.

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

On March 24, 2009, we and Swiber entered into a joint venture owned 51% by us and 49% by Swiber for the purpose of purchasing a 300-man accommodation and work barge, the Swiber Chateau (f/k/a the Swiber Victorious). Simultaneously with the purchase, the barge was chartered to Swiber Offshore Marine Pte. Ltd., an affiliate of Swiber (“Swiber Offshore”), for 96 months, which expired on March 23, 2017. The Swiber Chateau was purchased for $42,500,000, which was funded by (i) a $19,125,000 equity investment from us, (ii) an $18,375,000 contribution-in-kind by Swiber and (iii) a $5,000,000 subordinated, non-recourse and unsecured payable from Swiber. The payable bore interest at 3.5% per year and is recorded within seller’s credits on our consolidated balance sheets.  If a default occurs under the charter, the joint venture will not be required to pay to Swiber principal and interest outstanding under the payable.  Swiber Holdings, the parent company of Swiber and Swiber Offshore (together with Swiber and Swiber Offshore, the “Swiber Group”), guarantees the payment and performance obligations of Swiber Offshore and its affiliates under all transaction documents.

During the three months ended June 30, 2016, we obtained a third-party appraisal indicating that the fair market value of the barge as of June 27, 2016 was $17,875,000, which was below the net carrying value. As a result, we performed an impairment test on the barge. Based on such test, we recorded an impairment loss of $5,218,643 during the three months ended June 30, 2016. Swiber Offshore has also failed to make its monthly charter payments to the joint venture since July 2016. Pursuant to the joint venture’s operating agreement, in the event that, among other things, (i) there is a default by Swiber Offshore under the charter, or (ii) the fair market value of the barge is less than $21,000,000, all of Swiber’s interests in the distributions, net cash flow, net profits and net proceeds resulting from the joint venture will be subordinate to our rights in such distributions, net cash flow, net profits and net proceeds until such time that we have received in distribution the return of the full amount of our contribution to the joint venture and a return at a monthly compounded rate equal to 15.51% per year.  As the then current fair market value of the barge was less than $21,000,000, our Managing Trustee concluded that, commencing June 27, 2016, Swiber’s rights to the distributions, net cash flow, net profits and net proceeds are subordinated and Swiber should incur first loss resulting from the joint venture until we achieve our return described above. Accordingly, the impairment loss recorded as of June 30, 2016 of $5,218,643 was allocated entirely to Swiber, the noncontrolling interest holder. As a result, the impairment loss had no impact on the net income attributable to us for the six months ended June 30, 2016.

On July 27, 2016, Swiber Holdings filed a petition in Singapore to wind up and liquidate the company. On July 29, 2016, Swiber Holdings withdrew its petition for winding up and liquidation and submitted an application for court-supervised judicial management. In November 2016, we obtained an updated third-party appraisal indicating that the fair market value of the barge decreased to $14,770,000, which was below the net carrying value. As a result, we recorded an additional impairment loss of $3,105,000 during the three months ended September 30, 2016, which was allocated entirely to Swiber. The impairment loss had no impact on the net income attributable to us for the three months ended September 30, 2016.

On November 28, 2016, Swiber Offshore filed an application for voluntary winding up and liquidation. Subsequently, our Managing Trustee has engaged in discussions with the court-appointed judicial manager of Swiber Holdings to, among other things, communicate our intention to sell the barge. During the three months ended December 31, 2016, our Managing Trustee commenced the process of marketing the barge for sale and it is currently engaged in negotiations with several interested parties. As of December 31, 2016, the barge met the criteria to be classified as asset held for sale on our consolidated balance sheets and we recorded an additional impairment loss of $7,170,000 during the three months ended December 31, 2016 to write down the barge to its estimated fair value less cost to sell of $7,600,000. Swiber was only allocated $383,329 of such additional impairment loss because the balance of its noncontrolling interest in the joint venture had been reduced to zero. As a result, the remaining additional impairment loss of $6,786,671 was allocated to us during the three months ended December 31, 2016. Upon expiration of the charter on March 23, 2017, the joint venture’s obligation to pay to Swiber principal and interest outstanding under the payable of $5,000,000 was extinguished pursuant to the purchase and charter agreement due to, among other things, Swiber Offshore’s existing defaults on the charter. A gain of $5,000,000 from the extinguishment of the payable will be allocated entirely to us during the three months ending March 31, 2017.

On March 29, 2011, we and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), an entity also managed by our Managing Trustee, entered into a joint venture, ICON AET Holdings, LLC ("ICON AET"), which was owned 25% by us and 75% by Fund Fourteen, for the purpose of acquiring two aframax tankers and two very large crude carriers (the "VLCCs", and collectively with the aframax tankers, the "AET Vessels"). Our contribution to the joint venture was $12,166,393. The aframax tankers, the Eagle Otome and the Eagle Subaru, were each acquired for $13,000,000 and were simultaneously bareboat chartered to AET Inc. Limited (“AET”) for a period of three years.  The VLCCs, the Eagle Vermont and the Eagle Virginia, were each acquired for $72,000,000 and were simultaneously bareboat chartered to AET for a period of 10 years. On April 14, 2014 and May 21, 2014, upon expiration of the leases with AET, ICON AET sold the aframax tankers to third-party purchasers for an aggregate price of $14,821,890. As a result, ICON AET recognized an aggregate gain on sale of assets of $2,229,932. Our share of such gain was $557,483, which is included within income from investment in joint ventures on our consolidated statements of comprehensive (loss) income. On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON AET for net sales proceeds of $48,798,058. As a result, we recorded a gain on sale of investment in joint venture of $2,012,669.

On April 1, 2014, the Aegean Express and the Cebu Trader (f/k/a the Arabian Express) were returned to us in accordance with the terms of the charters. Upon redelivery, the bareboat charters were terminated and we assumed the underlying time charters for the vessels. As we assumed operational responsibility of the vessels, we simultaneously contracted with Fleet Ship Management Inc. to manage the vessels on our behalf. Accordingly, these vessels were reclassified to Vessels on our consolidated balance sheets.

During the year ended December 31, 2015, based on (i) the upcoming time charter expirations with no expectation that such charters would be renewed or timely replaced with new longer-term charter agreements and (ii) then current low time charter rates in the market, our Managing Trustee performed impairment analyses and concluded that the carrying values of the Aegean Express and the Cebu Trader were not recoverable and that impairment existed. Our Managing Trustee estimated the fair market values of the vessels based on third-party valuations using a sales comparison approach. Based upon our Managing Trustee’s assessment, the net book values of the Aegean Express and the Cebu Trader exceeded their estimated undiscounted cash flows and their fair values and, as a result, we recognized an aggregate impairment loss of $11,149,619 for the year ended December 31, 2015.

As of June 30, 2016, the Aegean Express and the Cebu Trader met the criteria to be classified as assets held for sale and no further depreciation was recorded on the vessels. In September 2016, the Aegean Express and the Cebu Trader were sold to unaffiliated third parties for a gross purchase price of $3,000,000 and $3,200,000, respectively. After deducting selling costs of $353,444, we recorded an aggregate gain on sale of $303,943 during the year ended December 31, 2016.

On March 21, 2014, a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), an entity also managed by our Managing Trustee, through two indirect subsidiaries, entered into memoranda of agreement to purchase the EPIC Vessels from Foreguard Shipping I Global Ships Ltd. (f/k/a Siva Global Ships Limited) (“Foreguard Shipping”) for an aggregate purchase price of $41,600,000. The EPIC Bali and the EPIC Borneo were delivered on March 28, 2014 and April 8, 2014, respectively. The EPIC Vessels were bareboat chartered to an affiliate of Foreguard Shipping for a period of eight years upon the delivery of each respective vessel. The EPIC Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan from DVB Group Merchant Bank (Asia) Ltd. (“DVB”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit.

On June 12, 2014, a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen purchased an offshore supply vessel from Pacific Crest Pte. Ltd. (“Pacific Crest”) for $40,000,000. Simultaneously, the vessel was bareboat chartered to Pacific Crest for 10 years. The vessel was acquired for approximately $12,000,000 in cash, $26,000,000 of financing through a senior secured loan from DVB and $2,000,000 of financing through a subordinated, non-interest-bearing seller’s credit.

Manufacturing Equipment

During 2008, ICON EAR, LLC (“ICON EAR”), a joint venture owned 55% by us and 45% by ICON Leasing Fund Eleven Liquidating Trust (formerly, ICON Leasing Fund Eleven, LLC) ("Fund Eleven"), an entity also managed by our Managing Trustee, purchased and simultaneously leased semiconductor manufacturing equipment to Equipment Acquisition Resources, Inc. (“EAR”) for $15,729,500. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR seeking the recovery of the lease payments that the trustee alleged were fraudulently transferred from EAR to ICON EAR. The complaint also sought the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that ICON EAR received as security in connection with its investment. Our Managing Trustee filed an answer to the complaint that included certain affirmative defenses. Since that time, substantial discovery was completed.

During the year ended December 31, 2014, ICON EAR sold its only remaining asset consisting of real property for $207,937. No material gain or loss was recorded as a result of this sale. Prior to the sale, ICON EAR recognized an impairment charge of $70,412 based on the then estimated fair value less cost to sell the real property.

Given the risks, costs and uncertainty surrounding litigation in bankruptcy, our Managing Trustee engaged in mediation with the trustee to resolve this matter, which resulted in a tentative settlement in May 2016 subject to bankruptcy court approval. On July 5, 2016, the U.S. Bankruptcy Court approved the settlement. The settlement released all claims against ICON EAR, Fund Eleven and us for an aggregate settlement payment of $3,100,000. As a result, we recorded our proportionate share of the litigation settlement expense of $1,209,000 during the three months ended March 31, 2016. The settlement amount was paid on July 15, 2016.

On January 4, 2012, MW Universal, Inc. (“MWU”) and certain of its subsidiaries satisfied their obligations relating to two of the three lease schedules. On August 20, 2012, we sold the automotive manufacturing equipment subject to lease with LC Manufacturing, LLC, a wholly-owned subsidiary of MWU (“LC Manufacturing”), and terminated warrants issued to us for aggregate proceeds of $8,300,000. As a result, based on our 93.67% ownership interest in ICON MW, LLC (“ICON MW”), our joint venture with Fund Eleven, we received proceeds in the amount of $7,774,610 and recognized a loss on the sale of $88,786. In addition, our Managing Trustee evaluated the collectability of the personal guaranty of a previous owner of LC Manufacturing and, based on the findings, ICON MW recorded a credit loss of $5,411,484, of which our portion was $5,068,937. In February 2013, ICON MW commenced an action against the guarantor. On October 5, 2015, ICON MW received summary judgment against the guarantor on the issue of liability. A hearing to determine damages was held in July 2016. In September 2016, the court referee issued a report recommending a judgment in favor of ICON MW for (i) $5,660,000 in damages; (ii) $120,000 in attorney's fees; and (iii) $540,000 in prejudgment interest. The court confirmed the report and the recommended judgment in January 2017.

Mining Equipment

On September 12, 2013, a joint venture owned by us, Fund Eleven and ICON ECI Fund Sixteen (“Fund Sixteen”), an entity also managed by our Managing Trustee, purchased mining equipment for $15,106,570. The equipment was subject to a 24-month lease with Murray Energy Corporation and certain of its affiliates (collectively, “Murray”). On December 1, 2013 and February 1, 2014, Fund Sixteen contributed capital of $933,678 and $1,725,517, respectively, to the joint venture, inclusive of acquisition fees. Subsequent to Fund Sixteen’s second capital contribution, the joint venture was owned 13.2% by us, 67% by Fund Eleven and 19.8% by Fund Sixteen.  As a result, we received corresponding returns of capital.  The lease was scheduled to expire on September 30, 2015, but was extended for one month with an additional lease payment of $635,512. On October 29, 2015, Murray purchased the equipment pursuant to the terms of the lease for $2,991,400. As a result, a gain on sale of assets of $448,710 was recognized by the joint venture, of which our share was $59,230. Pursuant to a remarketing agreement with a third party, the joint venture paid an aggregate remarketing fee of $766,466 as part of the transaction.

On March 4, 2014, a joint venture owned 60% by us, 15% by Fund Fourteen, 15% by Fund Fifteen and 10% by Fund Sixteen purchased mining equipment from an affiliate of Blackhawk Mining, LLC (“Blackhawk”). Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of $25,359,446 was funded by $17,859,446 in cash and $7,500,000 of non-recourse long-term debt with People’s Capital and Leasing Corp. (“People’s Capital”). The loan bears interest at a rate of 6.5% per year and matures on February 1, 2018.  On October 27, 2015, the joint venture amended the lease with Blackhawk to waive Blackhawk’s breach of a financial covenant during the nine months ended September 30, 2015 in consideration for a partial prepayment of $3,502,514, which included an amendment fee of $75,000. In addition, corresponding amendments were made to certain payment and repurchase provisions of the lease to account for the partial prepayment.  On December 8, 2015 and December 7, 2016, the joint venture further amended the lease with Blackhawk to, among other things, add, revise and/or waive Blackhawk’s breach of certain financial covenants and received additional amendment fees of $75,000 and $150,000, respectively.

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

Notes Receivable
On June 29, 2009, we and Fund Fourteen entered into a joint venture for the purpose of making secured term loans in the aggregate amount of $20,000,000 to INOVA Rentals Corporation (f/k/a ARAM Rentals Corporation) and INOVA Seismic Rentals Inc. (f/k/a ARAM Seismic Rental Inc.) (collectively, the “INOVA Borrowers”), which were scheduled to mature on August 1, 2014. In 2011, we exchanged our 52.09% ownership interest in the joint venture for our proportionate share of the notes receivable owned by the joint venture, which was subsequently deconsolidated and then terminated. The loans bore interest at 15% per year and were secured by a first priority security interest in all analog seismic system equipment owned by the INOVA Borrowers, among other collateral. On January 31, 2014, the INOVA Borrowers satisfied their obligations in connection with the loans by making a prepayment of $1,671,858. No material gain or loss was recorded as a result of this transaction.

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

On February 29, 2012, we made a secured term loan in the amount of $2,000,000 to VAS Aero Services, LLC (“VAS”) as part of a $42,755,000 term loan facility. The loan bore interest at variable rates ranging between 12% and 14.5% per year and matured on October 6, 2014. The loan was secured by a second priority security interest in all of VAS’s assets. During the year ended December 31, 2014, VAS experienced financial hardship resulting in its failure to make the final monthly payment under the loan as well as the balloon payment due on the maturity date. Our Managing Trustee engaged in discussions with VAS, VAS’s owners, the senior creditor and other second lien creditors in order to put in place a viable restructuring or refinancing plan. In December 2014, this specific plan to restructure or refinance fell through. While discussions on other options were still ongoing, our Managing Trustee determined that we should record a credit loss reserve based on an estimated liquidation value of VAS’s inventory and accounts receivable. As a result, the loan was placed on non-accrual status and a credit loss reserve of $631,986 was recorded during the year ended December 31, 2014 based on our pro-rata share of the liquidation value of the collateral. The value of the collateral was based on a third-party appraisal using a sales comparison approach. In March 2015, the 90-day standstill period provided for in the loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continued to charge VAS forbearance fees. Although discussions among the parties were still ongoing, these factors resulted in our Managing Trustee making a determination to record an additional credit loss reserve of $362,665 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. The forced liquidation value of the collateral was primarily based on a third-party appraisal using a sales comparison approach. On July 23, 2015, we sold all of our interest in the loan to GB Loan, LLC (“GB”) for $268,975. As a result, we recorded an additional credit loss of $334,719 during the three months ended June 30, 2015 prior to the sale. No gain or loss was recognized as a result of the sale. In addition, we wrote off the credit loss reserve and corresponding balance of the loan of $1,329,370 during the year ended December 31, 2015. No finance income was recognized since the date the loan was considered impaired. Accordingly, no finance income was recognized for the year ended December 31, 2015. Finance income recognized on the loan prior to recording the credit loss reserve was $197,741 for the year ended December 31, 2014.

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

On November 28, 2012, we made a secured term loan in the amount of $4,050,000 to SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC (collectively, “SAE”) as part of an $80,000,000 term loan facility. The loan bore interest at 13.5% per year and was for a period of 48 months. The loan was secured by, among other things, a first priority security interest in all existing and thereafter acquired assets, including seismic testing equipment, of SAE and its parent company, SAExploration Holdings, Inc. (“SAE Holdings”), and a pledge of all the equity interests in SAE and SAE Holdings.  In addition, we acquired warrants, exercisable until December 5, 2022, to purchase 0.051% of the outstanding common stock of SAE Holdings. On October 31, 2013, we entered into an amendment to the loan agreement with SAE to amend certain provisions and covenant ratios. As a result of the amendment, we received an amendment fee of $30,687. On July 2, 2014, SAE satisfied its obligations in connection with the loan by making a prepayment of $4,591,523, comprised of all outstanding principal, accrued interest and prepayment fees of $449,389. The prepayment fees were recognized as additional finance income. On July 21, 2014, we exercised the warrants and received net cash proceeds of $14,208, which resulted in a loss of $43,126 that was recorded in loss on derivative financial instruments.

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

On April 5, 2013, we made a secured term loan in the amount of $3,870,000 to Lubricating Specialties Company (“LSC”) as part of an $18,000,000 facility. The loan bore interest at 13.5% per year and was scheduled to mature on August 1, 2018.  The loan was secured by, among other things, a second priority security interest in LSC’s liquid storage tanks, blending lines, packaging equipment, accounts receivable and inventory. On December 30, 2016, LSC satisfied its obligations in connection with the loan by making a prepayment of $2,954,424, comprised of all outstanding principal, accrued interest and a prepayment fee of $57,930. The prepayment fee was recognized as additional finance income.

On December 22, 2011, a joint venture owned 25% by us and 75% by Fund Fourteen made a $20,124,000 subordinated term loan to JAC as part of a $171,050,000 term loan facility. Our initial contribution to this joint venture was $6,313,875. On May 15, 2013, a joint venture owned 21% by us, 39% by Fund Eleven and 40% by Fund Fifteen purchased a portion of a $208,038,290 subordinated credit facility for JAC from Standard Chartered for $28,462,500. Our initial contribution to this joint venture was $6,456,034.  The loan and the facility initially bore interest at rates ranging between 12.5% and 15% per year and mature in January 2021. As a result of JAC’s failure to make an expected payment that was due to the joint ventures during the three months ended March 31, 2015, the interest rate payable by JAC under the loan and the facility increased from 12.5% to 15.5%. The loan and the facility are secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

During 2015, JAC experienced liquidity constraints as a result of a general economic slow-down in China and India, which led to lower demand from such countries, as well as the price decline of energy and other commodities. As a result, JAC’s manufacturing facility ceased operations and JAC was not able to service interest payments under the loan and the facility. During the three months ended June 30, 2015, an expected tolling arrangement with JAC’s suppliers that would have allowed JAC’s manufacturing facility to resume operations did not commence as originally anticipated. Accordingly, our Managing Trustee determined that there was doubt regarding the joint ventures' ultimate collectability of the loan and the facility. Our Managing Trustee visited JAC’s manufacturing facility and engaged in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon such discussions, which included a potential conversion of a portion of the loan and the facility to equity and/or a restructuring of the loan and the facility, our Managing Trustee believed that the joint ventures may potentially not be able to recover approximately $13,500,000 to $47,300,000 of the outstanding balance due from JAC under the loan and the facility as of June 30, 2015. During the three months ended June 30, 2015, the joint ventures recognized a total credit loss of $33,264,710, which our Managing Trustee believed was the most likely outcome based upon the negotiations at the time. Our share of the total credit loss for the three months ended June 30, 2015 was $7,834,118. During the three months ended June 30, 2015, the joint ventures placed the loan and the facility on non-accrual status and ceased to recognize finance income. During the three months ended September 30, 2015, discussions among the senior lenders and certain other stakeholders of JAC regarding a restructuring plan ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated. As a result, JAC entered receivership on September 28, 2015. Our Managing Trustee reassessed the collectability of the loan and the facility by considering the following factors: (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. Our Managing Trustee also considered the proposed plan of converting a portion of the loan and the facility to equity and/or restructuring the loan and the facility in the event that JAC’s stakeholders recommenced discussions. Based upon such reassessment, our Managing Trustee believed that the joint ventures may potentially not be able to recover approximately $41,200,000 to $51,000,000 of the outstanding balance due from JAC under the loan and the facility prior to recording the initial total credit loss. During the three months ended September 30, 2015, the joint ventures recognized an additional total credit loss of $16,856,310, which our Managing Trustee believed was the most likely outcome derived from its reassessment. Our share of the total credit loss for the three months ended September 30, 2015 was $3,856,928.

In January 2016, our Managing Trustee engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Managing Trustee anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s manufacturing facility to recommence operations. Our Managing Trustee updated the collectability analysis under the loan and the facility as of December 31, 2015 and determined that comparable enterprise values derived from EBITDA multiples and trading prices of unsecured distressed debt in comparable industries each decreased. In addition, our Managing Trustee considered that, as of December 31, 2015, (i) a tolling arrangement with JAC’s suppliers did not commence as originally anticipated; (ii) no further discussions occurred between JAC, the joint ventures, the senior lenders and certain other stakeholders of JAC regarding a restructuring plan and (iii) JAC’s manufacturing facility continued to be non-operational. Based upon these factors, our Managing Trustee believed that the joint ventures’ ultimate collectability of the loan and the facility could result in less of a recovery from its prior estimate. As a result, our Managing Trustee determined to record an additional total credit loss of $10,137,863, which our Managing Trustee believed was the most likely outcome derived from its reassessment as of December 31, 2015. Our share of the total credit loss for the three months ended December 31, 2015 was $2,319,835. In July 2016, the tolling arrangement was finally implemented and the manufacturing facility resumed operations. Although our Managing Trustee believes that the marketability of JAC’s manufacturing facility should improve now that it has recommenced operations, our Managing Trustee does not anticipate that JAC will make any payments to the joint ventures while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could be up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Managing Trustee determined that the joint ventures’ ultimate collectability of the loan and the facility was further in doubt. As of June 30, 2016, our Managing Trustee updated its quarterly assessment and also considered the additional senior debt incurred by JAC, which has priority over the joint ventures’ loan and facility. Based upon this reassessment, our Managing Trustee determined that the joint ventures should fully reserve the outstanding balance of the loan and the facility due from JAC as of June 30, 2016. As a result, the joint ventures recorded an additional total credit loss of $10,137,863 for the three months ended June 30, 2016, of which our share was $2,319,835. During the fourth quarter of 2016, the Receiver formally commenced the process of marketing JAC’s manufacturing facility for sale. Our Managing Trustee continues to closely monitor the operations of JAC, the receivership process and the marketing process for sale of the manufacturing facility through regular communications with the Receiver and certain other stakeholders. The joint ventures did not recognize any finance income for the year ended December 31, 2016. For the years ended December 31, 2015 and 2014, the joint ventures recognized finance income of $2,136,688 and $7,356,011, respectively, prior to the loan and the facility being considered impaired. As of December 31, 2016 and 2015, the total net investment in notes receivable held by the joint ventures was $0 and $10,137,863, respectively, and our total investment in the joint ventures was $0 and $2,324,885, respectively.

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

On November 26, 2013, we, Fund Fifteen and a third-party creditor made a superpriority, secured term loan in the amount of $30,000,000 to Green Field Energy Services, Inc. and its affiliates (collectively, “Green Field”), of which our share was $7,500,000. The loan bore interest at LIBOR plus 10% per year and was scheduled to mature on August 26, 2014. The loan was secured by a superpriority security interest in all of Green Field’s assets. On March 18, 2014, Green Field satisfied its obligations in connection with the loan by making a prepayment of $7,458,047, comprised of all outstanding principal and accrued interest. No material gain or loss was recorded as a result of this transaction.

On June 17, 2014, we and Fund Fourteen entered into a secured term loan credit facility agreement with SeaChange Projects LLC (“SeaChange”) to provide a credit facility of up to $7,000,000, of which our commitment was $6,300,000. On June 20, 2014 and August 20, 2014, we funded $4,050,000 and $2,250,000, respectively. The facility was used to partially finance SeaChange’s acquisition and conversion of a containership vessel to meet certain time charter specifications of the Military Sealift Command of the Department of the United States Navy. The facility bore interest at 13.25% per year and was scheduled to mature on February 15, 2018. The facility was secured by, among other things, a first priority security interest in and earnings from the vessel and the equity interests of SeaChange. Due to SeaChange’s inability to meet certain requirements of the Department of the United States Navy, which resulted in the cancellation of the time charter, SeaChange was required to repay all outstanding principal and accrued interest under the facility in accordance with the loan agreement. On September 24, 2014, SeaChange satisfied its obligations by making a prepayment of $6,475,894, comprised of all outstanding principal and accrued interest.

On July 14, 2014, we, Fund Fourteen and Fund Fifteen (collectively, “ICON”) entered into a secured term loan credit facility agreement with TMA to provide a credit facility of up to $29,000,000 (the “ICON Loan”), of which our commitment of $21,750,000 was funded on August 27, 2014 (the “TMA Initial Closing Date”). The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at LIBOR, subject to a 1% floor, plus a margin of 17%.  Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. On November 24, 2014, ICON entered into an amended and restated senior secured term loan credit facility agreement with TMA pursuant to which an unaffiliated third party agreed to provide a senior secured term loan in the amount of up to $89,000,000 (the “Senior Loan”, and collectively with the ICON Loan, the “TMA Facility”) to acquire two additional vessels. The TMA Facility has a term of five years from the TMA Initial Closing Date. As a result of the amendment, the margin for the ICON Loan increased to 15% and repayment of the ICON Loan became subordinated to the repayment of the Senior Loan. The TMA Facility is secured by, among other things, a first priority security interest in the four vessels and TMA’s right to the collection of hire with respect to earnings from the sub-charterer related to the four vessels. As of December 31, 2016, our share of the collateral value, net of the balance of the Senior Loan, was estimated to be approximately $4,800,000. The amendment qualified as a new loan under U.S. GAAP and therefore, we wrote off the initial direct costs and deferred revenue associated with the ICON Loan of $674,014 as a charge against finance income. As a condition to the amendment and increased size of the TMA Facility, TMA was required to cause all four platform supply vessels to be under contract by March 31, 2015. Due to TMA’s failure to meet such condition, TMA has been in technical default and in payment default while available cash has been swept by the senior lender and applied to the Senior Loan in accordance with the loan agreement. As a result, the principal balance of the Senior Loan was paid down at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. Based on, among other things, TMA’s payment history and estimated collateral value as of December 31, 2016, our Managing Trustee continues to believe that all contractual interest and outstanding principal payments under the ICON Loan are collectible. As a result, we continue to account for our net investment in note receivable related to TMA on an accrual basis despite a portion of the outstanding balance being over 90 days past due. Interest on the ICON Loan is currently being accrued.

On September 24, 2014, we, Fund Fourteen, Fund Fifteen and Fund Sixteen entered into a secured term loan credit facility agreement with Premier Trailer Leasing, Inc. ("Premier Trailer") to provide a credit facility of up to $20,000,000, of which our commitment of $10,000,000 was funded on such date. The loan bore interest at LIBOR, subject to a 1% floor, plus 9% per year, and was for a period of six years. The loan was secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer. On August 9, 2016, Premier Trailer satisfied its obligations in connection with the loan by making a prepayment of $10,327,777, comprised of all outstanding principal, accrued interest and a prepayment fee of $200,000. The prepayment fee was recognized as additional finance income.

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

Acquisition Fees
We did not enter into any new transactions during the year ended December 31, 2016. In connection with the transactions that we entered into during the years ended December 31, 2015 and 2014, we paid acquisition fees to our Managing Trustee of $0 and $3,884,750, respectively.

Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. We adopted ASU 2014-15 on December 31, 2016, which did not have an effect on our consolidated financial statements.

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

Other Recent Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. This new revenue standard may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of adoption. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date (“ASU 2015-14”), which defers implementation of ASU 2014-09 by one year. Under such deferral, the adoption of ASU 2014-09 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted, but not before our original effective date of January 1, 2017. Our evaluation of the impact of the adoption of ASU 2014-09 on our consolidated financial statements is ongoing and our implementation efforts have included the identification of revenue within the scope of the guidance and the evaluation of applicable revenue contracts. We continue to evaluate the timing of recognition of various revenue; however, since a substantial portion of our revenue is recognized from our leasing contracts, which is subject to ASU 2016-02 (as defined below), such revenue is excluded from our evaluation of ASU 2014-09.

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

In October 2016, FASB issued ASU No. 2016-17, Consolidation (“ASU 2016-17”), which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in such entity held by related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. Under ASU 2016-17, a single decision maker is not required to consider indirect interests held by related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. The adoption of ASU 2016-17 becomes effective for us on January 1, 2017, including interim periods within that reporting period. Early adoption is permitted. As a result of our adoption of ASU 2015-02 on January 1, 2016, we are required to apply the amendments within ASU 2016-17 retrospectively to when we initially applied the amendments within ASU 2015-02. We are currently in the process of evaluating the impact of the adoption of ASU 2016-17 on our consolidated financial statements.

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The adoption of ASU 2016-18 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-18 using a retrospective transition method to each period presented. We are currently in the process of evaluating the impact of the adoption of ASU 2016-18 on our consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (“ASU 2017-01”), which clarifies the definition of a business. ASU 2017-01 sets forth requirements to be met for a set to be deemed a business and establishes a practical way to determine when a set is not a business. To be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output, and removes the evaluation of whether a market participant could replace missing elements. In addition, ASU 2017-01 narrows the definition of outputs and aligns such definition with how outputs are described within the revenue guidance. The adoption of ASU 2017-01 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted for transactions that occur before the issuance date or effective date of ASU 2017-01 to the extent that such transactions have not been reported in financial statements that have been issued or made available for issuance. We are currently in the process of evaluating the impact of the adoption of ASU 2017-01 on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Critical Accounting Policies
An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with U.S. GAAP requires our Managing Trustee to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of credit loss reserves, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

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

Our Managing Trustee has an investment committee that approves each new equipment lease and other financing transaction. As part of its process, the investment committee determines the estimated residual value, if any, to be used once the investment has been approved.  The factors considered in determining the estimated residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with our impairment review policy.

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

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying asset is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and we do not recover our residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Managing Trustee’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

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

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve
Our Managing Trustee monitors the ongoing credit quality of our financing receivables by (i) reviewing and analyzing a borrower’s financial performance on a regular basis, including review of financial statements received on a monthly, quarterly or annual basis as prescribed in the loan or lease agreement, (ii) tracking the relevant credit metrics of each financing receivable and a borrower’s compliance with financial and non-financial covenants, (iii) monitoring a borrower’s payment history and public credit rating, if available, and (iv) assessing our exposure based on the current investment mix. As part of the monitoring process, our Managing Trustee may physically inspect the collateral or a borrower’s facility and meet with a borrower’s management to better understand such borrower’s financial performance and its future plans on an as-needed basis.

As our financing receivables, generally notes receivable and finance leases, are limited in number, our Managing Trustee is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics. Our Managing Trustee does not use a system of assigning internal risk ratings to each of our financing receivables. Rather, each financing receivable is analyzed quarterly and categorized as either performing or non-performing based on certain factors including, but not limited to, financial results, satisfying scheduled payments and compliance with financial covenants. A financing receivable is usually categorized as non-performing only when a borrower experiences financial difficulties and has failed to make scheduled payments. Our Managing Trustee then analyzes whether the financing receivable should be placed on a non-accrual status, a credit loss reserve should be established or the financing receivable should be restructured. As part of the assessment, updated collateral value is usually considered and such collateral value can be based on a third party industry expert appraisal or, depending on the type of collateral and accessibility to relevant published guides or market sales data, internally derived fair value. Material events would be specifically disclosed in the discussion of each financing receivable held.

Financing receivables are generally placed on a non-accrual status when payments are more than 90 days past due. Additionally, our Managing Trustee periodically reviews the creditworthiness of companies with payments outstanding less than 90 days and based upon our Managing Trustee’s judgment, these accounts may be placed on a non-accrual status.

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

When our Managing Trustee deems it is probable that we will not be able to collect all contractual principal and interest on a non-performing financing receivable, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the financing receivable, and/or the collateral value of the asset underlying the financing receivable when financing receivable repayment is collateral dependent. If it is determined that the impaired value of the non-performing financing receivable is less than the net carrying value, we will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings.  We then charge off a financing receivable in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of the financing receivable.

Derivative Financial Instruments
We entered into derivative financial instruments for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on our non-recourse long-term debt. We entered into these instruments only for hedging underlying exposures. We did not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges. Certain derivatives did not meet the established criteria to be designated as qualifying accounting hedges, even though we believed that these were effective economic hedges.

We recognized all derivative financial instruments as either assets or liabilities on the consolidated balance sheets and measured those instruments at fair value. Changes in the fair value of such instruments were recognized immediately in earnings unless certain criteria were met. These criteria demonstrated that the derivative was expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and included an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria were met, which we documented and assessed at inception and on an ongoing basis, we recognized the changes in fair value of such instruments in accumulated other comprehensive income (loss) (“AOCI”), a component of equity on our consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives were recognized immediately in earnings.

Results of Operations for the Years Ended December 31, 2016 (“2016”) and 2015 (“2015”)
The following percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of the carrying value of such assets, finance income or rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Financing Transactions
The following tables set forth the types of assets securing the financing transactions in our portfolio:

	December 31,
	2016		2015
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Tanker vessels	$35,597,469	53%	$36,760,303	41%
Platform supply vessels	21,002,939	31%	21,002,939	23%
Mining equipment	10,273,851	16%	13,935,435	15%
Trailers	—	—	9,842,336	11%
Transportation	—	—	6,515,755	7%
Lubricant manufacturing equipment	—	—	2,668,887	3%
	$66,874,259	100%	$90,725,655	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During 2016 and 2015, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2016	2015
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	28%	24%
Foreguard Shipping I Global Ships Ltd.	Tanker vessels	28%	22%
Blackhawk Mining, LLC	Mining equipment	16%	17%
D&T Holdings, LLC	Transportation	14%	11%
		86%	74%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of comprehensive (loss) income.

Non-performing Assets within Financing Transactions

During 2015, we recorded an additional credit loss on our loan related to VAS of $697,384 prior to the sale of our interest in the loan to GB for $268,975 on July 23, 2015. No gain or loss was recognized as a result of the sale. No finance income was recognized since the date the loan was considered impaired during the three months ended December 31, 2014. Accordingly, no finance income was recognized in 2015 (see “Significant Transactions” above).

On May 12, 2015, Patriot Coal commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court for the Eastern District of Virginia. On July 24, 2015, Patriot Coal notified us that it was terminating the lease and that it would not be making the balloon payment of $4,866,000 due at the end of the lease term. After extensive negotiations, we agreed with Patriot Coal to extend the term of the lease by one month with an additional lease payment of $150,000 and to reduce the balloon payment to $700,000, subject to the bankruptcy court’s approval. As a result, the finance lease was placed on non-accrual status and a credit loss of $4,151,594 was recorded during 2015. In August 2015, title to the leased equipment was transferred to Patriot Coal upon our receipt of the additional lease payment and the reduced balloon payment. During 2015, we recognized finance income of $159,694 (of which $150,000 was recognized on a cash basis). No gain or loss was recognized during 2015 as a result of the sale of leased equipment (see “Significant Transactions” above).

Operating Lease Transactions
The following tables set forth the types of equipment subject to operating leases and charters in our portfolio:

	December 31,
	2016		2015
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Offshore oil field services equipment	$41,518,994	93%	$60,964,665	85%
Mining equipment	3,042,302	7%	4,778,814	7%
Vessels	—	—	5,720,000	8%
	$44,561,296	100%	$71,463,479	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost, vessels and asset held for sale as of each reporting date.

During 2016 and 2015, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2016	2015
Pacific Crest Pte. Ltd.	Offshore oil field services equipment	44%	33%
Swiber Holdings Limited	Offshore oil field services equipment	35%	52%
Murray Energy Corporation	Mining equipment	21%	15%
		100%	100%

Impaired Leased Assets within Operating Lease Transactions

Since July 2016, Swiber Offshore has failed to make its monthly charter payments to the joint venture. On July 27, 2016, Swiber Holdings filed a petition in Singapore to wind up and liquidate the company. On July 29, 2016, Swiber Holdings withdrew its petition for winding up and liquidation and submitted an application for court-supervised judicial management. During 2016, we obtained third-party appraisals indicating that the fair market value of the barge decreased below the net carrying value. As a result, we performed impairment analyses and recorded an aggregate impairment loss of $8,323,643 during the nine months ended September 30, 2016. As Swiber Offshore is in default of its obligations under the charter and the then current fair market value of the barge was less than $21,000,000, our Managing Trustee concluded that Swiber’s rights to the distributions, net cash flow, net profits and net proceeds are subordinated and Swiber should incur first loss resulting from the joint venture until we achieve our return pursuant to the joint venture’s operating agreement. As a result, the aggregate impairment loss was allocated entirely to Swiber, the noncontrolling interest holder.

On November 28, 2016, Swiber Offshore filed an application for voluntary winding up and liquidation. Subsequently, our Managing Trustee has engaged in discussions with the court-appointed judicial manager of Swiber Holdings to, among other things, communicate our intention to sell the barge. During the three months ended December 31, 2016, our Managing Trustee commenced the process of marketing the barge for sale and it is currently engaged in negotiations with several interested parties. As of December 31, 2016, the barge met the criteria to be classified as asset held for sale and we recorded an additional impairment loss of $7,170,000 during the three months ended December 31, 2016 to write down the barge to its estimated fair value less cost to sell of $7,600,000. Swiber was only allocated $383,329 of such additional impairment loss because the balance of its noncontrolling interest in the joint venture had been reduced to zero. As a result, the remaining additional impairment loss of $6,786,671 was allocated to us during the three months ended December 31, 2016. As of December 31, 2016 and 2015, the net carrying value of the barge was $7,600,000 and $24,528,856, respectively. During 2016 and 2015, we recognized rental income of $3,652,500 and $7,305,000, respectively (see “Significant Transactions” above).

During 2015, we recognized an aggregate impairment loss of $11,149,619 on our vessels related to the Aegean Express and the Cebu Trader based on impairment analyses performed by our Managing Trustee, which concluded that the carrying values of the Aegean Express and the Cebu Trader were not recoverable and that impairment existed. As of December 31, 2015, the net carrying value of such vessels was $5,720,000. In September 2016, the vessels were sold to unaffiliated third parties for an aggregate gross purchase price of $6,200,000. After deducting selling costs of $353,444, we recorded an aggregate gain on sale of $303,943 during 2016. During 2016 and 2015, we recognized time charter revenue of $2,982,466 and $5,361,706, respectively (see "Significant Transactions" above).

Revenue and other income for 2016 and 2015 is summarized as follows:

	Years Ended December 31,
	2016	2015	Change
Finance income	$10,444,370	$13,646,291	$(3,201,921)
Rental income	10,476,129	14,128,629	(3,652,500)
Time charter revenue	2,982,466	5,361,706	(2,379,240)
Loss from investment in joint ventures	(1,923,926)	(12,010,760)	10,086,834
Gain on sale of investment in joint venture	2,012,669	—	2,012,669
Gain on sale of vessels	303,943	—	303,943
Other income	117,288	—	117,288
Total revenue and other income	$24,412,939	$21,125,866	$3,287,073

Total revenue and other income for 2016 increased $3,287,073, or 15.6%, as compared to 2015. The increase was primarily attributable to (i) a decrease in loss from investment in joint ventures due to a lower credit loss recorded by the joint ventures related to JAC during 2016 as compared to 2015, (ii) a gain on sale of investment in joint venture as a result of the sale of our interests in ICON AET during 2016 and (iii) a gain on sale of vessels as a result of the sale of the Aegean Express and the Cebu Trader during 2016. The increase was partially offset by decreases in (a) rental income due to no income recognition related to Swiber Offshore as collectability of monthly charter payments has been in doubt since July 2016, (b) finance income primarily due to several prepayments by our borrowers and lessees during 2015 and (c) time charter revenue due to the sale of the Aegean Express and the Cebu Trader in September 2016, and lower charter rates related to such vessels during 2016 as compared to 2015.

Expenses for 2016 and 2015 are summarized as follows:

	Years Ended December 31,
	2016	2015	Change
Management fees	$944,577	$1,404,272	$(459,695)
Administrative expense reimbursements	1,214,904	1,744,189	(529,285)
General and administrative	2,516,058	2,692,895	(176,837)
Interest	3,374,848	4,009,417	(634,569)
Depreciation	5,865,927	8,405,354	(2,539,427)
Credit loss, net	—	4,848,978	(4,848,978)
Impairment loss	15,493,643	11,149,619	4,344,024
Vessel operating	3,278,094	4,402,857	(1,124,763)
Litigation settlement expense	1,209,000	—	1,209,000
Total expenses	$33,897,051	$38,657,581	$(4,760,530)

Total expenses for 2016 decreased $4,760,530, or 12.3%, as compared to 2015. The decrease was primarily attributable to (i) the credit losses related to Patriot Coal and VAS that were recorded during 2015, of which there were no corresponding losses recorded during 2016, (ii) lower depreciation recorded related to the Swiber Chateau, the Aegean Express and the Cebu Trader as such vessels were either no longer in operation or reclassified to assets held for sale at June 30, 2016, resulting in no further depreciation being recorded on such vessels, (iii) lower vessel operating expenses due to the sale of the Aegean Express and the Cebu Trader during 2016 compared to a full year of vessel operating expenses during 2015 and (iv) lower interest expense as a result of scheduled repayments on our non-recourse long-term debt, and satisfying our non-recourse long-term debt related to Cenveo resulting from its prepayment during 2015. These decreases were partially offset by an increase in impairment loss due to the impairment loss recorded in 2016 related to the Swiber Chateau, which was higher than the impairment loss recorded during 2015 related to the Aegean Express and the Cebu Trader, and our share of the litigation settlement payment related to ICON EAR that was recorded in 2016.

Net (Loss) Income Attributable to Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests changed by $9,976,933, from net income of $4,181,980 in 2015 to a net loss of $5,794,953 in 2016. The change was primarily due to the allocation of a portion of the impairment loss related to the Swiber Chateau to Swiber during 2016.

Net Loss Attributable to Fund Twelve Liquidating Trust
As a result of the foregoing factors, net loss attributable to us for 2016 and 2015 was $3,689,159 and $21,713,695, respectively. Net loss attributable to us per weighted average additional Interest outstanding for 2016 and 2015 was $10.48 and $61.71, respectively.

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

Financing Transactions
The following tables set forth the types of assets securing the financing transactions in our portfolio:

	December 31,
	2015		2014
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Tanker vessels	$36,760,303	41%	$37,998,931	29%
Platform supply vessels	21,002,939	23%	21,589,043	16%
Mining equipment	13,935,435	15%	22,184,672	17%
Trailers	9,842,336	11%	9,809,033	7%
Transportation	6,515,755	7%	8,360,217	6%
Lubricant manufacturing equipment	2,668,887	3%	2,703,292	2%
Energy equipment	—	—	11,473,409	9%
Printing equipment	—	—	8,086,659	6%
Coal drag line	—	—	5,741,902	4%
Tube manufacturing equipment	—	—	4,092,215	3%
Aircraft engines	—	—	966,359	1%
	$90,725,655	100%	$133,005,732	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During 2015 and 2014, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2015	2014
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	24%	1%
Foreguard Shipping I Global Ships Ltd.	Tanker vessels	22%	3%
Blackhawk Mining, LLC	Mining equipment	17%	3%
D&T Holdings, LLC	Transportation	11%	2%
Leighton Holdings Limited	Offshore oil field services equipment	—	85%
		74%	94%

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

Impaired Assets within Operating Lease Transactions
During 2015, we recognized an aggregate impairment loss of $11,149,619 on our vessels related to the Aegean Express and the Cebu Trader based on impairment analyses performed by our Managing Trustee, which concluded that the carrying values of the Aegean Express and the Cebu Trader were not recoverable and that impairment existed. As of December 31, 2015 and 2014, the net carrying value of such vessels was $5,720,000 and $18,266,677, respectively. During 2015 and 2014, we recognized time charter revenue of $5,361,706 and $4,132,289, respectively (see “Significant Transactions” above).

During 2015 and 2014, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2015	2014
Swiber Holdings Limited	Offshore oil field services equipment	52%	65%
Pacific Crest Pte. Ltd.	Offshore oil field services equipment	33%	19%
Murray Energy Corporation	Mining equipment	15%	4%
Vroon Group B.V.	Marine - container vessels	—	12%
		100%	100%

Revenue and other income for 2015 and 2014 is summarized as follows:

	Years Ended December 31,
	2015	2014	Change
Finance income	$13,646,291	$68,225,836	$(54,579,545)
Rental income	14,128,629	13,911,707	216,922
Time charter revenue	5,361,706	4,132,289	1,229,417
(Loss) income from investment in joint ventures	(12,010,760)	3,271,192	(15,281,952)
Loss on lease termination	—	(18,800)	18,800
Gain on sale of assets, net	—	1,737,983	(1,737,983)
Total revenue and other income	$21,125,866	$91,260,207	$(70,134,341)

Total revenue and other income for 2015 decreased $70,134,341, or 76.9%, as compared to 2014. The decrease was primarily attributable to (i) a decrease in finance income related to the gain on exercise of purchase options associated with three of the Leighton Vessels by Leighton during 2014 with no comparable gain in 2015, (ii) our share of the loss from investment in joint ventures related to JAC due to the credit loss reserve recorded during 2015 (see “Significant Transactions” above) and (iii) a gain recognized in 2014 from the sale of marine diving equipment with no comparable gain in 2015. These decreases were partially offset by an increase in time charter revenue related to the Aegean Express and the Cebu Trader as we commenced operating such vessels in April 2014.

Expenses for 2015 and 2014 are summarized as follows:

	Years Ended December 31,
	2015	2014	Change
Management fees	$1,404,272	$1,918,023	$(513,751)
Administrative expense reimbursements	1,744,189	4,785,387	(3,041,198)
General and administrative	2,692,895	3,066,828	(373,933)
Interest	4,009,417	5,289,185	(1,279,768)
Depreciation	8,405,354	7,127,975	1,277,379
Credit loss, net	4,848,978	634,803	4,214,175
Impairment loss	11,149,619	70,412	11,079,207
Vessel operating	4,402,857	4,334,167	68,690
Loss on derivative financial instruments	—	372,316	(372,316)
Total expenses	$38,657,581	$27,599,096	$11,058,485

Total expenses for 2015 increased $11,058,485, or 40.1%, as compared to 2014. The increase was primarily attributable to (i) impairment losses recorded related to the Aegean Express and the Cebu Trader during 2015, (ii) the credit loss recorded related to Patriot Coal during 2015 and (iii) an increase in depreciation expense due to entering into two new operating leases during 2014. These increases were partially offset by a decrease in administrative expense reimbursements primarily due to costs incurred on our behalf by our Managing Trustee in connection with a proposed sale of our assets during our liquidation period in 2014 and lower costs incurred in 2015 as compared to 2014 as a result of the decrease in size of our investment portfolio during our liquidation period. These increases were also partially offset by decreases in (a) interest expense primarily as a result of the repayment of our non-recourse long-term debt associated with three of the Leighton Vessels that were sold in 2014, (b) general and administrative expenses primarily due to higher legal fees incurred during 2014 related to EAR and other various matters as compared to 2015 and (c) management fees primarily due to the sale of three of the Leighton Vessels in 2014 and prepayments on our financing receivables, which included the sale of our interest in the loans with Ocean Navigation and the prepayment by SAE during 2014.

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

Net (Loss) Income Attributable to Fund Twelve Liquidating Trust
As a result of the foregoing factors, net (loss) income attributable to us for 2015 and 2014 was $(21,713,695) and $59,880,331, respectively. Net (loss) income attributable to us per weighted average additional Interest outstanding for 2015 and 2014 was $(61.71) and $170.19, respectively.

Financial Condition
This section discusses the major balance sheet variances at December 31, 2016 compared to December 31, 2015.

Total Assets
Total assets decreased $57,094,726, from $188,181,529 at December 31, 2015 to $131,086,803 at December 31, 2016. The decrease was primarily due to (i) the use of cash to pay distributions to our beneficial owners and noncontrolling interests, (ii) the impairment loss recorded related to the Swiber Chateau during 2016, (iii) the use of cash to repay our non-recourse long-term debt and (iv) depreciation recorded during 2016. These decreases were partially offset by gains recognized from the sale of certain of our investments and income generated from our investments during 2016.

Current Assets
Current assets increased $7,028,610, from $22,423,057 at December 31, 2015 to $29,451,667 at December 31, 2016. The increase was primarily a result of (i) additional accrued interest related to our loan with TMA and (ii) proceeds received from prepayments by Premier Trailer and LSC, as well as from the sale of certain non-current investments during 2016, partially offset by the use of cash to pay distributions to our beneficial owners and to repay our non-recourse long-term debt.

Total Liabilities
Total liabilities decreased $6,287,117, from $62,493,259 at December 31, 2015 to $56,206,142 at December 31, 2016. The decrease was primarily due to the repayment of our non-recourse long-term debt and the payment of certain accrued liabilities during 2016.

Current Liabilities
Current liabilities increased $20,825,508, from $8,362,050 at December 31, 2015 to $29,187,558 at December 31, 2016. The increase was primarily due to (i) the event of default on the non-recourse long-term debt related to the EPIC Vessels, which resulted in the reclassification of the outstanding balance of such debt to current liabilities, and (ii) the seller’s credit that was due to Swiber in March 2017.

Equity
Equity decreased $50,807,609, from $125,688,270 at December 31, 2015 to $74,880,661 at December 31, 2016. The decrease was primarily due to distributions to our beneficial owners and noncontrolling interests and our net loss during 2016.

Liquidity and Capital Resources

Summary
At December 31, 2016 and 2015, we had cash and cash equivalents of $10,255,053 and $8,404,092, respectively. Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of December 31, 2016, the cash reserve was $1,738,435. During our liquidation period, which commenced on May 1, 2014, we expect our main sources of cash will be from the collection of income and principal on our notes receivable and finance leases and proceeds from the sale of assets held directly by us or indirectly by our joint ventures and our main use of cash will be for distributions to our beneficial owners and noncontrolling interests. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we meet our debt obligations, pay distributions to our beneficial owners and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Cash Flows

The following table sets forth summary cash flow data:

	Years Ended December 31,
	2016	2015	2014
Net cash provided by (used in):
Operating activities	$18,919,721	$26,170,007	$26,783,311
Investing activities	30,485,015	25,629,739	34,192,057
Financing activities	(47,553,775)	(58,806,217)	(59,550,112)
Net increase (decrease) in cash and cash equivalents	$1,850,961	$(7,006,471)	$1,425,256

Note: See the Consolidated Statements of Cash Flows included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities

Cash provided by operating activities decreased $7,250,286, from $26,170,007 in 2015 to $18,919,721 in 2016.  The decrease was primarily due to less cash receipts from operations in 2016 as compared to 2015 and a decrease in the collection of finance income as a result of the termination of a finance lease, partially offset by less cash being used to settle the amount due to our Managing Trustee during 2016 as a result of a reduction in expenses paid on our behalf by our Managing Trustee since 2014.

Investing Activities
Cash provided by investing activities increased $4,855,276, from $25,629,739 in 2015 to $30,485,015 in 2016. The increase was primarily due to proceeds received from the sale of our interests in ICON AET and from the sale of the Aegean Express and the Cebu Trader during 2016, partially offset by a decrease in principal received on notes receivable due to several prepayments during 2015.

Financing Activities
Cash used in financing activities decreased $11,252,442, from $58,806,217 in 2015 to $47,553,775 in 2016.  The decrease was primarily due to the prepayment of our non-recourse long-term debt associated with Cenveo during 2015 as a result of the prepayment of a secured term loan by Cenveo and a decrease in distributions to our beneficial owners and noncontrolling interests during 2016 as compared to 2015.

Financings and Borrowings
Non-Recourse Long-Term Debt
We had non-recourse long-term debt obligations at December 31, 2016 and 2015 of $41,361,582 and $47,439,115, respectively. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of December 31, 2016 and 2015, the total carrying value of assets subject to non-recourse long-term debt was $79,790,314 and $87,131,546, respectively.

At December 31, 2016, we were in compliance with all covenants related to our non-recourse long-term debt.

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

Distributions
We, at our Managing Trustee’s discretion, paid monthly distributions to each of our beneficial owners beginning with the first month after each such beneficial owner’s admission to the LLC through the end of our operating period, which was April 30, 2014. Distributions paid through the Liquidating Trust will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments. We paid distributions to our additional beneficial owners of $33,391,113, $37,944,866 and $25,257,603 for the years ended December 31, 2016, 2015 and 2014, respectively. We paid distributions to our Managing Trustee of $337,284, $383,282 and $255,127 for the years ended December 31, 2016, 2015 and 2014, respectively. We paid distributions to our noncontrolling interests of $7,595,100, $9,390,629 and $7,079,452 for the years ended December 31, 2016, 2015 and 2014, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions
Commitments and Contingencies
At the time we acquire or divest of our interest in an equipment lease or other financing transaction, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our Managing Trustee believes that any liability of ours that may arise as a result of any such indemnification obligation may or may not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

At December 31, 2016, we had non-recourse long-term debt and seller’s credit. Each lender has a security interest in the majority of the assets collateralizing each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the assets.  In such cases, the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender. If the lessee defaults on the lease, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of the non-recourse debt. At December 31, 2016, our outstanding non-recourse long-term indebtedness and seller’s credit totaled $58,319,242.

Principal and interest maturities of our debt, seller’s credit and related interest consisted of the following at December 31, 2016:

	Payments Due by Period
	Total	1 Year	2 - 3 Years	4 - 5 Years	Thereafter
Non-recourse long-term debt	$41,819,242	$22,721,924	$5,347,318	$13,750,000	$—
Non-recourse long-term debt interest*	8,026,055	2,218,952	3,473,650	2,174,373	159,080
Seller's credit	16,500,000	5,000,000	—	—	11,500,000
	$66,345,297	$29,940,876	$8,820,968	$15,924,373	$11,659,080
 *Based on fixed or variable rates in effect at December 31, 2016.

In connection with certain debt obligations, we are required to maintain restricted cash accounts with certain banks. At December 31, 2016, we had restricted cash of $3,471,147, which is presented within other non-current assets in our consolidated balance sheets.

During 2008, ICON EAR purchased and simultaneously leased semiconductor manufacturing equipment to EAR for $15,729,500. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR seeking the recovery of the lease payments that the trustee alleged were fraudulently transferred from EAR to ICON EAR. The complaint also sought the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that ICON EAR received as security in connection with its investment. Our Managing Trustee filed an answer to the complaint that included certain affirmative defenses. Since that time, substantial discovery was completed.

During the year ended December 31, 2014, ICON EAR sold its only remaining asset consisting of real property for $207,937. No material gain or loss was recorded as a result of this sale. Prior to the sale, ICON EAR recognized an impairment charge of $70,412 based on the then estimated fair value less cost to sell the real property.

Given the risks, costs and uncertainty surrounding litigation in bankruptcy, our Managing Trustee engaged in mediation with the trustee to resolve this matter, which resulted in a tentative settlement in May 2016 subject to bankruptcy court approval. On July 5, 2016, the U.S. Bankruptcy Court approved the settlement. The settlement released all claims against ICON EAR, Fund Eleven and us for an aggregate settlement payment of $3,100,000. As a result, we recorded our proportionate share of the litigation settlement expense of $1,209,000 during the three months ended March 31, 2016. The settlement amount was paid on July 15, 2016.

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

Our exposure to market risk relates primarily to our fixed-rate notes receivable, fixed-rate non-recourse long-term debt and seller’s credit. As of December 31, 2016, the principal balance on our fixed-rate notes receivable was $21,002,939. As of December 31, 2016, the principal balance on our fixed-rate non-recourse long-term debt was $41,819,242. As of December 31, 2016, the principal balance on our seller’s credit was $13,228,926.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of cash flows may be subjective and based on estimates. Changes in assumptions or estimates can have a material effect on these estimated fair values. The following fair values were determined using the discount rates that we believe our outstanding fixed-rate notes receivable, fixed-rate non-recourse long-term debt and seller’s credit would warrant as of December 31, 2016 and are indicative of the interest rate environment as of December 31, 2016, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of the principal balance on our fixed-rate notes receivable, fixed-rate non-recourse long-term debt and seller’s credit was $18,902,645, $41,451,742 and $8,515,192, respectively, as of December 31, 2016.

We currently have four outstanding notes payable, which constitute our non-recourse long-term debt obligations.  All of our notes pay interest at a fixed rate. Our Managing Trustee has evaluated the impact of the condition of the credit markets on our future results of operations and cash flows and we do not expect any adverse impact should credit conditions in general remain the same or deteriorate further.

We manage our exposure to equipment and residual risk by monitoring the markets in which our equipment is located and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Beneficial Owners
ICON Leasing Fund Twelve Liquidating Trust

We have audited the accompanying consolidated balance sheets of ICON Leasing Fund Twelve Liquidating Trust (the “Liquidating Trust”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive (loss) income, changes in equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Liquidating Trust’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Liquidating Trust’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Liquidating Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Leasing Fund Twelve Liquidating Trust at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Liquidating Trust revised its consolidated balance sheets to present debt issuance costs as a direct deduction from debt rather than within other assets, for all periods presented as a result of the adoption of the of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-03, “Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs,” effective December 15, 2015.

New York, New York
March 29, 2017

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Balance Sheets

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$10,255,053	$8,404,092
Current portion of net investment in notes receivable	6,447,158	4,102,738
Current portion of net investment in finance leases	6,824,610	6,630,691
Other current assets	5,924,846	3,285,536
Total current assets	29,451,667	22,423,057
Non-current assets:
Net investment in notes receivable, less current portion	14,555,781	29,411,423
Net investment in finance leases, less current portion	39,046,710	50,580,803
Leased equipment at cost (less accumulated depreciation of $10,247,365 and $25,438,880, respectively)	36,961,296	65,743,479
Vessels (less accumulated depreciation of $2,683,605)	—	5,720,000
Asset held for sale	7,600,000	—
Investment in joint ventures	—	12,233,856
Other non-current assets	3,471,349	2,068,911
Total non-current assets	101,635,136	165,758,472
Total assets	$131,086,803	$188,181,529
Liabilities and Equity
Current liabilities:
Current portion of non-recourse long-term debt	$22,721,924	$6,205,639
Deferred revenue	155,413	158,988
Due to Managing Trustee and affiliates, net	267,764	437,925
Accrued expenses and other current liabilities	1,042,457	1,559,498
Current portion of seller's credit	5,000,000	—
Total current liabilities	29,187,558	8,362,050
Non-current liabilities:
Non-recourse long-term debt, less current portion	18,639,658	41,233,476
Seller's credits	8,228,926	12,747,733
Other non-current liabilities	150,000	150,000
Total non-current liabilities	27,018,584	54,131,209
Total liabilities	56,206,142	62,493,259
Commitments and contingencies (Note 16)
Equity:
Beneficial owners’ equity:
Additional beneficial owners	66,475,278	103,518,658
Managing Trustee	(2,439,838)	(2,065,662)
Total beneficial owners' equity	64,035,440	101,452,996
Noncontrolling interests	10,845,221	24,235,274
Total equity	74,880,661	125,688,270
Total liabilities and equity	$131,086,803	$188,181,529

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Comprehensive (Loss) Income

	Years Ended December 31,
	2016	2015	2014
Revenue and other income:
Finance income	$10,444,370	$13,646,291	$68,225,836
Rental income	10,476,129	14,128,629	13,911,707
Time charter revenue	2,982,466	5,361,706	4,132,289
(Loss) income from investment in joint ventures	(1,923,926)	(12,010,760)	3,271,192
Loss on lease termination	—	—	(18,800)
Gain on sale of investment in joint venture	2,012,669	—	—
Gain on sale of assets, net	—	—	1,737,983
Gain on sale of vessels	303,943	—	—
Other income	117,288	—	—
Total revenue and other income	24,412,939	21,125,866	91,260,207
Expenses:
Management fees	944,577	1,404,272	1,918,023
Administrative expense reimbursements	1,214,904	1,744,189	4,785,387
General and administrative	2,516,058	2,692,895	3,066,828
Interest	3,374,848	4,009,417	5,289,185
Depreciation	5,865,927	8,405,354	7,127,975
Credit loss, net	—	4,848,978	634,803
Impairment loss	15,493,643	11,149,619	70,412
Vessel operating	3,278,094	4,402,857	4,334,167
Litigation settlement expense	1,209,000	—	—
Loss on derivative financial instruments	—	—	372,316
Total expenses	33,897,051	38,657,581	27,599,096
Net (loss) income	(9,484,112)	(17,531,715)	63,661,111
Less: net (loss) income attributable to noncontrolling interests	(5,794,953)	4,181,980	3,780,780
Net (loss) income attributable to Fund Twelve Liquidating Trust	(3,689,159)	(21,713,695)	59,880,331

Other comprehensive income:
Change in fair value of derivative financial instruments	—	—	282,919
Reclassification adjustment for losses on derivative financial instruments due to early termination	—	—	346,668
Total other comprehensive income	—	—	629,587
Comprehensive (loss) income	(9,484,112)	(17,531,715)	64,290,698
Less: comprehensive (loss) income attributable to noncontrolling interests	(5,794,953)	4,181,980	3,780,780
Comprehensive (loss) income attributable to Fund Twelve Liquidating Trust	$(3,689,159)	$(21,713,695)	$60,509,918

Net (loss) income attributable to Fund Twelve Liquidating Trust allocable to:
Additional beneficial owners	$(3,652,267)	$(21,496,558)	$59,281,528
Managing Trustee	(36,892)	(217,137)	598,803
	$(3,689,159)	$(21,713,695)	$59,880,331

Weighted average number of additional beneficial interests outstanding	348,335	348,335	348,335
Net (loss) income attributable to Fund Twelve Liquidating Trust per weighted average additional beneficial interest outstanding	$(10.48)	$(61.71)	$170.19

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Changes in Equity

	Beneficial Owners' Equity
	Additional Beneficial Interests	Additional Beneficial Owners	Managing Trustee	Accumulated Other Comprehensive Loss	Total Beneficial Owners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	348,335	$128,936,157	$(1,808,919)	$(629,587)	$126,497,651	$12,195,654	$138,693,305
Net income	—	59,281,528	598,803	—	59,880,331	3,780,780	63,661,111
Change in fair value of derivative financial instruments	—	—	—	282,919	282,919	—	282,919
Reclassification adjustment for losses on derivative financial instruments due to early termination	—	—	—	346,668	346,668	—	346,668
Distributions	—	(25,257,603)	(255,127)	—	(25,512,730)	(7,079,452)	(32,592,182)
Investment by noncontrolling interests	—	—	—	—	—	20,488,115	20,488,115
Balance, December 31, 2014	348,335	162,960,082	(1,465,243)	—	161,494,839	29,385,097	190,879,936
Net (loss) income	—	(21,496,558)	(217,137)	—	(21,713,695)	4,181,980	(17,531,715)
Distributions	—	(37,944,866)	(383,282)	—	(38,328,148)	(9,390,629)	(47,718,777)
Investment by noncontrolling interests	—	—	—	—	—	58,826	58,826
Balance, December 31, 2015	348,335	103,518,658	(2,065,662)	—	101,452,996	24,235,274	125,688,270
Net loss	—	(3,652,267)	(36,892)	—	(3,689,159)	(5,794,953)	(9,484,112)
Distributions	—	(33,391,113)	(337,284)	—	(33,728,397)	(7,595,100)	(41,323,497)
Balance, December 31, 2016	348,335	$66,475,278	$(2,439,838)	$—	$64,035,440	$10,845,221	$74,880,661

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(9,484,112)	$(17,531,715)	$63,661,111
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Finance income	(6,068,564)	(6,745,536)	(62,511,037)
Rental income paid directly to lenders by lessees	—	—	(1,088,550)
Loss (income) from investment in joint ventures	1,923,926	12,010,760	(3,271,192)
Depreciation	5,865,927	8,405,354	7,127,975
Interest expense on non-recourse financing paid directly to lenders by lessees	—	—	63,644
Interest expense from amortization of debt financing costs	152,745	176,435	617,069
Net accretion of seller's credits and other	481,193	451,735	833,335
Impairment loss	15,493,643	11,149,619	70,412
Credit loss, net	—	4,848,978	634,803
Net loss on lease termination	—	—	18,800
Gain on sale of investment in joint venture	(2,012,669)	—	—
Net gain on sale of assets	—	—	(1,737,983)
Gain on sale of vessels	(303,943)	—	—
Loss on derivative financial instruments	—	—	562,577
Changes in operating assets and liabilities:
Collection of finance leases	17,339,960	19,469,634	20,832,230
Other assets	(4,041,748)	(3,382,668)	(1,207,414)
Accrued expenses and other current liabilities	(517,041)	(381,748)	683,478
Deferred revenue	(3,575)	(8,825)	(487,393)
Interest rate swaps	—	—	(693,647)
Due to Managing Trustee and affiliates, net	(170,161)	(2,502,989)	2,424,051
Distributions from joint ventures	264,140	210,973	251,042
Net cash provided by operating activities	18,919,721	26,170,007	26,783,311
Cash flows from investing activities:
Proceeds from sale of vessels	5,846,556	—	—
Purchase of equipment	—	—	(65,584,650)
Proceeds from exercise of purchase options	—	—	110,964,516
Proceeds from sale of leased assets	—	144,521	207,937
Restricted cash	—	—	603,546
Investment in joint ventures	(13,915)	(17,826)	(31,275)
Distributions received from joint ventures in excess of profits	5,275	940,564	2,647,526
Investment in notes receivable, net	—	—	(50,207,586)
Proceeds from sale of investment in joint venture	12,067,099	—	—
Principal received on notes receivable	12,580,000	24,562,480	35,592,043
Net cash provided by investing activities	30,485,015	25,629,739	34,192,057
Cash flows from financing activities:
Proceeds from non-recourse long-term debt	—	—	7,500,000
Repayment of non-recourse long-term debt	(6,230,278)	(11,146,266)	(53,450,452)
Proceeds from revolving line of credit, recourse	—	—	10,000,000
Repayment of revolving line of credit, recourse	—	—	(10,000,000)
Payment of debt financing costs	—	—	(400,000)
Repayment of seller's credit	—	—	(210,000)
Investment by noncontrolling interests	—	58,826	19,602,522
Distributions to noncontrolling interests	(7,595,100)	(9,390,629)	(7,079,452)
Distributions to beneficial owners	(33,728,397)	(38,328,148)	(25,512,730)
Net cash used in financing activities	(47,553,775)	(58,806,217)	(59,550,112)
Net increase (decrease) in cash and cash equivalents	1,850,961	(7,006,471)	1,425,256
Cash and cash equivalents, beginning of year	8,404,092	15,410,563	13,985,307
Cash and cash equivalents, end of year	$10,255,053	$8,404,092	$15,410,563

See accompanying notes to consolidated financial statements.

 ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,684,441	$3,400,764	$5,373,488
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on non-recourse long-term debt paid directly to lenders by lessees	$—	$—	$1,088,550
Vessels purchased with non-recourse long-term debt paid directly to seller	$—	$—	$50,800,000
Vessels purchased with subordinated non-recourse financing provided by seller	$—	$—	$6,986,691
Satisfaction of seller's credit netted at sale	$—	$—	$42,863,178
Reclassification of leased equipment to vessels	$—	$—	$19,190,776
Debt financing costs netted at funding	$—	$—	$520,800
Investment by noncontrolling interests	$—	$—	$885,593
Equipment purchased with remarketing liability	$—	$—	$68,147
Interest reserve net against principal repayment of note receivable	$—	$—	$206,250
Balance due from equity investee deemed contribution in investment in joint venture	$—	$142,500	$—

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

(1)      Organization
ICON Leasing Fund Twelve Liquidating Trust (the “Liquidating Trust”), a Delaware statutory trust, was transferred all of the assets and liabilities of ICON Leasing Fund Twelve, LLC (the “LLC” or “Fund Twelve”), a Delaware limited liability company, as of December 31, 2016. When used in these notes to consolidated financial statements, the terms “we,” “us,” “our” or similar terms refer to (i) the LLC and its consolidated subsidiaries for all periods prior to the transfer of the assets and liabilities of the LLC to the Liquidating Trust and (ii) the Liquidating Trust and its consolidated subsidiaries as of December 31, 2016 and thereafter. The terms "LLC" and "Liquidating Trust" are interchangeable, as the context so requires, when used in the consolidated financial statements.

Prior to the transfer of the assets and liabilities of the LLC to the Liquidating Trust, the manager of the LLC was ICON Capital, LLC, a Delaware limited liability company (the “Manager”). As of December 31, 2016 and thereafter, our Manager became the managing trustee of the Liquidating Trust (the “Managing Trustee”). The terms “Manager” and “Managing Trustee” are interchangeable, as the context so requires, when used in the consolidated financial statements.

The Liquidating Trust is governed by a Liquidating Trust Agreement (the "Trust Agreement") that appointed our Manager as Managing Trustee of the Liquidating Trust. Prior to the transfer of the assets and liabilities of the LLC to the Liquidating Trust, the LLC's assets included investments in ICON Radiance, LLC, ICON Siva, LLC, ICON Victorious, LLC, ICON Mauritius MI, LLC, ICON Mauritius MI II, LLC, ICON Blackhawk, LLC, ICON Murray VII, LLC and a subordinated term loan to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”). These investments, as well as all other assets and liabilities of the LLC, were transferred to the Liquidating Trust from the LLC on December 31, 2016 in order to reduce expenses and to maximize potential distributions to beneficial owners of the Liquidating Trust.  On December 31, 2016, all Shares (as defined below) were exchanged for an equal number of beneficial interests (the “Interests”) in the Liquidating Trust.

We operated as an equipment leasing and finance program in which the capital our beneficial owners invested was pooled together to make investments, pay fees and establish a small reserve.  We primarily acquired equipment subject to lease, purchased equipment and leased it to third-party end users or financed equipment for third parties and, to a lesser degree, acquired ownership rights to items of leased equipment at lease expiration.

Our Managing Trustee manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions. Additionally, our Managing Trustee has a 1% interest in our profits, losses, distributions and liquidation proceeds.

Our offering period commenced on May 7, 2007 and ended on April 30, 2009. We offered shares of limited liability company interests (the “Shares”) with the intention of raising up to $410,800,000 of capital. Our initial closing date was May 25, 2007, the date on which we raised $1,200,000. Through April 30, 2009, we sold 348,826 Shares, representing $347,686,947 of capital contributions. Through December 31, 2016, 491 Shares were repurchased pursuant to our repurchase plan.

Our operating period commenced on May 1, 2009 and ended on April 30, 2014. Effective May 1, 2014, we commenced our liquidation period. During our liquidation period, we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business.

Beneficial owners’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, distributions and liquidation proceeds are allocated 99% to the additional beneficial owners and 1% to our Managing Trustee until each additional beneficial owner has (a) received distributions and liquidation proceeds sufficient to reduce its adjusted capital account to zero and (b) received, in addition, other distributions and allocations that would provide an 8% per year cumulative return, compounded daily, on its outstanding adjusted capital account. After such time, distributions will be allocated 90% to the additional beneficial owners and 10% to our Managing Trustee.

In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) pertaining to transactions amongst entities under common control, the financial condition and results of operations of the LLC are presented as those of the Liquidating Trust retroactively to the beginning of the earliest period presented.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

 (2)      Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Our accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. In the opinion of our Managing Trustee, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.

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

We report noncontrolling interests as a separate component of consolidated equity and net (loss) income attributable to noncontrolling interests is included in consolidated net (loss) income. The attribution of net (loss) income and comprehensive (loss) income between controlling and noncontrolling interests is disclosed on the accompanying consolidated statements of comprehensive (loss) income.

Net (loss) income attributable to us per weighted average additional Interest outstanding is based upon the weighted average number of additional Interests outstanding during the year.

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

Restricted Cash
Cash that is restricted from use in operations is generally classified as restricted cash. Classification of changes in restricted cash within the consolidated statements of cash flows depends on the predominant source of the related cash flows. For the years ended December 31, 2016 and 2015, the predominant cash inflows into restricted cash were related to interest income receipts associated with our leasing operations. The use of this cash was restricted pursuant to a provision in the non-recourse long-term debt agreement. For the year ended December 31, 2014, the predominant cash inflows into restricted cash were related to cash contributions restricted for the purpose of maintaining certain minimum cash reserves pursuant to a provision in the non-recourse long-term debt agreement. Restricted cash is presented within other non-current assets in our consolidated balance sheets. As a result, changes in restricted cash were classified within net cash provided by operating activities for the years ended December 31, 2016 and 2015 and investing activities for the year ended December 31, 2014.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

Debt Financing Costs
Debt financing costs associated with a recognized debt liability are netted against the carrying amount of the related debt liability and debt financing costs associated with a line of credit arrangement are capitalized and included as other assets. Such costs are amortized to interest expense over the term of the debt instrument using the effective interest rate method.

Leased Equipment at Cost
Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight-line basis over the lease term, which typically ranges from 3 to 10 years, to the asset’s residual value.

Our Managing Trustee has an investment committee that approves each new equipment lease and other financing transaction.  As part of its process, the investment committee determines the estimated residual value, if any, to be used once the investment has been approved. The factors considered in determining the estimated residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with our impairment review policy.

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

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying asset is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and we do not recover our residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Managing Trustee’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

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

Accounting for Vessel Revenue and Expenses

Revenue generated from time charters is recognized over the term of the respective time charter agreements as service is provided. Under time charters, voyage expenses such as bunkers, port dues, cargo handling operations and brokerage commissions are paid by our customers. Vessel operating costs, including, without limitation, crewing, vessel maintenance, technical management costs and vessel insurance, are expensed by us as incurred on an accrual basis. Commercial management and technical management fees are expensed as incurred. Dry-docking costs are generally expensed as incurred as such costs primarily represent normal maintenance and repairs. To the extent dry-docking costs represent expenditures that add economic life to the vessel or improve the vessel’s efficiency, such costs can be capitalized and depreciated over the life of the vessel.

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

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve
Our Managing Trustee monitors the ongoing credit quality of our financing receivables by (i) reviewing and analyzing a borrower’s financial performance on a regular basis, including review of financial statements received on a monthly, quarterly or annual basis as prescribed in the loan or lease agreement, (ii) tracking the relevant credit metrics of each financing receivable and a borrower’s compliance with financial and non-financial covenants, (iii) monitoring a borrower’s payment history and public credit rating, if available, and (iv) assessing our exposure based on the current investment mix. As part of the monitoring process, our Managing Trustee may physically inspect the collateral or a borrower’s facility and meet with a borrower’s management to better understand such borrower’s financial performance and its future plans on an as-needed basis.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

As our financing receivables, generally notes receivable and finance leases, are limited in number, our Managing Trustee is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics. Our Managing Trustee does not use a system of assigning internal risk ratings to each of our financing receivables. Rather, each financing receivable is analyzed quarterly and categorized as either performing or non-performing based on certain factors including, but not limited to, financial results, satisfying scheduled payments and compliance with financial covenants. A financing receivable is usually categorized as non-performing only when a borrower experiences financial difficulties and has failed to make scheduled payments. Our Managing Trustee then analyzes whether the financing receivable should be placed on a non-accrual status, a credit loss reserve should be established or the financing receivable should be restructured. As part of the assessment, updated collateral value is usually considered and such collateral value can be based on a third party industry expert appraisal or, depending on the type of collateral and accessibility to relevant published guides or market sales data, internally derived fair value. Material events would be specifically disclosed in the discussion of each financing receivable held.

Financing receivables are generally placed on a non-accrual status when payments are more than 90 days past due. Additionally, our Managing Trustee periodically reviews the creditworthiness of companies with payments outstanding less than 90 days and based upon our Managing Trustee’s judgment, these accounts may be placed on a non-accrual status.

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

When our Managing Trustee deems it is probable that we will not be able to collect all contractual principal and interest on a non-performing financing receivable, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the financing receivable, and/or the collateral value of the asset underlying the financing receivable when financing receivable repayment is collateral dependent. If it is determined that the impaired value of the non-performing financing receivable is less than the net carrying value, we will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings.  We then charge off a financing receivable in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of the financing receivable.

Initial Direct Costs
We capitalize initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. We paid acquisition fees through the end of our operating period to our Managing Trustee of 3% of the purchase price of the investment made by or on our behalf, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the long-lived asset over the amount of the investment, if any.  The costs of each transaction are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in our consolidated statements of comprehensive (loss) income. Costs related to leases or other financing transactions that were not consummated are expensed.

Warrants
Warrants held by us were not registered for public sale and were revalued on a quarterly basis.  The revaluation of warrants was calculated using the Black-Scholes-Merton option pricing model.  The assumptions utilized in the Black-Scholes-Merton option pricing model included share price, strike price, expiration date, risk-free rate and the volatility percentage.  The change in the fair value of warrants was recognized as a component of loss on derivative financial instruments in the consolidated statements of comprehensive (loss) income.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

Derivative Financial Instruments
We entered into derivative financial instruments for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on our non-recourse long-term debt. We entered into these instruments only for hedging underlying exposures. We did not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges.  Certain derivatives did not meet the established criteria to be designated as qualifying accounting hedges, even though we believed that these were effective economic hedges.

We recognized all derivative financial instruments as either assets or liabilities on the consolidated balance sheets and measured those instruments at fair value. Changes in the fair value of such instruments were recognized immediately in earnings unless certain criteria were met. These criteria demonstrated that the derivative was expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and included an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria were met, which we documented and assessed at inception and on an ongoing basis, we recognized the changes in fair value of such instruments in accumulated other comprehensive income (loss) ("AOCI"), a component of equity on our consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives were recognized immediately in earnings.

Income Taxes
Prior to the transfer of all the assets and liabilities of the LLC to the Liquidating Trust, we were taxed as a partnership for federal and state income tax purposes. Therefore, no provision for federal and state income taxes was recorded since the liability for such taxes was the responsibility of each of the individual members rather than our business as a whole. We are potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on unincorporated trade or business operating in New York City. The UBT is imposed for each taxable year at a rate of 4% of taxable income allocated to New York City. Our federal, state and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the applicable taxing authorities. All penalties and interest associated with income taxes are included in general and administrative expense on our consolidated statements of comprehensive (loss) income. We are currently under examination by the City of New York Department of Finance related to UBT. The tax years that remain open for examination include from 2011 to 2016. We have provided for such UBT taxes related to the years open for examination, including amounts covering interest and penalties, where applicable. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

Upon the transfer of all the assets and liabilities of the LLC to the Liquidating Trust and thereafter, we are subject to taxation as a liquidating trust.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires our Managing Trustee to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of credit loss reserves, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. We adopted ASU 2014-15 on December 31, 2016, which did not have an effect on our consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

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

Other Recent Accounting Pronouncements
In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. This new revenue standard may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of adoption. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date (“ASU 2015-14”), which defers implementation of ASU 2014-09 by one year. Under such deferral, the adoption of ASU 2014-09 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted, but not before our original effective date of January 1, 2017. Our evaluation of the impact of the adoption of ASU 2014-09 on our consolidated financial statements is ongoing and our implementation efforts have included the identification of revenue within the scope of the guidance and the evaluation of applicable revenue contracts. We continue to evaluate the timing of recognition of various revenue; however, since a substantial portion of our revenue is recognized from our leasing contracts, which is subject to ASU 2016-02 (as defined below), such revenue is excluded from our evaluation of ASU 2014-09.

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

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

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

In October 2016, FASB issued ASU No. 2016-17, Consolidation (“ASU 2016-17”), which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in such entity held by related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. Under ASU 2016-17, a single decision maker is not required to consider indirect interests held by related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. The adoption of ASU 2016-17 becomes effective for us on January 1, 2017, including interim periods within that reporting period. Early adoption is permitted. As a result of our adoption of ASU 2015-02 on January 1, 2016, we are required to apply the amendments within ASU 2016-17 retrospectively to when we initially applied the amendments within ASU 2015-02. We are currently in the process of evaluating the impact of the adoption of ASU 2016-17 on our consolidated financial statements.

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The adoption of ASU 2016-18 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-18 using a retrospective transition method to each period presented. We are currently in the process of evaluating the impact of the adoption of ASU 2016-18 on our consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (“ASU 2017-01”), which clarifies the definition of a business. ASU 2017-01 sets forth requirements to be met for a set to be deemed a business and establishes a practical way to determine when a set is not a business. To be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output, and removes the evaluation of whether a market participant could replace missing elements. In addition, ASU 2017-01 narrows the definition of outputs and aligns such definition with how outputs are described within the revenue guidance. The adoption of ASU 2017-01 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted for transactions that occur before the issuance date or effective date of ASU 2017-01 to the extent that such transactions have not been reported in financial statements that have been issued or made available for issuance. We are currently in the process of evaluating the impact of the adoption of ASU 2017-01 on our consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

(3)      Net Investment in Notes Receivable
As of December 31, 2016 and 2015, we had no net investment in notes receivable on non-accrual status.

As of December 31, 2016, our net investment in note receivable and accrued interest related to TMA totaled $21,002,939 and $5,720,333, respectively, of which an aggregate of $8,281,871 was over 90 days past due. As of December 31, 2015, our net investment in note receivable and accrued interest related to TMA totaled $21,002,939 and $2,767,269, respectively, of which an aggregate of $3,137,479 was over 90 days past due. TMA has been in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and in payment default while available cash has been swept by the senior lender and applied to the Senior Loan (as defined elsewhere in this Note 3) in accordance with the secured term loan credit facility agreement. As a result, the principal balance of the Senior Loan was paid down at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. Based on, among other things, TMA’s payment history and estimated collateral value as of December 31, 2016, our Managing Trustee continues to believe that all contractual interest and outstanding principal payments under the ICON Loan (as defined elsewhere in this Note 3) are collectible. As a result, we continue to account for our net investment in note receivable related to TMA on an accrual basis despite a portion of the outstanding balance being over 90 days past due. As of December 31, 2016, our share of the collateral value, net of the balance of the Senior Loan, was estimated to be approximately $4,800,000. Interest on the ICON Loan is currently being accrued.

Net investment in notes receivable consisted of the following:

	December 31,
	2016	2015
Principal outstanding	$21,002,939	$33,582,938
Initial direct costs	—	115,533
Deferred fees	—	(184,310)
Net investment in notes receivable	21,002,939	33,514,161
Less: current portion of net investment in notes receivable	6,447,158	4,102,738
Net investment in notes receivable, less current portion	$14,555,781	$29,411,423

On February 29, 2012, we made a secured term loan in the amount of $2,000,000 to VAS Aero Services, LLC (“VAS”) as part of a $42,755,000 term loan facility.  The loan bore interest at variable rates ranging between 12% and 14.5% per year and matured on October 6, 2014. The loan was secured by a second priority security interest in all of VAS’s assets. During the year ended December 31, 2014, VAS experienced financial hardship resulting in its failure to make the final monthly payment under the loan as well as the balloon payment due on the maturity date. Our Managing Trustee engaged in discussions with VAS, VAS’s owners, the senior creditor and other second lien creditors in order to put in place a viable restructuring or refinancing plan. In December 2014, this specific plan to restructure or refinance fell through. While discussions on other options were still ongoing, our Managing Trustee determined that we should record a credit loss reserve based on an estimated liquidation value of VAS’s inventory and accounts receivable.  As a result, the loan was placed on non-accrual status and a credit loss reserve of $631,986 was recorded during the year ended December 31, 2014 based on our pro-rata share of the liquidation value of the collateral. The value of the collateral was based on a third-party appraisal using a sales comparison approach. In March 2015, the 90-day standstill period provided for in the loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continued to charge VAS forbearance fees. Although discussions among the parties were still ongoing, these factors resulted in our Managing Trustee making a determination to record an additional credit loss reserve of $362,665 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. The forced liquidation value of the collateral was primarily based on a third-party appraisal using a sales comparison approach. On July 23, 2015, we sold all of our interest in the loan to GB Loan, LLC (“GB”) for $268,975. As a result, we recorded an additional credit loss of $334,719 during the three months ended June 30, 2015 prior to the sale. No gain or loss was recognized as a result of the sale. In addition, we wrote off the credit loss reserve and corresponding balance of the loan of $1,329,370 during the year ended December 31, 2015. No finance income was recognized since the date the loan was considered impaired. Accordingly, no finance income was recognized for the year ended December 31, 2015. Finance income recognized on the loan prior to recording the credit loss reserve was $197,741 for the year ended December 31, 2014.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

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

On April 5, 2013, we made a secured term loan in the amount of $3,870,000 to Lubricating Specialties Company ("LSC") as part of an $18,000,000 facility. The loan bore interest at 13.5% per year and was scheduled to mature on August 1, 2018.  The loan was secured by, among other things, a second priority security interest in LSC’s liquid storage tanks, blending lines, packaging equipment, accounts receivable and inventory.  On December 30, 2016, LSC satisfied its obligations in connection with the loan by making a prepayment of $2,954,424, comprised of all outstanding principal, accrued interest and a prepayment fee of $57,930. The prepayment fee was recognized as additional finance income.

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

On July 14, 2014, we, ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) and ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), each an entity also managed by our Managing Trustee (collectively, “ICON”), entered into a secured term loan credit facility agreement with TMA to provide a credit facility of up to $29,000,000 (the “ICON Loan”), of which our commitment of $21,750,000 was funded on August 27, 2014 (the “TMA Initial Closing Date”). The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at LIBOR, subject to a 1% floor, plus a margin of 17%.  Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. On November 24, 2014, ICON entered into an amended and restated senior secured term loan credit facility agreement with TMA pursuant to which an unaffiliated third party agreed to provide a senior secured term loan in the amount of up to $89,000,000 (the “Senior Loan,” and collectively with the ICON Loan, the “TMA Facility”) to acquire two additional vessels. The TMA Facility has a term of five years from the TMA Initial Closing Date. As a result of the amendment, the margin for the ICON Loan increased to 15% and repayment of the ICON Loan became subordinated to the repayment of the Senior Loan. The TMA Facility is secured by, among other things, a first priority security interest in the four vessels and TMA’s right to the collection of hire with respect to earnings from the sub-charterer related to the four vessels. As of December 31, 2016, our share of the collateral value, net of the balance of the Senior Loan, was estimated to be approximately $4,800,000. The amendment qualified as a new loan under U.S. GAAP and therefore, we wrote off the initial direct costs and deferred revenue associated with the ICON Loan of $674,014 as a charge against finance income. As a condition to the amendment and increased size of the TMA Facility, TMA was required to cause all four platform supply vessels to be under contract by March 31, 2015. Due to TMA’s failure to meet such condition, TMA has been in technical default and in payment default while available cash has been swept by the senior lender and applied to the Senior Loan in accordance with the loan agreement. As a result, the principal balance of the Senior Loan was paid down at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. Based on, among other things, TMA’s payment history and estimated collateral value as of December 31, 2016, our Managing Trustee continues to believe that all contractual interest and outstanding principal payments under the ICON Loan are collectible. As a result, we continue to account for our net investment in note receivable related to TMA on an accrual basis despite a portion of the outstanding balance being over 90 days past due. Interest on the ICON Loan is currently being accrued.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

On September 24, 2014, we, Fund Fourteen, Fund Fifteen and ICON ECI Fund Sixteen (“Fund Sixteen”), an entity also managed by our Managing Trustee, entered into a secured term loan credit facility agreement with Premier Trailer Leasing, Inc. (“Premier Trailer”) to provide a credit facility of up to $20,000,000, of which our commitment of $10,000,000 was funded on such date. The loan bore interest at LIBOR, subject to a 1% floor, plus 9% per year, and was for a period of six years. The loan is secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer. On August 9, 2016, Premier Trailer satisfied its obligations in connection with the loan by making a prepayment of $10,327,777, comprised of all outstanding principal, accrued interest and a prepayment fee of $200,000. The prepayment fee was recognized as additional finance income.

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

Credit loss allowance activities for the years ended December 31, 2016, 2015 and 2014 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2013	$—
Provisions	631,986
Write-offs, net of recoveries	—
Allowance for credit loss as of December 31, 2014	$631,986
Provisions	697,384
Write-offs, net of recoveries	(1,329,370)
Allowance for credit loss as of December 31, 2015	$—
Provisions	—
Write-offs, net of recoveries	—
Allowance for credit loss as of December 31, 2016	$—

(4)      Net Investment in Finance Leases
As of December 31, 2016 and 2015, we had no net investment in finance leases on non-accrual status and no net investment in finance leases that was past due 90 days or more and still accruing.

Net investment in finance leases consisted of the following:

	December 31,
	2016	2015
Minimum rents receivable	$56,640,856	$74,462,976
Estimated guaranteed residual values	4,316,144	4,416,194
Initial direct costs	919,766	1,413,439
Unearned income	(16,005,446)	(23,081,115)
Net investment in finance leases	45,871,320	57,211,494
Less: current portion of net investment in finance leases	6,824,610	6,630,691
Net investment in finance leases, less current portion	$39,046,710	$50,580,803

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

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

On March 21, 2014, a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two LPG tanker vessels, the EPIC Bali and the EPIC Borneo (f/k/a the SIVA Coral and the SIVA Pearl, respectively) (collectively, the “EPIC Vessels”), from Foreguard Shipping I Global Ships Ltd. (f/k/a Siva Global Ships Limited) (“Foreguard Shipping”) for an aggregate purchase price of $41,600,000. The EPIC Bali and the EPIC Borneo were delivered on March 28, 2014 and April 8, 2014, respectively. The EPIC Vessels were bareboat chartered to an affiliate of Foreguard Shipping for a period of eight years upon the delivery of each respective vessel. The EPIC Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan from DVB Group Merchant Bank (Asia) Ltd. (“DVB”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit.

Coal Drag Line
On July 9, 2012, Patriot Coal Corporation (“Patriot Coal”) and substantially all of its subsidiaries, including Magnum Coal Company, LLC (“Magnum”), commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court in the Southern District of New York. On March 11, 2013, we amended our lease with Magnum to expire on August 1, 2015. The terms of the amendment resulted in the reclassification of the lease from an operating lease to a finance lease. On May 12, 2015, Patriot Coal commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court for the Eastern District of Virginia. On July 24, 2015, Patriot Coal notified us that it was terminating the lease prior to its expiration date and that it would not be making the balloon payment of $4,866,000 due at the end of the lease term. After extensive negotiations, we agreed with Patriot Coal to extend the term of the lease by one month with an additional lease payment of $150,000 and to reduce the balloon payment to $700,000, subject to the bankruptcy court’s approval. As a result, the finance lease was placed on non-accrual status and a credit loss of $4,151,594 was recorded during the three months ended June 30, 2015. After obtaining the bankruptcy court’s approval, our bankruptcy claim against Patriot Coal was strengthened from an unsecured claim to an administrative claim. In August 2015, title to the leased equipment was transferred to Patriot Coal upon our receipt of the additional lease payment and the reduced balloon payment. For the years ended December 31, 2015 and 2014, we recognized finance income of $159,694 (of which $150,000 was recognized on a cash basis) and $46,057, respectively. No gain or loss was recognized as a result of the sale of leased equipment.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

Mining Equipment

On March 4, 2014, a joint venture owned 60% by us, 15% by Fund Fourteen, 15% by Fund Fifteen and 10% by Fund Sixteen purchased mining equipment from an affiliate of Blackhawk Mining, LLC (“Blackhawk”). Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of $25,359,446 was funded by $17,859,446 in cash and $7,500,000 of non-recourse long-term debt.  On October 27, 2015, the joint venture amended the lease with Blackhawk to waive Blackhawk’s breach of a financial covenant during the nine months ended September 30, 2015 in consideration for a partial prepayment of $3,502,514, which included an amendment fee of $75,000. In addition, corresponding amendments were made to certain payment and repurchase provisions of the lease to account for the partial prepayment. On December 8, 2015 and December 7, 2016, the joint venture further amended the lease with Blackhawk to, among other things, add, revise and/or waive Blackhawk's breach of certain financial covenants and received additional amendment fees of $75,000 and $150,000, respectively.

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

Non-cancelable minimum annual amounts due on investment in finance leases over the next five years and thereafter were as follows at December 31, 2016:

Years Ending December 31,
2017	$10,638,540
2018	5,295,766
2019	4,270,500
2020	4,282,200
2021	4,282,200
Thereafter	27,871,650
$56,640,856

(5)      Leased Equipment at Cost
Leased equipment at cost consisted of the following:

	December 31,
	2016	2015
Offshore oil field services equipment	$40,350,587	$84,324,285
Mining equipment	6,858,074	6,858,074
Leased equipment at cost	47,208,661	91,182,359
Less: accumulated depreciation	10,247,365	25,438,880
Leased equipment at cost, less accumulated depreciation	$36,961,296	$65,743,479

Depreciation expense was $5,688,540, $7,008,296 and $5,841,428 for the years ended December 31, 2016, 2015 and 2014, respectively.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

Marine Vessels
On March 24, 2009, we and Swiber Engineering Ltd. (“Swiber”) entered into a joint venture owned 51% by us and 49% by Swiber for the purpose of purchasing a 300-man accommodation and work barge, the Swiber Chateau (f/k/a the Swiber Victorious). Simultaneously with the purchase, the barge was chartered to Swiber Offshore Marine Pte. Ltd., an affiliate of Swiber ("Swiber Offshore"), for 96 months, which expired on March 23, 2017. The Swiber Chateau was purchased for $42,500,000, which was funded by (i) a $19,125,000 equity investment from us, (ii) an $18,375,000 contribution-in-kind by Swiber and (iii) a $5,000,000 subordinated, non-recourse and unsecured payable from Swiber. The payable bore interest at 3.5% per year and is recorded within seller's credits on our consolidated balance sheets. If a default occurs under the charter, the joint venture will not be required to pay to Swiber principal and interest outstanding under the payable.  Swiber Holdings Ltd. (“Swiber Holdings”), the parent company of Swiber and Swiber Offshore (together with Swiber and Swiber Offshore, the “Swiber Group”), guarantees the payment and performance obligations of Swiber Offshore and its affiliates under all transaction documents.

During the three months ended June 30, 2016, we obtained a third-party appraisal indicating that the fair market value of the barge as of June 27, 2016 was $17,875,000, which was below the net carrying value. As a result, we performed an impairment test on the barge. Based on such test, we recorded an impairment loss of $5,218,643 during the three months ended June 30, 2016. Swiber Offshore has also failed to make its monthly charter payments to the joint venture since July 2016. Pursuant to the joint venture’s operating agreement, in the event that, among other things, (i) there is a default by Swiber Offshore under the charter, or (ii) the fair market value of the barge is less than $21,000,000, all of Swiber’s interests in the distributions, net cash flow, net profits and net proceeds resulting from the joint venture will be subordinate to our rights in such distributions, net cash flow, net profits and net proceeds until such time that we have received in distribution the return of the full amount of our contribution to the joint venture and a return at a monthly compounded rate equal to 15.51% per year.  As the then current fair market value of the barge was less than $21,000,000, our Managing Trustee concluded that, commencing June 27, 2016, Swiber’s rights to the distributions, net cash flow, net profits and net proceeds are subordinated and Swiber should incur first loss resulting from the joint venture until we achieve our return described above. Accordingly, the impairment loss recorded as of June 30, 2016 of $5,218,643 was allocated entirely to Swiber, the noncontrolling interest holder. As a result, the impairment loss had no impact on the net income attributable to us for the six months ended June 30, 2016.

On July 27, 2016, Swiber Holdings filed a petition in Singapore to wind up and liquidate the company. On July 29, 2016, Swiber Holdings withdrew its petition for winding up and liquidation and submitted an application for court-supervised judicial management. In November 2016, we obtained an updated third-party appraisal indicating that the fair market value of the barge decreased to $14,770,000, which was below the net carrying value. As a result, we recorded an additional impairment loss of $3,105,000 during the three months ended September 30, 2016, which was allocated entirely to Swiber. The impairment loss had no impact on the net income attributable to us for the three months ended September 30, 2016.

On November 28, 2016, Swiber Offshore filed an application for voluntary winding up and liquidation. Subsequently, our Managing Trustee has engaged in discussions with the court-appointed judicial manager of Swiber Holdings to, among other things, communicate our intention to sell the barge. During the three months ended December 31, 2016, our Managing Trustee commenced the process of marketing the barge for sale and it is currently engaged in negotiations with several interested parties. As of December 31, 2016, the barge met the criteria to be classified as asset held for sale on our consolidated balance sheets and we recorded an additional impairment loss of $7,170,000 during the three months ended December 31, 2016 to write down the barge to its estimated fair value less cost to sell of $7,600,000. Swiber was only allocated $383,329 of such additional impairment loss because the balance of its noncontrolling interest in the joint venture had been reduced to zero. As a result, the remaining additional impairment loss of $6,786,671 was allocated to us during the three months ended December 31, 2016. Upon expiration of the charter on March 23, 2017, the joint venture’s obligation to pay to Swiber principal and interest outstanding under the payable of $5,000,000 was extinguished pursuant to the purchase and charter agreement due to, among other things, Swiber Offshore’s existing defaults on the charter. A gain of $5,000,000 from the extinguishment of the payable will be allocated entirely to us during the three months ending March 31, 2017.

On June 12, 2014, a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen purchased an offshore supply vessel from Pacific Crest Pte. Ltd. (“Pacific Crest”) for $40,000,000. Simultaneously, the vessel was bareboat chartered to Pacific Crest for 10 years. The vessel was acquired for approximately $12,000,000 in cash, $26,000,000 of financing through a senior secured loan from DVB and $2,000,000 of financing through a subordinated, non-interest-bearing seller’s credit.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

Mining Equipment

On September 18, 2014, a joint venture owned 55.817% by us and 44.183% by Hardwood Partners, LLC (“Hardwood”) purchased mining equipment for $6,789,928. The equipment is subject to a 36-month lease with Murray Energy Corporation and certain of its affiliates (collectively, “Murray”), which expires on September 30, 2017.

Aggregate annual minimum future rentals receivable from our non-cancelable leases related to our leased equipment at cost and vessels over the next five years and thereafter consisted of the following at December 31, 2016:

Years Ending December 31,
2017	$7,918,291
2018	4,679,250
2019	4,641,000
2020	4,653,750
2021	4,653,750
Thereafter	11,245,500
$37,791,541
(6)       Vessels
On April 1, 2014, the Aegean Express and the Cebu Trader (f/k/a the Arabian Express) were returned to us in accordance with the terms of the charters. Upon redelivery, the bareboat charters were terminated and we assumed the underlying time charters for the vessels. As we assumed operational responsibility of the vessels, we simultaneously contracted with Fleet Ship Management Inc. to manage the vessels on our behalf. Accordingly, these vessels were reclassified to Vessels on our consolidated balance sheets.

Depreciation expense was $177,387, $1,397,058 and $1,286,547 for the years ended December 31, 2016, 2015 and 2014, respectively.

During the year ended December 31, 2015, based on (i) the upcoming time charter expirations with no expectation that such charters would be renewed or timely replaced with new longer-term charter agreements and (ii) then current low time charter rates in the market, our Managing Trustee performed impairment analyses and concluded that the carrying values of the Aegean Express and the Cebu Trader were not recoverable and that impairment existed. Our Managing Trustee estimated the fair market values of the vessels based on third-party valuations using a sales comparison approach. Based upon our Managing Trustee’s assessment, the net book values of the Aegean Express and the Cebu Trader exceeded their estimated undiscounted cash flows and their fair values and, as a result, we recognized an aggregate impairment loss of $11,149,619 for the year ended December 31, 2015.

As of December 31, 2015, our total investment in vessels was $5,720,000. As of June 30, 2016, the Aegean Express and the Cebu Trader met the criteria to be classified as assets held for sale resulting in a reclassification from vessels to assets held for sale on our consolidated balance sheets. No further depreciation was recorded on the vessels upon such reclassification. In September 2016, the Aegean Express and the Cebu Trader were sold to unaffiliated third parties for a gross purchase price of $3,000,000 and $3,200,000, respectively. After deducting selling costs of $353,444, we recorded an aggregate gain on sale of $303,943 during the year ended December 31, 2016. For the years ended December 31, 2016, 2015 and 2014, pre-tax loss associated with the vessels was $174,775, $11,590,639 and $453,199, respectively.

(7)       Asset Held for Sale
As of December 31, 2016, the Swiber Chateau met the criteria to be classified as asset held for sale resulting in a reclassification of the barge from leased equipment at cost to asset held for sale on our consolidated balance sheets. As part of the assessment, an additional impairment loss was recorded during the three months ended December 31, 2016 to write down the barge to its estimated fair value less cost to sell (see Note 5).

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

(8)      Investment in Joint Ventures
On March 29, 2011, ICON AET Holdings, LLC (“ICON AET”), a joint venture owned 25% by us and 75% by Fund Fourteen, acquired two aframax tankers and two very large crude carriers (the “VLCCs”). Our contribution to the joint venture was $12,166,393. The aframax tankers, the Eagle Otome and the Eagle Subaru, were each acquired for $13,000,000 and were simultaneously bareboat chartered to AET Inc. Limited ("AET") for a period of three years. The VLCCs, the Eagle Vermont and the Eagle Virginia, were each acquired for $72,000,000 and were simultaneously bareboat chartered to AET for a period of 10 years. On April 14, 2014 and May 21, 2014, upon expiration of the leases with AET, ICON AET sold the aframax tankers to third-party purchasers for an aggregate price of $14,821,890. As a result, ICON AET recognized an aggregate gain on sale of assets of $2,229,932. Our share of such gain was $557,483, which is included within income from investment in joint ventures on our consolidated statements of comprehensive (loss) income. On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON AET for net sales proceeds of $48,798,058. As a result, we recorded a gain on sale of investment joint venture of $2,012,669.

Information as to the financial position of ICON AET is summarized as follows:

	Years Ended December 31,
	2016	2015
Total assets	$—	$108,259,773
Current liabilities	$—	$15,859,472
Non-current liabilities	$—	$53,067,952

Information as to the results of operations of ICON AET is summarized as follows:

	Years Ended December 31,
	2016	2015	2014
Revenue	$8,282,126	$19,802,349	$23,274,344
Net income	$1,679,328	$5,393,057	$6,180,849
Our share of net income	$414,206	$1,348,264	$1,545,212

On December 22, 2011, a joint venture owned 25% by us and 75% by Fund Fourteen made a $20,124,000 subordinated term loan to Jurong Aromatics Corporation Pte. Ltd. ("JAC") as part of a $171,050,000 term loan facility. Our initial contribution to this joint venture was $6,313,875. On May 15, 2013, a joint venture owned 21% by us, 39% by ICON Leasing Fund Eleven Liquidating Trust (formerly, ICON Leasing Fund Eleven, LLC) ("Fund Eleven") and 40% by Fund Fifteen purchased a portion of a $208,038,290 subordinated credit facility for JAC from Standard Chartered for $28,462,500. Our initial contribution to this joint venture was $6,456,034. The loan and the facility initially bore interest at rates ranging between 12.5% and 15% per year and mature in January 2021. As a result of JAC’s failure to make an expected payment that was due to the joint ventures during the three months ended March 31, 2015, the interest rate payable by JAC under the loan and the facility increased from 12.5% to 15.5%. The loan and the facility are secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

During 2015, JAC experienced liquidity constraints as a result of a general economic slow-down in China and India, which led to lower demand from such countries, as well as the price decline of energy and other commodities. As a result, JAC’s manufacturing facility ceased operations and JAC was not able to service interest payments under the loan and the facility. During the three months ended June 30, 2015, an expected tolling arrangement with JAC’s suppliers that would have allowed JAC’s manufacturing facility to resume operations did not commence as originally anticipated. Accordingly, our Managing Trustee determined that there was doubt regarding the joint ventures' ultimate collectability of the loan and the facility. Our Managing Trustee visited JAC’s manufacturing facility and engaged in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon such discussions, which included a potential conversion of a portion of the loan and the facility to equity and/or a restructuring of the loan and the facility, our Managing Trustee believed that the joint ventures may potentially not be able to recover approximately $13,500,000 to $47,300,000 of the outstanding balance due from JAC under the loan and the facility as of June 30, 2015. During the three months ended June 30, 2015, the joint ventures recognized a total credit loss of $33,264,710, which our Managing Trustee believed was the most likely outcome based upon the negotiations at the time. Our share of the total credit loss for the three months ended June 30, 2015

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

was $7,834,118. During the three months ended June 30, 2015, the joint ventures placed the loan and the facility on non-accrual status and ceased to recognize finance income. During the three months ended September 30, 2015, discussions among the senior lenders and certain other stakeholders of JAC regarding a restructuring plan ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated. As a result, JAC entered receivership on September 28, 2015. Our Managing Trustee reassessed the collectability of the loan and the facility by considering the following factors: (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. Our Managing Trustee also considered the proposed plan of converting a portion of the loan and the facility to equity and/or restructuring the loan and the facility in the event that JAC’s stakeholders recommenced discussions. Based upon such reassessment, our Managing Trustee believed that the joint ventures may potentially not be able to recover approximately $41,200,000 to $51,000,000 of the outstanding balance due from JAC under the loan and the facility prior to recording the initial total credit loss. During the three months ended September 30, 2015, the joint ventures recognized an additional total credit loss of $16,856,310, which our Managing Trustee believed was the most likely outcome derived from its reassessment. Our share of the total credit loss for the three months ended September 30, 2015 was $3,856,928.

In January 2016, our Managing Trustee engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Managing Trustee anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s manufacturing facility to recommence operations. Our Managing Trustee updated the collectability analysis under the loan and the facility as of December 31, 2015 and determined that comparable enterprise values derived from EBITDA multiples and trading prices of unsecured distressed debt in comparable industries each decreased. In addition, our Managing Trustee considered that, as of December 31, 2015, (i) a tolling arrangement with JAC’s suppliers did not commence as originally anticipated; (ii) no further discussions occurred between JAC, the joint ventures, the senior lenders and certain other stakeholders of JAC regarding a restructuring plan and (iii) JAC’s manufacturing facility continued to be non-operational. Based upon these factors, our Managing Trustee believed that the joint ventures’ ultimate collectability of the loan and the facility could result in less of a recovery from its prior estimate. As a result, our Managing Trustee determined to record an additional total credit loss of $10,137,863, which our Managing Trustee believed was the most likely outcome derived from its reassessment as of December 31, 2015. Our share of the total credit loss for the three months ended December 31, 2015 was $2,319,835. In July 2016, the tolling arrangement was finally implemented and the manufacturing facility resumed operations. Although our Managing Trustee believes that the marketability of JAC’s manufacturing facility should improve now that it has recommenced operations, our Managing Trustee does not anticipate that JAC will make any payments to the joint ventures while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could be up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Managing Trustee determined that the joint ventures’ ultimate collectability of the loan and the facility was further in doubt. As of June 30, 2016, our Managing Trustee updated its quarterly assessment and also considered the additional senior debt incurred by JAC, which has priority over the joint ventures’ loan and facility. Based upon this reassessment, our Managing Trustee determined that the joint ventures should fully reserve the outstanding balance of the loan and the facility due from JAC as of June 30, 2016. As a result, the joint ventures recorded an additional total credit loss of $10,137,863 for the three months ended June 30, 2016, of which our share was $2,319,835. During the fourth quarter of 2016, the Receiver formally commenced the process of marketing JAC’s manufacturing facility for sale. Our Managing Trustee continues to closely monitor the operations of JAC, the receivership process and the marketing process for sale of the manufacturing facility through regular communications with the Receiver and certain other stakeholders. The joint ventures did not recognize any finance income for the year ended December 31, 2016. For the years ended December 31, 2015 and 2014, the joint ventures recognized finance income of $2,136,688 and $7,356,011, respectively, prior to the loan and the facility being considered impaired. As of December 31, 2016 and 2015, the total net investment in notes receivable held by the joint ventures was $0 and $10,137,863, respectively, and our total investment in the joint ventures was $0 and $2,324,885, respectively.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

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

(9)      Non-Recourse Long-Term Debt
As of December 31, 2016 and 2015, we had the following non-recourse long-term debt:

	December 31,
Counterparty	2016	2015	Maturity	Rate
DVB Group Merchant Bank (Asia) Ltd.	$39,465,000	$43,770,000	2021-2022	5.04%-6.1225%
People's Capital and Leasing Corp.	2,354,242	4,279,520	2018	6.50%
Total principal outstanding on non-recourse long-term debt	41,819,242	48,049,520
Less: debt issuance costs	457,660	610,405
Total non-recourse long-term debt	41,361,582	47,439,115
Less: current portion of non-recourse long-term debt	22,721,924	6,205,639
Total non-recourse long-term debt, less current portion	$18,639,658	$41,233,476

All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of December 31, 2016 and 2015, the total carrying value of assets subject to non-recourse long term debt was $79,790,314 and $87,131,546, respectively.

On April 3, 2014, a portion of the proceeds from the sale of the remaining three Leighton Vessels were used to satisfy our related non-recourse long-term debt obligations with Standard Chartered of $38,425,536.

On October 31, 2013, we borrowed $7,150,000 of non-recourse long-term debt from NXT Capital, LLC (“NXT”) secured by our interest in the secured term loan to and collateral from Cenveo. The loan was scheduled to mature on October 1, 2018 and bore interest at LIBOR, subject to a 1% floor, plus 6.5% per year. As a result of the partial prepayment by Cenveo, on July 7, 2014, we partially paid down our non-recourse long-term debt with NXT by making a prepayment of $702,915.  On September 30, 2015, as a result of the prepayment by Cenveo, we satisfied our non-recourse long-term debt obligations with NXT by making a prepayment of $4,223,432.

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

On March 21, 2014, a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen financed the acquisition of the EPIC Vessels by entering into a non-recourse loan agreement with DVB in the amount of $24,800,000.  The loan bears interest at a rate of 6.1225% per year and matures on March 25, 2022. On October 20, 2016, we were notified of an event of default as a result of a change of control of the bareboat charter guarantor, an affiliate of Foreguard Shipping. The lender has reserved, but not exercised, its rights under the loan agreement. As a result of such default, we classified the entire outstanding balance of the debt of $18,465,000 to current liabilities as of December 31, 2016.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

On May 12, 2014, we satisfied our long-term non-recourse debt obligations related to the Aegean Express and the Cebu Trader by making a payment in the aggregate amount of $5,988,638 to BNP Paribas.

On June 9, 2014, a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen financed the acquisition of an offshore supply vessel from Pacific Crest by entering into a non-recourse loan agreement with DVB in the amount of $26,000,000. The senior secured loan bears interest at a rate of 5.04% per year and matures on June 24, 2021.

As of December 31, 2016 and 2015, we had capitalized net debt financing costs of $457,660 and $610,405, respectively. For the years ended December 31, 2016, 2015 and 2014, we recognized additional interest expense of $152,745, $176,435 and $617,069, respectively, related to the amortization of debt financing costs.

The aggregate maturities of non-recourse long-term debt over the next five years and thereafter were as follows at December 31, 2016:

Years Ending December 31,
2017	$22,721,924
2018	2,847,318
2019	2,500,000
2020	2,500,000
2021	11,250,000
Thereafter	—
$41,819,242

At December 31, 2016, we were in compliance with all covenants related to our non-recourse long-term debt, except as disclosed above.

(10)      Revolving Line of Credit, Recourse
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
(11)      Transactions with Related Parties
We pay or paid our Managing Trustee (i) management fees ranging from 1% to 7% based on a percentage of the rentals and other contractual payments recognized either directly by us or through our joint ventures and (ii) acquisition fees, through the end of the operating period, of 3% of the purchase price (including indebtedness incurred or assumed therewith) of, or the value of the long-lived assets secured by or subject to, each of our investments. Our Managing Trustee was not paid acquisition fees or management fees for additional investments initiated during the liquidation period, although management fees continue to be paid for investments that were part of our portfolio prior to the commencement of the liquidation period. Our Managing Trustee has a 1% interest in our profits, losses, distributions and liquidation proceeds.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

Our Managing Trustee performs, or performed in its capacity as Manager of the LLC, certain services relating to the management of our equipment leasing and other financing activities. Such services include, but are not limited to, the collection of lease payments from the lessees of the equipment or loan payments from borrowers, re-leasing services in connection with equipment that is off-lease, inspections of the equipment, liaising with and general supervision of lessees and borrowers to ensure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

In addition, our Managing Trustee is reimbursed for administrative expenses incurred in connection with our operations. Administrative expense reimbursements are costs incurred by our Managing Trustee or its affiliates on our behalf that are necessary to our operations. These costs include our Managing Trustee’s and its affiliates’ legal, accounting, investor relations and operations personnel costs, as well as professional fees and other costs that are charged to us based upon the percentage of time such personnel dedicate to us. Excluded are salaries and related costs, office rent, travel expenses and other administrative costs incurred by individuals with a controlling interest in our Managing Trustee.

We paid distributions to our Managing Trustee of $337,284, $383,282 and $255,127 for the years ended December 31, 2016, 2015 and 2014, respectively. Our Managing Trustee’s interest in our net (loss) income for the years ended December 31, 2016, 2015 and 2014 was $(36,892), $(217,137) and $598,803, respectively.

Fees and other expenses incurred by us to our Managing Trustee or its affiliates were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2016	2015	2014
ICON Capital, LLC	Managing Trustee	Acquisition fees (1)	$—	$—	$3,884,570
ICON Capital, LLC	Managing Trustee	Management fees (2)	944,577	1,404,272	1,918,023
ICON Capital, LLC	Managing Trustee	Administrative expense
		reimbursements (2)	1,214,904	1,744,189	4,785,387
			$2,159,481	$3,148,461	$10,587,980
(1) Amount capitalized and amortized to operations.
(2) Amount charged directly to operations.

At December 31, 2016 and 2015, we had a net payable due to our Managing Trustee and affiliates of $267,764 and $437,925, respectively, primarily related to administrative expense reimbursements. During the year ended December 31, 2015, we settled our related party receivable of $142,500 due from a joint venture owned 25% by us and 75% by Fund Fourteen by converting it into an additional contribution to the joint venture. Our and Fund Fourteen’s proportionate ownership in the joint venture did not change as a result of this conversion. The administrative expense reimbursements incurred during the year ended December 31, 2014 included approximately $2,100,000 of professional fees and other costs incurred in connection with our Managing Trustee’s proposed sale of our assets during our liquidation period.

In June 2016, we sold our interests in a certain joint venture to an unaffiliated third party. In connection with the sale, the third party required that an affiliate of our Managing Trustee provides bookkeeping and administrative services related to such asset for a fee.

(12)    Derivative Financial Instruments
We entered into derivative financial instruments for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on our non-recourse long-term debt. We entered into these instruments only for hedging underlying exposures. We did not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges. Certain derivatives did not meet the established criteria to be designated as qualifying accounting hedges, even though we believed that these were effective economic hedges.

We recognized all derivative financial instruments as either assets or liabilities on our consolidated balance sheets and measured those instruments at fair value. Changes in the fair value of such instruments were recognized immediately in earnings unless certain criteria are met. These criteria demonstrated that the derivative was expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and included an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria were met, which we documented and assessed at inception and on an ongoing basis, we recognized the changes in fair value of such instruments in AOCI, a component of equity on our consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives were recognized immediately in earnings.

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

Interest Rate Risk
Our objectives in using interest rate derivatives were to add stability to interest expense and to manage our exposure to interest rate movements on our variable non-recourse debt. Our strategy to accomplish these objectives was to match the projected future cash flows with the underlying debt service. Each interest rate swap involved the receipt of floating-rate interest payments from the counterparty in exchange for us making fixed-rate interest payments over the life of the agreement without exchange of the underlying notional amount.

Counterparty Risk
We managed exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that we had with any individual bank and through the use of minimum credit quality standards for all counterparties. We did not require collateral or other security in relation to derivative financial instruments. Since it was our policy to enter into derivative contracts only with banks of internationally acknowledged standing and the fair value of our derivatives was in a liability position, we considered the counterparty risk to be remote.

As of December 31, 2016 and 2015, we no longer held any derivative financial instruments.

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

Our derivative financial instruments not designated as hedging instruments generated a loss on derivative financial instruments on our consolidated statements of comprehensive (loss) income for the year ended December 31, 2014 of $13,699. The loss recorded for the year ended December 31, 2014 was comprised of a gain of $32,618 related to interest rate swap contracts and a loss of $46,317 related to warrants. These amounts were recorded as a component of loss on derivative financial instruments on our consolidated statements of comprehensive (loss) income.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

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

For these derivatives, we recorded the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss was subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the consolidated statements of comprehensive (loss) income as the impact of the hedged transaction. During the year ended December 31, 2014, we recorded $3,431of hedge ineffectiveness in earnings, which is included in loss on derivative financial instruments.

The table below presents the effect of our derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of comprehensive (loss) income for the year ended December 31, 2014:

Year Ended December 31,	Derivatives Designated as Hedging Instruments	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion)	Location of Loss Reclassified from AOCI into Income (Effective Portion)*	Amount of Loss Reclassified from AOCI into Income (Effective Portion)*	Location of Loss Recognized in Income on Derivatives (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion and Amounts Excluded from Effectiveness Testing)
2014	Interest rate swaps	$(23,878)	Interest expense	$(653,465)	Loss on derivative financial instruments	$(3,431)
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

(13)    Fair Value Measurements
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

Assets Measured at Fair Value on a Nonrecurring Basis
We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements. Our non-financial assets, such as leased equipment at cost or vessels, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. Assets classified as held for sale are required to be recorded at the lower of carrying value or fair value less any costs to sell such assets. To determine the fair value when impairment indicators exist, we utilize different valuation approaches based on transaction-specific facts and circumstances to determine fair value, including, but not limited to, discounted cash flow models and the use of comparable transactions. The valuation of our financial assets, such as notes receivable, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

The following tables summarize the valuation of our material financial and non-financial assets measured at fair value on a nonrecurring basis, which is presented as of the date the credit loss or impairment loss was recorded, while the carrying value of the assets is presented as of December 31, 2016 and 2015.

	Carrying Value at December 31, 2016	Fair Value at Impairment Date				Impairment loss for the Year Ended December 31, 2016
		Level 1	Level 2	Level 3
Asset held for sale	$7,600,000	$—	$—	$8,000,000	(1)	$15,493,643

(1) As of December 31, 2016, the Swiber Chateau met the criteria to be classified as asset held for sale resulting in a reclassification of the barge from leased equipment at cost to asset held for sale on our consolidated balance sheets. There were nonrecurring fair value measurements in relation to the impairment loss as of June 30, 2016 and September 30, 2016 related to the Swiber Chateau while it was classified as leased equipment at cost. As of June 30, 2016 and September 30, 2016, the fair value was $17,875,000 and $14,770,000, respectively.

During the three months ended June 30, 2016, September 30, 2016 and December 31, 2016, we identified impairment indicators and measured our leased equipment at cost related to the Swiber Chateau for impairment purposes. The estimated fair value of such leased equipment at cost at June 30, 2016 was based on an independent third-party valuation using a combination of the cost and sales comparison approach. The estimated fair value of such leased equipment at cost at September 30, 2016 was based on an updated independent third-party valuation using a cost approach. During the three months ended December 31, 2016, the Swiber Chateau met the criteria to be classified as asset held for sale on our consolidated balance sheets resulting in a reclassification from leased equipment at cost to asset held for sale. The carrying value of such asset held for sale of $7,600,000, represents fair value of the Swiber Chateau estimated at $8,000,000 less cost to sell. As of December 31, 2016, the estimated fair value of the Swiber Chateau was derived from the expected sale price based on third-party bids. The estimated fair value of the Swiber Chateau and cost to sell were based on inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3.

	Carrying Value at December 31, 2015	Fair Value at Impairment Date				Credit Loss for the Year Ended December 31, 2015
		Level 1	Level 2	Level 3
Net investment in notes receivable	$—	$—	$—	$268,975	(1)	$697,384
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

	Carrying Value at December 31, 2015	Fair Value at Impairment Date				Impairment loss for the Year Ended December 31, 2015
		Level 1	Level 2	Level 3
Vessels	$5,720,000	$—	$—	$5,720,000	(1)	$11,149,619
(1) There were nonrecurring fair value measurements in relation to impairments recognized as of September 30, 2015 and December 31, 2015 related to the Aegean Express and the Cebu Trader. As of September 30, 2015 and December 31, 2015, the fair value was $6,540,000 and $5,720,000, respectively.

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

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

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

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The estimated fair value of our fixed-rate non-recourse long-term debt and seller’s credits was based on the discounted value of future cash flows related to the debt and seller’s credits based on a discount rate derived from the margin at inception, adjusted for material changes in risk, plus the applicable fixed rate based on the current interest rate curve. The fair value of the principal outstanding on fixed-rate notes receivable was derived using discount rates ranging between 24.4% and 25.9% as of December 31, 2016. The fair value of the principal outstanding on fixed-rate non-recourse long-term debt and the seller’s credits was derived using discount rates ranging between 5.3% and 12.2% as of December 31, 2016.

	December 31, 2016
	Carrying Value	Fair Value (Level 3)
Principal outstanding on fixed-rate notes receivable	$21,002,939	$18,902,645

Principal outstanding on fixed-rate non-recourse long-term debt	$41,819,242	$41,451,742

Seller's credits	$13,228,926	$8,515,192

(14)    Concentrations of Risk
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

For the years ended December 31, 2016, 2015 and 2014, we had five, four and two lessees that accounted for 78.3%, 66.0% and 62.1% of our rental and finance income, respectively. No other lessees or borrowers accounted for more than 10% of our rental and finance income.

As of December 31, 2016, we had three lessees and one borrower that accounted for 69.1% of total assets. As of December 31, 2015, we had three lessees and one borrower that accounted for 62.9% of total assets.

As of December 31, 2016 and 2015, we had one and two lenders that accounted for 69.6% and 69.4% of total liabilities, respectively.

(15)    Geographic Information
Geographic information for revenue, long-lived assets and other assets deemed relatively illiquid, based on the country of origin, was as follows:

	Year Ended December 31, 2016
	North America	Europe	Asia	Vessels(a)	Total
Revenue:
Finance income	$4,547,439	$—	$—	$5,896,931	$10,444,370
Rental income	$2,166,054	$—	$—	$8,310,075	$10,476,129
Time charter revenue	$—	$—	$—	$2,982,466	$2,982,466
Loss from investment in joint ventures	$—	$—	$(1,923,926)	$—	$(1,923,926)

	December 31, 2016
	North America	Europe	Asia	Vessels(a)	Total
Long-lived assets:
Net investment in notes receivable	$—	$—	$—	$21,002,939	$21,002,939
Net investment in finance leases	$10,273,851	$—	$—	$35,597,469	$45,871,320
Leased equipment at cost, net	$3,042,302	$—	$—	$33,918,994	$36,961,296
Asset held for sale	$—	$—	$—	$7,600,000	$7,600,000

	Year Ended December 31, 2015
	North America	Europe	Asia	Vessels(a)	Total
Revenue:
Finance income	$7,290,273	$—	$—	$6,356,018	$13,646,291
Rental income	$2,166,054	$—	$—	$11,962,575	$14,128,629
Time charter revenue	$—	$—	$—	$5,361,706	$5,361,706
Income (loss) from investment in joint ventures	$186,222	$—	$(13,531,747)	$1,334,765	$(12,010,760)

	December 31, 2015
	North America	Europe	Asia	Vessels(a)	Total
Long-lived assets:
Net investment in notes receivable	$12,511,222	$—	$—	$21,002,939	$33,514,161
Net investment in finance leases	$20,451,191	$—	$—	$36,760,303	$57,211,494
Leased equipment at cost, net	$4,778,814	$—	$—	$60,964,665	$65,743,479
Vessels	$—	$—	$—	$5,720,000	$5,720,000
Investment in joint ventures	$5,010	$—	$2,324,885	$9,903,961	$12,233,856

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

	Year Ended December 31, 2014
	North America	Europe	Asia	Vessels(a)	Total
Revenue:
Finance income	$7,138,033	$(81,686)	$—	$61,169,489	$68,225,836
Rental income	$631,225	$—	$—	$13,280,482	$13,911,707
Time charter revenue	$—	$—	$—	$4,132,289	$4,132,289
Income from investment in joint ventures	$147,331	$—	$1,594,177	$1,529,684	$3,271,192

(a) Vessels are generally free to trade worldwide.

(16)    Commitments and Contingencies
At the time we acquire or divest of our interest in an equipment lease or other financing transaction, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. Our Managing Trustee believes that any liability of ours that may arise as a result of any such indemnification obligations may or may not have a material adverse effect on our consolidated financial condition or results of operations as a whole.

In connection with certain debt obligations, we are required to maintain restricted cash accounts with certain banks. At December 31, 2016, we had restricted cash of $3,471,147, which is presented within other non-current assets in our consolidated balance sheets.

During 2008, ICON EAR, LLC (“ICON EAR”), a joint venture owned 55% by us and 45% by Fund Eleven, purchased and simultaneously leased semiconductor manufacturing equipment to Equipment Acquisition Resources, Inc. (“EAR”) for $15,729,500. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR seeking the recovery of the lease payments that the trustee alleged were fraudulently transferred from EAR to ICON EAR. The complaint also sought the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that ICON EAR received as security in connection with its investment. Our Managing Trustee filed an answer to the complaint that included certain affirmative defenses. Since that time, substantial discovery was completed.  Given the risks, costs and uncertainty surrounding litigation in bankruptcy, our Managing Trustee engaged in mediation with the trustee to resolve this matter, which resulted in a tentative settlement in May 2016 subject to bankruptcy court approval. On July 5, 2016, the U.S. Bankruptcy Court approved the settlement. The settlement released all claims against ICON EAR, Fund Eleven and us for an aggregate settlement payment of $3,100,000. As a result, we recorded our proportionate share of the litigation settlement expense of $1,209,000 during the three months ended March 31, 2016. The settlement amount was paid on July 15, 2016.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

(17)    Selected Quarterly Financial Data (unaudited)
The following table is a summary of selected financial data by quarter:

	(unaudited) Quarters Ended in 2016				Year Ended December 31, 2016
	March 31,	June 30,	September 30,	December 31,
Total revenue and other income	$8,486,749	$6,819,593	$5,466,843	$3,639,754	$24,412,939

Net income (loss)	$2,407,542	$(3,511,331)	$(1,741,140)	$(6,639,183)	$(9,484,112)

Net income (loss) attributable to Fund Twelve Liquidating Trust allocable to additional beneficial owners	$890,908	$822,453	$1,069,981	$(6,435,609)	$(3,652,267)

Weighted average number of additional beneficial interests outstanding	348,335	348,335	348,335	348,335	348,335

Net income (loss) attributable to Fund Twelve Liquidating Trust per weighted average additional beneficial interest outstanding	$2.56	$2.36	$3.07	$(18.47)	$(10.48)

	(unaudited) Quarters Ended in 2015				Year Ended December 31, 2015
	March 31,	June 30,	September 30,	December 31,
Total revenue and other income	$9,165,760	$1,344,618	$4,629,330	$5,986,158	$21,125,866

Net income (loss)	$2,344,104	$(8,525,089)	$(11,313,301)	$(37,429)	$(17,531,715)

Net income (loss) attributable to Fund Twelve Liquidating Trust allocable to additional beneficial owners	$1,299,852	$(9,508,113)	$(12,186,305)	$(1,101,992)	$(21,496,558)

Weighted average number of additional beneficial interests outstanding	348,335	348,335	348,335	348,335	348,335

Net income (loss) attributable to Fund Twelve Liquidating Trust per weighted average additional beneficial interest outstanding	$3.73	$(27.30)	$(34.98)	$(3.16)	$(61.71)

	(unaudited) Quarters Ended in 2014				Year Ended December 31, 2014
	March 31,	June 30,	September 30,	December 31,
Total revenue and other income	$8,146,719	$63,719,444	$9,320,515	$10,073,529	$91,260,207

Net income	$2,785,139	$57,442,872	$3,014,691	$418,409	$63,661,111

Net income (loss) attributable to Fund Twelve Liquidating Trust allocable to additional beneficial owners	$2,142,378	$55,877,413	$1,951,786	$(690,049)	$59,281,528

Weighted average number of additional beneficial interests outstanding	348,335	348,335	348,335	348,335	348,335

Net income (loss) attributable to Fund Twelve Liquidating Trust per weighted average additional beneficial interest outstanding	$6.15	$160.41	$5.60	$(1.97)	$170.19

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

(18)    Income Tax Reconciliation (unaudited)
At December 31, 2016 and 2015, the beneficial owners’ equity included in the consolidated financial statements totaled $64,035,440 and $101,452,996, respectively. The beneficial owners’ capital for federal income tax purposes at December 31, 2016 and 2015 totaled $73,456,242 and $130,633,158, respectively. The difference arises primarily from sales and offering expenses reported as a reduction in the additional beneficial owner equity accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in depreciation and amortization, noncontrolling interests, state income tax, and taxable income from investment in joint ventures between financial reporting purposes and federal income tax purposes.

The following table reconciles net (loss) income attributable to us for financial statement reporting purposes to net (loss) income attributable to us for federal income tax purposes:

	Years Ended December 31,
	2016	2015	2014
Net (loss) income attributable to Fund Twelve Liquidating Trust per consolidated financial statements	$(3,689,159)	$(21,713,695)	$59,880,331
Finance income	—	—	(416,067)
Rental income	—	—	29,348,962
Depreciation and amortization	(2,033,618)	(1,703,737)	(4,711,485)
Loss on disposal of assets	—	—	(42,052,420)
Taxable income from joint ventures	4,094,311	12,779,724	752,724
Loss on sale of vessels	(23,138,568)	—	—
Interest expense	—	—	(756,102)
Taxable income attributable to noncontrolling interests	1,462,355	2,006,642	3,429,854
Loss on debt extinguishment	—	—	(857,724)
Impairment	—	11,149,619	—
Bad debt	—	(634,803)	—
State income tax	114,872	(200,554)	—
Other	(257,647)	(702,388)	3,546,573
Net (loss) income attributable to Fund Twelve Liquidating Trust for federal income tax purposes	$(23,447,454)	$980,808	$48,164,646

Schedule II - Valuation and Qualifying Accounts
Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deduction	Balance at End of Year
Allowance from asset accounts:

Year Ended December 31, 2016
Credit loss reserve	$—	$—	$—	$—

Year Ended December 31, 2015
Credit loss reserve	$631,986	$4,848,978	$(5,480,964)	$—

Year Ended December 31, 2014
Credit loss reserve	$—	$631,986	$—	$631,986

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2016, our Managing Trustee carried out an evaluation, under the supervision and with the participation of the management of our Managing Trustee, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Trustee’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Trustee’s disclosure controls and procedures were effective.

In designing and evaluating our Managing Trustee’s disclosure controls and procedures, our Managing Trustee recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our Managing Trustee’s disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

Our Managing Trustee’s Co-Chief Executive Officers and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this Annual Report on Form 10-K.

Evaluation of internal control over financial reporting
Our Managing Trustee is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Managing Trustee assessed the effectiveness of its internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework” as issued in 2013.

Based on its assessment, our Managing Trustee believes that, as of December 31, 2016, its internal control over financial reporting is effective.

Changes in internal control over financial reporting
There were no changes in our Managing Trustee’s internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information
Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's Managing Trustee and Corporate Governance
Our Managing Trustee, ICON Capital, LLC, a Delaware limited liability company (“ICON Capital”), was formed in 1985. Our Managing Trustee's principal office is located at 3 Park Avenue, 36th Floor, New York, New York 10016, and its telephone number is (212) 418-4700.

In addition to the primary services related to our disposing of investments, our Managing Trustee provides services relating to the day-to-day management of our investments. These services include collecting payments due from lessees, borrowers, and other counterparties; remarketing equipment that is off-lease; inspecting equipment; serving as a liaison with lessees, borrowers, and other counterparties; supervising equipment maintenance; and monitoring performance by lessees, borrowers, and other counterparties of their obligations, including payment of contractual payments and all operating expenses.

Name	Age	Title
Michael A. Reisner	46	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	44	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Christine H. Yap	46	Managing Director and Principal Financial and Accounting Officer

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

Code of Ethics
Our Managing Trustee, on our behalf, has adopted a code of ethics for its Co-Chief Executive Officers and Principal Financial and Accounting Officer. The Code of Ethics is available free of charge by requesting it in writing from our Managing Trustee. Our Managing Trustee's address is 3 Park Avenue, 36th Floor, New York, New York 10016.

Item 11. Executive Compensation

We have no directors or officers. Our Managing Trustee and its affiliates were paid or we accrued the following compensation and reimbursement for costs and expenses:

			Years Ended December 31,
Entity	Capacity	Description	2016	2015	2014
ICON Capital, LLC	Managing Trustee	Acquisition fees (1)	$—	$—	$3,884,570
ICON Capital, LLC	Managing Trustee	Management fees (2)	944,577	1,404,272	1,918,023
ICON Capital, LLC	Managing Trustee	Administrative expense reimbursements (2)	1,214,904	1,744,189	4,785,387
			$2,159,481	$3,148,461	$10,587,980

(1) Amount capitalized and amortized to operations.
(2) Amount charged directly to operations.

Our Managing Trustee also has a 1% interest in our profits, losses, distributions and liquidation proceeds. We paid distributions to our Managing Trustee of $337,284, $383,282 and $255,127 for the years ended December 31, 2016, 2015 and 2014, respectively. Our Managing Trustee’s interest in our net (loss) income was $(36,892), $(217,137) and $598,803 for the years ended December 31, 2016, 2015 and 2014, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the Managing Trustee and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)	As of March 27, 2017, no directors or officers of our Managing Trustee own any of our equity securities.

(c)
The LLC’s assets and liabilities, including its investments, were transferred to the Liquidating Trust on December 31, 2016 in order to reduce expenses and to maximize potential distributions to beneficial owners.  On December 31, 2016, all Shares were exchanged for an equal number of Interests in the Liquidating Trust. Neither we nor our Managing Trustee are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us, other than the transfer of the assets and liabilities to the Liquidating Trust as described above.

Item 13. Certain Relationships and Related Transactions, and Director Independence
See “Item 11. Executive Compensation” for a discussion of our related party transactions. See Notes 8 and 11 to our consolidated financial statements for a discussion of our investments in joint ventures and transactions with related parties, respectively.

Because we are not listed on any national securities exchange or inter-dealer quotation system, we have elected to use the Nasdaq Stock Market’s definition of “independent director” in evaluating whether any of our Managing Trustee’s directors are independent. Under this definition, the board of directors of our Managing Trustee has determined that our Managing Trustee does not have any independent directors, nor are we required to have any.

Item 14. Principal Accounting Fees and Services
During the years ended December 31, 2016 and 2015, our auditors provided audit services relating to our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non-audit services rendered by Ernst & Young LLP:

	Years Ended December 31,
	2016	2015
Audit fees	$540,470	$454,964
Tax fees	382,282	277,095
	$922,752	$732,059

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements
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

10.3
Plan of Liquidation and Dissolution, dated as of December 31, 2016, by and between ICON Leasing Fund Twelve, LLC and ICON Capital, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2017).

10.4
Liquidating Trust Agreement, dated as of December 23, 2016, by and among ICON Leasing Fund Twelve, LLC, ICON Capital, LLC and NRAI Services, LLC (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2017).

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

Item 16. Form 10-K Summary

None.

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

                    /s/ ERNST & YOUNG LLP

New York, New York
March 29, 2016

ICON Mauritius MI, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Balance Sheets
	December 31,
	2016	2015
	(unaudited)
Assets
Cash	$30,917	$17,224
Net investment in note receivable	—	4,772,088
Other assets	4,356	14,830
Total assets	$35,273	$4,804,142
Liabilities and Members’ Equity
Liabilities:
Accrued expenses and other liabilities	$4,448	$—
Total liabilities	4,448	—

Members’ equity	30,825	4,804,142
Total liabilities and members’ equity	$35,273	$4,804,142

See accompanying notes to consolidated financial statements.

ICON Mauritius MI, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Statements of Operations
	Years Ended December 31,
	2016	2015	2014
	(unaudited)		(unaudited)
Revenue:
Finance income	$—	$984,108	$3,355,697
Total revenue	—	984,108	3,355,697
Expenses:
General and administrative	31,307	9,623	42,507
Credit loss, net	4,772,088	28,621,458	—
Total expenses	4,803,395	28,631,081	42,507
Net (loss) income	$(4,803,395)	$(27,646,973)	$3,313,190

See accompanying notes to consolidated financial statements.

ICON Mauritius MI, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Statements of Changes in Members’ Equity

Members’ Equity
Balance, December 31, 2013 (unaudited)	$29,289,522

Net income (unaudited)	3,313,190
Equity investment from members (unaudited)	28,374
Distributions to members (unaudited)	(213,601)
Balance, December 31, 2014 (unaudited)	32,417,485

Net loss	(27,646,973)
Equity investment from members	33,630
Balance, December 31, 2015	4,804,142

Net loss (unaudited)	(4,803,395)
Equity investment from members (unaudited)	30,078
Balance, December 31, 2016 (unaudited)	$30,825

See accompanying notes to consolidated financial statements.

ICON Mauritius MI, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2016	2015	2014
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net (loss) income	$(4,803,395)	$(27,646,973)	$3,313,190
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Finance income	—	352,686	584,154
Paid-in-kind interest	—	(1,769,428)	(4,960,012)
Credit loss, net	4,772,088	28,621,458	—
Changes in operating assets and liabilities:
Other assets	10,474	631,403	1,020,162
Accrued expenses and other current liabilities	4,448	(224,141)	215,499
Net cash (used in) provided by operating activities	(16,385)	(34,995)	172,993
Cash flows from financing activities:
Additional equity investment from members	30,078	33,630	28,374
Distributions to members	—	—	(213,601)
Net cash provided by (used in) financing activities	30,078	33,630	(185,227)
Net increase (decrease) in cash	13,693	(1,365)	(12,234)
Cash, beginning of year	17,224	18,589	30,823
Cash, end of year	$30,917	$17,224	$18,589

See accompanying notes to consolidated financial statements.

ICON Mauritius MI, LLC
(A Marshall Islands Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

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

The LLC was formed as a joint venture between two affiliated entities, ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) and ICON Leasing Fund Twelve Liquidating Trust (formerly, ICON Leasing Fund Twelve, LLC) (“Fund Twelve” and, collectively, the "Members"). Fund Fourteen and Fund Twelve have ownership interests of 75% and 25%, respectively, in the LLC's profits, losses and distributions. The LLC is engaged in one business segment, the business of acting as a lender and syndicate for loan transactions.

ICON Capital, LLC, a Delaware limited liability company, is Fund Fourteen’s investment manager and Fund Twelve’s managing trustee (the “Manager”). The Manager manages and controls the LLC’s business affairs, including, but not limited to, the financing transactions into which the LLC enters.

(2)    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  In the opinion of the Manager, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.

As of December 31, 2016, the Manager evaluated whether there are conditions or events that raise substantial doubt about the LLC’s ability to continue as a going concern for a reasonable period of time not to exceed one year beyond the date the consolidated financial statements are issued. The Manager has considered cash on hand, current obligations and expected operating costs for the coming year and concluded that, with the financial support from the Members who have been supporting and will continue to support the LLC, the LLC has the ability to continue as a going concern for such reasonable period of time.

Cash

The LLC’s cash is held principally at one financial institution and at times may exceed insured limits. The LLC has placed these funds in a high quality institution in order to minimize risk relating to exceeding insured limits.

Note Receivable and Revenue Recognition

The note receivable is reported in the LLC’s consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate the loan, net of any unamortized premium or discount on purchased loan and any credit loss reserve. The LLC uses the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment. Unearned income, discounts and premiums are amortized to finance income on the LLC’s consolidated statements of operations using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance on the LLC’s consolidated balance sheets. The LLC’s note receivable contains a paid-in-kind (“PIK”) interest provision. Any PIK interest, if deemed collectible, will be added to the principal balance of the note receivable and is recorded as finance income. Upon the prepayment of the note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income in the LLC’s consolidated statements of operations.

ICON Mauritius MI, LLC
(A Marshall Islands Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

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

A note receivable is generally placed on a non-accrual status when payments are more than 90 days past due. Additionally, the Manager periodically reviews the creditworthiness of a company with payments outstanding less than 90 days and based upon the Manager’s judgment, the account may be placed on a non-accrual status.

In accordance with the cost recovery method, payments received on a non-accrual note receivable are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal of a non-accrual note receivable is not in doubt, interest income is recognized on a cash basis. A note receivable on non-accrual status may not be restored to accrual status until all delinquent payments have been received, and the LLC believes recovery of the remaining unpaid receivable is probable.

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
December 31, 2016
(unaudited)

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

Recently Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The LLC adopted ASU 2014-15 on December 31, 2016, which did not have an effect on its consolidated financial statements, except as set forth in Note 2.

In January 2015, FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items. The LLC adopted ASU 2015-01 on January 1, 2016, which did not have an effect on its consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. This new revenue standard may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of adoption. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date (“ASU 2015-14”), which defers implementation of ASU 2014-09 by one year. Under such deferral, the adoption of ASU 2014-09 becomes effective for the LLC on January 1, 2019. Early adoption is permitted, but not before the LLC's original effective date of January 1, 2017. The LLC is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

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

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”), which modifies the measurement of credit losses by eliminating the probable initial recognition threshold set forth in current guidance, and instead reflects an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will apply the amendments within ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The adoption of ASU 2016-13 becomes effective for the LLC on January 1, 2021. Early adoption is permitted. The LLC is currently in the process of evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for the LLC on January 1, 2019. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective

ICON Mauritius MI, LLC
(A Marshall Islands Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

transition method to each period presented. The LLC is currently in the process of evaluating the impact of the adoption of ASU 2016-15 on its consolidated financial statements.

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The adoption of ASU 2016-18 becomes effective for the LLC on January 1, 2019. Early adoption is permitted. An entity will apply the amendments within ASU 2016-18 using a retrospective transition method to each period presented. The LLC is currently in the process of evaluating the impact of the adoption of ASU 2016-18 on its consolidated financial statements.

(3)    Net Investment in Note Receivable

Net investment in note receivable consisted of the following:

	December 31,
	2016	2015
	(unaudited)
Principal outstanding	$31,788,011	$31,788,011
Initial direct costs	2,319,746	2,319,746
Deferred fees	(714,211)	(714,211)
Credit loss reserve	(33,393,546)	(28,621,458)
Net investment in note receivable	$—	$4,772,088

On December 22, 2011, the LLC made a $20,124,000 subordinated term loan to JAC as part of a $171,050,000 term loan facility. The loan initially bore interest at rates ranging between 12.5% and 15.0% per year and matures in January 2021. As a result of JAC’s failure to make an expected payment that was due to the LLC during the three months ended March 31, 2015, the interest rate payable by JAC under the loan increased from 12.5% to 15.5%. The loan is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

During 2015, JAC experienced liquidity constraints as a result of a general economic slow-down in China and India, which led to lower demand from such countries, as well as the price decline of energy and other commodities. As a result, JAC’s manufacturing facility ceased operations and JAC was not able to service interest payments under the loan. During the three months ended June 30, 2015, an expected tolling arrangement with JAC’s suppliers that would have allowed JAC’s manufacturing facility to resume operations did not commence as originally anticipated. Accordingly, the Manager determined that there was doubt regarding the LLC's ultimate collectability of the loan. The Manager visited JAC’s manufacturing facility and engaged in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon such discussions, which included a potential conversion of a portion of the loan to equity and/or a restructuring of the loan, the Manager believed that the LLC may potentially not be able to recover approximately $6,400,000 to $22,300,000 of the outstanding balance due from JAC as of June 30, 2015. During the three months ended June 30, 2015, the LLC recognized a credit loss of $15,921,795, which the Manager believed was the most likely outcome based upon the negotiations at the time. During the three months ended June 30, 2015, the LLC placed the loan on non-accrual status and ceased to recognize finance income. During the three months ended September 30, 2015, discussions among the senior lenders and certain other stakeholders of JAC regarding a restructuring plan ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated.  As a result, JAC entered receivership on September 28, 2015. The Manager reassessed the collectability of the loan by considering the following factors: (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. The Manager also considered the proposed plan of converting a portion of the loan to equity and/or restructuring the loan in the event that JAC’s stakeholders recommenced discussions. Based upon such reassessment, the Manager believed that the LLC may potentially not be able to recover approximately $19,400,000 to $24,000,000 of the outstanding balance due from JAC under the loan prior to recording the initial credit loss.  During the three months ended September 30, 2015, the LLC recognized an additional credit loss of $7,927,576, which the Manager believed was the most likely outcome derived from its reassessment.

In January 2016, the Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, the Manager anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s manufacturing facility to recommence operations. The Manager updated the collectability analysis under the loan as of December 31, 2015 and determined that comparable enterprise values derived from EBITDA multiples and trading prices of unsecured distressed debt in comparable industries each decreased. In addition, the Manager considered that, as of December 31, 2015, (i) a tolling arrangement with JAC’s suppliers did not commence as originally anticipated; (ii) no further discussions occurred between JAC, the LLC, the senior lenders and certain other stakeholders of JAC regarding a restructuring plan and (iii) JAC’s manufacturing facility continued to be non-operational. Based upon these factors, the Manager believed that the LLC’s ultimate collectability of the loan could result in less of a recovery from its prior estimate. As a result, the Manager determined to record an additional credit loss of $4,772,087, which the Manager believed was the most likely outcome derived from its reassessment as of December 31, 2015. In July 2016, the tolling arrangement was finally implemented and the manufacturing facility resumed operations. Although the Manager believes that the marketability of JAC’s manufacturing facility should improve now that it has recommenced operations, the Manager does not anticipate that JAC will make any payments to the LLC while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could be up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, the Manager determined that the LLC's ultimate collectability of the loan was further in doubt. As of June 30, 2016, the Manager updated its quarterly assessment and also considered the additional senior debt incurred by JAC, which has priority over the LLC's loan. Based upon this reassessment, the Manager determined that the LLC should fully reserve the outstanding balance of the loan due from JAC as of June 30, 2016. As a result, the LLC recorded an additional credit loss of $4,772,088 for the three months ended June 30, 2016. During the fourth quarter of 2016, the Receiver formally commenced the process of marketing JAC's manufacturing facility for sale. The Manager continues to closely monitor the operations of JAC, the receivership process and the marketing process for sale of the manufacturing facility through regular communications with the Receiver and certain other stakeholders. The LLC did not recognize any finance income for the year ended December 31, 2016. For the years ended December 31, 2015 and 2014, the LLC recognized finance income of $984,108 and $3,355,697, respectively, prior to the loan being considered impaired. As of December 31, 2016 and 2015, the total net investment in note receivable held by the LLC was $0 and $4,772,088, respectively.

Credit loss allowance activities for the years ended December 31, 2016, 2015 and 2014 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2013 (unaudited)	$—
Provisions (unaudited)	—
Write-offs, net of recoveries (unaudited)	—
Allowance for credit loss as of December 31, 2014 (unaudited)	$—
Provisions	28,621,458
Write-offs, net of recoveries	—
Allowance for credit loss as of December 31, 2015	$28,621,458
Provisions (unaudited)	4,772,088
Write-offs, net of recoveries (unaudited)	—
Allowance for credit loss as of December 31, 2016 (unaudited)	$33,393,546

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
December 31, 2016
(unaudited)

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
Asset for which Fair Value is Disclosed
The LLC’s financial asset represented by the fixed-rate note receivable, for which fair value is required to be disclosed, was valued using inputs that are generally unobservable and supported by little or no market data and are therefore classified within Level 3. The estimated fair value of the subordinated note receivable was zero based on a third party bid to purchase the assets collateralizing the note receivable. Fair value information with respect to certain of the LLC’s other assets is not separately provided since their carrying value approximates fair value due to their short-term maturities.

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

For the year ended December 31, 2016, the LLC had no finance income. For the years ended December 31, 2015 and 2014, the LLC had one borrower that accounted for 100% of finance income.

As of December 31, 2016 and 2015, a note receivable to one borrower accounted for 0% and 99.3% , respectively, of the LLC’s total assets.

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

/s/ ERNST & YOUNG LLP

New York, New York
March 29, 2016

ICON Mauritius MI II, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Balance Sheets
	December 31,
	2016	2015
	(unaudited)
Assets
Cash	$295	$295
Net investment in note receivable	—	5,365,775
Other assets	20,439	14,771
Total assets	$20,734	$5,380,841
Liabilities and Members’ Equity
Liabilities:
Accrued expenses and other liabilities	$12,423	$—
Total liabilities	12,423	—

Members’ equity	8,311	5,380,841
Total liabilities and members’ equity	$20,734	$5,380,841

See accompanying notes to consolidated financial statements.

ICON Mauritius MI II, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Statements of Operations

	Years Ended December 31,
	2016	2015	2014
	(unaudited)		(unaudited)
Revenue:
Finance income	$—	$1,152,580	$4,000,314
Total revenue	—	1,152,580	4,000,314
Expenses:
General and administrative	37,033	10,176	46,064
Credit loss, net	5,365,775	31,637,426	—
Total expenses	5,402,808	31,647,602	46,064
Net (loss) income	$(5,402,808)	$(30,495,022)	$3,954,250

See accompanying notes to consolidated financial statements.

ICON Mauritius MI II, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Statements of Changes in Members’ Equity

Members’ Equity
Balance, December 31, 2013 (unaudited)	$32,071,419

Net income (unaudited)	3,954,250
Equity investment from members (unaudited)	45,579
Distributions to members (unaudited)	(240,250)
Balance, December 31, 2014 (unaudited)	35,830,998

Net loss	(30,495,022)
Equity investment from members	44,865
Balance, December 31, 2015	5,380,841

Net loss (unaudited)	(5,402,808)
Equity investment from members (unaudited)	30,278
Balance, December 31, 2016 (unaudited)	$8,311

See accompanying notes to consolidated financial statements.

ICON Mauritius MI II, LLC
(A Marshall Islands Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net (loss) income	$(5,402,808)	$(30,495,022)	$3,954,250
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Finance income	—	113,591	468,874
Paid-in-kind interest	—	(1,993,047)	(5,589,670)
Credit loss, net	5,365,775	31,637,426	—
Changes in operating assets and liabilities:
Other assets	(5,668)	712,105	1,120,482
Accrued expenses and other current liabilities	12,423	(19,918)	240,735
Net cash (used in) provided by operating activities	(30,278)	(44,865)	194,671
Cash flows from financing activities:
Additional equity investment from members	30,278	44,865	45,579
Distributions to members	—	—	(240,250)
Net cash provided by (used in) financing activities	30,278	44,865	(194,671)
Net increase in cash	—	—	—
Cash, beginning of year	295	295	295
Cash, end of year	$295	$295	$295

See accompanying notes to consolidated financial statements.

ICON Mauritius MI II, LLC
(A Marshall Islands Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

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
The LLC was formed as a joint venture amongst three affiliated entities, ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), ICON Leasing Fund Eleven Liquidating Trust (formerly, ICON Leasing Fund Eleven, LLC) (“Fund Eleven”) and ICON Leasing Fund Twelve Liquidating Trust (formerly, ICON Leasing Fund Twelve, LLC) (“Fund Twelve” and, collectively, the "Members"). Fund Fifteen, Fund Eleven and Fund Twelve have ownership interests of 40%, 39% and 21%, respectively, in the LLC’s profits, losses and distributions. The LLC is engaged in one business segment, the business of acting as a lender and syndicate for loan transactions.
ICON Capital, LLC, a Delaware limited liability company, is Fund Fifteen’s investment manager and Fund Eleven’s and Fund Twelve’s managing trustee (the “Manager”). The Manager manages and controls the LLC’s business affairs, including, but not limited to, the financing transactions into which the LLC enters.

(2)    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  In the opinion of the Manager, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.

As of December 31, 2016, the Manager evaluated whether there are conditions or events that raise substantial doubt about the LLC’s ability to continue as a going concern for a reasonable period of time not to exceed one year beyond the date the consolidated financial statements are issued. The Manager has considered cash on hand, current obligations and expected operating costs for the coming year and concluded that, with the financial support from the Members who have been supporting and will continue to support the LLC, the LLC has the ability to continue as a going concern for such reasonable period of time.

Cash

The LLC’s cash is held principally at one financial institution and at times may exceed insured limits. The LLC has placed these funds in a high quality institution in order to minimize risk relating to exceeding insured limits.

Note Receivable and Revenue Recognition

The note receivable is reported in the LLC’s consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate the loan, net of any unamortized premium or discount on purchased loan and any credit loss reserve. The LLC uses the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment. Unearned income, discounts and premiums are amortized to finance income on the LLC’s consolidated statements of operations using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance on the LLC’s consolidated balance sheets. The LLC’s note receivable contains a paid-in-kind (“PIK”) interest provision. Any PIK interest, if deemed collectible, will be added to the principal balance of the note receivable and is recorded as finance income. Upon the prepayment of the note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income in the LLC’s consolidated statements of operations.

ICON Mauritius MI II, LLC
(A Marshall Islands Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

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

A note receivable is generally placed on a non-accrual status when payments are more than 90 days past due. Additionally, the Manager periodically reviews the creditworthiness of a company with payments outstanding less than 90 days and based upon the Manager’s judgment, the account may be placed on a non-accrual status.

In accordance with the cost recovery method, payments received on a non-accrual note receivable are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal of a non-accrual note receivable is not in doubt, interest income is recognized on a cash basis. A note receivable on non-accrual status may not be restored to accrual status until all delinquent payments have been received, and the LLC believes recovery of the remaining unpaid receivable is probable.

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
December 31, 2016
(unaudited)

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

Recently Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The LLC adopted ASU 2014-15 on December 31, 2016, which did not have an effect on its consolidated financial statements, except as set forth in Note 2.

In January 2015, FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items. The LLC adopted ASU 2015-01 on January 1, 2016, which did not have an effect on its consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. This new revenue standard may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of adoption. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date (“ASU 2015-14”), which defers implementation of ASU 2014-09 by one year. Under such deferral, the adoption of ASU 2014-09 becomes effective for the LLC on January 1, 2019. Early adoption is permitted, but not before the LLC's original effective date of January 1, 2017. The LLC is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

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

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”), which modifies the measurement of credit losses by eliminating the probable initial recognition threshold set forth in current guidance, and instead reflects an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will apply the amendments within ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The adoption of ASU 2016-13 becomes effective for the LLC on January 1, 2021. Early adoption is permitted. The LLC is currently in the process of evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for the LLC on January 1, 2019. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective

ICON Mauritius MI II, LLC
(A Marshall Islands Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

transition method to each period presented. The LLC is currently in the process of evaluating the impact of the adoption of ASU 2016-15 on its consolidated financial statements.

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The adoption of ASU 2016-18 becomes effective for the LLC on January 1, 2019. Early adoption is permitted. An entity will apply the amendments within ASU 2016-18 using a retrospective transition method to each period presented. The LLC is currently in the process of evaluating the impact of the adoption of ASU 2016-18 on its consolidated financial statements.

(3)    Net Investment in Note Receivable

Net investment in note receivable consisted of the following:

	December 31,
	2016	2015
	(unaudited)
Principal outstanding	$35,757,612	$35,757,612
Initial direct costs	1,485,839	1,485,839
Deferred fees	(240,250)	(240,250)
Credit loss reserve	(37,003,201)	(31,637,426)
Net investment in notes receivable	$—	$5,365,775

On May 15, 2013, the LLC purchased a portion of a $208,038,290 subordinated credit facility for JAC from Standard Chartered for $28,462,500. The subordinated credit facility initially bore interest at rates ranging between 12.5% and 15.0% per year and matures in January 2021. As a result of JAC's failure to make an expected payment that was due to the LLC during the three months ended March 31, 2015, the interest rate payable by JAC under the facility increased from 12.5% to 15.5%. The subordinated credit facility is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

During 2015, JAC experienced liquidity constraints as a result of a general economic slow-down in China and India, which led to lower demand from such countries, as well as the price decline of energy and other commodities. As a result, JAC’s manufacturing facility ceased operations and JAC was not able to service interest payments under the facility. During the three months ended June 30, 2015, an expected tolling arrangement with JAC’s suppliers that would have allowed JAC’s manufacturing facility to resume operations did not commence as originally anticipated. Accordingly, the Manager determined that there was doubt regarding the LLC’s ultimate collectability of the facility. The Manager visited JAC’s manufacturing facility and engaged in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon such discussions, which included a potential conversion of a portion of the facility to equity and/or a restructuring of the facility, the Manager believed that the LLC may potentially not be able to recover approximately $7,200,000 to $25,000,000 of the outstanding balance due from JAC as of June 30, 2015. During the three months ended June 30, 2015, the LLC recognized a credit loss of $17,342,915, which the Manager believed was the most likely outcome based upon the negotiations at the time. During the three months ended June 30, 2015, the LLC placed the facility on non-accrual status and ceased to recognize finance income. During the three months ended September 30, 2015, discussions among the senior lenders and certain other stakeholders of JAC regarding a restructuring plan ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated. As a result, JAC entered receivership on September 28, 2015. The Manager reassessed the collectability of the facility by considering the following factors: (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. The Manager also considered the proposed plan of converting a portion of the facility to equity and/or restructuring the facility in the event that JAC’s stakeholders recommenced discussions. Based upon such reassessment, the Manager believed that the LLC may potentially not be able to recover approximately $21,800,000 to $27,000,000 of the outstanding balance due from JAC under the facility prior to recording the initial credit loss. During the three months ended September 30, 2015, the LLC recognized an additional credit loss of $8,928,735, which the Manager believed was the most likely outcome derived from its reassessment.

ICON Mauritius MI II, LLC
(A Marshall Islands Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

In January 2016, the Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, the Manager anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s manufacturing facility to recommence operations. The Manager updated the collectability analysis under the facility as of December 31, 2015 and determined that comparable enterprise values derived from EBITDA multiples and trading prices of unsecured distressed debt in comparable industries each decreased. In addition, the Manager considered that, as of December 31, 2015, (i) a tolling arrangement with JAC’s suppliers did not commence as originally anticipated; (ii) no further discussions occurred between JAC, the LLC, the senior lenders and certain other stakeholders of JAC regarding a restructuring plan and (iii) JAC’s manufacturing facility continued to be non-operational. Based upon these factors, the Manager believed that the LLC’s ultimate collectability of the facility could result in less of a recovery from its prior estimate. As a result, the Manager determined to record an additional credit loss of $5,365,776, which the Manager believed was the most likely outcome derived from its reassessment as of December 31, 2015. In July 2016, the tolling arrangement was finally implemented and the manufacturing facility resumed operations. Although the Manager believes that the marketability of JAC’s manufacturing facility should improve now that it has recommenced operations, the Manager does not anticipate that JAC will make any payments to the LLC while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could be up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, the Manager determined that the LLC’s ultimate collectability of the facility was further in doubt. As of June 30, 2016, the Manager updated its quarterly assessment and also considered the additional senior debt incurred by JAC, which has priority over the LLC’s facility. Based upon this reassessment, the Manager determined that the LLC should fully reserve the outstanding balance of the facility due from JAC as of June 30, 2016. As a result, the LLC recorded an additional credit loss of $5,365,775 for the three months ended June 30, 2016. During the fourth quarter of 2016, the Receiver formally commenced the process of marketing JAC’s manufacturing facility for sale. The Manager continues to closely monitor the operations of JAC, the receivership process and the marketing process for sale of the manufacturing facility through regular communications with the Receiver and certain other stakeholders. The LLC did not recognize any finance income for the year ended December 31, 2016. For the years ended December 31, 2015 and 2014, the LLC recognized finance income of $1,152,580 and $4,003,314, respectively, prior to the facility being considered impaired. As of December 31, 2016 and 2015, the total net investment in notes receivable held by the LLC was $0 and 5,365,775 respectively.
Credit loss allowance activities for the years ended December 31 2014, 2015 and 2016 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2013 (unaudited)	$—
Provisions (unaudited)	—
Write-offs, net of recoveries (unaudited)	—
Allowance for credit loss as of December 31, 2014 (unaudited)	$—
Provisions	31,637,426
Write-offs, net of recoveries	—
Allowance for credit loss as of December 31, 2015	$31,637,426
Provisions (unaudited)	5,365,775
Write-offs, net of recoveries (unaudited)	—
Allowance for credit loss as of December 31, 2016 (unaudited)	$37,003,201

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
December 31, 2016
(unaudited)

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
Asset for which Fair Value is Disclosed

The LLC’s financial asset represented by the fixed-rate note receivable, for which fair value is required to be disclosed, was valued using inputs that are generally unobservable and supported by little or no market data and are therefore classified within Level 3. The estimated fair value of the subordinated note receivable was zero based on a third party bid to purchase the assets collateralizing the note receivable. Fair value information with respect to certain of the LLC’s other assets is not separately provided since their carrying value approximates fair value due to their short-term maturities.

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

For the year ended December 31, 2016, the LLC had no finance income. For the years ended December 31, 2015 and 2014, the LLC had one borrower that accounted for 100% of finance income.

As of December 31, 2016 and 2015, a note receivable to one borrower accounted for 0% and 99.7%, respectively, of the LLC’s total assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Leasing Fund Twelve Liquidating Trust
(Registrant)

By: ICON Capital, LLC
(Managing Trustee of the Registrant)

March 29, 2017

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

ICON Leasing Fund Twelve Liquidating Trust
(Registrant)

By: ICON Capital, LLC
(Managing Trustee of the Registrant)

March 29, 2017

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)
By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)
By: /s/ Christine H. Yap
Christine H. Yap
Managing Director (Principal Financial and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to beneficial owners.