Form 10-Q
period 2017-03-31
ICON LEASING FUND TWELVE, LLC
filed 2017-05-11
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2017
or
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53189

ICON Leasing Fund Twelve Liquidating Trust
(Exact name of registrant as specified in its charter)

Delaware	81-7012783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

(212) 418-4700
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. *

☑ Yes	☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). *

☑ Yes	☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☑ No
Number of outstanding beneficial interests of the registrant on May 8, 2017 is 348,335.
* ICON Leasing Fund Twelve Liquidating Trust is the transferee of the assets and liabilities of ICON Leasing Fund Twelve, LLC and files reports under the Commission file number for ICON Leasing Fund Twelve, LLC.

ICON Leasing Fund Twelve Liquidating Trust

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,497,515	$10,255,053
Current portion of net investment in notes receivable	7,033,264	6,447,158
Current portion of net investment in finance leases	6,586,797	6,824,610
Other current assets	6,588,499	5,924,846
Total current assets	25,706,075	29,451,667
Non-current assets:
Net investment in notes receivable, less current portion	13,969,675	14,555,781
Net investment in finance leases, less current portion	37,576,110	39,046,710
Leased equipment at cost (less accumulated depreciation of $11,310,434 and $10,247,365, respectively)	35,898,227	36,961,296
Asset held for sale	6,700,000	7,600,000
Other non-current assets	3,848,649	3,471,349
Total non-current assets	97,992,661	101,635,136
Total assets	$123,698,736	$131,086,803
Liabilities and Equity
Current liabilities:
Current portion of non-recourse long-term debt	$22,154,642	$22,721,924
Deferred revenue	142,102	155,413
Due to Managing Trustee and affiliates, net	19,849	267,764
Accrued expenses and other current liabilities	991,530	1,042,457
Current portion of seller's credit	—	5,000,000
Total current liabilities	23,308,123	29,187,558
Non-current liabilities:
Non-recourse long-term debt, less current portion	17,701,294	18,639,658
Seller's credits	8,351,788	8,228,926
Other non-current liabilities	150,000	150,000
Total non-current liabilities	26,203,082	27,018,584
Total liabilities	49,511,205	56,206,142
Commitments and contingencies (Note 10)
Equity:
Beneficial owners’ equity:
Additional beneficial owners	66,106,925	66,475,278
Managing Trustee	(2,443,558)	(2,439,838)
Total beneficial owners' equity	63,663,367	64,035,440
Noncontrolling interests	10,524,164	10,845,221
Total equity	74,187,531	74,880,661
Total liabilities and equity	$123,698,736	$131,086,803

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue and other income:
Finance income	$1,746,244	$3,817,565
Rental income	1,705,908	3,532,157
Time charter revenue	—	978,214
(Loss) income from investment in joint ventures	(1,596)	158,813
Gain on extinguishment of seller's credit and interest payable	5,131,250	—
Total revenue and other income	8,581,806	8,486,749
Expenses:
Management fees	73,734	237,548
Administrative expense reimbursements	245,026	308,389
General and administrative	536,342	633,937
Interest	771,656	874,144
Depreciation	1,063,069	1,861,895
Vessel operating	—	954,294
Impairment loss	900,000	—
Litigation settlement expense	—	1,209,000
Total expenses	3,589,827	6,079,207
Net income	4,991,979	2,407,542
Less: net income attributable to noncontrolling interests	313,325	1,507,635
Net income attributable to Fund Twelve Liquidating Trust	$4,678,654	$899,907

Net income attributable to Fund Twelve Liquidating Trust allocable to:
Additional beneficial owners	$4,631,867	$890,908
Managing Trustee	46,787	8,999
	$4,678,654	$899,907

Weighted average number of additional beneficial interests outstanding	348,335	348,335
Net income attributable to Fund Twelve Liquidating Trust per weighted average additional beneficial interest outstanding	$13.30	$2.56

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statement of Changes in Equity

	Beneficial Owners' Equity
	Additional Beneficial Interests	Additional Beneficial Owners	Managing Trustee	Total Beneficial Owners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	348,335	$66,475,278	$(2,439,838)	$64,035,440	$10,845,221	$74,880,661
Net income	—	4,631,867	46,787	4,678,654	313,325	4,991,979
Distributions	—	(5,000,220)	(50,507)	(5,050,727)	(634,382)	(5,685,109)
Balance, March 31, 2017 (unaudited)	348,335	$66,106,925	$(2,443,558)	$63,663,367	$10,524,164	$74,187,531

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$4,991,979	$2,407,542
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income	(1,078,460)	(2,706,476)
Loss (income) from investment in joint ventures	1,596	(158,813)
Depreciation	1,063,069	1,861,895
Interest expense from amortization of debt financing costs	33,954	40,250
Net accretion of seller's credits and other	122,862	116,936
Gain on extinguishment of seller's credit and interest payable	(5,131,250)	—
Impairment loss	900,000	—
Changes in operating assets and liabilities:
Collection of finance leases	2,786,873	9,580,258
Other assets	(1,040,953)	(764,968)
Accrued expenses and other current liabilities	80,323	641,823
Deferred revenue	(13,311)	(10,394)
Due to Managing Trustee and affiliates, net	(247,915)	(113,941)
Distributions from joint ventures	—	667
Net cash provided by operating activities	2,468,767	10,894,779
Cash flows from investing activities:
Investment in joint ventures	(1,596)	—
Distributions received from joint ventures in excess of profits	—	5,009
Net cash (used in) provided by investing activities	(1,596)	5,009
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(1,539,600)	(1,583,672)
Distributions to noncontrolling interests	(634,382)	(4,616,409)
Distributions to beneficial owners	(5,050,727)	(7,575,702)
Net cash used in financing activities	(7,224,709)	(13,775,783)
Net decrease in cash and cash equivalents	(4,757,538)	(2,875,995)
Cash and cash equivalents, beginning of period	10,255,053	8,404,092
Cash and cash equivalents, end of period	$5,497,515	$5,528,097
Supplemental disclosure of cash flow information:
Cash paid for interest	$587,331	$728,774

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

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

Prior to the transfer of the assets and liabilities of the LLC to the Liquidating Trust, the manager of the LLC was ICON Capital, LLC, a Delaware limited liability company (the “Manager”). As of December 31, 2016 and thereafter, our Manager became the managing trustee of the Liquidating Trust (the “Managing Trustee”). The terms “Manager” and “Managing Trustee” are interchangeable, as the context so requires, when used in the consolidated financial statements

The Liquidating Trust is governed by a Liquidating Trust Agreement (the "Trust Agreement") that appointed our Manager as Managing Trustee of the Liquidating Trust. Our Managing Trustee manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions. On December 31, 2016, all assets and liabilities of the LLC were transferred to the Liquidating Trust in order to reduce expenses and to maximize potential distributions to beneficial owners of the Liquidating Trust.  On December 31, 2016, all shares of limited liability company interests ("Shares") were exchanged for an equal number of beneficial interests (the “Interests”) in the Liquidating Trust.

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

 (2)         Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for Quarterly Reports on Form 10-Q. In the opinion of our Managing Trustee, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. The results for the interim period are not necessarily indicative of the results for the full year.

In accordance with U.S. GAAP pertaining to transactions amongst entities under common control, the financial position and results of operations of the LLC are presented as those of the Liquidating Trust retroactively to the beginning of the earliest period presented.

Restricted Cash
Cash that is restricted from use in operations is generally classified as restricted cash. Classification of changes in restricted cash within the consolidated statements of cash flows depends on the predominant source of the related cash flows. For the three months ended March 31, 2017, the predominant cash inflows into restricted cash were related to rental receipts associated with our leasing operations. For the three months ended March 31, 2016, the predominant cash generated from restricted cash was related to the release of restricted cash sourced from rental receipts associated with our leasing operations that was previously restricted pursuant to certain provisions in the applicable non-recourse long-term debt agreements. Restricted cash is presented within other non-current assets in our consolidated balance sheets. As a result,

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

changes in restricted cash were classified within net cash provided by operating activities for the three months ended March 31, 2017 and 2016.

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

Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-07, Investments – Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”), which eliminates the retroactive adjustments to an investment upon it qualifying for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence by the investor. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting. We adopted ASU 2016-07 on January 1, 2017, which did not have an effect on our consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

In October 2016, FASB issued ASU No. 2016-17, Consolidation (“ASU 2016-17”), which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in such entity held by related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. Under ASU 2016-17, a single decision maker is not required to consider indirect interests held by related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. We adopted ASU 2016-17 on January 1, 2017, which did not have an effect on our consolidated financial statements.

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

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 implements changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the recently released revenue recognition guidance. The adoption of ASU 2016-02 becomes effective for us on January 1, 2019. Early adoption is permitted. Based on our preliminary assessment, most, if not all, of our leases are subject to lessor accounting and the accounting applied by a lessor is largely unchanged from that applied under current U.S. GAAP. We continue to evaluate the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

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
March 31, 2017
(unaudited)

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

(3)       Net Investment in Notes Receivable
As of March 31, 2017 and December 31, 2016, we had no net investment in notes receivable on non-accrual status.

As of March 31, 2017, our net investment in note receivable and accrued interest related to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, "TMA") totaled $21,002,939 and $6,388,005, respectively, of which an aggregate of $9,575,200 was over 90 days past due. As of December 31, 2016, our net investment in note receivable and accrued interest related to TMA totaled $21,002,939 and $5,720,333, respectively, of which an aggregate of $8,281,871 was over 90 days past due. TMA has been in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and in payment default while available cash has been swept by the senior lender and applied to the senior tranche of the facility (the "Senior Loan") in accordance with the secured term loan credit facility agreement. As a result, the principal balance of the Senior Loan was paid down at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. Based on, among other things, TMA’s payment history and estimated collateral value as of March 31, 2017, our Managing Trustee continues to believe that all contractual interest and outstanding principal payments under our tranche of the facility (the "ICON Loan") are collectible. As a result, we continue to account for our net investment in note receivable related to TMA on an accrual basis despite a portion of the outstanding balance being over 90 days past due. As of March 31, 2017 and December 31, 2016, our share of the collateral value, net of the balance of the Senior Loan, was estimated to be approximately $7,200,000 and $4,800,000, respectively. Interest on the ICON Loan is currently being accrued.

Net investment in notes receivable consisted of the following:

	March 31, 2017	December 31, 2016
Principal outstanding	$21,002,939	$21,002,939
Net investment in notes receivable	21,002,939	21,002,939
Less: current portion of net investment in notes receivable	7,033,264	6,447,158
Net investment in notes receivable, less current portion	$13,969,675	$14,555,781

There was no allowance for credit loss at the beginning or at the end of the three months ended March 31, 2017 and 2016. There were no related activities during the three months ended March 31, 2017 and 2016.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

(4)      Net Investment in Finance Leases
As of March 31, 2017 and December 31, 2016, we had no net investment in finance leases on non-accrual status and no net investment in finance leases that was past due 90 days or more and still accruing.

Net investment in finance leases consisted of the following:

	March 31, 2017	December 31, 2016
Minimum rents receivable	$53,853,983	$56,640,856
Estimated guaranteed residual values	4,316,144	4,316,144
Initial direct costs	845,547	919,766
Unearned income	(14,852,767)	(16,005,446)
Net investment in finance leases	44,162,907	45,871,320
Less: current portion of net investment in finance leases	6,586,797	6,824,610
Net investment in finance leases, less current portion	$37,576,110	$39,046,710

(5)      Leased Equipment at Cost
Leased equipment at cost consisted of the following:

	March 31, 2017	December 31, 2016
Offshore oil field services equipment	$40,350,587	$40,350,587
Mining equipment	6,858,074	6,858,074
Leased equipment at cost	47,208,661	47,208,661
Less: accumulated depreciation	11,310,434	10,247,365
Leased equipment at cost, less accumulated depreciation	$35,898,227	$36,961,296

Depreciation expense was $1,063,069 and $1,781,551 for the three months ended March 31, 2017 and 2016, respectively.

(6)       Asset Held for Sale
On March 24, 2009, we and Swiber Engineering Ltd. (“Swiber”) entered into a joint venture owned 51% by us and 49% by Swiber for the purpose of purchasing a 300-man accommodation and work barge, the Swiber Chateau (f/k/a the Swiber Victorious). Simultaneously with the purchase, the barge was chartered to Swiber Offshore Marine Pte. Ltd., an affiliate of Swiber ("Swiber Offshore"), for 96 months, which expired on March 23, 2017. The Swiber Chateau was purchased for $42,500,000, which was funded by (i) a $19,125,000 equity investment from us, (ii) a $18,375,000 contribution-in-kind by Swiber and (iii) a $5,000,000 subordinated, non-recourse and unsecured payable from Swiber. The payable bore interest at 3.5% per year and was recorded within seller's credits on our consolidated balance sheet as of December 31, 2016.

Pursuant to the joint venture’s operating agreement, in the event that, among other things, (i) there is a default by Swiber Offshore under the charter, or (ii) the fair market value of the barge is less than $21,000,000, all of Swiber’s interests in the distributions, net cash flow, net profits and net proceeds resulting from the joint venture are subordinated to our rights in such distributions, net cash flow, net profits and net proceeds until such time that we have received in distributions the return of the full amount of our contribution to the joint venture and a return at a monthly compounded rate equal to 15.51% per year (the “Preferred Equity Interest”).

On July 29, 2016, Swiber Holdings Ltd. (“Swiber Holdings”), the parent company of Swiber and Swiber Offshore (together with Swiber and Swiber Offshore, the “Swiber Group”) and the guarantor of the payment and performance obligations of Swiber Offshore and its affiliates under the transaction documents, submitted an application for court-supervised judicial management in Singapore. On November 28, 2016, Swiber Offshore filed an application for voluntary winding up and liquidation in Singapore. As a result of (i) Swiber Offshore’s and Swiber Holdings’ default on their respective obligations under the charter and the guaranty, respectively, (ii) Swiber Offshore and Swiber Holdings being subject to

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

voluntary winding up and judicial management proceedings, respectively, (iii) a decrease in the fair market value of the Swiber Chateau and (iv) the barge being classified as asset held for sale as of December 31, 2016, we recorded an aggregate impairment loss of $15,493,643 during 2016, of which only $8,706,972 was allocated to Swiber as the balance of the noncontrolling interest in the joint venture had been reduced to zero. We are currently in advanced negotiations for the sale of the Swiber Chateau to a potential third party purchaser. Based on the negotiated purchase price, we further wrote down the barge by $900,000 during the three months ended March 31, 2017 to its estimated fair value less cost to sell.

Pursuant to the purchase and charter agreement, upon expiration of the charter on March 23, 2017, the joint venture’s obligation to pay to Swiber principal and interest outstanding under the payable of $5,131,250 was extinguished as a result of the continuing defaults under the transaction documents by the Swiber Group. The gain on extinguishment of the seller's credit and the related interest payable of $5,131,250 was allocated entirely to us during the three months ended March 31, 2017 due to our Preferred Equity Interest.

(7)      Non-Recourse Long-Term Debt
As of March 31, 2017 and December 31, 2016, we had the following non-recourse long-term debt:

Counterparty	March 31, 2017	December 31, 2016	Maturity	Rate
DVB Group Merchant Bank (Asia) Ltd.	$38,415,000	$39,465,000	2021-2022	5.04%-6.1225%
People's Capital and Leasing Corp.	1,864,642	2,354,242	2018	6.50%
Total principal outstanding on non-recourse long-term debt	40,279,642	41,819,242
Less: debt issuance costs	423,706	457,660
Total non-recourse long-term debt	39,855,936	41,361,582
Less: current portion of non-recourse long-term debt	22,154,642	22,721,924
Total non-recourse long-term debt, less current portion	$17,701,294	$18,639,658

All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of March 31, 2017 and December 31, 2016, the total carrying value of assets subject to non-recourse long-term debt was $77,452,959 and $79,790,314, respectively.

On October 20, 2016, we were notified of an event of default on the senior debt associated with two tanker vessels currently on charter to an affiliate of Foreguard Shipping I Global Ships Ltd. (f/k/a Siva Global Ships Limited) ("Foreguard Shipping") as a result of a change of control of the bareboat charter guarantor, an affiliate of Foreguard Shipping. The lender has reserved, but not exercised, its rights under the loan agreement. As a result of such default, we classified the entire outstanding balance of the debt of $17,915,000 and $18,465,000 to current liabilities as of March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017, we were in compliance with all covenants related to our non-recourse long-term debt, except as disclosed above.

(8)      Transactions with Related Parties
We paid distributions to our Managing Trustee of $50,507 and $75,757 for the three months ended March 31, 2017 and 2016, respectively. Our Managing Trustee’s interest in our net income for the three months ended March 31, 2017 and 2016 was $46,787 and $8,999, respectively.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

Fees and other expenses incurred by us to our Managing Trustee or its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2017	2016
ICON Capital, LLC	Managing Trustee	Management fees (1)	$73,734	$237,548
ICON Capital, LLC	Managing Trustee	Administrative expense reimbursements (1)	245,026	308,389
			$318,760	$545,937
(1) Amount charged directly to operations.

At March 31, 2017 and December 31, 2016, we had a net payable due to our Managing Trustee and affiliates of $19,849 and $267,764, respectively. The net payable at March 31, 2017 and December 31, 2016 primarily related to administrative expense reimbursements.

(9)    Fair Value Measurements
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

	Carrying Value at March 31, 2017	Fair Value at Impairment Date			Impairment loss for the three months ended March 31, 2017
		Level 1	Level 2	Level 3
Asset held for sale	$6,700,000	$—	$—	$7,000,000	$900,000

During the three months ended March 31, 2017, as a result of advanced negotiations for the sale of the Swiber Chateau to a potential third party purchaser, we further wrote down the barge by $900,000 to its estimated fair value less cost to sell. The carrying value of such asset held for sale of $6,700,000 represents the estimated fair value of the Swiber Chateau of $7,000,000 less cost to sell. As of March 31, 2017, the estimated fair value of the Swiber Chateau was derived from the expected sale price based on negotiations with a potential third party purchaser. The estimated fair value of the Swiber Chateau and cost to sell were based on inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3.

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
March 31, 2017
(unaudited)

respect to certain of our other assets and liabilities is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets and liabilities, other than lease-related investments, approximates fair value due to their short-term maturities.

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The estimated fair value of our fixed-rate non-recourse long-term debt and seller’s credits was based on the discounted value of future cash flows related to the debt and seller’s credits based on a discount rate derived from the margin at inception, adjusted for material changes in risk, plus the applicable fixed rate based on the current interest rate curve. The fair value of the principal outstanding on fixed-rate notes receivable was derived using discount rates ranging between 24.4% and 25.9% as of March 31, 2017. The fair value of the principal outstanding on fixed-rate non-recourse long-term debt and the seller’s credits was derived using discount rates ranging between 5.0% and 7.1% as of March 31, 2017.

	March 31, 2017
	Carrying Value	Fair Value (Level 3)
Principal outstanding on fixed-rate notes receivable	$21,002,939	$18,902,645

Principal outstanding on fixed-rate non-recourse long-term debt	$40,279,642	$40,350,554

Seller's credits	$8,351,788	$8,763,748

(10)    Commitments and Contingencies
At the time we acquire or divest of our interest in an equipment lease or other financing transaction, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. Our Managing Trustee believes that any liability of ours that may arise as a result of any such indemnification obligations may or may not have a material adverse effect on our consolidated financial condition or results of operations as a whole. In addition, at times we may seek to enforce our rights under a personal guaranty in order to collect amounts from the guarantor that are owed to us by a defaulting borrower or lessee. Gain contingencies may arise from enforcement of such guaranty, but are not recognized until realizable. We are currently seeking to recover a judgment issued in our favor against a guarantor covering amounts owed to us related to a lease with MWU Universal, Inc. and certain of its subsidiaries (collectively, “MWU”).

In connection with certain debt obligations, we are required to maintain restricted cash accounts with certain banks. At March 31, 2017, we had restricted cash of $3,848,447, which is presented within other non-current assets in our consolidated balance sheets.

Item 2. Managing Trustee's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements.”

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON Leasing Fund Twelve Liquidating Trust and its consolidated subsidiaries.

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

The Liquidating Trust is governed by the Trust Agreement that appointed our Manager as Managing Trustee of the Liquidating Trust. On December 31, 2016, all assets and liabilities of the LLC were transferred to the Liquidating Trust in order to reduce expenses and to maximize potential distributions to beneficial owners of the Liquidating Trust.  On December 31, 2016, all Shares were exchanged for an equal number of Interests in the Liquidating Trust.

The financial position and results of operations of the LLC are presented as those of the Liquidating Trust retroactively to the beginning of the earliest period presented.

Recent Significant Transaction

We engaged in the following significant transaction since December 31, 2016:

During 2016, Swiber Offshore and Swiber Holdings defaulted on their respective obligations under the charter and the guaranty, respectively. The charter with Swiber Offshore expired on March 23, 2017. Pursuant to the purchase and charter agreement, upon expiration of the charter, the joint venture’s obligation to pay to Swiber principal and interest outstanding under the payable of $5,131,250 was extinguished as a result of the continuing defaults under the transaction documents by the Swiber Group. The gain on extinguishment of the seller’s credit and the related interest payable of $5,131,250 was allocated entirely to us during the three months ended March 31, 2017 due to our Preferred Equity Interest. We are currently in advanced negotiations for the sale of the Swiber Chateau to a potential third party purchaser. Based on the negotiated purchase price, we further wrote down the barge by $900,000 during the three months ended March 31, 2017 to its estimated fair value less cost to sell.
Recently Adopted Accounting Pronouncements

In March 2016, FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting, which we adopted on January 1, 2017. The adoption of ASU 2016-07 did not have an effect on our consolidated financial statements.

In October 2016, FASB issued ASU 2016-17, Consolidation, which we adopted on January 1, 2017. The adoption of ASU 2016-17 did not have an effect on our consolidated financial statements.

Other Recent Accounting Pronouncements
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which defers implementation of ASU 2014-09 by one year. ASU 2014-09 will become effective for us on January 1, 2018. Our evaluation of the impact of the adoption of ASU 2014-09 on our consolidated financial statements is ongoing and our implementation efforts have included the identification of revenue within the scope of the guidance and the evaluation of applicable revenue contracts. We continue to evaluate the timing of recognition of various revenue; however, since a substantial portion of our revenue is recognized from our leasing contracts, which is subject to ASU 2016-02, such revenue is excluded from our evaluation of ASU 2014-09.

In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which will become effective for us on January 1, 2018. We are currently in the process of evaluating the impact of the adoption of ASU 2016-01 on our consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases, which will become effective for us on January 1, 2019. Based on our preliminary assessment, most, if not all, of our leases are subject to lessor accounting and the accounting applied by a lessor is largely unchanged from that applied under current U.S. GAAP. We continue to evaluate the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

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

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows, which will become effective for us on January 1, 2018. We are currently in the process of evaluating the impact of the adoption of ASU 2016-18 on our consolidated financial statements.

In January 2017, FASB issued ASU 2017-01, Business Combinations, which will become effective for us on January 1, 2018. We are currently in the process of evaluating the impact of the adoption of ASU 2017-01 on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2017 (the “2017 Quarter”) and 2016 (the “2016 Quarter”)

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

Financing Transactions
The following tables set forth the types of assets securing the financing transactions in our portfolio:

	March 31, 2017		December 31, 2016
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Tanker vessels	$35,077,487	54%	$35,597,469	53%
Platform supply vessels	21,002,939	32%	21,002,939	31%
Mining equipment	9,085,420	14%	10,273,851	16%
	$65,165,846	100%	$66,874,259	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During the 2017 Quarter and the 2016 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2017 Quarter	2016 Quarter
Foreguard Shipping I Global Ships Ltd.	Tanker vessels	41%	19%
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	38%	20%
Blackhawk Mining, LLC	Mining equipment	21%	13%
D&T Holdings, LLC	Transportation	—	39%
		100%	91%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Operating Lease Transactions
The following tables set forth the types of equipment subject to operating leases and charters in our portfolio:

	March 31, 2017		December 31, 2016
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Offshore oil field services equipment	$39,990,052	94%	$41,518,994	93%
Mining equipment	2,608,175	6%	3,042,302	7%
	$42,598,227	100%	$44,561,296	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost and asset held for sale as of each reporting date.

During the 2017 Quarter and the 2016 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2017 Quarter	2016 Quarter
Pacific Crest Pte. Ltd.	Offshore oil field services equipment	68%	33%
Murray Energy Corporation	Mining equipment	32%	15%
Swiber Holdings Limited	Offshore oil field services equipment	—	52%
		100%	100%

Impaired Leased Asset within Operating Lease Transactions

On July 29, 2016, Swiber Holdings submitted an application for court-supervised judicial management in Singapore. On November 28, 2016, Swiber Offshore filed an application for voluntary winding up and liquidation in Singapore. As a result of (i) Swiber Offshore’s and Swiber Holdings' default on their respective obligations under the charter and the guaranty, respectively, (ii) Swiber Offshore and Swiber Holdings being subject to voluntary winding up and judicial management proceedings, respectively, (iii) a decrease in the fair market value of the Swiber Chateau and (iv) the barge being classified as asset held for sale as of December 31, 2016, we recorded an aggregate impairment loss of $15,493,643 during 2016, of which only $8,706,972 was allocated to Swiber as the balance of the noncontrolling interest in the joint venture had been reduced to zero. The joint venture ceased income recognition since July 2016 as collectability of remaining charter payments has been in doubt. We are currently in advanced negotiations for the sale of the Swiber Chateau to a potential third party purchaser. Based on the negotiated purchase price, we further wrote down the barge by $900,000 during the 2017 Quarter to its estimated fair value less cost to sell. During the 2017 Quarter and the 2016 Quarter, we recognized rental income of $0 and $1,826,250, respectively (see "Recent Significant Transaction" above).
Revenue and other income for the 2017 Quarter and the 2016 Quarter is summarized as follows:

	Three Months Ended March 31,
	2017	2016	Change
Finance income	$1,746,244	$3,817,565	$(2,071,321)
Rental income	1,705,908	3,532,157	(1,826,249)
Time charter revenue	—	978,214	(978,214)
(Loss) income from investment in joint ventures	(1,596)	158,813	(160,409)
Gain on extinguishment of seller's credit and interest payable	5,131,250	—	5,131,250
Total revenue and other income	$8,581,806	$8,486,749	$95,057

Total revenue and other income for the 2017 Quarter increased $95,057, or 1.1%, as compared to the 2016 Quarter. The increase was primarily attributable to the gain on extinguishment of seller's credit and interest payable related to the Swiber Chateau that was recognized in the 2017 Quarter. The increase was partially offset by decreases in (i) finance income primarily due to the prepayment of a finance lease by D&T Holdings, LLC ("D&T") during the 2016 Quarter, (ii) rental income due to no income recognition related to the Swiber Chateau as collectability of remaining charter payments has been in doubt since July 2016 and (iii) time charter revenue due to the sale of the Aegean Express and the Cebu Trader in September 2016.

Expenses for the 2017 Quarter and the 2016 Quarter are summarized as follows:

	Three Months Ended March 31,
	2017	2016	Change
Management fees	$73,734	$237,548	$(163,814)
Administrative expense reimbursements	245,026	308,389	(63,363)
General and administrative	536,342	633,937	(97,595)
Interest	771,656	874,144	(102,488)
Depreciation	1,063,069	1,861,895	(798,826)
Impairment loss	900,000	—	900,000
Vessel operating	—	954,294	(954,294)
Litigation settlement expense	—	1,209,000	(1,209,000)
Total expenses	$3,589,827	$6,079,207	$(2,489,380)

Total expenses for the 2017 Quarter decreased $2,489,380, or 40.9%, as compared to the 2016 Quarter. The decrease was primarily attributable to (i) our share of the litigation settlement payment related to ICON EAR, LLC that was recorded in the 2016 Quarter with no comparable payment recorded in the 2017 Quarter, (ii) no vessel operating expenses recorded during the 2017 Quarter due to the sale of the Aegean Express and the Cebu Trader in September 2016, (iii) lower depreciation recorded related to the Swiber Chateau, the Aegean Express and the Cebu Trader as such vessels were either no longer in operation or sold in 2016, resulting in no further depreciation being recorded on such vessels during the 2017 Quarter and (iv) lower management fees due to the sale or prepayment of certain investments during 2016. The decrease was partially offset by the impairment loss recorded during the 2017 Quarter related to the Swiber Chateau with no comparable impairment loss recorded during the 2016 Quarter.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $1,194,310, from $1,507,635 in the 2016 Quarter to $313,325 in the 2017 Quarter. The decrease was primarily due to the prepayment of a finance lease by D&T during the 2016 Quarter and no income allocated to Swiber during the 2017 Quarter.

Net Income Attributable to Fund Twelve Liquidating Trust
As a result of the foregoing factors, net income attributable to us for the 2017 Quarter and the 2016 Quarter was $4,678,654 and $899,907, respectively. Net income attributable to us per weighted average additional Interest outstanding for the 2017 Quarter and the 2016 Quarter was $13.30 and $2.56, respectively.

Financial Condition
This section discusses the major balance sheet variances at March 31, 2017 compared to December 31, 2016.

Total Assets
Total assets decreased $7,388,067, from $131,086,803 at December 31, 2016 to $123,698,736 at March 31, 2017. The decrease was primarily due to (i) the use of cash to pay distributions to our beneficial owners and noncontrolling interests, (ii) the use of cash to repay a portion of our non-recourse long-term debt and (iii) the impairment loss and depreciation recorded during the 2017 Quarter. These decreases were partially offset by income generated from our investments during the 2017 Quarter.

Current Assets
Current assets decreased $3,745,592, from $29,451,667 at December 31, 2016 to $25,706,075 at March 31, 2017. The decrease was primarily a result of the use of existing cash and cash generated from our investments during the 2017 Quarter to pay distributions to our beneficial owners and noncontrolling interests and to repay a portion of our non-recourse long-term debt, partially offset by additional accrued interest and principal classified as current assets related to our loan with TMA.

Total Liabilities
Total liabilities decreased $6,694,937, from $56,206,142 at December 31, 2016 to $49,511,205 at March 31, 2017. The decrease was primarily due to (i) the extinguishment of the seller's credit and the related interest payable due from our consolidated joint venture to Swiber as a result of continuing defaults by the Swiber Group and (ii) the repayment of a portion of our non-recourse long-term debt during the 2017 Quarter.

Current Liabilities
Current liabilities decreased $5,879,435, from $29,187,558 at December 31, 2016 to $23,308,123 at March 31, 2017. The decrease was primarily due to the extinguishment of the seller's credit and the related interest payable due from our consolidated joint venture to Swiber during the 2017 Quarter as a result of continuing defaults by the Swiber Group.

Equity
Equity decreased $693,130, from $74,880,661 at December 31, 2016 to $74,187,531 at March 31, 2017. The decrease was primarily due to distributions paid to our beneficial owners and noncontrolling interests, partially offset by our net income during the 2017 Quarter.

Liquidity and Capital Resources

Summary
At March 31, 2017 and December 31, 2016, we had cash and cash equivalents of $5,497,515 and $10,255,053, respectively. Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of March 31, 2017, the cash reserve was $1,738,435. During our liquidation period, which commenced on May 1, 2014, we expect our main sources of cash will be from the collection of income and principal on our notes receivable and finance leases, rental receipts generated from our operating leases and proceeds from the sale of assets held directly by us or indirectly by our joint ventures and our main use of cash will be for distributions to our beneficial owners and noncontrolling interests. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we meet our debt obligations, pay distributions to our beneficial owners and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Cash Flows

Operating Activities

Cash provided by operating activities decreased $8,426,012, from $10,894,779 in the 2016 Quarter to $2,468,767 in the 2017 Quarter.  The decrease was primarily due to a decrease in the collection of finance leases as a result of the prepayment by D&T during the 2016 Quarter.

Investing Activities
We did not conduct any significant investing activities during the 2017 Quarter and the 2016 Quarter.

Financing Activities
Cash used in financing activities decreased $6,551,074, from $13,775,783 in the 2016 Quarter to $7,224,709 in the 2017 Quarter.  The decrease was primarily due to a decrease in distributions to our beneficial owners and noncontrolling interests during the 2017 Quarter as compared to the 2016 Quarter.

Financings and Borrowings
Non-Recourse Long-Term Debt
We had non-recourse long-term debt obligations at March 31, 2017 and December 31, 2016 of $39,855,936 and $41,361,582, respectively. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of March 31, 2017 and December 31, 2016, the total carrying value of assets subject to non-recourse long-term debt was $77,452,959 and $79,790,314, respectively.

On October 20, 2016, we were notified of an event of default on the senior debt associated with two tanker vessels currently on charter to an affiliate of Foreguard Shipping as a result of a change of control of the bareboat charter guarantor, an affiliate of Foreguard Shipping. The lender has reserved, but not exercised, its rights under the loan agreement. As a result of such default, we classified the entire outstanding balance of the debt of $17,915,000 and $18,465,000 to current liabilities as of March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017, we were in compliance with all covenants related to our non-recourse long-term debt, except as disclosed above.

Distributions
We, at our Managing Trustee’s discretion, paid monthly distributions to each of our beneficial owners beginning with the first month after each such beneficial owner’s admission to the LLC through the end of our operating period, which was April 30, 2014. Distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments. We paid distributions of $50,507, $5,000,220 and $634,382 to our Managing Trustee, additional beneficial owners and noncontrolling interests, respectively, during the 2017 Quarter.

Commitments and Contingencies and Off-Balance Sheet Transactions
Commitments and Contingencies
At the time we acquire or divest of our interest in an equipment lease or other financing transaction, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our Managing Trustee believes that any liability of ours that may arise as a result of any such indemnification obligation may or may not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole. In addition, at times we may seek to enforce our rights under a personal guaranty in order to collect amounts from the guarantor that are owed to us by a defaulting borrower or lessee. Gain contingencies may arise from enforcement of such guaranty, but are not recognized until realizable. We are currently seeking to recover a judgment issued in our favor against a guarantor covering amounts owed to us related to a lease with MWU.

In connection with certain debt obligations, we are required to maintain restricted cash accounts with certain banks. At March 31, 2017, we had restricted cash of $3,848,447, which is presented within other non-current assets on our consolidated balance sheets.

Off-Balance Sheet Transactions
None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2017, our Managing Trustee carried out an evaluation, under the supervision and with the participation of the management of our Managing Trustee, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Trustee’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Trustee’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or repurchase any Interests during the three months ended March 31, 2017.

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

May 10, 2017

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)
By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)
By: /s/ Christine H. Yap
Christine H. Yap
Managing Director (Principal Financial and Accounting Officer)