Form 10-Q
period 2017-06-30
ICON LEASING FUND TWELVE, LLC
filed 2017-08-17
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2017
or
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53189

ICON Leasing Fund Twelve Liquidating Trust
(Exact name of registrant as specified in its charter)

Delaware	81-7012783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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
Number of outstanding beneficial interests of the registrant on August 15, 2017 is 348,335.
* ICON Leasing Fund Twelve Liquidating Trust is the transferee of the assets and liabilities of ICON Leasing Fund Twelve, LLC and files reports under the Commission file number for ICON Leasing Fund Twelve, LLC.

ICON Leasing Fund Twelve Liquidating Trust

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,048,147	$10,255,053
Current portion of net investment in notes receivable	7,619,368	6,447,158
Current portion of net investment in finance leases	4,840,767	6,824,610
Other current assets	6,588,474	5,924,846
Total current assets	25,096,756	29,451,667
Non-current assets:
Net investment in notes receivable, less current portion	13,383,571	14,555,781
Net investment in finance leases, less current portion	37,222,441	39,046,710
Leased equipment at cost (less accumulated depreciation of $12,373,089 and $10,247,365, respectively)	20,174,047	36,961,296
Asset held for sale	5,000,000	7,600,000
Restricted cash	2,540,556	3,471,147
Other non-current assets	202	202
Total non-current assets	78,320,817	101,635,136
Total assets	$103,417,573	$131,086,803
Liabilities and Equity
Current liabilities:
Current portion of non-recourse long-term debt	$21,232,041	$22,721,924
Deferred revenue	137,959	155,413
Due to Managing Trustee and affiliates, net	46,897	267,764
Accrued expenses and other current liabilities	599,554	1,042,457
Current portion of seller's credit	—	5,000,000
Total current liabilities	22,016,451	29,187,558
Non-current liabilities:
Non-recourse long-term debt, less current portion	15,424,985	18,639,658
Seller's credits	8,477,884	8,228,926
Other non-current liabilities	150,000	150,000
Total non-current liabilities	24,052,869	27,018,584
Total liabilities	46,069,320	56,206,142
Commitments and contingencies (Note 11)
Equity:
Beneficial owners’ equity:
Additional beneficial owners	53,407,885	66,475,278
Managing Trustee	(2,571,832)	(2,439,838)
Total beneficial owners' equity	50,836,053	64,035,440
Noncontrolling interests	6,512,200	10,845,221
Total equity	57,348,253	74,880,661
Total liabilities and equity	$103,417,573	$131,086,803

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016		2017	2016
Revenue and other income:
Finance income	$1,028,214	$2,297,331		$2,774,458	$6,114,896
Rental income	1,705,907	3,532,158		3,411,815	7,064,315
Time charter revenue	—	1,055,043		—	2,033,257
Loss from investment in joint ventures	(4,475)	(2,077,608)		(6,071)	(1,918,795)
Gain on sale of investment in joint venture	—	2,012,669	—	—	2,012,669
Gain on extinguishment of seller's credit and interest payable	—	—		5,131,250	—
Total revenue and other income	2,729,646	6,819,593		11,311,452	15,306,342
Expenses:
Management fees	74,349	454,661		148,083	692,209
Administrative expense reimbursements	204,946	310,146		449,972	618,535
General and administrative	306,222	709,047		842,564	1,342,984
Interest	712,714	850,484		1,484,370	1,724,628
Depreciation	1,062,655	1,877,991		2,125,724	3,739,886
Vessel operating	204,576	909,952		204,576	1,864,246
Impairment loss	16,361,525	5,218,643		17,261,525	5,218,643
Litigation settlement expense	—	—		—	1,209,000
Total expenses	18,926,987	10,330,924		22,516,814	16,410,131
Net loss	(16,197,341)	(3,511,331)		(11,205,362)	(1,103,789)
Less: net loss attributable to noncontrolling interests	(3,370,027)	(4,342,092)		(3,056,702)	(2,834,457)
Net (loss) income attributable to Fund Twelve Liquidating Trust	$(12,827,314)	$830,761		$(8,148,660)	$1,730,668

Net (loss) income attributable to Fund Twelve Liquidating Trust allocable to:
Additional beneficial owners	$(12,699,040)	$822,453		$(8,067,173)	$1,713,361
Managing Trustee	(128,274)	8,308		(81,487)	17,307
	$(12,827,314)	$830,761		$(8,148,660)	$1,730,668

Weighted average number of additional beneficial interests outstanding	348,335	348,335		348,335	348,335
Net (loss) income attributable to Fund Twelve Liquidating Trust per weighted average additional beneficial interest outstanding	$(36.46)	$2.36		$(23.16)	$4.92

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Changes in Equity

	Beneficial Owners' Equity
	Additional Beneficial Interests	Additional Beneficial Owners	Managing Trustee	Total Beneficial Owners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	348,335	$66,475,278	$(2,439,838)	$64,035,440	$10,845,221	$74,880,661
Net income (unaudited)	—	4,631,867	46,787	4,678,654	313,325	4,991,979
Distributions (unaudited)	—	(5,000,220)	(50,507)	(5,050,727)	(634,382)	(5,685,109)
Balance, March 31, 2017 (unaudited)	348,335	66,106,925	(2,443,558)	63,663,367	10,524,164	74,187,531
Net loss (unaudited)	—	(12,699,040)	(128,274)	(12,827,314)	(3,370,027)	(16,197,341)
Distributions (unaudited)	—	—	—	—	(641,937)	(641,937)
Balance, June 30, 2017 (unaudited)	348,335	$53,407,885	$(2,571,832)	$50,836,053	$6,512,200	$57,348,253

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(11,205,362)	$(1,103,789)
Adjustments to reconcile net loss to net cash provided by operating activities:
Finance income	(2,105,691)	(3,913,771)
Loss from investment in joint ventures	6,071	1,918,795
Depreciation	2,125,724	3,739,886
Interest expense from amortization of debt financing costs	66,845	78,974
Net accretion of seller's credits and other	248,958	235,645
Gain on extinguishment of seller's credit and interest payable	(5,131,250)	—
Impairment loss	17,261,525	5,218,643
Gain on sale of investment in joint venture	—	(2,012,669)
Changes in operating assets and liabilities:
Collection of finance leases	5,913,803	12,269,312
Restricted cash	930,591	32,186
Other assets	(663,628)	(1,462,149)
Accrued expenses and other current liabilities	(311,653)	723,175
Deferred revenue	(17,454)	(20,788)
Due to Managing Trustee and affiliates, net	(220,867)	(341,060)
Distributions from joint ventures	—	264,140
Net cash provided by operating activities	6,897,612	15,626,530
Cash flows from investing activities:
Investment in joint ventures	(6,071)	(8,784)
Distributions received from joint ventures in excess of profits	—	5,275
Proceeds from sale of investment in joint venture	—	12,067,099
Net cash (used in) provided by investing activities	(6,071)	12,063,590
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(4,771,401)	(3,174,561)
Distributions to noncontrolling interests	(1,276,319)	(6,156,896)
Distributions to beneficial owners	(5,050,727)	(10,101,019)
Net cash used in financing activities	(11,098,447)	(19,432,476)
Net (decrease) increase in cash and cash equivalents	(4,206,906)	8,257,644
Cash and cash equivalents, beginning of period	10,255,053	8,404,092
Cash and cash equivalents, end of period	$6,048,147	$16,661,736
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,153,374	$1,430,260

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
June 30, 2017
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

On May 30, 2017, our Managing Trustee retained ABN AMRO Securities (USA) LLC (“ABN AMRO”) as its financial advisor to assist our Managing Trustee and us in identifying, evaluating and executing a potential sale of certain shipping and offshore energy assets currently included within our investment portfolio. We, however, cannot assure that the identification or evaluation to be performed will result in any specific sale transaction or series of transactions.

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

Certain reclassifications have been made to the accompanying consolidated financial statements in the prior year to conform to the current presentation.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

Restricted Cash
Cash that is restricted from use in operations is generally classified as restricted cash. Classification of changes in restricted cash within the consolidated statements of cash flows depends on the predominant source of the related cash flows. For the six months ended June 30, 2017 and 2016, the predominant cash generated from restricted cash was related to the release of restricted cash sourced from rental receipts associated with our leasing operations that was previously restricted pursuant to certain provisions in the applicable non-recourse long-term debt agreements. As a result, changes in restricted cash were classified within net cash provided by operating activities for the six months ended June 30, 2017 and 2016.

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
June 30, 2017
(unaudited)

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
June 30, 2017
(unaudited)

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

(3)       Net Investment in Notes Receivable
As of June 30, 2017, we had net investment in notes receivable on non-accrual status of $21,002,939. As of December 31, 2016, we had no net investment in notes receivable on non-accrual status.

As of June 30, 2017, our net investment in note receivable and accrued interest related to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, "TMA") totaled $21,002,939 and $6,388,005, respectively, of which an aggregate of $10,844,824 was over 90 days past due. As of December 31, 2016, our net investment in note receivable and accrued interest related to TMA totaled $21,002,939 and $5,720,333, respectively, of which an aggregate of $8,281,871 was over 90 days past due. TMA has been in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and in payment default while available cash has been swept by the senior lender and applied to the senior tranche of the facility (the "Senior Loan") in accordance with the secured term loan credit facility agreement. As a result, the principal balance of the Senior Loan was paid down at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. Based on, among other things, TMA’s payment history and estimated collateral value as of June 30, 2017, our Managing Trustee believes it is likely that all outstanding principal and accrued interest under our tranche of the facility (the "ICON Loan") as of June 30, 2017 are collectible. However, our Managing Trustee believes it is prudent to place the note receivable on non-accrual status during the three months ended June 30, 2017. As of June 30, 2017 and December 31, 2016, our share of the collateral value, net of the balance of the Senior Loan, was estimated to be approximately $11,400,000 and $4,800,000, respectively. For the three and six months ended June 30, 2017, we recognized finance income of $0 and $667,672, respectively, of which no amount was recognized on a cash basis. For the three and six months ended June 30, 2016, we recognized finance income of $745,777 and $1,516,040, respectively, of which no amount was recognized on a cash basis.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

Net investment in notes receivable consisted of the following:

	June 30, 2017	December 31, 2016
Principal outstanding	$21,002,939	$21,002,939
Net investment in notes receivable	21,002,939	21,002,939
Less: current portion of net investment in notes receivable	7,619,368	6,447,158
Net investment in notes receivable, less current portion	$13,383,571	$14,555,781

There was no allowance for credit loss at the beginning or at the end of the six months ended June 30, 2017 and 2016. There were no related activities during the six months ended June 30, 2017 and 2016.

(4)      Net Investment in Finance Leases
As of June 30, 2017 and December 31, 2016, we had no net investment in finance leases on non-accrual status and no net investment in finance leases that was past due 90 days or more and still accruing.

Net investment in finance leases consisted of the following:

	June 30, 2017	December 31, 2016
Minimum rents receivable	$50,727,053	$56,640,856
Estimated guaranteed residual values	4,316,144	4,316,144
Initial direct costs	775,433	919,766
Unearned income	(13,755,422)	(16,005,446)
Net investment in finance leases	42,063,208	45,871,320
Less: current portion of net investment in finance leases	4,840,767	6,824,610
Net investment in finance leases, less current portion	$37,222,441	$39,046,710

(5)      Leased Equipment at Cost
Leased equipment at cost consisted of the following:

	June 30, 2017	December 31, 2016
Offshore oil field services equipment	$25,689,062	$40,350,587
Mining equipment	6,858,074	6,858,074
Leased equipment at cost	32,547,136	47,208,661
Less: accumulated depreciation	12,373,089	10,247,365
Leased equipment at cost, less accumulated depreciation	$20,174,047	$36,961,296

Depreciation expense was $1,062,655 and $2,125,724 for the three and six months ended June 30, 2017, respectively. Depreciation expense related to leased equipment at cost was $1,780,948 and $3,562,499 for the three and six months ended June 30, 2016, respectively. In addition, we incurred depreciation expense related to vessels of $97,043 and $177,387 for the three and six months ended June 30, 2016, respectively. Due to the sale of such vessels subsequent to June 30, 2016, there was no depreciation expense for the three and six months ended June 30, 2017.

On June 12, 2014, a joint venture owned 75% by us, 12.5% by ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. ("Fund Fourteen") and 12.5% by ICON ECI Fund Fifteen, L.P. ("Fund Fifteen"), each an entity also managed by our Managing Trustee, purchased an offshore supply vessel from Pacific Crest Pte. Ltd. (“Pacific Crest”) for $40,000,000. Simultaneously, the vessel was bareboat chartered to Pacific Crest for ten years. The vessel was acquired for approximately $12,000,000 in cash, $26,000,000 of financing through a senior secured loan from DVB Group Merchant Bank (Asia) Ltd. ("DVB") and $2,000,000 of financing through a subordinated, non-interest-bearing seller’s credit.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

In July 2017, Pacific Crest failed to make its monthly charter payment and our Managing Trustee was advised that Pacific Crest is engaged in discussions with its lenders regarding a potential restructuring of its outstanding debt obligations. As a result, we performed an impairment test on the vessel. Based on such test, we recorded an impairment loss of $14,661,525 during the three months ended June 30, 2017.

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

During the three months ended June 30, 2016, we obtained a third-party appraisal indicating that the fair market value of the barge as of June 27, 2016 was $17,875,000, which was below the net carrying value. As a result, we performed an impairment test on the barge. Based on such test, we recorded an impairment loss of $5,218,643 during the three months ended June 30, 2016, which was allocated entirely to Swiber. Swiber Offshore has also failed to make its monthly charter payments to the joint venture since July 2016.

On July 29, 2016, Swiber Holdings Ltd. (“Swiber Holdings”), the parent company of Swiber and Swiber Offshore (together with Swiber and Swiber Offshore, the “Swiber Group”) and the guarantor of the payment and performance obligations of Swiber Offshore and its affiliates under the transaction documents, submitted an application for court-supervised judicial management in Singapore. On November 28, 2016, Swiber Offshore filed an application for voluntary winding up and liquidation in Singapore. As a result of (i) Swiber Offshore’s and Swiber Holdings’ default on their respective obligations under the charter and the guaranty, respectively, (ii) Swiber Offshore and Swiber Holdings being subject to voluntary winding up and judicial management proceedings, respectively, (iii) a decrease in the fair market value of the Swiber Chateau and (iv) the barge being classified as asset held for sale as of December 31, 2016, we recorded an additional impairment loss of $10,275,000 during the remainder of 2016, of which only $3,488,329 was allocated to Swiber as the balance of the noncontrolling interest in the joint venture had been reduced to zero. As a result of advanced negotiations for the sale of the Swiber Chateau to a potential third party purchaser, we further wrote down the barge by $900,000 during the three months ended March 31, 2017 to its estimated fair value less cost to sell based on the negotiated purchase price. Subsequently, this proposed sale transaction fell through. We have resumed marketing the Swiber Chateau for sale and are currently in negotiations with another potential purchaser. Based on such negotiations, our Managing Trustee determined to record an additional impairment loss of $1,700,000 during the three months ended June 30, 2017.

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

For the three and six months ended June 30, 2017, pre-tax (loss) income associated with the Swiber Chateau was $(1,700,000) and $2,487,355, respectively, of which pre-tax (loss) income attributable to us was $(1,700,000) and $2,487,355, respectively. For the three and six months ended June 30, 2016, pre-tax loss associated with the Swiber Chateau was $4,108,475 and $2,998,704, respectively, of which pre-tax income attributable to us was $566,186 and $1,132,169, respectively.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

(7)     Investment in Joint Ventures

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON AET Holdings, LLC (“ICON AET”), a joint venture owned 25% by us and 75% by Fund Fourteen, for net sales proceeds of $48,798,058. As a result, we recorded a gain on sale of investment in joint venture of $2,012,669 during the three months ended June 30, 2016.

Information as to the results of operations of ICON AET is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$—	$3,564,460	$—	$8,282,126
Net income	$—	$1,032,745	$—	$1,679,328
Our share of net income	$—	$255,935	$—	$414,206

On December 22, 2011, ICON Mauritius MI, LLC (“ICON Mauritius MI”), a joint venture owned 25% by us and 75% by Fund Fourteen, made a $20,124,000 subordinated term loan to Jurong Aromatics Corporation Pte. Ltd. ("JAC") as part of a $171,050,000 term loan facility. Our initial contribution to this joint venture was $6,313,875. On May 15, 2013, ICON Mauritius MI II, LLC (“ICON Mauritius MI II”), a joint venture owned 21% by us, 39% by ICON Leasing Fund Eleven Liquidating Trust (formerly, ICON Leasing Fund Eleven, LLC), an entity also managed by our Managing Trustee, and 40% by Fund Fifteen, purchased a portion of a $208,038,290 subordinated credit facility for JAC from Standard Chartered Bank for $28,462,500. Our initial contribution to this joint venture was $6,456,034. The loan and the facility initially bore interest at rates ranging between 12.5% and 15% per year and mature in January 2021. As a result of JAC’s failure to make an expected payment that was due to the joint ventures during the three months ended March 31, 2015, the interest rate payable by JAC under the loan and the facility increased from 12.5% to 15.5%. The loan and the facility are secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

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

As a result of these factors, during the three months ended June 30, 2015, our Managing Trustee determined that there was doubt regarding the joint ventures’ ultimate collectability of the loan and facility and commenced recording credit losses. Commencing with the three months ended June 30, 2015 and on a quarterly basis thereafter, our Managing Trustee has reassessed the collectability of the loan and facility by considering the following factors, among others (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. During the year ended December 31, 2015, the joint ventures recorded an aggregate credit loss of $60,258,883 related to JAC based on our Managing Trustee’s quarterly collectability analyses, of which our share was $14,010,881. Our Managing Trustee also assessed impairment under the equity method of accounting for our investment in the joint ventures and concluded that there was no impairment.

In January 2016, our Managing Trustee engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Managing Trustee anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s manufacturing facility to recommence operations. In July 2016, the tolling arrangement was implemented and the manufacturing facility

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

resumed operations. Although JAC's manufacturing facility has resumed operations, no debt payments have been made or are expected to be made by JAC to the joint ventures while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could be up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Managing Trustee determined that the joint ventures’ ultimate collectability of the loan and the facility was further in doubt. As of June 30, 2016, our Managing Trustee updated its quarterly assessment by considering (i) a comparable enterprise value derived from EBITDA multiples; (ii) the average trading price of unsecured distressed debt in comparable industries and (iii) the additional senior debt incurred by JAC, which has priority over the joint ventures’ loan and facility. Based upon this reassessment, our Managing Trustee determined that the joint ventures should fully reserve the outstanding balance of the loan and facility due from JAC as of June 30, 2016. As a result, the joint ventures recorded an additional total credit loss of $10,137,863 for the three months ended June 30, 2016, of which our share was $2,319,835. During the fourth quarter of 2016, the Receiver formally commenced the process of marketing JAC’s manufacturing facility for sale. Our Managing Trustee continues to closely monitor the operations of JAC, the receivership process and the sale process of the manufacturing facility through regular communications with the Receiver and certain other stakeholders. The joint ventures did not recognize finance income for the three and six months ended June 30, 2017 and 2016. As of June 30, 2017 and December 31, 2016, the total net investment in notes receivable held by the joint ventures was $0 and our total investment in the joint ventures was $0.

Information as to the results of operations of ICON Mauritius MI is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$—
Net loss	$(9,066)	$(4,794,545)	$(11,545)	$(4,795,045)
Our share of net loss	$(2,267)	$(1,199,703)	$(2,886)	$(1,199,828)

Information as to the results of operations of ICON Mauritius MI II is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$—
Net loss	$(6,522)	$(5,399,196)	$(8,699)	$(5,399,196)
Our share of net loss	$(1,369)	$(1,133,840)	$(1,827)	$(1,133,840)

(8)      Non-Recourse Long-Term Debt
As of June 30, 2017 and December 31, 2016, we had the following non-recourse long-term debt:

Counterparty	June 30, 2017	December 31, 2016	Maturity	Rate
DVB Group Merchant Bank (Asia) Ltd.	$35,680,800	$39,465,000	2021-2022	5.04%-6.1225%
People's Capital and Leasing Corp.	1,367,041	2,354,242	2018	6.50%
Total principal outstanding on non-recourse long-term debt	37,047,841	41,819,242
Less: debt issuance costs	390,815	457,660
Total non-recourse long-term debt	36,657,026	41,361,582
Less: current portion of non-recourse long-term debt	21,232,041	22,721,924
Total non-recourse long-term debt, less current portion	$15,424,985	$18,639,658

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the lessee was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of June 30, 2017 and December 31, 2016, the total carrying value of assets subject to non-recourse long-term debt was $60,063,208 and $79,790,314, respectively.

On October 20, 2016, we were notified of an event of default on the senior debt associated with two tanker vessels currently on charter to an affiliate of Foreguard Shipping I Global Ships Ltd. (f/k/a Siva Global Ships Limited) ("Foreguard Shipping") as a result of a change of control of the bareboat charter guarantor, an affiliate of Foreguard Shipping. The lender has reserved, but not exercised, its rights under the loan agreement. As a result of such default, we classified the entire outstanding balance of the debt of $17,365,000 and $18,465,000 to current liabilities as of June 30, 2017 and December 31, 2016, respectively.

At June 30, 2017, we were in compliance with all covenants related to our non-recourse long-term debt, except as disclosed above.

(9)      Transactions with Related Parties
We paid distributions to our Managing Trustee of $0 and $25,253 for the three months ended June 30, 2017 and 2016, respectively. We paid distributions to our Managing Trustee of $50,507 and $101,010 for the six months ended June 30, 2017 and 2016, respectively. Our Managing Trustee’s interest in our net (loss) income for the three months ended June 30, 2017 and 2016 was $(128,274) and $8,308, respectively. Our Managing Trustee's interest in our net (loss) income for the six months ended June 30, 2017 and 2016 was $(81,487) and $17,307, respectively.

Fees and other expenses incurred by us to our Managing Trustee or its affiliates were as follows:

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2017	2016	2017	2016
ICON Capital, LLC	Managing Trustee	Management fees (1)	$74,349	$454,661	$148,083	$692,209
ICON Capital, LLC	Managing Trustee	Administrative expense reimbursements (1)	204,946	310,146	449,972	618,535
			$279,295	$764,807	$598,055	$1,310,744
(1) Amount charged directly to operations.

At June 30, 2017 and December 31, 2016, we had a net payable due to our Managing Trustee and affiliates of $46,897 and $267,764, respectively. The net payable at June 30, 2017 and December 31, 2016 primarily related to administrative expense reimbursements.

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
June 30, 2017
(unaudited)

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

The following tables summarize the valuation of our material non-financial assets measured at fair value on a nonrecurring basis, which is presented as of the date the impairment was recorded, while the carrying value of the assets is presented as of June 30, 2017.

	Carrying Value at	Fair Value at Impairment Date				Impairment Loss for the
	June 30, 2017	Level 1	Level 2	Level 3		Six Months Ended June 30, 2017
Asset held for sale	$5,000,000	$—	$—	$5,350,000	(1)	$2,600,000

(1)
There were nonrecurring fair value measurements in relation to the impairment loss recorded as of March 31, 2017 and June 30, 2017 related to the Swiber Chateau. As of March 31, 2017 and June 30, 2017, the fair value was $7,000,000 and $5,350,000, respectively.

During the three months ended March 31, 2017, as a result of advanced negotiations for the sale of the Swiber Chateau to a potential third party purchaser, we further wrote down the barge by $900,000 to its estimated fair value less cost to sell based on the negotiated purchase price. Subsequently, this proposed sale transaction fell through. We have resumed marketing the Swiber Chateau for sale and are currently in negotiations with another potential purchaser. Based on such negotiations, our Managing Trustee determined to record an additional impairment loss of $1,700,000 during the three months ended June 30, 2017. The carrying value of such asset held for sale of $5,000,000 represents the estimated fair value of the Swiber Chateau of $5,350,000 less cost to sell. As of June 30, 2017, the estimated fair value of the Swiber Chateau was derived from the expected sale price based on negotiations with a potential purchaser. The estimated fair value of the Swiber Chateau and cost to sell were based on inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3.

	Carrying Value at	Fair Value at Impairment Date			Impairment Loss for the
	June 30, 2017	Level 1	Level 2	Level 3	Six Months Ended June 30, 2017
Leased equipment at cost	$18,000,000	$—	$—	$18,000,000	$14,661,525

In July 2017, Pacific Crest failed to make its monthly charter payment and our Managing Trustee was advised that Pacific Crest is engaged in discussions with its lenders regarding a potential restructuring of its outstanding debt obligations. As a result, we performed an impairment test on the vessel. Based on such test, we recorded an impairment loss of $14,661,525 during the three months ended June 30, 2017. As of June 30, 2017, the estimated fair market value of the offshore supply vessel was based on a third-party valuation using a market approach. The estimated fair market value was based on inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3.

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

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The estimated fair value of our fixed-rate non-recourse long-term debt and

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

seller’s credits was based on the discounted value of future cash flows related to the debt and seller’s credits based on a discount rate derived from the margin at inception, adjusted for material changes in risk, plus the applicable fixed rate based on the current interest rate curve. The fair value of the principal outstanding on fixed-rate notes receivable was derived using discount rates ranging between 24.4% and 25.9% as of June 30, 2017. The fair value of the principal outstanding on fixed-rate non-recourse long-term debt and the seller’s credits was derived using discount rates ranging between 4.5% and 6.5% as of June 30, 2017.

	June 30, 2017
	Carrying Value	Fair Value (Level 3)
Principal outstanding on fixed-rate notes receivable	$21,002,939	$18,482,586

Principal outstanding on fixed-rate non-recourse long-term debt	$37,047,841	$38,914,571

Seller's credits	$8,477,884	$8,733,709

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

In connection with certain debt obligations, we are required to maintain restricted cash accounts with certain banks. At June 30, 2017, we had restricted cash of $2,540,556.

(12)    Subsequent Event

On July 21, 2017, Blackhawk Mining, LLC and its affiliates (collectively, “Blackhawk”) satisfied their remaining lease obligations by making a prepayment of $7,753,666. As a result, we recognized finance income of approximately $353,000. We used a portion of the proceeds from the prepayment to satisfy our remaining non-recourse long-term debt obligations to People’s Capital and Leasing Corp. ("People's Capital") related to certain of the leased assets.

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

On May 30, 2017, our Managing Trustee retained ABN AMRO as its financial advisor to assist our Managing Trustee and us in identifying, evaluating and executing a potential sale of certain shipping and offshore energy assets currently included within our investment portfolio. We, however, cannot assure that the identification or evaluation to be performed will result in any specific sale transaction or series of transactions.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2016:

During 2016, Swiber Offshore and Swiber Holdings defaulted on their respective obligations under the charter and the guaranty, respectively. The charter with Swiber Offshore expired on March 23, 2017. Pursuant to the purchase and charter agreement, upon expiration of the charter, the joint venture’s obligation to pay to Swiber principal and interest outstanding under the payable of $5,131,250 was extinguished as a result of the continuing defaults under the transaction documents by the Swiber Group. The gain on extinguishment of the seller’s credit and the related interest payable of $5,131,250 was allocated entirely to us during the three months ended March 31, 2017 due to our Preferred Equity Interest. Based on a negotiated purchase price, we further wrote down the barge by $900,000 during the three months ended March 31, 2017 to its estimated fair value less cost to sell. Subsequently, this proposed sale transaction fell through. We have resumed marketing the Swiber Chateau for sale and are currently in negotiations with another potential purchaser. Based on such negotiations, our Managing Trustee determined to record an additional impairment loss of $1,700,000 during the three months ended June 30, 2017.
On June 12, 2014, a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen, purchased an offshore supply vessel from Pacific Crest for $40,000,000. Simultaneously, the vessel was bareboat chartered to Pacific Crest for ten years. The vessel was acquired for approximately $12,000,000 in cash, $26,000,000 of financing through a senior secured loan from DVB. and $2,000,000 of financing through a subordinated, non-interest-bearing seller’s credit. In July 2017, Pacific Crest failed to make its monthly charter payment and our Managing Trustee was advised that Pacific Crest is engaged in discussions with its lenders regarding a potential restructuring of its outstanding debt obligations. As a result, we performed an impairment test on the vessel. Based on such test, we recorded an impairment loss of $14,661,525 during the three months ended June 30, 2017.
Subsequent Event

On July 21, 2017, Blackhawk satisfied its remaining lease obligations by making a prepayment of $7,753,666. As a result, we recognized finance income of approximately $353,000. We used a portion of the proceeds from the prepayment to satisfy our remaining non-recourse long-term debt obligations to People’s Capital related to certain of the leased assets.
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

Results of Operations for the Three Months Ended June 30, 2017 (the “2017 Quarter”) and 2016 (the “2016 Quarter”)

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

Financing Transactions
The following tables set forth the types of assets securing the financing transactions in our portfolio:

	June 30, 2017		December 31, 2016
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Tanker vessels	$34,728,572	55%	$35,597,469	53%
Platform supply vessels	21,002,939	33%	21,002,939	31%
Mining equipment	7,334,636	12%	10,273,851	16%
	$63,066,147	100%	$66,874,259	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During the 2017 Quarter and the 2016 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2017 Quarter	2016 Quarter
Foreguard Shipping I Global Ships Ltd.	Tanker vessels	70%	32%
Blackhawk Mining, LLC	Mining equipment	30%	20%
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	—	32%
Premier Trailer Leasing, Inc.	Trailers	—	11%
		100%	95%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Operating Lease Transactions
The following tables set forth the types of equipment subject to operating leases and charters in our portfolio:

	June 30, 2017		December 31, 2016
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Offshore oil field services equipment	$23,000,000	91%	$41,518,994	93%
Mining equipment	2,174,047	9%	3,042,302	7%
	$25,174,047	100%	$44,561,296	100%

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

Impaired Leased Assets within Operating Lease Transactions

During the 2016 Quarter, we obtained a third-party appraisal indicating that the fair market value of the Swiber Chateau as of June 27, 2016 was $17,875,000, which was below the net carrying value. As a result, we performed an impairment test on the barge. Based on such test, we recorded an impairment loss of $5,218,643 during the 2016 Quarter, which was allocated entirely to Swiber, the non-controlling interest holder, pursuant to the joint venture's operating agreement. Swiber Offshore has also failed to make its monthly charter payments to the joint venture since July 2016.

On July 29, 2016, Swiber Holdings submitted an application for court-supervised judicial management in Singapore. On November 28, 2016, Swiber Offshore filed an application for voluntary winding up and liquidation in Singapore. As a result of (i) Swiber Offshore’s and Swiber Holdings' default on their respective obligations under the charter and the guaranty, respectively, (ii) Swiber Offshore and Swiber Holdings being subject to voluntary winding up and judicial management proceedings, respectively, (iii) a decrease in the fair market value of the Swiber Chateau and (iv) the barge being classified as asset held for sale as of December 31, 2016, we recorded an additional impairment loss of $10,275,000 during the remainder of 2016, of which only $3,488,329 was allocated to Swiber as the balance of the noncontrolling interest in the joint venture had been reduced to zero. As a result of advanced negotiations for the sale of the Swiber Chateau to a potential third party purchaser, we further wrote down the barge by $900,000 during the three months ended March 31, 2017 to its estimated fair value less cost to sell based on the negotiated purchase price. Subsequently, this proposed sale transaction fell through. We have resumed marketing the Swiber Chateau for sale and are currently in negotiations with another potential purchaser. Based on such negotiations, our Managing Trustee determined to record an additional impairment loss of $1,700,000 during the 2017 Quarter. The joint venture ceased income recognition since July 2016 as collectability of remaining charter payments has been in doubt. During the 2017 Quarter and the 2016 Quarter, we recognized rental income of $0 and $1,826,250, respectively.

In July 2017, Pacific Crest failed to make its monthly charter payment and our Managing Trustee was advised that Pacific Crest is engaged in discussions with its lenders regarding a potential restructuring of its outstanding debt obligations. As a result, we performed an impairment test on the vessel. Based on such test, we recorded an impairment loss of $14,661,525 during the 2017 Quarter. As of June 30, 2017 and December 31, 2016, the net carrying value of the vessel was $18,000,000 and $33,918,994, respectively. During the 2017 Quarter and the 2016 Quarter, we recognized rental income of $1,164,394 and $1,164,394, respectively.

Revenue and other income for the 2017 Quarter and the 2016 Quarter is summarized as follows:

	Three Months Ended June 30,
	2017	2016	Change
Finance income	$1,028,214	$2,297,331	$(1,269,117)
Rental income	1,705,907	3,532,158	(1,826,251)
Time charter revenue	—	1,055,043	(1,055,043)
Loss from investment in joint ventures	(4,475)	(2,077,608)	2,073,133
Gain on sale of investment in joint venture	—	2,012,669	(2,012,669)
Total revenue and other income	$2,729,646	$6,819,593	$(4,089,947)

Total revenue and other income for the 2017 Quarter decreased $4,089,947, or 60.0%, as compared to the 2016 Quarter. The decrease was primarily due to decreases in (i) gain on sale of investment in joint venture as a result of the sale of our interests in ICON AET during the 2016 Quarter, (ii) rental income due to no income recognition related to the Swiber Chateau as collectability of remaining charter payments has been in doubt since July 2016, (iii) finance income primarily due to our note receivable related to TMA being placed on non-accrual status during the 2017 Quarter and two prepayments subsequent to the 2016 Quarter and (iv) time charter revenue due to the sale of the Aegean Express and the Cebu Trader in September 2016. The decrease was partially offset by a decrease in loss from investment in joint ventures due to the credit losses recorded by our joint ventures related to JAC during the 2016 Quarter with no comparable losses recorded during the 2017 Quarter.

Expenses for the 2017 Quarter and the 2016 Quarter are summarized as follows:

	Three Months Ended June 30,
	2017	2016	Change
Management fees	$74,349	$454,661	$(380,312)
Administrative expense reimbursements	204,946	310,146	(105,200)
General and administrative	306,222	709,047	(402,825)
Interest	712,714	850,484	(137,770)
Depreciation	1,062,655	1,877,991	(815,336)
Vessel operating	204,576	909,952	(705,376)
Impairment loss	16,361,525	5,218,643	11,142,882
Total expenses	$18,926,987	$10,330,924	$8,596,063

Total expenses for the 2017 Quarter increased $8,596,063, or 83.2%, as compared to the 2016 Quarter. The increase was due to the impairment loss recorded during the 2017 Quarter related to the vessel on charter to Pacific Crest with no comparable impairment loss recorded during the 2016 Quarter, partially offset by a lower impairment loss recorded during the 2017 Quarter related to the Swiber Chateau. This increase was partially offset by (i) lower depreciation recorded related to the Swiber Chateau, the Aegean Express and the Cebu Trader as such vessels were either no longer in operation or sold in 2016 resulting in no further depreciation being recorded on such vessels during the 2017 Quarter, (ii) lower vessel operating expenses incurred during the 2017 Quarter associated with the Swiber Chateau as compared to higher vessel operating expenses incurred during the 2016 Quarter associated with the Aegean Express and the Cebu Trader, (iii) a decrease in general and administrative expense primarily due to lower audit and legal fees incurred during the 2017 Quarter due to management's cost savings effort and the settlement of the ICON EAR, LLC ("EAR") litigation matter in July 2016, and (iv) a decrease in management fees due to the sale or prepayment of certain investments during 2016.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests decreased $972,065, from $4,342,092 in the 2016 Quarter to $3,370,027 in the 2017 Quarter. The decrease was primarily due to the allocation of the entire impairment loss associated with the Swiber Chateau to the noncontrolling interest holder during the 2016 Quarter with no such allocation of impairment loss during the 2017 Quarter. The decrease was partially offset by the allocation of the impairment loss associated with the vessel on charter to Pacific Crest during the 2017 Quarter with no comparable allocation of impairment loss during the 2016 Quarter.

Net (Loss) Income Attributable to Fund Twelve Liquidating Trust
As a result of the foregoing factors, net (loss) income attributable to us for the 2017 Quarter and the 2016 Quarter was $(12,827,314) and $830,761, respectively. Net (loss) income attributable to us per weighted average additional Interest outstanding for the 2017 Quarter and the 2016 Quarter was $(36.46) and $2.36, respectively.

Results of Operations for the Six Months Ended June 30, 2017 (the “2017 Period”) and 2016 (the “2016 Period”)

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

Financing Transactions

During the 2017 Period and the 2016 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2017 Period	2016 Period
Foreguard Shipping I Global Ships Ltd.	Tanker vessels	52%	24%
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	24%	25%
Blackhawk Mining, LLC	Mining equipment	24%	16%
D&T Holdings, LLC	Transportation	—	24%
		100%	89%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Operating Lease Transactions

During the 2017 Period and the 2016 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2017 Period	2016 Period
Pacific Crest Pte. Ltd.	Offshore oil field services equipment	68%	33%
Murray Energy Corporation	Mining equipment	32%	15%
Swiber Holdings Limited	Offshore oil field services equipment	—	52%
		100%	100%

Impaired Leased Assets within Operating Lease Transactions

During the 2016 Period, we obtained a third-party appraisal indicating that the fair market value of the Swiber Chateau as of June 27, 2016 was $17,875,000, which was below the net carrying value. As a result, we performed an impairment test on the barge. Based on such test, we recorded an impairment loss of $5,218,643 during the 2016 Period, which was allocated entirely to Swiber. Swiber Offshore has also failed to make its monthly charter payments to the joint venture since July 2016.

On July 29, 2016, Swiber Holdings submitted an application for court-supervised judicial management in Singapore. On November 28, 2016, Swiber Offshore filed an application for voluntary winding up and liquidation in Singapore. As a result of (i) Swiber Offshore’s and Swiber Holdings' default on their respective obligations under the charter and the guaranty, respectively, (ii) Swiber Offshore and Swiber Holdings being subject to voluntary winding up and judicial management proceedings, respectively, (iii) a decrease in the fair market value of the Swiber Chateau and (iv) the barge being classified as asset held for sale as of December 31, 2016, we recorded an additional impairment loss of $10,275,000 during the remainder of 2016, of which only $3,488,329 was allocated to Swiber as the balance of the noncontrolling interest in the joint venture had been reduced to zero. As a result of advanced negotiations for the sale of the Swiber Chateau to a potential third party purchaser, we further wrote down the barge by $900,000 during the three months ended March 31, 2017 to its estimated fair value less cost to sell based on the negotiated purchase price. Subsequently, this proposed sale transaction fell through. We have resumed marketing the Swiber Chateau for sale and are currently in negotiations with another potential purchaser. Based on such negotiations, our Managing Trustee determined to record an additional impairment loss of $1,700,000 during the 2017 Quarter. The joint venture ceased income recognition since July 2016 as collectability of remaining charter payments has been in doubt. During the 2017 Period and the 2016 Period, we recognized rental income of $0 and $3,652,500, respectively.

In July 2017, Pacific Crest failed to make its monthly charter payment and our Managing Trustee was advised that Pacific Crest is engaged in discussions with its lenders regarding a potential restructuring of its outstanding debt obligations. As a result, we performed an impairment test on the vessel. Based on such test, we recorded an impairment loss of $14,661,525 during the 2017 Period. As of June 30, 2017 and December 31, 2016, the net carrying value of the vessel was $18,000,000 and $33,918,994, respectively. During the 2017 Period and the 2016 Period, we recognized rental income of $2,328,788 and $2,328,788, respectively.

 Revenue and other income for the 2017 Period and the 2016 Period is summarized as follows:

	Six Months Ended June 30,
	2017	2016	Change
Finance income	$2,774,458	$6,114,896	$(3,340,438)
Rental income	3,411,815	7,064,315	(3,652,500)
Time charter revenue	—	2,033,257	(2,033,257)
Loss from investment in joint ventures	(6,071)	(1,918,795)	1,912,724
Gain on sale of investment in joint venture	—	2,012,669	(2,012,669)
Gain on extinguishment of seller's credit and interest payable	5,131,250	—	5,131,250
Total revenue and other income	$11,311,452	$15,306,342	$(3,994,890)

Total revenue and other income for the 2017 Period decreased $3,994,890, or 26.1%, as compared to the 2016 Period. The decrease was due to decreases in (i) rental income due to no income recognition related to the Swiber Chateau as collectability of remaining charter payments has been in doubt since July 2016, (ii) finance income primarily due to prepayments of a finance lease by D&T Holdings, LLC ("D&T") and of two notes receivable subsequent to the 2016 Period, (iii) time charter revenue due to the sale of the Aegean Express and the Cebu Trader in September 2016 and (iv) gain on sale of investment in joint venture as a result of the sale of our interests in ICON AET during the 2016 Period. The decrease was partially offset by an increase in gain on extinguishment of seller's credit and interest payable associated with the Swiber Chateau in the 2017 Period with no comparable gain recorded in the 2016 Period, and a decrease in loss from investment in joint ventures primarily due to no credit losses recorded by our joint ventures related to JAC during the 2017 Period as compared to the 2016 Period.

Expenses for the 2017 Period and the 2016 Period are summarized as follows:

	Six Months Ended June 30,
	2017	2016	Change
Management fees	$148,083	$692,209	$(544,126)
Administrative expense reimbursements	449,972	618,535	(168,563)
General and administrative	842,564	1,342,984	(500,420)
Interest	1,484,370	1,724,628	(240,258)
Depreciation	2,125,724	3,739,886	(1,614,162)
Vessel operating	204,576	1,864,246	(1,659,670)
Impairment loss	17,261,525	5,218,643	12,042,882
Litigation settlement expense	—	1,209,000	(1,209,000)
Total expenses	$22,516,814	$16,410,131	$6,106,683

Total expenses for the 2017 Period increased $6,106,683, or 37.2%, as compared to the 2016 Period. The increase was primarily due to the impairment loss recorded during the 2017 Period related to the vessel on charter to Pacific Crest with no comparable impairment loss recorded during the 2016 Period, partially offset by a decrease in the impairment loss recorded during the 2017 Period related to the Swiber Chateau. This increase was partially offset by (i) lower vessel operating expenses incurred during the 2017 Period associated with the Swiber Chateau as compared to higher vessel operating expenses incurred during the 2016 Period associated with the Aegean Express and the Cebu Trader, (ii) lower depreciation recorded related to the Swiber Chateau, the Aegean Express and the Cebu Trader as such vessels were either no longer in operation or sold in 2016 resulting in no further depreciation being recorded on such vessels during the 2017 Period, (iii) the litigation settlement expense related to EAR that was recorded in the 2016 Period with no comparable expense recorded in the 2017 Period, (iv) a decrease in management fees due to the sale or prepayment of certain investments during 2016 and (v) a decrease in general and administrative expense primarily due to lower audit and legal fees incurred during the 2017 Period due to management's cost savings effort and the settlement of the EAR litigation matter in July 2016.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests increased $222,245, from $2,834,457 in the 2016 Period to $3,056,702 in the 2017 Period. The increase was primarily due to the allocation of the impairment loss associated with the vessel on charter to Pacific Crest during the 2017 Period.

Net (Loss) Income Attributable to Fund Twelve Liquidating Trust

 As a result of the foregoing factors, net (loss) income attributable to us for the 2017 Period and the 2016 Period was $(8,148,660) and $1,730,668, respectively. Net (loss) income attributable to us per weighted average additional Interest outstanding for the 2017 Period and the 2016 Period was $(23.16) and $4.92, respectively.

Financial Condition
This section discusses the major balance sheet variances at June 30, 2017 compared to December 31, 2016.

Total Assets
Total assets decreased $27,669,230, from $131,086,803 at December 31, 2016 to $103,417,573 at June 30, 2017. The decrease was primarily due to (i) the impairment loss and depreciation recorded during the 2017 Period, (ii) the use of cash to pay distributions to our beneficial owners and noncontrolling interests and (iii) the use of cash to repay a portion of our non-recourse long-term debt. These decreases were partially offset by payments received from our investments during the 2017 Period.

Current Assets
Current assets decreased $4,354,911, from $29,451,667 at December 31, 2016 to $25,096,756 at June 30, 2017. The decrease was primarily a result of the use of existing cash and cash generated from our investments during the 2017 Period to pay distributions to our beneficial owners and noncontrolling interests and to repay a portion of our non-recourse long-term debt, partially offset by additional accrued interest and principal classified as current assets related to our loan with TMA.

Total Liabilities
Total liabilities decreased $10,136,822, from $56,206,142 at December 31, 2016 to $46,069,320 at June 30, 2017. The decrease was primarily due to (i) the extinguishment of the seller's credit and the related interest payable due from our consolidated joint venture to Swiber during the 2017 Period as a result of continuing defaults by the Swiber Group and (ii) the repayment of a portion of our non-recourse long-term debt during the 2017 Period.

Current Liabilities
Current liabilities decreased $7,171,107, from $29,187,558 at December 31, 2016 to $22,016,451 at June 30, 2017. The decrease was primarily due to (i) the extinguishment of the seller's credit and the related interest payable due from our consolidated joint venture to Swiber during the 2017 Period as a result of continuing defaults by the Swiber Group and (ii) the payment of certain accrued liabilities during the 2017 Period.

Equity
Equity decreased $17,532,408, from $74,880,661 at December 31, 2016 to $57,348,253 at June 30, 2017. The decrease was primarily due to our net loss during the 2017 Period and distributions paid to our beneficial owners and noncontrolling interests.

Liquidity and Capital Resources

Summary
At June 30, 2017 and December 31, 2016, we had cash and cash equivalents of $6,048,147 and $10,255,053, respectively. Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of June 30, 2017, the cash reserve was $1,738,435. During our liquidation period, which commenced on May 1, 2014, we expect our main sources of cash will be from the collection of income and principal on our notes receivable and finance leases, rental receipts generated from our operating leases and proceeds from the sale of assets held directly by us or indirectly by our joint ventures and our main use of cash will be for distributions to our beneficial owners and noncontrolling interests. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we meet our debt obligations, pay distributions to our beneficial owners and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

We anticipate being able to meet our liquidity requirements into the foreseeable future through the expected results of our operating activities, as well as cash received from our investments at maturity. However, our equipment financing business has encountered significant challenges over the past several years. Specifically, we continue to suffer from an unprecedented and prolonged weakness in global shipping and offshore markets. Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Cash Flows

Operating Activities

Cash provided by operating activities decreased $8,728,918, from $15,626,530 in the 2016 Period to $6,897,612 in the 2017 Period.  The decrease was primarily due to a decrease in the collection of finance leases as a result of the prepayment by D&T during the 2016 Period.

Investing Activities
Cash flows from investing activities changed by $12,069,661, from a source of cash of $12,063,590 in the 2016 Period to a use of cash of $6,071 in the 2017 Period. The change was primarily due to proceeds received from the sale of our interests in ICON AET during the 2016 Period with no comparable proceeds received in the 2017 Period.

Financing Activities
Cash used in financing activities decreased $8,334,029, from $19,432,476 in the 2016 Period to $11,098,447 in the 2017 Period.  The decrease was primarily due to a decrease in distributions to our beneficial owners and noncontrolling interests during the 2017 Period as compared to the 2016 Period, partially offset by an increase in the repayment of our non-recourse long-term debt during the 2017 Period as compared to the 2016 Period.

Financings and Borrowings
Non-Recourse Long-Term Debt
We had non-recourse long-term debt obligations at June 30, 2017 and December 31, 2016 of $36,657,026 and $41,361,582, respectively. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the lessee was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of June 30, 2017 and December 31, 2016, the total carrying value of assets subject to non-recourse long-term debt was $60,063,208 and $79,790,314, respectively.

On October 20, 2016, we were notified of an event of default on the senior debt associated with two tanker vessels currently on charter to an affiliate of Foreguard Shipping as a result of a change of control of the bareboat charter guarantor, an affiliate of Foreguard Shipping. The lender has reserved, but not exercised, its rights under the loan agreement. As a result of such default, we classified the entire outstanding balance of the debt of $17,365,000 and $18,465,000 to current liabilities as of June 30, 2017 and December 31, 2016, respectively.

At June 30, 2017, we were in compliance with all covenants related to our non-recourse long-term debt, except as disclosed above.

Distributions
We, at our Managing Trustee’s discretion, paid monthly distributions to each of our beneficial owners beginning with the first month after each such beneficial owner’s admission to the LLC through the end of our operating period, which was April 30, 2014. Distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments. We paid distributions of $50,507, $5,000,220 and $1,276,319 to our Managing Trustee, additional beneficial owners and noncontrolling interests, respectively, during the 2017 Period.

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

In connection with certain debt obligations, we are required to maintain restricted cash accounts with certain banks. At June 30, 2017, we had restricted cash of $2,540,556.

Off-Balance Sheet Transactions
None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2017, our Managing Trustee carried out an evaluation, under the supervision and with the participation of the management of our Managing Trustee, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Trustee’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Trustee’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Interests during the three months ended June 30, 2017.

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

August 17, 2017

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)
By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)
By: /s/ Christine H. Yap
Christine H. Yap
Managing Director (Principal Financial and Accounting Officer)