Form 10-Q
period 2017-09-30
ICON LEASING FUND TWELVE, LLC
filed 2017-11-14
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2017
or
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53189

ICON Leasing Fund Twelve Liquidating Trust
(Exact name of registrant as specified in its charter)

Delaware	81-7012783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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
Number of outstanding beneficial interests of the registrant on November 8, 2017 is 348,335.
* ICON Leasing Fund Twelve Liquidating Trust is the transferee of the assets and liabilities of ICON Leasing Fund Twelve, LLC and files reports under the Commission file number for ICON Leasing Fund Twelve, LLC.

ICON Leasing Fund Twelve Liquidating Trust

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,695,593	$10,255,053
Current portion of net investment in notes receivable	4,093,479	6,447,158
Current portion of net investment in finance leases	1,980,116	6,824,610
Other current assets	23,224	5,924,846
Total current assets	14,792,412	29,451,667
Non-current assets:
Net investment in notes receivable, less current portion	12,797,465	14,555,781
Net investment in finance leases, less current portion	32,558,658	39,046,710
Leased equipment at cost (less accumulated depreciation of $12,990,483 and $10,247,365, respectively)	19,556,653	36,961,296
Asset held for sale	2,976,000	7,600,000
Restricted cash	3,342,613	3,471,147
Other non-current assets	202	202
Total non-current assets	71,231,591	101,635,136
Total assets	$86,024,003	$131,086,803
Liabilities and Equity
Current liabilities:
Current portion of non-recourse long-term debt	$19,940,000	$22,721,924
Deferred revenue	—	155,413
Due to Managing Trustee and affiliates, net	35,249	267,764
Accrued expenses and other current liabilities	783,320	1,042,457
Current portion of seller's credit	—	5,000,000
Total current liabilities	20,758,569	29,187,558
Non-current liabilities:
Non-recourse long-term debt, less current portion	14,832,684	18,639,658
Seller's credits, less current portion	8,607,307	8,228,926
Other non-current liabilities	150,000	150,000
Total non-current liabilities	23,589,991	27,018,584
Total liabilities	44,348,560	56,206,142
Commitments and contingencies (Note 11)
Equity:
Beneficial owners’ equity:
Additional beneficial owners	40,609,445	66,475,278
Managing Trustee	(2,701,109)	(2,439,838)
Total beneficial owners' equity	37,908,336	64,035,440
Noncontrolling interests	3,767,107	10,845,221
Total equity	41,675,443	74,880,661
Total liabilities and equity	$86,024,003	$131,086,803
See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue and other income:
Finance income	$1,127,024	$2,416,693	$3,901,482	$8,531,589
Rental income	679,472	1,705,906	4,091,287	8,770,221
Time charter revenue	—	927,186	—	2,960,443
Loss from investment in joint ventures	—	(4,173)	(6,071)	(1,922,968)
Gain on sale of investment in joint venture	—	—	—	2,012,669
Gain on sale of vessels	—	303,943	—	303,943
Gain on extinguishment of seller's credit and interest payable	—	—	5,131,250	—
Other income	—	117,288	—	117,288
Total revenue and other income	1,806,496	5,466,843	13,117,948	20,773,185
Expenses:
Management fees	44,029	117,369	192,112	809,578
Administrative expense reimbursements	210,785	225,055	660,757	843,590
General and administrative	346,235	521,069	1,188,799	1,864,053
Interest	687,826	792,256	2,172,196	2,516,884
Depreciation	617,394	1,063,132	2,743,118	4,803,018
Vessel operating	143,735	1,384,102	348,311	3,248,348
Credit loss	10,500,000	—	10,500,000	—
Impairment loss	2,024,000	3,105,000	19,285,525	8,323,643
Litigation settlement expense	—	—	—	1,209,000
Total expenses	14,574,004	7,207,983	37,090,818	23,618,114
Net loss	(12,767,508)	(1,741,140)	(23,972,870)	(2,844,929)
Less: net income (loss) attributable to noncontrolling interests	160,209	(2,821,929)	(2,896,493)	(5,656,386)
Net (loss) income attributable to Fund Twelve Liquidating Trust	$(12,927,717)	$1,080,789	$(21,076,377)	$2,811,457

Net (loss) income attributable to Fund Twelve Liquidating Trust allocable to:
Additional beneficial owners	$(12,798,440)	$1,069,981	$(20,865,613)	$2,783,342
Managing Trustee	(129,277)	10,808	(210,764)	28,115
	$(12,927,717)	$1,080,789	$(21,076,377)	$2,811,457

Weighted average number of additional beneficial interests outstanding	348,335	348,335	348,335	348,335
Net (loss) income attributable to Fund Twelve Liquidating Trust per weighted average additional beneficial interest outstanding	$(36.74)	$3.07	$(59.90)	$7.99

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Changes in Equity

	Beneficial Owners' Equity
	Additional Beneficial Interests	Additional Beneficial Owners	Managing Trustee	Total Beneficial Owners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	348,335	$66,475,278	$(2,439,838)	$64,035,440	$10,845,221	$74,880,661
Net income (unaudited)	—	4,631,867	46,787	4,678,654	313,325	4,991,979
Distributions (unaudited)	—	(5,000,220)	(50,507)	(5,050,727)	(634,382)	(5,685,109)
Balance, March 31, 2017 (unaudited)	348,335	66,106,925	(2,443,558)	63,663,367	10,524,164	74,187,531
Net loss (unaudited)	—	(12,699,040)	(128,274)	(12,827,314)	(3,370,027)	(16,197,341)
Distributions (unaudited)	—	—	—	—	(641,937)	(641,937)
Balance, June 30, 2017 (unaudited)	348,335	53,407,885	(2,571,832)	50,836,053	6,512,200	57,348,253
Net (loss) income (unaudited)	—	(12,798,440)	(129,277)	(12,927,717)	160,209	(12,767,508)
Distributions (unaudited)	—	—	—	—	(2,905,302)	(2,905,302)
Balance, September 30, 2017 (unaudited)	348,335	$40,609,445	$(2,701,109)	$37,908,336	$3,767,107	$41,675,443

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(23,972,870)	$(2,844,929)
Adjustments to reconcile net loss to net cash provided by operating activities:
Finance income	(3,235,823)	(5,179,324)
Loss from investment in joint ventures	6,071	1,922,968
Depreciation	2,743,118	4,803,018
Interest expense from amortization of debt financing costs	99,544	116,599
Net accretion of seller's credits and other	378,381	357,486
Gain on extinguishment of seller's credit and interest payable	(5,131,250)	—
Credit loss	10,500,000	—
Impairment loss	19,285,525	8,323,643
Gain on sale of investment in joint venture	—	(2,012,669)
Gain on sale of vessels	—	(303,943)
Changes in operating assets and liabilities:
Collection of finance leases	14,568,369	14,909,935
Restricted cash	128,534	30,649
Other assets	(486,383)	(3,168,737)
Accrued expenses and other current liabilities	(127,887)	(760,693)
Deferred revenue	(155,413)	(12,181)
Due to Managing Trustee and affiliates, net	(232,515)	(427,547)
Distributions from joint ventures	—	264,140
Net cash provided by operating activities	14,367,401	16,018,415
Cash flows from investing activities:
Proceeds from sale of vessels	—	6,104,129
Investment in joint ventures	(6,071)	(12,957)
Distributions received from joint ventures in excess of profits	—	5,275
Proceeds from sale of investment in joint venture	—	12,067,099
Principal received on notes receivable	—	10,000,000
Net cash (used in) provided by investing activities	(6,071)	28,163,546
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(6,688,442)	(4,698,547)
Distributions to noncontrolling interests	(4,181,621)	(6,778,260)
Distributions to beneficial owners	(5,050,727)	(23,298,603)
Net cash used in financing activities	(15,920,790)	(34,775,410)
Net (decrease) increase in cash and cash equivalents	(1,559,460)	9,406,551
Cash and cash equivalents, beginning of period	10,255,053	8,404,092
Cash and cash equivalents, end of period	$8,695,593	$17,810,643
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,669,833	$2,066,203

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
September 30, 2017
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

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
September 30, 2017
(unaudited)

Restricted Cash
Cash that is restricted from use in operations is generally classified as restricted cash. Classification of changes in restricted cash within the consolidated statements of cash flows depends on the predominant source of the related cash flows. For the nine months ended September 30, 2017 and 2016, the predominant cash generated from restricted cash was related to the release of restricted cash sourced from rental receipts associated with our leasing operations that was previously restricted pursuant to certain provisions in the applicable non-recourse long-term debt agreements. As a result, changes in restricted cash were classified within net cash provided by operating activities for the nine months ended September 30, 2017 and 2016.

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
September 30, 2017
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
September 30, 2017
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

(3)       Net Investment in Notes Receivable
As of September 30, 2017, we had net investment in notes receivable on non-accrual status of $16,890,944 and no net investment in notes receivable that was past due 90 days or more and still accruing. As of December 31, 2016, we had no net investment in notes receivable on non-accrual status and net investment in notes receivable of $21,002,939, of which $8,281,871 was over 90 days past due and still accruing.

As of December 31, 2016, our net investment in note receivable and accrued interest related to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, "TMA") totaled $21,002,939 and $5,720,333, respectively. TMA has been in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and in payment default while available cash has been swept by the senior lender and applied to the senior tranche of the facility (the "Senior Loan") in accordance with the secured term loan credit facility agreement. As a result, the principal balance of the Senior Loan was paid down at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. Based on, among other things, TMA’s payment history and estimated collateral value as of December 31, 2016, our Managing Trustee believed that it was likely that all outstanding principal and accrued interest under our tranche of the facility (the "ICON Loan") would be collectible and as a result, we continued to account for our net investment in note receivable related to TMA on an accrual basis as of December 31, 2016 despite a portion of the outstanding balance being over 90 days past due. Though on an accrual basis, default interest was not accrued on either the principal balance of the note receivable or the interest receivable. In addition, interest was not assessed on the overdue principal balance of the note receivable. Our Managing Trustee continues to assess the collectability of the note receivable at each reporting date. During the three months ended June 30, 2017, our Managing Trustee believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Managing Trustee met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we have a second priority security interest, our Managing Trustee determined

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
September 30, 2017
(unaudited)

to record a credit loss of $10,500,000 during the three months ended September 30, 2017. As of September 30, 2017 and December 31, 2016, our share of the collateral value, net of the balance of the Senior Loan, was estimated to be approximately $8,900,000 and $4,800,000, respectively. As of September 30, 2017, our net investment in note receivable related to TMA was $16,890,944. In addition, we have an accrued interest receivable related to TMA of $6,388,005, which has been fully reserved, resulting in a net carrying value of $0. For the three and nine months ended September 30, 2017, we recognized finance income of $0 and $667,672, respectively, of which no amount was recognized on a cash basis. For the three and nine months ended September 30, 2016, we recognized finance income of $730,624 and $2,246,664, respectively, of which no amount was recognized on a cash basis.

Net investment in notes receivable consisted of the following:

	September 30, 2017	December 31, 2016
Principal outstanding(1)	$21,002,939	$21,002,939
Credit loss reserve(2)	(4,111,995)	—
Net investment in notes receivable(3)	16,890,944	21,002,939
Less: current portion of net investment in notes receivable	4,093,479	6,447,158
Net investment in notes receivable, less current portion	$12,797,465	$14,555,781
(1) As of September 30, 2017 and December 31, 2016, total principal outstanding related to our impaired loan was $21,002,939 and $0, respectively.
(2) As of September 30, 2017, we had a credit loss reserve of $10,500,000 related to TMA, of which $6,388,005 was reserved against the accrued interest receivable included in other current assets and $4,111,995 was reserved against the current portion of net investment in notes receivable.
(3) As of September 30, 2017 and December 31, 2016, net investment in note receivable related to our impaired loan was $16,890,944 and $0, respectively.

Credit loss allowance activities for the three months ended September 30, 2017 were as follows:

Credit Loss Allowance
Allowance for credit loss as of June 30, 2017	$—
Provisions	10,500,000
Write-offs, net of recoveries	—
Allowance for credit loss as of September 30, 2017	$10,500,000

Credit loss allowance activities for the nine months ended September 30, 2017 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2016	$—
Provisions	10,500,000
Write-offs, net of recoveries	—
Allowance for credit loss as of September 30, 2017	$10,500,000

There was no allowance for credit loss at the beginning or at the end of the nine months ended September 30, 2016. There were no related activities during the nine months ended September 30, 2016.

(4)      Net Investment in Finance Leases
As of September 30, 2017 and December 31, 2016, we had no net investment in finance leases on non-accrual status and no net investment in finance leases that was past due 90 days or more and still accruing.

Net investment in finance leases consisted of the following:

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
September 30, 2017
(unaudited)

	September 30, 2017	December 31, 2016
Minimum rents receivable	$46,217,250	$56,640,856
Estimated guaranteed residual values	—	4,316,144
Initial direct costs	674,145	919,766
Unearned income	(12,352,621)	(16,005,446)
Net investment in finance leases	34,538,774	45,871,320
Less: current portion of net investment in finance leases	1,980,116	6,824,610
Net investment in finance leases, less current portion	$32,558,658	$39,046,710

On July 21, 2017, Blackhawk Mining, LLC and its affiliates (collectively, “Blackhawk”) satisfied their remaining lease obligations by making a prepayment of $7,753,666. As a result, we recognized finance income of $353,373.

(5)      Leased Equipment at Cost
Leased equipment at cost consisted of the following:

	September 30, 2017	December 31, 2016
Offshore oil field services equipment	$25,689,062	$40,350,587
Mining equipment	6,858,074	6,858,074
Leased equipment at cost	32,547,136	47,208,661
Less: accumulated depreciation	12,990,483	10,247,365
Leased equipment at cost, less accumulated depreciation	$19,556,653	$36,961,296

Depreciation expense was $617,394 and $2,743,118 for the three and nine months ended September 30, 2017, respectively. Depreciation expense related to leased equipment at cost was $1,063,132 and $4,625,631 for the three and nine months ended September 30, 2016, respectively. In addition, we incurred depreciation expense related to vessels of $0 and $177,387 for the three and nine months ended September 30, 2016, respectively. Such vessels were classified as assets held for sale as of June 30, 2016 and were subsequently sold during 2016. As a result, no depreciation expense was recognized since the three months ended September 30, 2016.

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

Since July 2017, Pacific Crest has failed to make its monthly charter payments and our Managing Trustee was advised in July 2017 that Pacific Crest is engaged in discussions with its lenders regarding a potential restructuring of its outstanding debt obligations. As a result, we performed an impairment test on the vessel. Based on such test, we recorded an impairment loss of $14,661,525 during the three months ended June 30, 2017. In addition, our Managing Trustee determined to reduce the estimated residual value from $15,300,000 to $13,000,000. As a result of the impairment loss and the change in residual value, our monthly depreciation has decreased by $148,279, effective July 1, 2017. During the three months ended September 30, 2017, we ceased recognizing rental income on the lease.

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
September 30, 2017
(unaudited)

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

Swiber Offshore failed to make its monthly charter payments to the joint venture from July 2016 through the expiration of the charter in March 2017. During 2016, we obtained third-party appraisals indicating that the estimated fair market value of the barge as of June 30, 2016 and September 30, 2016 was $17,875,000 and $14,770,000, respectively, which was below the then net carrying value. As a result, we recorded an impairment loss of $5,218,643 and $3,105,000 during the three months ended June 30, 2016 and September 30, 2016, respectively, which were allocated entirely to Swiber due to our Preferred Equity Interest.

On July 29, 2016, Swiber Holdings Ltd. (“Swiber Holdings”), the parent company of Swiber and Swiber Offshore (together with Swiber and Swiber Offshore, the “Swiber Group”) and the guarantor of the payment and performance obligations of Swiber Offshore and its affiliates under the transaction documents, submitted an application for court-supervised judicial management in Singapore. On November 28, 2016, Swiber Offshore filed an application for voluntary winding up and liquidation in Singapore. As a result of (i) Swiber Offshore’s and Swiber Holdings’ default on their respective obligations under the charter and the guaranty, respectively, (ii) Swiber Offshore and Swiber Holdings being subject to voluntary winding up and judicial management proceedings, respectively, (iii) a decrease in the fair market value of the Swiber Chateau and (iv) the barge being classified as asset held for sale as of December 31, 2016, we recorded an additional impairment loss of $7,170,000 during the remainder of 2016, of which only $383,329 was allocated to Swiber as the balance of the noncontrolling interest in the joint venture had been reduced to zero. As a result of advanced negotiations for the sale of the Swiber Chateau to a potential third party purchaser, we further wrote down the barge by $900,000 during the three months ended March 31, 2017 to its estimated fair value less cost to sell based on the negotiated purchase price. Subsequently, this proposed sale transaction fell through. During the three months ended June 30, 2017, we resumed marketing the Swiber Chateau for sale and were in negotiations with another potential purchaser. Based on such negotiations, our Managing Trustee determined to record an additional impairment loss of $1,700,000 during the three months ended June 30, 2017. Subsequently, this proposed sale transaction also fell through. Since then, our Managing Trustee resumed marketing the Swiber Chateau for sale and has entered into a memorandum of agreement to sell the barge. As a result, we recorded an additional impairment loss of $2,024,000 during the three months ended September 30, 2017 based on the estimated fair value less cost to sell.

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

For the three and nine months ended September 30, 2017, pre-tax (loss) income associated with the Swiber Chateau was $(2,024,000) and $463,355, respectively, of which pre-tax (loss) income attributable to us was $(2,024,000) and $463,355, respectively. For the three and nine months ended September 30, 2016, pre-tax loss associated with the Swiber Chateau was $3,148,255 and $6,146,959, respectively, of which pre-tax (loss) income attributable to us was $(22,060) and $1,110,109, respectively.

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

Information as to the results of operations of ICON AET is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$8,282,126
Net income	$—	$—	$—	$1,679,328
Our share of net income	$—	$—	$—	$414,206

On December 22, 2011, ICON Mauritius MI, LLC (“ICON Mauritius MI”), a joint venture owned 25% by us and 75% by Fund Fourteen, made a $20,124,000 subordinated term loan to Jurong Aromatics Corporation Pte. Ltd. ("JAC") as part of a $171,050,000 term loan facility. Our initial contribution to this joint venture was $6,313,875. On May 15, 2013, ICON Mauritius MI II, LLC (“ICON Mauritius MI II”), a joint venture owned 21% by us, 39% by ICON Leasing Fund Eleven Liquidating Trust (formerly, ICON Leasing Fund Eleven, LLC), an entity also managed by our Managing Trustee, and 40% by Fund Fifteen, purchased a portion of a $208,038,290 subordinated credit facility for JAC from Standard Chartered Bank for $28,462,500. Our initial contribution to this joint venture was $6,456,034. The loan and the facility initially bore interest at rates ranging between 12.5% and 15% per year and were scheduled to mature in January 2021. As a result of JAC’s failure to make an expected payment that was due to the joint ventures during the three months ended March 31, 2015, the interest rate payable by JAC under the loan and the facility increased from 12.5% to 15.5%. The loan and the facility were secured by a second priority security interest in all of JAC’s assets, which included, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

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

As a result of these factors, during the three months ended June 30, 2015, our Managing Trustee determined that there was doubt regarding the joint ventures’ ultimate collectability of the loan and facility and commenced recording credit losses. Commencing with the three months ended June 30, 2015 and on a quarterly basis thereafter, our Managing Trustee reassessed the collectability of the loan and facility by considering the following factors, among others (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. During the year ended December 31, 2015, the joint ventures recorded an aggregate credit loss of $60,258,883 related to JAC based on our Managing Trustee’s quarterly collectability analyses, of which our share was $14,010,881. Our Managing Trustee also assessed impairment under the equity method of accounting for our investment in the joint ventures and concluded that there was no impairment.

In January 2016, our Managing Trustee engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Managing Trustee anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s manufacturing facility to recommence operations. In July 2016, the tolling arrangement was implemented and the manufacturing facility

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
September 30, 2017
(unaudited)

resumed operations. Although JAC's manufacturing facility resumed operations, no debt payments were made by JAC to the joint ventures while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could have been up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Managing Trustee determined that the joint ventures’ ultimate collectability of the loan and the facility was further in doubt. As of June 30, 2016, our Managing Trustee updated its quarterly assessment by considering (i) a comparable enterprise value derived from EBITDA multiples; (ii) the average trading price of unsecured distressed debt in comparable industries and (iii) the additional senior debt incurred by JAC, which had priority over the joint ventures’ loan and facility. Based upon this reassessment, our Managing Trustee determined that the joint ventures should fully reserve the outstanding balance of the loan and facility due from JAC as of June 30, 2016. As a result, the joint ventures recorded an additional total credit loss of $10,137,863 for the three months ended June 30, 2016, of which our share was $2,319,835. During the fourth quarter of 2016, the Receiver formally commenced the process of marketing JAC’s manufacturing facility for sale. On September 12, 2017, our Managing Trustee received a formal notice from the Receiver notifying us that on August 28, 2017, the Receiver concluded a sale of substantially all of the assets of JAC (including the manufacturing facility) to a third party and confirmed that no sales proceeds are anticipated to be distributed to the subordinated lenders. As a result, the joint ventures wrote off an aggregate credit loss reserve and corresponding balances related to the loan and the facility of $70,396,746 during the three months ended September 30, 2017. The joint ventures did not recognize any finance income for the three and nine months ended September 30, 2017 and 2016. As of December 31, 2016, the total net investment in notes receivable held by the joint ventures was $0. As of September 30, 2017 and December 31, 2016, our total investment in the joint ventures was $0.

Information as to the results of operations of ICON Mauritius MI is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$—
Net income (loss)	$5,389	$(3,172)	$(6,155)	$(4,798,217)
Our share of net income (loss)	$1,347	$(2,225)	$(1,539)	$(1,202,053)

Information as to the results of operations of ICON Mauritius MI II is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$—
Net income (loss)	$6,336	$10,988	$(2,363)	$(5,388,209)
Our share of net income (loss)	$1,331	$(1,948)	$(496)	$(1,135,788)

(8)      Non-Recourse Long-Term Debt
As of September 30, 2017 and December 31, 2016, we had the following non-recourse long-term debt:

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
September 30, 2017
(unaudited)

Counterparty	September 30, 2017	December 31, 2016	Maturity	Rate
DVB Group Merchant Bank (Asia) Ltd.	$35,130,800	$39,465,000	2021-2022	5.04%-6.1225%
People's Capital and Leasing Corp.	—	2,354,242	2018	6.50%
Total principal outstanding on non-recourse long-term debt	35,130,800	41,819,242
Less: debt issuance costs	358,116	457,660
Total non-recourse long-term debt	34,772,684	41,361,582
Less: current portion of non-recourse long-term debt	19,940,000	22,721,924
Total non-recourse long-term debt, less current portion	$14,832,684	$18,639,658

All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the lessee was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of September 30, 2017 and December 31, 2016, the total carrying value of assets subject to non-recourse long-term debt was $52,355,508 and $79,790,314, respectively.

On October 20, 2016, we were notified of an event of default on the senior debt associated with two tanker vessels currently on charter to an affiliate of Foreguard Shipping I Global Ships Ltd. (f/k/a Siva Global Ships Limited) ("Foreguard Shipping") as a result of a change of control of the bareboat charter guarantor, an affiliate of Foreguard Shipping. The lender has reserved, but not exercised, its rights under the loan agreement. As a result of such default, we classified the entire outstanding balance of the debt of $16,815,000 and $18,465,000 to current liabilities as of September 30, 2017 and December 31, 2016, respectively.

On July 21, 2017, a portion of the proceeds from the prepayment made by Blackhawk was used to satisfy our remaining non-recourse long-term debt obligations to People’s Capital and Leasing Corp. (“People’s Capital”) of $1,204,661.

At September 30, 2017, we were in compliance with all covenants related to our non-recourse long-term debt, except as disclosed above.

(9)      Transactions with Related Parties
We paid distributions to our Managing Trustee of $0 and $131,976 for the three months ended September 30, 2017 and 2016, respectively. We paid distributions to our Managing Trustee of $50,507 and $232,986 for the nine months ended September 30, 2017 and 2016, respectively. Our Managing Trustee’s interest in our net (loss) income for the three months ended September 30, 2017 and 2016 was $(129,277) and $10,808, respectively. Our Managing Trustee's interest in our net (loss) income for the nine months ended September 30, 2017 and 2016 was $(210,764) and $28,115, respectively.

Fees and other expenses incurred by us to our Managing Trustee or its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Capacity	Description	2017	2016	2017	2016
ICON Capital, LLC	Managing Trustee	Management fees (1)	$44,029	$117,369	$192,112	$809,578
ICON Capital, LLC	Managing Trustee	Administrative expense reimbursements (1)	210,785	225,055	660,757	843,590
			$254,814	$342,424	$852,869	$1,653,168
(1) Amount charged directly to operations.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
September 30, 2017
(unaudited)

At September 30, 2017 and December 31, 2016, we had a net payable due to our Managing Trustee and affiliates of $35,249 and $267,764, respectively. The net payable at September 30, 2017 and December 31, 2016 primarily related to administrative expense reimbursements.

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

The following tables summarize the valuation of our material non-financial assets measured at fair value on a nonrecurring basis, which is presented as of the date the impairment was recorded, while the carrying value of the assets is presented as of September 30, 2017.

	Carrying Value at	Fair Value at Impairment Date				Impairment Loss for the
	September 30, 2017	Level 1	Level 2	Level 3		Nine Months Ended September 30, 2017
Asset held for sale	$2,976,000	$—	$—	$3,100,000	(1)	$4,624,000

(1)
There were nonrecurring fair value measurements in relation to the impairment loss recorded as of March 31, 2017, June 30, 2017 and September 30, 2017 related to the Swiber Chateau. As of March 31, 2017, June 30, 2017 and September 30, 2017, the fair value was $7,000,000, $5,350,000 and $3,100,000, respectively.

During the three months ended March 31, 2017, as a result of advanced negotiations for the sale of the Swiber Chateau to a potential third party purchaser, we further wrote down the barge by $900,000 to its estimated fair value less cost to sell based on the negotiated purchase price. Subsequently, this proposed sale transaction fell through. During the three months ended June 30, 2017, we resumed marketing the Swiber Chateau for sale and were in negotiations with another potential purchaser. Based on such negotiations, our Managing Trustee determined to record an additional impairment loss of $1,700,000 during the three months ended June 30, 2017. Subsequently, this proposed sale transaction also fell through. Since then, our Managing Trustee resumed marketing the Swiber Chateau for sale and has entered into a memorandum of agreement to sell the barge. As a result, we recorded an additional impairment loss of $2,024,000 during the three months ended September 30, 2017. The net carrying value of such asset held for sale of $2,976,000 represents the estimated fair value of the Swiber Chateau of $3,100,000 less cost to sell. As of September 30, 2017, the estimated fair value of the Swiber Chateau and cost to sell were based on inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3.

	Carrying Value at	Fair Value at Impairment Date			Impairment Loss for the
	September 30, 2017	Level 1	Level 2	Level 3	Nine Months Ended September 30, 2017
Leased equipment at cost	$17,816,734	$—	$—	$18,000,000	$14,661,525

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
September 30, 2017
(unaudited)

Since July 2017, Pacific Crest has failed to make its monthly charter payments and our Managing Trustee was advised in July 2017 that Pacific Crest is engaged in discussions with its lenders regarding a potential restructuring of its outstanding debt obligations. As a result, we performed an impairment test on the vessel. Based on such test, we recorded an impairment loss of $14,661,525 during the three months ended June 30, 2017. As of June 30, 2017, the estimated fair market value of the offshore supply vessel was based on a third-party valuation using a market approach. The estimated fair market value was based on inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3.

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

The estimated fair value of our fixed-rate notes receivable approximates the net carrying value of $10,502,939 after recording a credit loss during the three months ended September 30, 2017. The estimated fair value of our fixed-rate non-recourse long-term debt and seller’s credits was based on the discounted value of future cash flows related to the debt and seller’s credits based on a discount rate derived from the margin at inception, adjusted for material changes in risk, plus the applicable fixed rate based on the current interest rate curve. The fair value of the principal outstanding on fixed-rate non-recourse long-term debt and the seller’s credits was derived using discount rates ranging between 5.5% and 9.2% as of September 30, 2017.

	September 30, 2017
	Carrying Value	Fair Value (Level 3)
Principal outstanding on fixed-rate non-recourse long-term debt	$35,130,800	$34,815,000

Seller's credits	$8,607,307	$9,081,616

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

In connection with certain debt obligations, we are required to maintain restricted cash accounts with certain banks. At September 30, 2017, we had restricted cash of $3,342,613.

(12)    Subsequent Event

On October 3, 2017, Murray Energy Corporation and certain of its affiliates (collectively, “Murray”) purchased equipment from a joint venture owned 55.817% by us pursuant to the terms of the lease for $1,949,583. As a result, a gain on sale of assets of $201,680 was recognized by the joint venture. Pursuant to a remarketing agreement with a third party, the joint venture paid a remarketing fee of $100,841 as part of the transaction.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2016:

Marine Vessels

During 2016, Swiber Offshore and Swiber Holdings defaulted on their respective obligations under the charter and the guaranty, respectively. The charter with Swiber Offshore expired on March 23, 2017. Pursuant to the purchase and charter agreement, upon expiration of the charter, the joint venture’s obligation to pay to Swiber principal and interest outstanding under the payable of $5,131,250 was extinguished as a result of the continuing defaults under the transaction documents by the Swiber Group. The gain on extinguishment of the seller’s credit and the related interest payable of $5,131,250 was allocated entirely to us during the three months ended March 31, 2017 due to our Preferred Equity Interest. Based on a negotiated purchase price, we further wrote down the barge by $900,000 during the three months ended March 31, 2017 to its estimated fair value less cost to sell. Subsequently, this proposed sale transaction fell through. We resumed marketing the Swiber Chateau for sale and were in negotiations with another potential purchaser. Based on such negotiations, our Managing Trustee determined to record an additional impairment loss of $1,700,000 during the three months ended June 30, 2017. Subsequently, this proposed sale transaction also fell through. Since then, our Managing Trustee resumed marketing the Swiber Chateau for sale and has entered into a memorandum of agreement to sell the barge. As a result, we recorded an additional impairment loss of $2,024,000 during the 2017 Quarter based on the estimated fair value less cost to sell.
On June 12, 2014, a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen, purchased an offshore supply vessel from Pacific Crest for $40,000,000. Simultaneously, the vessel was bareboat chartered to Pacific Crest for ten years. The vessel was acquired for approximately $12,000,000 in cash, $26,000,000 of financing through a senior secured loan from DVB and $2,000,000 of financing through a subordinated, non-interest-bearing seller’s credit. Since July 2017, Pacific Crest has failed to make its monthly charter payments and our Managing Trustee was advised in July 2017 that Pacific Crest is engaged in discussions with its lenders regarding a potential restructuring of its outstanding debt obligations. As a result, we performed an impairment test on the vessel. Based on such test, we recorded an impairment loss of $14,661,525 during the three months ended June 30, 2017. During the 2017 Quarter, we ceased recognizing rental income on the lease.
Mining Equipment
On July 21, 2017, Blackhawk satisfied its remaining lease obligations by making a prepayment of $7,753,666. As a result, we recognized finance income of $353,373. We used a portion of the proceeds from the prepayment to satisfy our remaining non-recourse long-term debt obligations to People’s Capital of $1,204,661.
Notes Receivable
As of December 31, 2016, our net investment in note receivable and accrued interest related to TMA totaled $21,002,939 and $5,720,333, respectively. Based on, among other things, TMA’s payment history and estimated collateral value as of December 31, 2016, our Managing Trustee believed that it was likely that all outstanding principal and accrued interest under the ICON Loan would be collectible and as a result, we continued to account for our net investment in note receivable related to TMA on an accrual basis as of December 31, 2016 despite a portion of the outstanding balance being over 90 days past due. Our Managing Trustee continues to assess the collectability of the note receivable at each reporting date. During the three months ended June 30, 2017, our Managing Trustee believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Managing Trustee met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we have a second priority security interest, our Managing Trustee determined to record a credit loss of $10,500,000 during the three months ended September 30, 2017. As of September 30, 2017, our net investment in note receivable related to TMA was $16,890,944. In addition, we have an accrued interest receivable related to TMA of $6,388,005, which has been fully reserved, resulting in a net carrying value of $0.
Subsequent Event

On October 3, 2017, Murray purchased equipment from a joint venture owned 55.817% by us pursuant to the terms of the lease for $1,949,583. As a result, a gain on sale of assets of $201,680 was recognized by the joint venture. Pursuant to a remarketing agreement with a third party, the joint venture paid a remarketing fee of $100,841 as part of the transaction.

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

Results of Operations for the Three Months Ended September 30, 2017 (the “2017 Quarter”) and 2016 (the “2016 Quarter”)

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

Financing Transactions
The following tables set forth the types of assets securing the financing transactions in our portfolio:

	September 30, 2017		December 31, 2016
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Tanker vessels	$34,538,774	67%	$35,597,469	53%
Platform supply vessels	16,890,944	33%	21,002,939	31%
Mining equipment	—	—	10,273,851	16%
	$51,429,718	100%	$66,874,259	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During the 2017 Quarter and the 2016 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2017 Quarter	2016 Quarter
Foreguard Shipping I Global Ships Ltd.	Tanker vessels	63%	29%
Blackhawk Mining, LLC	Mining equipment	37%	16%
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	—	29%
Premier Trailer Leasing, Inc.	Trailers	—	18%
		100%	92%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

As of December 31, 2016, our net investment in note receivable and accrued interest related to TMA totaled $21,002,939 and $5,720,333, respectively. Based on, among other things, TMA’s payment history and estimated collateral value as of December 31, 2016, our Managing Trustee believed that it was likely that all outstanding principal and accrued interest under the ICON Loan would be collectible and as a result, we continued to account for our net investment in note receivable related to TMA on an accrual basis as of December 31, 2016 despite a portion of the outstanding balance being over 90 days past due. Our Managing Trustee continues to assess the collectability of the note receivable at each reporting date. During the three months ended June 30, 2017, our Managing Trustee believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Managing Trustee met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we have a second priority security interest, we recorded a credit loss of $10,500,000 during the 2017 Quarter. As of September 30, 2017, our net investment in note receivable related to TMA was $16,890,944. In addition, we have an accrued interest receivable related to TMA of $6,388,005, which has been fully reserved, resulting in a net carrying value of $0. For the 2017 Quarter and the 2016 Quarter, we recognized finance income of $0 and $730,624, respectively, of which no amount was recognized on a cash basis.

Operating Lease Transactions
The following tables set forth the types of equipment subject to operating leases and charters in our portfolio:

	September 30, 2017		December 31, 2016
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Offshore oil field services equipment	$20,792,734	92%	$41,518,994	93%
Mining equipment	1,739,919	8%	3,042,302	7%
	$22,532,653	100%	$44,561,296	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost and asset held for sale as of each reporting date.

During the 2017 Quarter and the 2016 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2017 Quarter	2016 Quarter
Murray Energy Corporation	Mining equipment	80%	32%
Pacific Crest Pte. Ltd.	Offshore oil field services equipment	20%	68%
		100%	100%

Impaired Leased Assets within Operating Lease Transactions

Swiber Offshore failed to make its monthly charter payments to the joint venture from July 2016 through the expiration of the charter in March 2017. On July 29, 2016, Swiber Holdings submitted an application for court-supervised judicial management in Singapore. On November 28, 2016, Swiber Offshore filed an application for voluntary winding up and liquidation in Singapore. During 2017, we repossessed the Swiber Chateau. As a result of (i) Swiber Offshore’s and Swiber Holdings’ default on their respective obligations under the charter and the guaranty, respectively, (ii) Swiber Offshore and Swiber Holdings being subject to voluntary winding up and judicial management proceedings, respectively, (iii) a decrease in the fair market value of the Swiber Chateau and (iv) the barge being classified as asset held for sale since December 31, 2016, our Managing Trustee assessed for impairment and recorded additional impairment losses on a quarterly basis since the three months ended June 30, 2016. During the 2016 Quarter, our Managing Trustee recorded an additional impairment loss of $3,105,000 based on a third-party appraised fair market value. Such additional impairment loss was allocated entirely to Swiber due to our Preferred Equity Interest. During the 2017 Quarter, our Managing Trustee resumed marketing the Swiber Chateau for sale and has entered into a memorandum of agreement to sell the barge. As a result, we recorded an additional impairment loss of $2,024,000 during the 2017 Quarter based on the estimated fair value less cost to sell. Such additional impairment loss was allocated entirely to us as the balance of the noncontrolling interest in the joint venture had been reduced to zero. Our Managing Trustee has recorded an aggregate impairment loss of $20,117,643 related to the Swiber Chateau, of which an aggregate of $8,706,972 was allocated to Swiber due to our Preferred Equity Interest. During the 2017 Quarter and the 2016 Quarter, we did not recognize any rental income related to the Swiber Chateau.

Since July 2017, Pacific Crest has failed to make its monthly charter payments and our Managing Trustee was advised in July 2017 that Pacific Crest is engaged in discussions with its lenders regarding a potential restructuring of its outstanding debt obligations. As a result, we performed an impairment test on the vessel during the three months ended June 30, 2017. Based on such test, we recorded an impairment loss of $14,661,525 during the three months ended June 30, 2017. As of September 30, 2017 and December 31, 2016, the net carrying value of the vessel was $17,816,734 and $33,918,994, respectively. During the 2017 Quarter, we ceased recognizing rental income on the lease. During the 2017 Quarter and the 2016 Quarter, we recognized rental income of $137,958 and $1,164,394, respectively. The rental income recognized during the 2017 Quarter was related to the recognition of previously recorded deferred revenue.

Revenue and other income for the 2017 Quarter and the 2016 Quarter is summarized as follows:

	Three Months Ended September 30,
	2017	2016	Change
Finance income	$1,127,024	$2,416,693	$(1,289,669)
Rental income	679,472	1,705,906	(1,026,434)
Time charter revenue	—	927,186	(927,186)
Loss from investment in joint ventures	—	(4,173)	4,173
Gain on sale of vessels	—	303,943	(303,943)
Other income	—	117,288	(117,288)
Total revenue and other income	$1,806,496	$5,466,843	$(3,660,347)

Total revenue and other income for the 2017 Quarter decreased $3,660,347, or 67.0%, as compared to the 2016 Quarter. The decrease was primarily due to decreases in (i) finance income primarily due to our note receivable related to TMA being placed on non-accrual status commencing in April 2017 and prepayments on two notes receivable during and subsequent to the 2016 Quarter, (ii) rental income due to no income recognition related to Pacific Crest as collectability of remaining charter payments has been in doubt since July 2017, (iii) time charter revenue due to the sale of the Aegean

Express and the Cebu Trader in September 2016 and (iv) the gain on sale of vessels recorded as a result of the sale of the Aegean Express and the Cebu Trader during the 2016 Quarter.

Expenses for the 2017 Quarter and the 2016 Quarter are summarized as follows:

	Three Months Ended September 30,
	2017	2016	Change
Management fees	$44,029	$117,369	$(73,340)
Administrative expense reimbursements	210,785	225,055	(14,270)
General and administrative	346,235	521,069	(174,834)
Interest	687,826	792,256	(104,430)
Depreciation	617,394	1,063,132	(445,738)
Vessel operating	143,735	1,384,102	(1,240,367)
Credit loss	10,500,000	—	10,500,000
Impairment loss	2,024,000	3,105,000	(1,081,000)
Total expenses	$14,574,004	$7,207,983	$7,366,021

Total expenses for the 2017 Quarter increased $7,366,021, or 102.2%, as compared to the 2016 Quarter. The increase was due to the credit loss of $10,500,000 recorded during the 2017 Quarter related to TMA with no comparable credit loss recorded during the 2016 Quarter. This increase was partially offset by decreases in (i) vessel operating expenses due to lower expenses incurred during the 2017 Quarter associated with the Swiber Chateau as compared to higher expenses incurred during the 2016 Quarter associated with the Aegean Express and the Cebu Trader, (ii) impairment loss recorded during the 2017 Quarter related to the Swiber Chateau, (iii) depreciation due to the lower depreciable base related to Pacific Crest subsequent to the impairment loss recorded during the three months ended June 30, 2017 and (iv) general and administrative expense due to lower professional fees incurred as part of our management's cost savings effort and the reimbursement of insurance premiums from a lessee, partially offset by the remarketing fee related to Murray that we recorded in the 2017 Quarter.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests changed by $2,982,138, from a net loss of $2,821,929 in the 2016 Quarter to net income of $160,209 in the 2017 Quarter. The change was primarily due to the allocation of the entire impairment loss associated with the Swiber Chateau to the noncontrolling interest holder during the 2016 Quarter with no such allocation of impairment loss during the 2017 Quarter.

Net (Loss) Income Attributable to Fund Twelve Liquidating Trust
As a result of the foregoing factors, net (loss) income attributable to us for the 2017 Quarter and the 2016 Quarter was $(12,927,717) and $1,080,789, respectively. Net (loss) income attributable to us per weighted average additional Interest outstanding for the 2017 Quarter and the 2016 Quarter was $(36.74) and $3.07, respectively.

Results of Operations for the Nine Months Ended September 30, 2017 (the “2017 Period”) and 2016 (the “2016 Period”)

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

Financing Transactions

During the 2017 Period and the 2016 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2017 Period	2016 Period
Foreguard Shipping I Global Ships Ltd.	Tanker vessels	55%	26%
Blackhawk Mining, LLC	Mining equipment	28%	16%
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	17%	26%
D&T Holdings, LLC	Transportation	—	17%
Premier Trailer Leasing, Inc.	Trailers	—	11%
		100%	96%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

As of December 31, 2016, our net investment in note receivable and accrued interest related to TMA totaled $21,002,939 and $5,720,333, respectively. Based on, among other things, TMA’s payment history and estimated collateral value as of December 31, 2016, our Managing Trustee believed that it was likely that all outstanding principal and accrued interest under the ICON Loan would be collectible and as a result, we continued to account for our net investment in note receivable related to TMA on an accrual basis as of December 31, 2016 despite a portion of the outstanding balance being over 90 days past due. Our Managing Trustee continues to assess the collectability of the note receivable at each reporting date. During the three months ended June 30, 2017, our Managing Trustee believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Managing Trustee met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we have a second priority security interest, we recorded a credit loss of $10,500,000 during the 2017 Period. As of September 30, 2017, our net investment in note receivable related to TMA was $16,890,944. In addition, we have an accrued interest receivable related to TMA of $6,388,005, which has been fully reserved, resulting in a net carrying value of $0. For the 2017 Period and the 2016 Period, we recognized finance income of $667,672 and $2,246,664, respectively, of which no amount was recognized on a cash basis.

Operating Lease Transactions

During the 2017 Period and the 2016 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2017 Period	2016 Period
Pacific Crest Pte. Ltd.	Offshore oil field services equipment	60%	40%
Murray Energy Corporation	Mining equipment	40%	18%
Swiber Holdings Limited	Offshore oil field services equipment	—	42%
		100%	100%

Impaired Leased Assets within Operating Lease Transactions

Swiber Offshore failed to make its monthly charter payments to the joint venture from July 2016 through the expiration of the charter in March 2017. On July 29, 2016, Swiber Holdings submitted an application for court-supervised judicial management in Singapore. On November 28, 2016, Swiber Offshore filed an application for voluntary winding up and liquidation in Singapore. During 2017, we repossessed the Swiber Chateau. As a result of (i) Swiber Offshore’s and Swiber Holdings’ default on their respective obligations under the charter and the guaranty, respectively, (ii) Swiber Offshore and Swiber Holdings being subject to voluntary winding up and judicial management proceedings, respectively, (iii) a decrease in the fair market value of the Swiber Chateau and (iv) the barge being classified as asset held for sale since December 31, 2016, our Managing Trustee assessed for impairment and recorded additional impairment losses on a quarterly basis since the three months ended June 30, 2016. During the 2016 Period, our Managing Trustee recorded an impairment loss of $8,323,643 based on third-party appraised fair market values. Such impairment loss was allocated entirely to Swiber due to our Preferred Equity Interest. During the 2017 Period, our Managing Trustee recorded an additional impairment loss of $4,624,000 based on negotiated purchase prices with potential third-party purchasers, including the proposed purchase price set forth in the memorandum of agreement that we entered into in November 2017 to sell the barge. Such additional impairment loss was allocated entirely to us as the balance of the noncontrolling interest in the joint venture had been reduced to zero. Our Managing Trustee has recorded an aggregate impairment loss related to the Swiber Chateau of $20,117,643, of which an aggregate of $8,706,972 was allocated to Swiber due to our Preferred Equity Interest. During the 2017 Period and the 2016 Period, we recognized rental income of $0 and $3,652,500, respectively.

Since July 2017, Pacific Crest has failed to make its monthly charter payments and our Managing Trustee was advised in July 2017 that Pacific Crest is engaged in discussions with its lenders regarding a potential restructuring of its outstanding debt obligations. As a result, we performed an impairment test on the vessel during the three months ended June 30, 2017. Based on such test, we recorded an impairment loss of $14,661,525 during the three months ended June 30, 2017. During the 2017 Quarter, we ceased recognizing rental income on the lease. During the 2017 Period and the 2016 Period, we recognized rental income of $2,466,746 and $3,493,181, respectively. The rental income recognized during the 2017 Quarter was related to the recognition of previously recorded deferred revenue.

 Revenue and other income for the 2017 Period and the 2016 Period is summarized as follows:

	Nine Months Ended September 30,
	2017	2016	Change
Finance income	$3,901,482	$8,531,589	$(4,630,107)
Rental income	4,091,287	8,770,221	(4,678,934)
Time charter revenue	—	2,960,443	(2,960,443)
Loss from investment in joint ventures	(6,071)	(1,922,968)	1,916,897
Gain on sale of investment in joint venture	—	2,012,669	(2,012,669)
Gain on sale of vessels	—	303,943	(303,943)
Gain on extinguishment of seller's credit and interest payable	5,131,250	—	5,131,250
Other income	—	117,288	(117,288)
Total revenue and other income	$13,117,948	$20,773,185	$(7,655,237)

Total revenue and other income for the 2017 Period decreased $7,655,237, or 36.9%, as compared to the 2016 Period. The decrease was primarily due to decreases in (i) rental income due to no income recognition related to the Swiber Chateau and Pacific Crest as collectability of remaining charter payments has been in doubt since July 2016 and July 2017, respectively, (ii) finance income primarily due to our note receivable related to TMA being placed on non-accrual status commencing in April 2017 and prepayments on a finance lease and two notes receivable during and subsequent to the 2016 Period, (iii) time charter revenue due to the sale of the Aegean Express and the Cebu Trader in September 2016 and (iv) gain on sale of investment in joint venture as a result of the sale of our interests in ICON AET during the 2016 Period. The decrease was partially offset by an increase in gain on extinguishment of seller's credit and interest payable associated with the Swiber Chateau in the 2017 Period with no comparable gain recorded in the 2016 Period, and a decrease in loss from investment in joint ventures primarily due to no credit losses recorded by our joint ventures related to JAC during the 2017 Period as compared to the 2016 Period.

Expenses for the 2017 Period and the 2016 Period are summarized as follows:

	Nine Months Ended September 30,
	2017	2016	Change
Management fees	$192,112	$809,578	$(617,466)
Administrative expense reimbursements	660,757	843,590	(182,833)
General and administrative	1,188,799	1,864,053	(675,254)
Interest	2,172,196	2,516,884	(344,688)
Depreciation	2,743,118	4,803,018	(2,059,900)
Vessel operating	348,311	3,248,348	(2,900,037)
Credit loss	10,500,000	—	10,500,000
Impairment loss	19,285,525	8,323,643	10,961,882
Litigation settlement expense	—	1,209,000	(1,209,000)
Total expenses	$37,090,818	$23,618,114	$13,472,704

Total expenses for the 2017 Period increased $13,472,704, or 57.0%, as compared to the 2016 Period. The increase was primarily due to the (i) impairment loss of $14,661,525 recorded during the 2017 Period related to the vessel on charter to Pacific Crest with no comparable impairment loss recorded during the 2016 Period, partially offset by a decrease in the impairment loss recorded during the 2017 Period related to the Swiber Chateau and (ii) credit loss of $10,500,000 recorded during the 2017 Period related to TMA with no comparable credit loss recorded during the 2016 Period. This increase was partially offset by (i) lower vessel operating expenses incurred during the 2017 Period associated with the Swiber Chateau as compared to higher expenses incurred during the 2016 Period associated with the Aegean Express and the Cebu Trader, (ii) lower depreciation recorded related to the Swiber Chateau, the Aegean Express and the Cebu Trader as such vessels were either no longer in operation or sold in 2016 resulting in no further depreciation being recorded on such vessels during the 2017 Period and a lower depreciable base related to Pacific Crest subsequent to the impairment loss recorded during the three months ended June 30, 2017, (iii) the litigation settlement expense related to ICON EAR, LLC ("EAR") that was recorded in the 2016 Period with no comparable expense recorded in the 2017 Period, (iv) a decrease in general and administrative expense primarily due to lower professional fees incurred as part of our management's cost savings effort, lower legal fees as a result of the settlement of the EAR litigation matter in July 2016 and the reimbursement of insurance premiums from a lessee during the 2017 Period, partially offset by the remarketing fee related to Murray that we recorded in the 2017 Period and (v) a decrease in management fees primarily due to the sale or prepayment of certain investments during 2016.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests decreased $2,759,893, from $5,656,386 in the 2016 Period to $2,896,493 in the 2017 Period. The decrease was primarily due to the allocation of the entire impairment loss associated with the Swiber Chateau to the noncontrolling interest holder during the 2016 Period with no such allocation of impairment loss during the 2017 Period. The decrease was partially offset by the allocation of the impairment loss associated with the vessel on charter to Pacific Crest during the 2017 Period with no comparable allocation of impairment loss during the 2016 Period.

Net (Loss) Income Attributable to Fund Twelve Liquidating Trust

 As a result of the foregoing factors, net (loss) income attributable to us for the 2017 Period and the 2016 Period was $(21,076,377) and $2,811,457, respectively. Net (loss) income attributable to us per weighted average additional Interest outstanding for the 2017 Period and the 2016 Period was $(59.90) and $7.99, respectively.

Financial Condition
This section discusses the major balance sheet variances at September 30, 2017 compared to December 31, 2016.

Total Assets
Total assets decreased $45,062,800, from $131,086,803 at December 31, 2016 to $86,024,003 at September 30, 2017. The decrease was primarily due to the (i) impairment and credit losses recorded during the 2017 Period, (ii) depreciation recorded during the 2017 Period, (iii) use of cash to pay distributions to our beneficial owners and noncontrolling interests and (iv) use of cash to repay a portion of our non-recourse long-term debt. These decreases were partially offset by revenue generated from certain of our investments during the 2017 Period.

Current Assets
Current assets decreased $14,659,255, from $29,451,667 at December 31, 2016 to $14,792,412 at September 30, 2017. The decrease was primarily a result of the (i) $10,500,000 credit loss recorded during the 2017 Period against the accrued interest receivable and the current portion of the net investment in notes receivable related to TMA and (ii) the use of existing cash and cash generated from our investments during the 2017 Period to pay distributions to our beneficial owners and noncontrolling interests and to repay a portion of our non-recourse long-term debt.

Total Liabilities
Total liabilities decreased $11,857,582, from $56,206,142 at December 31, 2016 to $44,348,560 at September 30, 2017. The decrease was primarily due to the (i) repayment of a portion of our non-recourse long-term debt during the 2017 Period and (ii) extinguishment of the seller's credit and the related interest payable due from our consolidated joint venture to Swiber during the 2017 Period as a result of continuing defaults by the Swiber Group.

Current Liabilities
Current liabilities decreased $8,428,989, from $29,187,558 at December 31, 2016 to $20,758,569 at September 30, 2017. The decrease was primarily due to the (i) extinguishment of the seller's credit and the related interest payable due from our consolidated joint venture to Swiber during the 2017 Period as a result of continuing defaults by the Swiber Group, (ii) prepayment of our non-recourse long-term debt to People’s Capital as a result of the prepayment by Blackhawk and (iii) payment of certain accrued liabilities during the 2017 Period.

Equity
Equity decreased $33,205,218, from $74,880,661 at December 31, 2016 to $41,675,443 at September 30, 2017. The decrease was primarily due to our net loss during the 2017 Period and distributions paid to our beneficial owners and noncontrolling interests.

Liquidity and Capital Resources

Summary
At September 30, 2017 and December 31, 2016, we had cash and cash equivalents of $8,695,593 and $10,255,053, respectively. Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of September 30, 2017, the cash reserve was $1,738,435 and is included in our balance as of September 30, 2017. During our liquidation period, which commenced on May 1, 2014, we expect our main sources of cash will be from the collection of income and principal on our notes receivable and finance leases, rental receipts generated from our operating leases and proceeds from the sale of assets held directly by us or indirectly by our joint ventures and our main use of cash will be for distributions to our beneficial owners and noncontrolling interests. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we meet our debt obligations, pay distributions to our beneficial owners and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Cash Flows

Operating Activities
Cash provided by operating activities decreased $1,651,014, from $16,018,415 in the 2016 Period to $14,367,401 in the 2017 Period.  The decrease was primarily due to a decrease in the collection of finance leases, rental income and finance income due to the decrease in the number of investments in our investment portfolio during our liquidation period.

Investing Activities
Cash flows from investing activities changed by $28,169,617, from a source of cash of $28,163,546 in the 2016 Period to a use of cash of $6,071 in the 2017 Period. The change was primarily due to proceeds received from (i) the sale of our interests in ICON AET, (ii) the prepayment of a note receivable and (iii) the sale of the Aegean Express and the Cebu Trader, each during the 2016 Period with no comparable proceeds received in the 2017 Period.

Financing Activities
Cash used in financing activities decreased $18,854,620, from $34,775,410 in the 2016 Period to $15,920,790 in the 2017 Period.  The decrease was primarily due to a decrease in distributions to our beneficial owners and noncontrolling interests during the 2017 Period as compared to the 2016 Period, partially offset by an increase in the repayment of our non-recourse long-term debt during the 2017 Period as compared to the 2016 Period.

Financings and Borrowings
Non-Recourse Long-Term Debt
We had non-recourse long-term debt obligations at September 30, 2017 and December 31, 2016 of $34,772,684 and $41,361,582, respectively. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the lessee was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of September 30, 2017 and December 31, 2016, the total carrying value of assets subject to non-recourse long-term debt was $52,355,508 and $79,790,314, respectively.

On October 20, 2016, we were notified of an event of default on the senior debt associated with two tanker vessels currently on charter to an affiliate of Foreguard Shipping as a result of a change of control of the bareboat charter guarantor, an affiliate of Foreguard Shipping. The lender has reserved, but not exercised, its rights under the loan agreement. As a result of such default, we classified the entire outstanding balance of the debt of $16,815,000 and $18,465,000 to current liabilities as of September 30, 2017 and December 31, 2016, respectively.

On July 21, 2017, a portion of the proceeds from the prepayment made by Blackhawk was used to satisfy our remaining non-recourse long-term debt obligations to People’s Capital of $1,204,661.

At September 30, 2017, we were in compliance with all covenants related to our non-recourse long-term debt, except as disclosed above.

Distributions
We, at our Managing Trustee’s discretion, paid monthly distributions to each of our beneficial owners beginning with the first month after each such beneficial owner’s admission to the LLC through the end of our operating period, which was April 30, 2014. Distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments. We paid distributions of $50,507, $5,000,220 and $4,181,621 to our Managing Trustee, additional beneficial owners and noncontrolling interests, respectively, during the 2017 Period.

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

In connection with certain debt obligations, we are required to maintain restricted cash accounts with certain banks. At September 30, 2017, we had restricted cash of $3,342,613.

Off-Balance Sheet Transactions
None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2017, our Managing Trustee carried out an evaluation, under the supervision and with the participation of the management of our Managing Trustee, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Trustee’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Trustee’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Interests during the three months ended September 30, 2017.

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

November 14, 2017

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)
By: /s/ Christine H. Yap
Christine H. Yap
Managing Director (Principal Financial and Accounting Officer)