Form 10-K
period 2017-12-31
ICON LEASING FUND TWELVE, LLC
filed 2018-03-30
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2017
or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-53189

ICON Leasing Fund Twelve Liquidating Trust
(Exact name of registrant as specified in its charter)

Delaware	81-7012783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*

Yes ☑	No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of outstanding beneficial interests of the registrant on March 27, 2018 is 348,335.

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

Item 1. Business
Our History
ICON Leasing Fund Twelve Liquidating Trust (the “Liquidating Trust”), a Delaware statutory trust, was transferred all of the assets and liabilities of ICON Leasing Fund Twelve, LLC (the “LLC” or “Fund Twelve”), a Delaware limited liability company, as of December 31, 2016. When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” or similar terms refer to (i) the LLC and its consolidated subsidiaries for all periods prior to the transfer of the assets and liabilities of the LLC to the Liquidating Trust and (ii) the Liquidating Trust and its consolidated subsidiaries as of December 31, 2016 and thereafter. The terms “LLC” and “Liquidating Trust” are interchangeable, as the context so requires, when used in this Annual Report on Form 10-K.

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

The Liquidating Trust is governed by a Liquidating Trust Agreement (the “Trust Agreement”) that appointed our Manager as Managing Trustee of the Liquidating Trust. Prior to the transfer of the assets and liabilities of the LLC to the Liquidating Trust, the LLC’s assets included investments in ICON Radiance, LLC, ICON Siva, LLC, ICON Victorious, LLC, ICON Mauritius MI, LLC, ICON Mauritius MI II, LLC, ICON Blackhawk, LLC, ICON Murray VII, LLC and a subordinated term loan to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”). These investments, as well as all other assets and liabilities of the LLC, were transferred to the Liquidating Trust from the LLC on December 31, 2016 in order to reduce expenses and to maximize potential distributions to beneficial owners of the Liquidating Trust.  On December 31, 2016, all Shares (as defined below) were exchanged for an equal number of beneficial interests (the “Interests”) in the Liquidating Trust.

Our Managing Trustee manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions. Additionally, our Managing Trustee has a 1% interest in our profits, losses, distributions and liquidation proceeds.

Our offering period commenced on May 7, 2007 and ended on April 30, 2009. We offered shares of limited liability company interests (“Shares”) on a “best efforts” basis with the intention of raising up to $410,800,000 of capital. Our initial closing date was May 25, 2007 (the “Commencement of Operations”), the date on which we raised $1,200,000, the minimum offering amount. Through the end of our offering period on April 30, 2009, we sold 348,826 Shares, representing $347,686,947 of capital contributions and admitted 6,503 additional members.  In addition, pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of December 31, 2017, the cash reserve was $1,738,435. Through December 31, 2017, we repurchased 491 Shares pursuant to our repurchase plan.  Beginning with the Commencement of Operations through April 30, 2009, we paid $26,995,024 of sales commissions to third parties, $5,488,440 of organizational and offering expenses to our Managing Trustee and $6,748,756 of dealer-manager fees to CION Securities, LLC, our dealer-manager in the offering and an affiliate of our Managing Trustee.

Our operating period commenced on May 1, 2009 and ended on April 30, 2014. Our liquidation period commenced on May 1, 2014, during which we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business.

On May 30, 2017, our Managing Trustee retained ABN AMRO Securities (USA) LLC (“ABN AMRO Securities”) as its financial advisor to assist our Managing Trustee and us in identifying, evaluating and executing a potential sale of certain shipping and offshore energy assets currently included within our investment portfolio. We, however, cannot assure that the identification or evaluation to be performed will result in any specific sale transaction or series of transactions.

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

(2)
Operating Period: After the close of the offering period, we reinvested the cash generated from our investments to the extent that cash was not needed for our expenses, reserves and distributions to beneficial owners. Our operating period ended on April 30, 2014.

(3)
Liquidation Period:  On May 1, 2014, we commenced our liquidation period, during which we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business. On December 31, 2016, the LLC transferred all of its assets and liabilities to the Liquidating Trust.

At December 31, 2017 and 2016, we had total assets of $72,721,157 and $131,086,803, respectively.  For the year ended December 31, 2017, we had four lessees that accounted for 92.3% of our total rental and finance income of $8,698,870. Net loss attributable to us for the year ended December 31, 2017 was $30,364,456.  For the year ended December 31, 2016, we had five lessees that accounted for 78.3% of our total rental and finance income of $20,920,499.  Net loss attributable to us for the year ended December 31, 2016 was $3,689,159. Our time charter revenue for the year ended December 31, 2016 was solely generated from two vessels that we operated and leased on a time charter basis.

At December 31, 2017, our portfolio, which we hold either directly or through joint ventures, consisted of the following investments:

Marine Vessels

•
A 75% ownership interest in two LPG tanker vessels, the EPIC Bali and the EPIC Borneo (f/k/a the SIVA Coral and the SIVA Pearl, respectively) (collectively, the “EPIC Vessels”), which were subject to eight-year bareboat charters that were scheduled to expire in March 2022 and April 2022, respectively. The EPIC Vessels were sold to an affiliate of Foreguard Shipping I Global Ships Ltd. (f/k/a Siva Global Ships Limited) (“Foreguard Shipping”) in February 2018.

•	A 75% ownership interest in an offshore supply vessel, the Crest Olympus, which is subject to a 10-year bareboat charter that expires in June 2024.

Note Receivable

•	A subordinated term loan to TMA secured by, among other things, a first priority security interest in and earnings from platform supply vessels, which matures in August 2019.
For a discussion of the significant transactions that we engaged in during the years ended December 31, 2017 and 2016, please refer to “Item 7. Managing Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information
We engaged in one business segment, the business of purchasing equipment and leasing it to third parties, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.

Competition
The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. When we made our investments we competed, and as we seek to liquidate our portfolio we compete, with a variety of competitors including other equipment leasing and finance funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Such competitors may have been and/or may be in a position to offer equipment to prospective customers on financial terms that were or are more favorable than those that we could have offered or that we can currently offer in liquidating our portfolio, which may have affected our ability to make our investments and may affect our ability to liquidate our portfolio, in each case, in a manner that would enable us to achieve our investment objectives. In addition, increased competition in the equipment financing business caused us to encounter significant challenges. Specifically, we suffered from increasing competition over the last few years from larger alternative lenders that had not historically competed with us for investment opportunities.

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

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Overview

Number of Beneficial Owners as of
Title of Class	March 27, 2018
Managing Trustee (as a beneficial owner)	1
Additional beneficial owners	8,698

We, at our Managing Trustee's discretion, paid monthly distributions to each of our beneficial owners beginning the first month after each such beneficial owner was admitted to the LLC through the end of our operating period, which was on April 30, 2014. During our liquidation period, we have paid and will continue to pay distributions in accordance with the terms of our Trust Agreement. We expect that distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments. We paid distributions to our additional beneficial owners totaling $6,000,175 and $33,391,113 for the years ended December 31, 2017 and 2016, respectively. Additionally, we paid our Managing Trustee distributions of $60,608 and $337,284 for the years ended December 31, 2017 and 2016, respectively.

Our Interests are not publicly traded and there is no established public trading market for our Interests. Given that it is unlikely that any such market will develop, our Interests are generally considered illiquid. Even if an additional beneficial owner is able to sell our Interests, the price received may be less than our estimated value (“Estimated Value”) per Interest indicated below.

Our Estimated Value per Interest as of December 31, 2017 (the “Valuation Date”) has been determined to be $85.80 per Interest. The Estimated Value per Interest is based upon the estimated fair value of our assets less the estimated fair value of our liabilities as of the Valuation Date, divided by the total number of our Interests outstanding as of the Valuation Date. To the extent an investment is owned by a joint venture, we only include our share of assets and liabilities based on our ownership percentage in such joint venture.* The information used to generate the Estimated Value per Interest, including, but not limited to, market information, investment and asset-level data and other information provided by third parties, was the most recent information practically available as of the Valuation Date. This Estimated Value per Interest is provided to assist (i) plan fiduciaries in fulfilling their annual valuation obligations as required by The Employee Retirement Income Security Act of 1974, as amended ("ERISA") and (ii) broker-dealers that participated in our offering of Interests in meeting their customer account statement reporting obligations as required by the Financial Industry Regulatory Authority, Inc. (“FINRA”).

The Estimated Value per Interest was calculated by our Managing Trustee primarily based on the fair values provided by Duff & Phelps, LLC ("Duff & Phelps") and an additional shipping valuation firm (together, the "Valuation Firms"), both third-party independent valuation and consulting firms engaged by our Managing Trustee to provide material assistance related to the valuation of certain of our assets and liabilities, as further described below. The engagement of the Valuation Firms was approved by our Managing Trustee. Our Managing Trustee engaged Duff & Phelps to provide valuations for certain investments included in our portfolio. The additional shipping valuation firm was engaged by our Managing Trustee to provide a valuation for a specific marine vessel underlying an investment in our portfolio due to its familiarity with such asset. Duff & Phelps is a global valuation and corporate finance advisor with expertise in complex valuation. The shipping valuation firm is a reputable valuation firm in the shipping industry that has been consistently engaged by our Managing Trustee to provide valuations for a specific marine vessel for a period of time.

[*] An investment or a long-term debt obligation described in this Item 5 may not be consolidated and presented on our consolidated balance sheet as of December 31, 2017, but rather included as part of investment in joint ventures on our consolidated balance sheet as of December 31, 2017.

Process and Methodology

Our Managing Trustee established the Estimated Value per Interest as of the Valuation Date primarily based on the fair values of certain of our assets and liabilities provided by the Valuation Firms. In arriving at its fair value, the Valuation Firms utilized valuation methodologies that both our Managing Trustee and the Valuation Firms believe are standard and acceptable in the equipment financing industry for the types of assets and liabilities held by us. The valuations were performed in accordance with standard industry practice and the provisions of NASD Rule 2340 and FINRA Rule 2310. The basis of fair values provided by the Valuation Firms are in accordance with the definition of fair value in Accounting Standards Codification 820. For investments that were subsequently sold or settled after the Valuation Date but before the filing of this report, fair values are estimated by our Managing Trustee to approximate the sale proceeds or settlement amounts, as applicable. For investments that had non-recourse long-term obligations higher than the value of the related assets, the net asset value of the investment was deemed to be zero.

A summary of the methodology used by the Valuation Firms, as well as the assumptions and limitations of their work for us and of our determination of the Estimated Value, are presented below.

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

Sales Comparison

The sales comparison method compares similar assets recently sold in the market and adjust the value for differences in the subject asset and the comparable assets as well as for the current market conditions.

Valuation of Note Receivable

The estimated fair value of our note receivable at the Valuation Date was derived by using the DCF method. Under the DCF method, the discount rate reflects the risks associated with the borrower and the time value of money, and was applied to the projected cash flows associated with the note receivable. The discounted projected cash flows included all unpaid principal, interest, and fee payments for the scheduled term period of the note receivable. An analysis of the borrower was conducted to determine viability of payment and total debt coverage, as well as to ascertain each borrower's risk level, with such considerations reflected in the implied discount rate used in discounting the cash flows.

The discount rates used ranged from 14.0% to 16.0%.

Valuation of Operating Lease

The estimated fair value of our operating lease at the Valuation Date was derived by using the fair values provided by the Valuation Firms. The Valuation Firms utilized one or a combination of the market and income approaches. Projected cash flows used under the DCF method included all lease payments, fees and residual value assumptions for purchase at the end of the lease term. Under the DCF method, the projected cash flows were discounted at the Valuation Date using discount rates reflecting the risks associated with the asset and the time value of money.

The discount rates used ranged from 9.0% to 14.0%.

Valuation of Finance Leases

The estimated fair value of our finance leases at the Valuation Date was estimated by our Managing Trustee to approximate the settlement amount for an investment that was sold after the Valuation Date but before the filing of this report.

Valuation of Long-term Obligations

The estimated fair value at the Valuation Date of one of our long-term obligations was derived by applying the DCF method to the projected cash flows accruing to such obligation, using a discount rate reflecting the risks associated with such obligation and the time value of money. The discounted projected cash flows included all unpaid principal, interest, and fee payments for the scheduled term period of the obligation. An analysis of the borrower was conducted to determine viability of payment, total debt coverage as well as to ascertain the borrower's risk level, with such considerations reflected in the implied discount rate used in discounting the cash flows. The estimated fair value of our other long-term obligation at the Valuation Date was estimated by our Managing Trustee to approximate the carrying value as it was settled after the Valuation Date but before the filing of this report.

The discount rates used ranged from 6.1% to 6.4%.

Cash, Other Assets and Other Liabilities

Cash, other assets and other liabilities (collectively, “Other Net Assets”) include our share of items of tangible or monetary value as of the Valuation Date. The fair values of Other Net Assets as of the Valuation Date were estimated by our Managing Trustee to approximate their carrying values because of their nature or short-term maturities. Excluded from Other Net Assets is our share of deferred financing costs, which our Managing Trustee estimated as having a minimal fair value as of the Valuation Date.

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

The Estimated Value per Interest calculated by our Managing Trustee is based on economic, market and other conditions and the information available to us and the Valuation Firms as of the Valuation Date. The Estimated Value per Interest is expected to fluctuate over time in response to future events, including, but not limited to, changes in market interest rates, changes in economic, market and regulatory conditions, the prospects of the asset sectors in general or in particular, or the special purpose vehicles in which the assets may be held, rental and growth rates, returns on competing investments, changes in administrative expenses and other costs, and the amount of distributions paid on our Interests. The Estimated Value per Interest may also change as a result of changes in the circumstances of the risks associated with each investment.

There is no assurance that the methodologies used to calculate the Estimated Value per Interest would be acceptable to FINRA or in compliance with guidelines promulgated under ERISA with respect to their respective reporting requirements.

Our Managing Trustee is ultimately and solely responsible for the establishment of our Estimated Value per Interest. In arriving at its determination of the Estimated Value per Interest, our Managing Trustee considered all information provided in light of its own familiarity with our assets and liabilities and the estimated fair values recommended by the Valuation Firms.

We currently expect that our next Estimated Value per Interest will be based upon our assets and liabilities as of December 31, 2018 and such value will be included in our Annual Report on Form 10-K for the year ending December 31, 2018. We intend to publish an updated Estimated Value per Interest annually in our subsequent Annual Reports on Form 10-K.

Item 6. Selected Financial Data
Smaller reporting companies are not required to provide the information required by this item.

Item 7. Managing Trustee's Discussion and Analysis of Financial Condition and Results of Operations

Our Managing Trustee’s Discussion and Analysis of Financial Condition and Results of Operations relates to our consolidated financial statements and should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.  Statements made in this section may be considered forward-looking. These statements are not guarantees of future performance and are based on current expectations and assumptions that are subject to risks and uncertainties.  Actual results could differ materially because of these risks and assumptions, including, among other things, factors discussed in “Part I. Forward-Looking Statements” located elsewhere in this Annual Report on Form 10-K.

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

On May 30, 2017, our Managing Trustee retained ABN AMRO Securities as its financial advisor to assist our Managing Trustee and us in identifying, evaluating and executing a potential sale of certain shipping and offshore energy assets currently included within our investment portfolio. We, however, cannot assure that the identification or evaluation to be performed will result in any specific sale transaction or series of transactions.

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

Our Managing Trustee believes that the overall economic outlook for 2018 and 2019 appears moderately favorable, supported by increasing consumer spending and strong fundamentals. The recent business tax cuts could further encourage capital spending by businesses. While commodity prices have continued to grow throughout 2017, our Managing Trustee is cautious about sustained increases. The Federal Reserve’s strategy with monetary policy to reach its inflation target, as well as geopolitical instability, among other things, will have an effect on the long-term economic outlook.

The equipment financing industry has encountered significant challenges over the past several years as a result of, among other things, an unprecedented and prolonged weakness in global shipping and offshore markets. These challenges, among other factors, have caused us to record credit losses and/or impairment charges on certain of our investments (see “Significant Transactions” below).

Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2017 and 2016:

Marine Vessels

On March 24, 2009, we and Swiber Engineering Ltd. (“Swiber”) entered into a joint venture owned 51% by us and 49% by Swiber for the purpose of purchasing a 300-man accommodation and work barge, the Swiber Chateau (f/k/a the Swiber Victorious). Simultaneously with the purchase, the barge was chartered to Swiber Offshore Marine Pte. Ltd., an affiliate of Swiber (“Swiber Offshore”), for 96 months, which expired on March 23, 2017. The Swiber Chateau was purchased for $42,500,000, which was funded by (i) a $19,125,000 equity investment from us, (ii) a $18,375,000 contribution-in-kind by Swiber and (iii) a $5,000,000 subordinated, non-recourse and unsecured payable from Swiber. The payable bore interest at 3.5% per year and was recorded within seller's credits on our consolidated balance sheet as of December 31, 2016. Due to various defaults by Swiber Offshore under the charter, the joint venture was not required to pay to Swiber principal and interest outstanding under the payable as further described below. Swiber Holdings Ltd. (“Swiber Holdings”), the parent company of Swiber and Swiber Offshore (together with Swiber and Swiber Offshore, the “Swiber Group”), guaranteed the payment and performance obligations of Swiber Offshore and its affiliates under all transaction documents.

During the three months ended June 30, 2016, we obtained a third-party appraisal indicating that the fair market value of the barge as of June 27, 2016 was $17,875,000, which was below the net carrying value. As a result, we performed an impairment test on the barge. Based on such test, we recorded an impairment loss of $5,218,643 during the three months ended June 30, 2016. Swiber Offshore failed to make its monthly charter payments to the joint venture from July 2016 through the expiration of the charter in March 2017. Pursuant to the joint venture’s operating agreement, in the event that, among other things, (i) there was a default by Swiber Offshore under the charter, or (ii) the fair market value of the barge was less than $21,000,000, all of Swiber’s interests in the distributions, net cash flow, net profits and net proceeds resulting from the joint venture would be subordinated to our rights in such distributions, net cash flow, net profits and net proceeds until such time that we received in distribution the return of the full amount of our contribution to the joint venture and a return at a monthly compounded rate equal to 15.51% per year (the “Preferred Equity Interest”). As the then current fair market value of the barge was less than $21,000,000, our Managing Trustee concluded that, commencing June 27, 2016, Swiber’s rights to the distributions, net cash flow, net profits and net proceeds were subordinated and Swiber should incur first loss resulting from the joint venture. Accordingly, the impairment loss recorded as of June 30, 2016 of $5,218,643 was allocated entirely to Swiber, the noncontrolling interest holder.

On July 27, 2016, Swiber Holdings filed a petition in Singapore to wind up and liquidate the company. On July 29, 2016, Swiber Holdings withdrew its petition for winding up and liquidation and submitted an application for court-supervised judicial management. In November 2016, we obtained an updated third-party appraisal indicating that the fair market value of the barge decreased to $14,770,000, which was below the net carrying value. As a result, we recorded an additional impairment loss of $3,105,000 during the three months ended September 30, 2016, which was allocated entirely to Swiber due to our Preferred Equity Interest.

On November 28, 2016, Swiber Offshore filed an application for voluntary winding up and liquidation in Singapore. Our Managing Trustee engaged in discussions with the court-appointed judicial manager of Swiber Holdings to, among other things, communicate our intention to sell the barge. During the three months ended December 31, 2016, our Managing Trustee commenced the process of marketing the barge for sale and as a result, the barge met the criteria to be classified as asset held for sale on our consolidated balance sheet as of December 31, 2016. As a result of (i) Swiber Offshore’s and Swiber Holdings’ default on their respective obligations under the charter and the guaranty, respectively, (ii) Swiber Offshore and Swiber Holdings being subject to voluntary winding up and judicial management proceedings, respectively, (iii) a decrease in the fair market value of the Swiber Chateau and (iv) the barge being classified as asset held for sale as of December 31, 2016, we recorded an additional impairment loss of $7,170,000 during the remainder of 2016 to write down the barge to its estimated fair value less cost to sell of $7,600,000, of which only $383,329 was allocated to Swiber as the balance of its noncontrolling interest in the joint venture had been reduced to zero.

During 2017, we repossessed the Swiber Chateau. As a result of advanced negotiations for the sale of the Swiber Chateau to a potential third-party purchaser, we further wrote down the barge by $900,000 during the three months ended March 31, 2017 to its estimated fair value less cost to sell based on the negotiated purchase price. Subsequently, this proposed sale transaction fell through. During the three months ended June 30, 2017, we resumed marketing the Swiber Chateau for sale and were in negotiations with another potential purchaser. Based on such negotiations, our Managing Trustee determined to record an additional impairment loss of $1,700,000 during the three months ended June 30, 2017. Subsequently, this proposed sale transaction also fell through. During the three months ended September 30, 2017, our Managing Trustee resumed marketing the Swiber Chateau for sale and entered into a memorandum of agreement to sell the barge. As a result, we recorded an additional impairment loss of $2,024,000 during the three months ended September 30, 2017 based on the estimated fair value less cost to sell. On December 29, 2017, we sold the Swiber Chateau to a third-party purchaser for $3,175,000. As a result, we recognized a gain on sale of $59,730.

Pursuant to the purchase and charter agreement, upon expiration of the charter on March 23, 2017, the joint venture’s obligation to pay to Swiber principal and interest outstanding under the payable of $5,131,250 was extinguished as a result of the continuing defaults under the transaction documents by the Swiber Group. The gain on extinguishment of the seller's credit and the related interest payable of $5,131,250 was allocated entirely to us during 2017 due to our Preferred Equity Interest.

On March 29, 2011, we and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), an entity also managed by our Managing Trustee, entered into a joint venture, ICON AET Holdings, LLC (“ICON AET”), which was owned 25% by us and 75% by Fund Fourteen, for the purpose of acquiring two aframax tankers and two very large crude carriers (the “VLCCs”). Our contribution to the joint venture was $12,166,393. The VLCCs, the Eagle Vermont and the Eagle Virginia, were each acquired for $72,000,000 and were simultaneously bareboat chartered to AET Inc. Limited (“AET”) for a period of 10 years. During 2014, the two aframax tankers were sold to third-party purchasers and all related debt obligations associated with such aframax tankers were satisfied in full. On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON AET for net sales proceeds of $48,798,058. As a result, we recorded a gain on sale of investment in joint venture of $2,012,669.

On April 1, 2014, the Aegean Express and the Cebu Trader (f/k/a the Arabian Express) were returned to us in accordance with the terms of the charters. Upon redelivery, the bareboat charters were terminated and we assumed the underlying time charters for the vessels. As we assumed operational responsibility for the vessels, we simultaneously contracted with Fleet Ship Management Inc. to manage the vessels on our behalf.

During the year ended December 31, 2015, our Managing Trustee noted indicators of impairment related to the Aegean Express and the Cebu Trader and as a result, our Managing Trustee performed impairment analyses. Based on such analyses, we recognized an aggregate impairment loss of $11,149,619. As of June 30, 2016, the Aegean Express and the Cebu Trader met the criteria to be classified as assets held for sale and no further depreciation was recorded on the vessels. In September 2016, the Aegean Express and the Cebu Trader were sold to unaffiliated third parties for a gross purchase price of $3,000,000 and $3,200,000, respectively. After deducting selling costs of $353,444, we recorded an aggregate gain on sale of $303,943 during the year ended December 31, 2016.

On March 21, 2014, a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), an entity also managed by our Managing Trustee, through two indirect subsidiaries, entered into memoranda of agreement to purchase the EPIC Vessels from Foreguard Shipping for an aggregate purchase price of $41,600,000. The EPIC Bali and the EPIC Borneo were delivered on March 28, 2014 and April 8, 2014, respectively. The EPIC Vessels were bareboat chartered to an affiliate of Foreguard Shipping for a period of eight years upon the delivery of each respective vessel. The EPIC Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan from DVB Group Merchant Bank (Asia) Ltd. (“DVB Asia”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit. During the year ended December 31, 2016, an event of default was continuing under the bareboat charters, as well as the loan agreement with DVB Asia, as a result of a change of control of the bareboat charter guarantor, an affiliate of Foreguard Shipping. On December 26, 2017, the indirect subsidiaries amended the bareboat charters with Foreguard Shipping to, among other things, waive the continuing event of default and increase the monthly charter hire payable by Foreguard Shipping for each vessel. In addition, Foreguard Shipping paid an aggregate amendment fee of $1,087,512. On December 26, 2017, the indirect subsidiaries also amended the loan agreement with DVB Asia to, among other things, waive the continuing event of default and provide for an aggregate partial prepayment on the senior secured loan of $1,240,000.

On June 12, 2014, a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen purchased an offshore supply vessel from Pacific Crest Pte. Ltd. (“Pacific Crest”) for $40,000,000. Simultaneously, the vessel was bareboat chartered to Pacific Crest for ten years. The vessel was acquired for approximately $12,000,000 in cash, $26,000,000 of financing through a senior secured loan from DVB Asia and $2,000,000 of financing through a subordinated, non-interest-bearing seller’s credit. Since July 2017, Pacific Crest has failed to make its monthly charter payments and our Managing Trustee was advised in July 2017 that Pacific Crest is engaged in discussions with its lenders regarding a potential restructuring of its outstanding debt obligations. As a result, we performed an impairment test on the vessel. Based on such test, we recorded an impairment loss of $14,661,525 during the three months ended June 30, 2017. During the three months ended September 30, 2017, we ceased recognizing rental income on the lease.

As part of our annual assessment of asset impairment, our Managing Trustee obtained third-party valuations related to the offshore supply vessel. Based on such valuations, our Managing Trustee concluded that an impairment existed and as a result, we recorded an additional impairment loss of $4,633,705 during the three months ended December 31, 2017. The fair market value of the vessel was based on third-party valuations using a combination of the market approach and the income approach.

Manufacturing Equipment

During 2008, ICON EAR, LLC (“ICON EAR”), a joint venture owned 55% by us and 45% by ICON Leasing Fund Eleven Liquidating Trust (formerly, ICON Leasing Fund Eleven, LLC) (“Fund Eleven”), an entity also managed by our Managing Trustee, purchased and simultaneously leased semiconductor manufacturing equipment to Equipment Acquisition Resources, Inc. (“EAR”) for $15,729,500. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR seeking the recovery of the lease payments that the trustee alleged were fraudulently transferred from EAR to ICON EAR. The complaint also sought the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that ICON EAR received as security in connection with its investment. Our Managing Trustee filed an answer to the complaint that included certain affirmative defenses. Since that time, substantial discovery was completed.

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

Mining Equipment

On March 4, 2014, a joint venture owned 60% by us, 15% by Fund Fourteen, 15% by Fund Fifteen and 10% by ICON ECI Fund Sixteen ("Fund Sixteen"), an entity also managed by our Managing Trustee, purchased mining equipment from an affiliate of Blackhawk Mining, LLC (“Blackhawk”). Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of $25,359,446 was funded by $17,859,446 in cash and $7,500,000 of non-recourse long-term debt with People’s Capital and Leasing Corp. (“People’s Capital”). The loan bore interest at a rate of 6.5% per year and was scheduled to mature on February 1, 2018.  On December 7, 2016, the joint venture amended the lease with Blackhawk to, among other things, add, revise and/or waive Blackhawk’s breach of certain financial covenants and received an amendment fee of $150,000.

On July 21, 2017, Blackhawk satisfied its remaining lease obligations by making a prepayment of $7,753,666. As a result, we recognized finance income of $353,373. We used a portion of the proceeds from the prepayment to satisfy in full our remaining non-recourse long-term debt obligations to People’s Capital of $1,204,661.

On September 18, 2014, a joint venture owned 55.817% by us and 44.183% by Hardwood Partners, LLC purchased mining equipment for $6,789,928. The equipment was subject to a 36-month lease with Murray Energy Corporation and certain of its affiliates (collectively, "Murray"), which was scheduled to expire on September 30, 2017. On October 3, 2017, Murray purchased the equipment pursuant to the terms of the lease for $1,949,583. As a result, we recognized a gain on sale of assets of $201,680. Pursuant to a remarketing agreement with a third party, we paid a remarketing fee of $100,841 as part of the transaction.

Trucks and Trailers

On March 28, 2014, a joint venture owned 60% by us, 27.5% by Fund Fifteen and 12.5% by Fund Sixteen purchased trucks, trailers and other equipment from subsidiaries of D&T Holdings, LLC (“D&T”) for $12,200,000. Simultaneously, the trucks, trailers and other equipment were leased to D&T and its subsidiaries for 57 months. On September 15, 2014, the lease agreement with D&T was amended to allow D&T to increase its capital expenditure limit. In consideration for agreeing to such increase, lease payments of $1,480,000 that were scheduled to be paid in 2018 were paid by October 31, 2014.  In addition, the joint venture received an amendment fee of $100,000, which was recognized as finance income throughout the remaining lease term. On January 14, 2016, D&T satisfied its remaining lease obligations by making a prepayment of $8,000,000. In addition, D&T exercised its option to repurchase all assets under the lease for $1, upon which title was transferred. As a result of the prepayment, we recognized finance income of approximately $1,400,000.

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

In January 2016, our Managing Trustee engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Managing Trustee anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s manufacturing facility to recommence operations. In July 2016, the tolling arrangement was implemented and the manufacturing facility resumed operations. Although JAC's manufacturing facility resumed operations, no debt payments were made by JAC to the joint ventures while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could have been up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Managing Trustee determined that the joint ventures’ ultimate collectability of the loan and the facility was further in doubt. As of June 30, 2016, our Managing Trustee updated its quarterly assessment by considering (i) a comparable enterprise value derived from EBITDA multiples; (ii) the average trading price of unsecured distressed debt in comparable industries and (iii) the additional senior debt incurred by JAC, which had priority over the joint ventures’ loan and facility. Based upon this reassessment, our Managing Trustee determined that the joint ventures should fully reserve the outstanding balance of the loan and facility due from JAC as of June 30, 2016. As a result, the joint ventures recorded an additional total credit loss of $10,137,863 for the three months ended June 30, 2016, of which our share was $2,319,835. During the fourth quarter of 2016, the Receiver formally commenced the process of marketing JAC’s manufacturing facility for sale.

On September 12, 2017, our Managing Trustee received a formal notice from the Receiver notifying us that on August 28, 2017, the Receiver concluded a sale of substantially all of the assets of JAC (including the manufacturing facility) to a third party and confirmed that no sales proceeds would be distributed to the subordinated lenders, including the joint ventures. As a result, the joint ventures wrote off an aggregate credit loss reserve and corresponding balances related to the loan and the facility of $70,396,746 during the three months ended September 30, 2017. The joint ventures did not recognize any finance income related to JAC for the years ended December 31, 2017 and 2016. As of December 31, 2016, the total net investment in notes receivable held by the joint ventures was $0 and our total investment in the joint ventures was $0.

On July 14, 2014, we, Fund Fourteen and Fund Fifteen (collectively, “ICON”) entered into a secured term loan credit facility agreement with TMA to provide a credit facility of up to $29,000,000 (the “ICON Loan”), of which our commitment of $21,750,000 was funded on August 27, 2014 (the “TMA Initial Closing Date”). The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at LIBOR, subject to a 1% floor, plus a margin of 17%.  Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. On November 24, 2014, ICON entered into an amended and restated senior secured term loan credit facility agreement with TMA pursuant to which an unaffiliated third party (the “Senior Lender”) agreed to provide a senior secured term loan in the amount of up to $89,000,000 (the “Senior Loan,” and collectively with the ICON Loan, the “TMA Facility”) to acquire two additional vessels. The TMA Facility has a term of five years from the TMA Initial Closing Date. As a result of the amendment, the margin for the ICON Loan increased to 15% and repayment of the ICON Loan became subordinated to the repayment of the Senior Loan. The TMA Facility is secured by, among other things, a first priority security interest in the four vessels and TMA’s right to the collection of hire with respect to earnings from the sub-charterer related to the four vessels. As a condition to the amendment and increased size of the TMA Facility, TMA was required to cause all four platform supply vessels to be under contract by March 31, 2015. Due to TMA’s failure to meet such condition, TMA was in technical default and in payment default while available cash was swept by the Senior Lender and applied to the Senior Loan in accordance with the loan agreement. As a result, the principal balance of the Senior Loan was paid down at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. Based on, among other things, TMA’s payment history and estimated collateral value as of December 31, 2016, our Managing Trustee believed it was likely that all outstanding principal and accrued interest under the ICON Loan would be collectible. As a result, we continued to account for our net investment in note receivable related to TMA on an accrual basis as of December 31, 2016 despite a portion of the outstanding balance being over 90 days past due. Though on an accrual basis, default interest was not accrued on either the principal balance of the note receivable or the interest receivable. In addition, interest was not assessed on the overdue principal balance of the note receivable. Our Managing Trustee continued to assess the collectability of the note receivable at each reporting date as TMA's credit quality slowly deteriorated and the fair market value of the collateral continued to decrease. During the three months ended June 30, 2017, our Managing Trustee believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Managing Trustee met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we have a second priority security interest, our Managing Trustee determined to record a credit loss of $10,500,000 during the three months ended September 30, 2017.

On December 26, 2017, ICON, the Senior Lender and TMA entered into a restructuring support and lock-up agreement to commit to a restructuring of TMA’s outstanding debt obligations and to provide additional funding to TMA in exchange for an equity interest in certain affiliates of TMA and the Senior Loan being satisfied in full at a faster rate, subject to execution of definitive agreements. On January 5, 2018, definitive agreements were executed and as a result, we funded our proportionate share of the commitment and our note and interest receivables due from TMA was reduced (see Subsequent Events below). As a result of this restructuring, our Managing Trustee assessed the collectability of the note receivable as of December 31, 2017 and recorded an additional credit loss of $5,190,944 for the three months ended December 31, 2017. As of December 31, 2017 and 2016, our share of the collateral value, net of the balance of the Senior Loan, was estimated to be approximately $13,500,000 and $4,800,000, respectively. As of December 31, 2017 and 2016, our net investment in note receivable related to TMA was $11,700,000 and $21,002,939, respectively. In addition, as of December 31, 2017, we have an accrued interest receivable related to TMA of $6,388,005, which has been fully reserved, resulting in a net carrying value of $0. As of December 31, 2016, our accrued interest receivable related to TMA was $5,720,333. For the years ended December 31, 2017 and 2016, we recognized finance income of $667,672 and $2,953,064, respectively, of which no amount was recognized on a cash basis.

On September 24, 2014, we, Fund Fourteen, Fund Fifteen and Fund Sixteen entered into a secured term loan credit facility agreement with Premier Trailer Leasing, Inc. (“Premier Trailer”) to provide a credit facility of up to $20,000,000, of which our commitment of $10,000,000 was funded on such date. The loan bore interest at LIBOR, subject to a 1% floor, plus 9% per year, and was scheduled to mature on September 24, 2020. The loan was secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer. On August 9, 2016, Premier Trailer satisfied its obligations in connection with the loan by making a prepayment of $10,327,777, comprised of all outstanding principal, accrued interest and a prepayment fee of $200,000. The prepayment fee was recognized as additional finance income.

Subsequent Events
On January 5, 2018, ICON, the Senior Lender and TMA entered into a second amended and restated term loan credit facility agreement in connection with the restructuring of the TMA Facility (the “Second Amendment”). Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan will be satisfied in full at a faster rate, at which time ICON will become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $6,000,000 and our note and interest receivables due from TMA was reduced to $15,000,000.

On February 14, 2018, Foreguard Shipping purchased the EPIC Vessels from the indirect subsidiaries for an aggregate purchase price of $32,412,488. A portion of the proceeds from the sale of the EPIC Vessels was used to satisfy in full the related outstanding non-recourse long-term debt obligations of $14,553,215.

Recent Accounting Pronouncements

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

Other Recent Accounting Pronouncements
In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. This new revenue standard may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of adoption. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date (“ASU 2015-14”), which defers implementation of ASU 2014-09 by one year. Under such deferral, the adoption of ASU 2014-09 becomes effective for us on January 1, 2018, including interim periods within that reporting period. We have completed our evaluation of the impact of ASU 2014-09 on our consolidated financial statements. Since a substantial portion of our revenue is recognized from our leasing and lending contracts, which are not subject to ASU 2014-09, the adoption of ASU 2014-09 will not have a material effect on our consolidated financial statements.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which provides guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The adoption of ASU 2016-01 becomes effective for us on January 1, 2018, including interim periods within that reporting period. We have completed our evaluation of the impact of ASU 2016-01 on our consolidated financial statements. Although certain disclosures related to methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost are no longer required, the adoption of ASU 2016-01 will not have a material effect on our consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 implements changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the recently released revenue recognition guidance. The adoption of ASU 2016-02 becomes effective for us on January 1, 2019. Early adoption is permitted. Based on our preliminary assessment, all of our leases are subject to lessor accounting and the accounting applied by a lessor is largely unchanged from that applied under current U.S. GAAP. In addition, since we are in our liquidation period and not expecting to enter into any new leases in the future and it is expected that we will apply the practical expedients as provided by the guidance, the adoption of ASU 2016-02 may not have a material effect on our consolidated financial statements. We continue to evaluate the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

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

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. We have completed our evaluation of the impact of ASU 2016-15 on our consolidated financial statements. As a result, the adoption of ASU 2016-15 will not have a material effect on our consolidated financial statements.

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The adoption of ASU 2016-18 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-18 using a retrospective transition method to each period presented. As a result of the adoption of ASU 2016-18, beginning January 1, 2018, we will include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on our consolidated statements of cash flows.

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (“ASU 2017-01”), which clarifies the definition of a business. ASU 2017-01 sets forth requirements to be met for a set to be deemed a business and establishes a practical way to determine when a set is not a business. To be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output, and removes the evaluation of whether a market participant could replace missing elements. In addition, ASU 2017-01 narrows the definition of outputs and aligns such definition with how outputs are described within the revenue guidance. The adoption of ASU 2017-01 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted for transactions that occur before the issuance date or effective date of ASU 2017-01 to the extent that such transactions have not been reported in financial statements that have been issued or made available for issuance. We have completed our evaluation of the impact of ASU 2017-01 on our consolidated financial statements. As a result, the adoption of ASU 2017-01 will not have a material effect on our consolidated financial statements.

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

Critical Accounting Policies
An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with U.S. GAAP requires our Managing Trustee to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of credit loss reserves, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•	Lease classification and revenue recognition;

•	Asset impairments;

•	Depreciation;

•	Notes receivable and revenue recognition; and

•	Credit quality of notes receivable and finance leases and credit loss reserve.

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

Asset Impairments
The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value.  If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in our consolidated statements of operations in the period the determination is made.

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

Notes Receivable and Revenue Recognition
Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate the loans, net of any unamortized premiums or discounts on purchased loans. We use the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment. Unearned income, discounts and premiums are amortized to finance income in our consolidated statements of operations using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our consolidated balance sheets. Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income in our consolidated statements of operations. Our notes receivable may contain a paid-in-kind (“PIK”) interest provision. Any PIK interest, if deemed collectible, will be added to the principal balance of the note receivable and is recorded as finance income.

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

Results of Operations for the Years Ended December 31, 2017 (“2017”) and 2016 (“2016”)
The following percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of the carrying value of such assets, finance income or rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Financing Transactions
The following tables set forth the types of assets securing the financing transactions in our portfolio:

	December 31,
	2017		2016
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Tanker vessels	$32,910,318	74%	$35,597,469	53%
Platform supply vessels	11,700,000	26%	21,002,939	31%
Mining equipment	—	—	10,273,851	16%
	$44,610,318	100%	$66,874,259	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During 2017 and 2016, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2017	2016
Foreguard Shipping I Global Ships Ltd.	Tanker vessels	62%	28%
Blackhawk Mining, LLC	Mining equipment	24%	16%
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	14%	28%
D&T Holdings, LLC	Transportation	—	14%
		100%	86%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

As of December 31, 2016, our net investment in note receivable and accrued interest related to TMA totaled $21,002,939 and $5,720,333, respectively. TMA was in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and in payment default while available cash was swept by the Senior Lender and applied to the Senior Loan in accordance with the secured term loan credit facility agreement. As a result, the principal balance of the Senior Loan was paid down at a faster rate. Based on, among other things, TMA’s payment history and estimated collateral value as of December 31, 2016, our Managing Trustee believed it was likely that all outstanding principal and accrued interest under the ICON Loan would be collectible. As a result, we continued to account for our net investment in note receivable related to TMA on an accrual basis as of December 31, 2016 despite a portion of the outstanding balance being over 90 days past due. Though on an accrual basis, default interest was not accrued on either the principal balance of the note receivable or the interest receivable. In addition, interest was not assessed on the overdue principal balance of the note receivable. Our Managing Trustee continued to assess the collectability of the note receivable at each reporting date as TMA's credit quality slowly deteriorated and the fair market value of the collateral continued to decrease. During the three months ended June 30, 2017, our Managing Trustee believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Managing Trustee met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we have a second priority security interest, our Managing Trustee determined to record a credit loss of $10,500,000 during the three months ended September 30, 2017. On December 26, 2017, ICON, the Senior Lender and TMA entered into a restructuring support and lock-up agreement to commit to a restructuring of TMA’s outstanding debt obligations and to provide additional funding to TMA in exchange for an equity interest in certain affiliates of TMA and the Senior Loan being satisfied in full at a faster rate, subject to execution of definitive agreements. On January 5, 2018, definitive agreements were executed and as a result, we funded our proportionate share of the commitment and our note and interest receivables due from TMA was reduced to $11,700,000. As a result of this restructuring, our Managing Trustee assessed the collectability of the note receivable as of December 31,2017 and recorded an additional credit loss of $5,190,944 for the three months ended December 31, 2017. As of December 31, 2017 and 2016, our share of the collateral value, net of the balance of the Senior Loan, was estimated to be approximately $13,500,000 and $4,800,000, respectively. As of

December 31, 2017, our net investment in note receivable related to TMA was $21,002,939, net of a credit loss reserve of $9,302,939. In addition, as of December 31, 2017, we have an accrued interest receivable related to TMA of $6,388,005, which has been fully reserved, resulting in a net carrying value of $0. During 2017 and 2016, we recognized finance income of $667,672 and $2,953,064, respectively, of which no amount was recognized on a cash basis.

Operating Lease Transactions
The following tables set forth the types of equipment subject to operating leases and charters in our portfolio:

	December 31,
	2017		2016
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Offshore oil field services equipment	$13,000,000	100%	$41,518,994	93%
Mining equipment	—	—	3,042,302	7%
	$13,000,000	100%	$44,561,296	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost and asset held for sale as of each reporting date.

During 2017 and 2016, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2017	2016
Pacific Crest Pte. Ltd.	Offshore oil field services equipment	60%	44%
Murray Energy Corporation	Mining equipment	40%	21%
Swiber Holdings Limited	Offshore oil field services equipment	—	35%
		100%	100%

Impaired Leased Assets within Operating Lease Transactions

Swiber Offshore failed to make its monthly charter payments to the joint venture from July 2016 through the expiration of the charter in March 2017. On July 29, 2016, Swiber Holdings submitted an application for court-supervised judicial management in Singapore. During 2016, we obtained third-party appraisals indicating that the fair market value of the barge decreased below the net carrying value. As a result, we performed impairment analyses and recorded an aggregate impairment loss of $8,323,643 during the nine months ended September 30, 2016. As Swiber Offshore was in default of its obligations under the charter and the then current fair market value of the barge was less than $21,000,000, our Managing Trustee concluded that Swiber’s rights to the distributions, net cash flow, net profits and net proceeds were subordinated and Swiber should incur first loss resulting from the joint venture until we achieved our return pursuant to the joint venture’s operating agreement. As a result, the aggregate impairment loss was allocated entirely to Swiber, the noncontrolling interest holder.

On November 28, 2016, Swiber Offshore filed an application for voluntary winding up and liquidation in Singapore. Our Managing Trustee engaged in discussions with the court-appointed judicial manager of Swiber Holdings to, among other things, communicate our intention to sell the barge. During the three months ended December 31, 2016, our Managing Trustee commenced the process of marketing the barge for sale and as a result, the barge met the criteria to be classified as asset held for sale on our consolidated balance sheet as of December 31, 2016. As a result of (i) Swiber Offshore’s and Swiber Holdings’ default on their respective obligations under the charter and the guaranty, respectively, (ii) Swiber Offshore and Swiber Holdings being subject to voluntary winding up and judicial management proceedings, respectively, (iii) a decrease in the fair market value of the Swiber Chateau and (iv) the barge being classified as asset held for sale as of December 31, 2016, we recorded an additional impairment loss of $7,170,000 during the remainder of 2016 to write down the barge to its estimated fair value less cost to sell of $7,600,000, of which only $383,329 was allocated to Swiber as the balance of its noncontrolling interest in the joint venture had been reduced to zero. During 2017, we were marketing the Swiber Chateau for sale and based on negotiated purchase prices with potential third-party purchasers, we recorded an additional impairment loss of $4,624,000. Such additional impairment loss was allocated entirely to us as the balance of the noncontrolling interest in the joint venture had been reduced to zero. On December 29, 2017, we sold the Swiber Chateau to a third-party purchaser for $3,175,000. As a result, we recognized a gain on sale of $59,730. During 2017 and

2016, our Managing Trustee recorded an aggregate impairment loss related to the Swiber Chateau of $20,117,643, of which an aggregate of $8,706,972 was allocated to Swiber due to our Preferred Equity Interest. During 2017 and 2016, we recognized rental income of $0 and $3,652,500, respectively (see “Significant Transactions” above).

Since July 2017, Pacific Crest has failed to make its monthly charter payments and our Managing Trustee was advised in July 2017 that Pacific Crest is engaged in discussions with its lenders regarding a potential restructuring of its outstanding debt obligations. As a result, we performed an impairment test on the vessel during the three months ended June 30, 2017. Based on such test, as well as our annual assessment of asset impairment, we recorded an aggregate impairment loss of $19,295,230 during 2017. Commencing July 1, 2017, we ceased recognizing rental income on the lease. During 2017 and 2016, we recognized rental income of $2,466,746 and $4,657,575, respectively.

Revenue and other income for 2017 and 2016 is summarized as follows:

	Years Ended December 31,
	2017	2016	Change
Finance income	$4,607,583	$10,444,370	$(5,836,787)
Rental income	4,091,287	10,476,129	(6,384,842)
Time charter revenue	—	2,982,466	(2,982,466)
Loss from investment in joint ventures	(6,071)	(1,923,926)	1,917,855
Gain on sale of investment in joint venture	—	2,012,669	(2,012,669)
Gain on sale of assets, net	209,664	—	209,664
Gain on sale of vessels	59,730	303,943	(244,213)
Gain on extinguishment of seller's credit and interest payable	5,131,250	—	5,131,250
Other income	—	117,288	(117,288)
Total revenue and other income	$14,093,443	$24,412,939	$(10,319,496)

Total revenue and other income for 2017 decreased $10,319,496, or 42.3%, as compared to 2016. The decrease was primarily attributable to decreases in (i) rental income due to no income recognition related to the Swiber Chateau and Pacific Crest as collectability of remaining charter payments has been in doubt since July 2016 and July 2017, respectively, (ii) finance income primarily due to our note receivable related to TMA being placed on non-accrual status commencing in April 2017 and prepayments on two notes receivable and two finance leases during and subsequent to 2016, (iii) time charter revenue due to the sale of the Aegean Express and the Cebu Trader in September 2016 and (iv) gain on sale of investment in joint venture as a result of the sale of our interests in ICON AET during 2016. The decrease was partially offset by the gain on extinguishment of seller's credit and interest payable associated with the Swiber Chateau in 2017 with no comparable gain recorded in 2016, and a decrease in loss from investment in joint ventures primarily due to no credit losses recorded by our joint ventures related to JAC during 2017 as compared to 2016.

Expenses for 2017 and 2016 are summarized as follows:

	Years Ended December 31,
	2017	2016	Change
Management fees	$210,233	$944,577	$(734,344)
Administrative expense reimbursements	943,163	1,214,904	(271,741)
General and administrative	1,308,973	2,516,058	(1,207,085)
Interest	2,825,023	3,374,848	(549,825)
Depreciation	2,926,149	5,865,927	(2,939,778)
Credit loss, net	15,690,944	—	15,690,944
Impairment loss	23,919,230	15,493,643	8,425,587
Vessel operating	627,401	3,278,094	(2,650,693)
Litigation settlement expense	—	1,209,000	(1,209,000)
Total expenses	$48,451,116	$33,897,051	$14,554,065

Total expenses for 2017 increased $14,554,065, or 42.9%, as compared to 2016. The increase was primarily attributable to the (i) credit loss of $15,690,944 recorded during 2017 related to TMA with no comparable credit loss recorded during 2016 and (ii) impairment loss of $19,295,230 recorded during 2017 related to the vessel on charter to Pacific Crest with no comparable impairment loss recorded during 2016, partially offset by a decrease in the impairment loss recorded related to the Swiber Chateau during 2017 as compared to 2016. This increase was partially offset by (i) lower depreciation recorded related to (a) the Swiber Chateau as such vessel was classified as asset held for sale as of December 31, 2016, (b) the assets previously on lease to Murray due to the sale of such assets in 2017 and (c) a lower depreciable base related to the vessel on charter to Pacific Crest subsequent to the impairment loss recorded during the three months ended June 30, 2017, (ii) lower vessel operating expenses incurred during 2017 associated with the Swiber Chateau as compared to higher expenses incurred during 2016 associated with the Aegean Express and the Cebu Trader, (iii) the litigation settlement expense related to ICON EAR that was recorded in 2016 with no comparable expense recorded in 2017, (iv) a decrease in general and administrative expense primarily due to less state income taxes, lower professional fees incurred as part of our management's cost savings effort and lower legal fees as a result of the settlement of the EAR litigation matter in July 2016 and (v) a decrease in management fees primarily due to the sale or prepayment of certain investments during 2016.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests decreased $1,801,736, from $5,794,953 in 2016 to $3,993,217 in 2017. The decrease was primarily due to no allocation of impairment loss associated with the Swiber Chateau to the noncontrolling interest holder during 2017 since the balance of the noncontrolling interest in the joint venture had been reduced to zero. The decrease was partially offset by the allocation of the impairment loss associated with the vessel on charter to Pacific Crest during 2017 with no comparable allocation of impairment loss during 2016.

Net Loss Attributable to Fund Twelve Liquidating Trust
As a result of the foregoing factors, net loss attributable to us for 2017 and 2016 was $30,364,456 and $3,689,159, respectively. Net loss attributable to us per weighted average additional Interest outstanding for 2017 and 2016 was $86.30 and $10.48, respectively.

Financial Condition
This section discusses the major balance sheet variances at December 31, 2017 compared to December 31, 2016.

Total Assets
Total assets decreased $58,365,646, from $131,086,803 at December 31, 2016 to $72,721,157 at December 31, 2017. The decrease was primarily due to the (i) impairment and credit losses recorded during 2017, (ii) depreciation recorded during 2017, (iii) use of cash to pay distributions to our beneficial owners and noncontrolling interests and (iv) use of cash to repay a portion of our non-recourse long-term debt. The decrease was partially offset by revenue generated from certain of our investments during 2017.

Current Assets
Current assets decreased $4,935,331, from $29,451,667 at December 31, 2016 to $24,516,336 at December 31, 2017. The decrease was primarily a result of the (i) $6,388,005 credit loss recorded during 2017 against the accrued interest receivable related to TMA and (ii) use of cash to pay distributions to our beneficial owners and noncontrolling interests and to repay a portion of our non-recourse long-term debt. The decrease was partially offset by cash generated or returned from certain of our investments during 2017.

Total Liabilities
Total liabilities decreased $12,926,778, from $56,206,142 at December 31, 2016 to $43,279,364 at December 31, 2017. The decrease was primarily due to the (i) repayment of a portion of our non-recourse long-term debt during 2017 and (ii) extinguishment of the seller's credit and the related interest payable due from our consolidated joint venture to Swiber during 2017 as a result of defaults by the Swiber Group.

Current Liabilities
Current liabilities decreased $5,943,473, from $29,187,558 at December 31, 2016 to $23,244,085 at December 31, 2017. The decrease was primarily due to the extinguishment of the seller’s credit and the related interest payable due from our consolidated joint venture to Swiber during 2017 as a result of defaults by the Swiber Group.

Equity
Equity decreased $45,438,868, from $74,880,661 at December 31, 2016 to $29,441,793 at December 31, 2017. The decrease was primarily due to our net loss and distributions paid to our beneficial owners and noncontrolling interests during 2017.

Liquidity and Capital Resources

Summary
At December 31, 2017 and 2016, we had cash and cash equivalents of $12,974,467 and $10,255,053, respectively. Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of December 31, 2017, the cash reserve was $1,738,435. During our remaining liquidation period, we expect our main sources of cash will be from the collection of income and principal on our note receivable and proceeds from the sale of our investments. We expect our main use of cash will be for distributions to our beneficial owners and noncontrolling interests. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we meet our debt obligations, pay distributions to our beneficial owners and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

We anticipate being able to meet our liquidity requirements into the foreseeable future through the expected results of our operating activities, as well as cash received from our investments at maturity or upon a sale. However, our equipment financing business has encountered significant challenges over the past several years. Specifically, we continue to suffer from an unprecedented and prolonged weakness in global shipping and offshore markets. Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Cash Flows

The following table sets forth summary cash flow data:

	Years Ended December 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$16,829,810	$18,919,721
Investing activities	4,979,240	30,485,015
Financing activities	(19,089,636)	(47,553,775)
Net increase in cash and cash equivalents	$2,719,414	$1,850,961

Note: See the Consolidated Statements of Cash Flows included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities

Cash provided by operating activities decreased $2,089,911, from $18,919,721 in 2016 to $16,829,810 in 2017.  The decrease was primarily due to a decrease in the collection of finance leases, rental income and finance income due to the decrease in the number of investments in our investment portfolio during our liquidation period, as well as the timing of the payment of certain liabilities.

Investing Activities
Cash provided by investing activities decreased $25,505,775, from $30,485,015 in 2016 to $4,979,240 in 2017. The decrease was primarily due to (i) the prepayment of two notes receivable and the sale of our interests in ICON AET during 2016 with no comparable proceeds received in 2017 and (ii) a decrease in proceeds received from the sale of vessels in 2017 from the sale of the Swiber Chateau as compared to the sale of the Aegean Express and the Cebu Trader in 2016. The decrease was partially offset by proceeds received from the sale of leased equipment to Murray in 2017 with no comparable proceeds received in 2016.

Financing Activities
Cash used in financing activities decreased $28,464,139, from $47,553,775 in 2016 to $19,089,636 in 2017.  The decrease was primarily due to a decrease in distributions to our beneficial owners and noncontrolling interests during 2017 as compared to 2016, partially offset by an increase in the repayment of our non-recourse long-term debt during 2017 as compared to 2016.

Financings and Borrowings
Non-Recourse Long-Term Debt
We had non-recourse long-term debt obligations at December 31, 2017 and 2016 of $33,482,364 and $41,361,582, respectively. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the lessee was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of December 31, 2017 and 2016, the total carrying value of assets subject to non-recourse long-term debt was $45,910,318 and $79,790,314, respectively.

On October 20, 2016, we were notified of an event of default on the non-recourse senior debt associated with the EPIC Vessels as a result of a change of control of the bareboat charter guarantor, an affiliate of Foreguard Shipping. The lender reserved, but did not exercise, its rights under the loan agreement. As a result of such default, we classified the entire outstanding balance of the debt of $18,465,000 to current liabilities as of December 31, 2016. On December 26, 2017, we amended the loan agreement with DVB Asia to, among other things, waive the continuing event of default and provide for an aggregate partial prepayment of $1,240,000. As of December 31, 2017, we were in compliance with all covenants related to our non-recourse long-term debt associated with the EPIC Vessels.

On July 21, 2017, a portion of the proceeds from the prepayment made by Blackhawk was used to satisfy our remaining non-recourse long-term debt obligations to People’s Capital of $1,204,661.

On December 21, 2017, we were notified of an event of default on our non-recourse senior debt associated with the vessel on charter to Pacific Crest as a result of payment defaults and non-compliance with certain financial covenants. The lender has reserved, but not exercised, its rights under the loan agreement. As a result of such default, we classified the entire outstanding balance of the debt of $18,315,800 to current liabilities as of December 31, 2017.

At December 31, 2017, we were in compliance with all covenants related to our non-recourse long-term debt, except as disclosed above.

Distributions
We, at our Managing Trustee’s discretion, paid monthly distributions to each of our beneficial owners beginning with the first month after each such beneficial owner’s admission to the LLC through the end of our operating period, which was April 30, 2014. Distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments. We paid distributions to our additional beneficial owners of $6,000,175 and $33,391,113 for the years ended December 31, 2017 and 2016, respectively. We paid distributions to our Managing Trustee of $60,608 and $337,284 for the years ended December 31, 2017 and 2016, respectively. We paid distributions to our noncontrolling interests of $5,020,412 and $7,595,100 for the years ended December 31, 2017 and 2016, respectively.

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

On December 26, 2017, ICON, the Senior Lender and TMA entered into a restructuring support and lock-up agreement under which ICON agreed to, among other things, commit to fund an additional $8,000,000 to TMA in exchange for (i) all amounts payable under the Senior Loan will be satisfied in full at a faster rate, at which time ICON will become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. The transactions contemplated by the restructuring support and lock-up agreement were subject to execution of definitive agreements. On January 5, 2018, definitive agreements were executed and as a result, we funded our additional commitment of $6,000,000 and our note and interest receivables due from TMA was reduced to $15,000,000.

At December 31, 2017, we had non-recourse long-term debt and seller’s credit. Each lender has a security interest in the majority of the assets collateralizing each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the assets.  In such cases, the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender. If the lessee defaults on the lease, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of the non-recourse debt. At December 31, 2017, our outstanding non-recourse long-term indebtedness and seller’s credit totaled $45,310,800.

Principal and interest maturities of our debt, seller’s credit and related interest consisted of the following at December 31, 2017:

	Payments Due by Period
	Total	1 Year	2 - 3 Years	4 - 5 Years	Thereafter
Non-recourse long-term debt	$33,810,800	$22,335,800	$6,800,000	$4,675,000	$—
Non-recourse long-term debt interest*	4,473,248	1,675,138	2,326,533	471,577	—
Seller's credit	11,500,000	—	—	—	11,500,000
	$49,784,048	$24,010,938	$9,126,533	$5,146,577	$11,500,000
 *Based on fixed rates in effect at December 31, 2017.

In connection with certain debt obligations, we are required to maintain restricted cash accounts with certain banks. At December 31, 2017, we had restricted cash of $2,063,845.

Off-Balance Sheet Transactions
None.

Inflation and Interest Rates
The potential effects of inflation on us are difficult to predict. If the general economy experiences significant rates of inflation, however, it could affect us in a number of ways. We do not currently have rent escalation clauses tied to inflation in our leases and our only note receivable contains a fixed interest rate. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease termination (and thus the overall cash flow from our leases) may increase with inflation as the cost of similar new and used equipment increases.

If interest rates increase or decrease significantly, our leases and note receivable already in place would generally not be affected.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Smaller reporting companies are not required to provide the information required by this item.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Beneficial Owners of ICON Leasing Fund Twelve Liquidating Trust

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of ICON Leasing Fund Twelve Liquidating Trust and subsidiaries (the “Liquidating Trust”) as of December 31, 2017, the related consolidated statements of operations, changes in equity and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Liquidating Trust as of December 31, 2017, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Liquidating Trust's management. Our responsibility is to express an opinion on the Liquidating Trust's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Liquidating Trust in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Liquidating Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Liquidating Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Liquidating Trust's auditor since 2017.

New York, New York
March 29, 2018

Report of Independent Registered Public Accounting Firm

The Beneficial Owners
ICON Leasing Fund Twelve Liquidating Trust

We have audited the accompanying consolidated balance sheet of ICON Leasing Fund Twelve Liquidating Trust (the “Liquidating Trust”) as of December 31, 2016, and the related consolidated statements of operations, changes in equity and cash flows for the period ended December 31, 2016. These financial statements are the responsibility of the Liquidating Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Leasing Fund Twelve Liquidating Trust at December 31, 2016, and the consolidated results of its operations and its cash flows for the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

New York, New York
March 29, 2017

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Balance Sheets

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$12,974,467	$10,255,053
Current portion of net investment in notes receivable	8,791,579	6,447,158
Current portion of net investment in finance leases	2,677,965	6,824,610
Other current assets	72,325	5,924,846
Total current assets	24,516,336	29,451,667
Non-current assets:
Net investment in notes receivable, less current portion	2,908,421	14,555,781
Net investment in finance leases, less current portion	30,232,353	39,046,710
Leased equipment at cost (less accumulated depreciation of $8,055,357 and $10,247,365, respectively)	13,000,000	36,961,296
Asset held for sale	—	7,600,000
Restricted cash	2,063,845	3,471,147
Other non-current assets	202	202
Total non-current assets	48,204,821	101,635,136
Total assets	$72,721,157	$131,086,803
Liabilities and Equity
Current liabilities:
Current portion of non-recourse long-term debt	$22,335,800	$22,721,924
Deferred revenue	—	155,413
Due to Managing Trustee and affiliates, net	107,406	267,764
Accrued expenses and other current liabilities	800,879	1,042,457
Current portion of seller's credit	—	5,000,000
Total current liabilities	23,244,085	29,187,558
Non-current liabilities:
Non-recourse long-term debt, less current portion	11,146,564	18,639,658
Seller's credits, less current portion	8,738,715	8,228,926
Other non-current liabilities	150,000	150,000
Total non-current liabilities	20,035,279	27,018,584
Total liabilities	43,279,364	56,206,142
Commitments and contingencies (Note 14)
Equity:
Beneficial owners’ equity:
Additional beneficial owners	30,414,292	66,475,278
Managing Trustee	(2,804,091)	(2,439,838)
Total beneficial owners' equity	27,610,201	64,035,440
Noncontrolling interests	1,831,592	10,845,221
Total equity	29,441,793	74,880,661
Total liabilities and equity	$72,721,157	$131,086,803

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Operations

	Years Ended December 31,
	2017	2016
Revenue and other income:
Finance income	$4,607,583	$10,444,370
Rental income	4,091,287	10,476,129
Time charter revenue	—	2,982,466
Loss from investment in joint ventures	(6,071)	(1,923,926)
Gain on sale of investment in joint venture	—	2,012,669
Gain on sale of assets, net	209,664	—
Gain on sale of vessels, net	59,730	303,943
Gain on extinguishment of seller's credit and interest payable	5,131,250	—
Other income	—	117,288
Total revenue and other income	14,093,443	24,412,939
Expenses:
Management fees	210,233	944,577
Administrative expense reimbursements	943,163	1,214,904
General and administrative	1,308,973	2,516,058
Interest	2,825,023	3,374,848
Depreciation	2,926,149	5,865,927
Credit loss, net	15,690,944	—
Impairment loss	23,919,230	15,493,643
Vessel operating	627,401	3,278,094
Litigation settlement expense	—	1,209,000
Total expenses	48,451,116	33,897,051
Net loss	(34,357,673)	(9,484,112)
Less: net loss attributable to noncontrolling interests	(3,993,217)	(5,794,953)
Net loss attributable to Fund Twelve Liquidating Trust	$(30,364,456)	$(3,689,159)

Net loss attributable to Fund Twelve Liquidating Trust allocable to:
Additional beneficial owners	$(30,060,811)	$(3,652,267)
Managing Trustee	(303,645)	(36,892)
	$(30,364,456)	$(3,689,159)

Weighted average number of additional beneficial interests outstanding	348,335	348,335
Net loss attributable to Fund Twelve Liquidating Trust per weighted average additional beneficial interest outstanding	$(86.30)	$(10.48)

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Changes in Equity

	Beneficial Owners' Equity
	Additional Beneficial Interests	Additional Beneficial Owners	Managing Trustee	Total Beneficial Owners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2015	348,335	$103,518,658	$(2,065,662)	$101,452,996	$24,235,274	$125,688,270
Net loss	—	(3,652,267)	(36,892)	(3,689,159)	(5,794,953)	(9,484,112)
Distributions	—	(33,391,113)	(337,284)	(33,728,397)	(7,595,100)	(41,323,497)
Balance, December 31, 2016	348,335	66,475,278	(2,439,838)	64,035,440	10,845,221	74,880,661
Net loss	—	(30,060,811)	(303,645)	(30,364,456)	(3,993,217)	(34,357,673)
Distributions	—	(6,000,175)	(60,608)	(6,060,783)	(5,020,412)	(11,081,195)
Balance, December 31, 2017	348,335	$30,414,292	$(2,804,091)	$27,610,201	$1,831,592	$29,441,793

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(34,357,673)	$(9,484,112)
Adjustments to reconcile net loss to net cash provided by operating activities:
Finance income	(3,940,929)	(6,068,564)
Loss from investment in joint ventures	6,071	1,923,926
Depreciation	2,926,149	5,865,927
Interest expense from amortization of debt financing costs	129,223	152,745
Net accretion of seller's credits and other	509,789	481,193
Gain on extinguishment of seller's credit and interest payable	(5,131,250)	—
Impairment loss	23,919,230	15,493,643
Credit loss, net	15,690,944	—
Gain on sale of investment in joint venture	—	(2,012,669)
Gain on sale of assets, net	(209,664)	—
Gain on sale of vessels, net	(59,730)	(303,943)
Changes in operating assets and liabilities:
Collection of finance leases	16,901,931	17,339,960
Restricted cash	1,407,302	38,923
Other assets	(535,484)	(4,080,671)
Accrued expenses and other current liabilities	(110,328)	(517,041)
Deferred revenue	(155,413)	(3,575)
Due to Managing Trustee and affiliates, net	(160,358)	(170,161)
Distributions from joint ventures	—	264,140
Net cash provided by operating activities	16,829,810	18,919,721
Cash flows from investing activities:
Net proceeds from sale of vessels	3,035,730	5,846,556
Proceeds from sale of leased assets	1,949,581	—
Investment in joint ventures	(6,071)	(13,915)
Distributions received from joint ventures in excess of profits	—	5,275
Proceeds from sale of investment in joint venture	—	12,067,099
Principal received on notes receivable	—	12,580,000
Net cash provided by investing activities	4,979,240	30,485,015
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(8,008,441)	(6,230,278)
Distributions to noncontrolling interests	(5,020,412)	(7,595,100)
Distributions to beneficial owners	(6,060,783)	(33,728,397)
Net cash used in financing activities	(19,089,636)	(47,553,775)
Net increase in cash and cash equivalents	2,719,414	1,850,961
Cash and cash equivalents, beginning of year	10,255,053	8,404,092
Cash and cash equivalents, end of year	$12,974,467	$10,255,053
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,156,901	$2,684,441

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2017

(1)      Organization
ICON Leasing Fund Twelve Liquidating Trust (the “Liquidating Trust”), a Delaware statutory trust, was transferred all of the assets and liabilities of ICON Leasing Fund Twelve, LLC (the “LLC” or “Fund Twelve”), a Delaware limited liability company, as of December 31, 2016. When used in these notes to consolidated financial statements, the terms “we,” “us,” “our” or similar terms refer to (i) the LLC and its consolidated subsidiaries for all periods prior to the transfer of the assets and liabilities of the LLC to the Liquidating Trust and (ii) the Liquidating Trust and its consolidated subsidiaries as of December 31, 2016 and thereafter. The terms “LLC” and “Liquidating Trust” are interchangeable, as the context so requires, when used in the consolidated financial statements.

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

The Liquidating Trust is governed by a Liquidating Trust Agreement (the “Trust Agreement”) that appointed our Manager as Managing Trustee of the Liquidating Trust. Prior to the transfer of the assets and liabilities of the LLC to the Liquidating Trust, the LLC's assets included investments in ICON Radiance, LLC, ICON Siva, LLC, ICON Victorious, LLC, ICON Mauritius MI, LLC, ICON Mauritius MI II, LLC, ICON Blackhawk, LLC, ICON Murray VII, LLC and a subordinated term loan to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”). These investments, as well as all other assets and liabilities of the LLC, were transferred to the Liquidating Trust from the LLC on December 31, 2016 in order to reduce expenses and to maximize potential distributions to beneficial owners of the Liquidating Trust.  On December 31, 2016, all Shares (as defined below) were exchanged for an equal number of beneficial interests (the “Interests”) in the Liquidating Trust.

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

Our offering period commenced on May 7, 2007 and ended on April 30, 2009. We offered shares of limited liability company interests (the “Shares”) with the intention of raising up to $410,800,000 of capital. Our initial closing date was May 25, 2007, the date on which we raised $1,200,000, the minimum offering amount. Through April 30, 2009, we sold 348,826 Shares, representing $347,686,947 of capital contributions. Through December 31, 2017, 491 Shares were repurchased pursuant to our repurchase plan.

Our operating period commenced on May 1, 2009 and ended on April 30, 2014. Our liquidation period commenced on May 1, 2014, during which we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business.

On May 30, 2017, our Managing Trustee retained ABN AMRO Securities (USA) LLC as its financial advisor to assist our Managing Trustee and us in identifying, evaluating and executing a potential sale of certain shipping and offshore energy assets currently included within our investment portfolio. We, however, cannot assure that the identification or evaluation to be performed will result in any specific sale transaction or series of transactions.

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
December 31, 2017

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

We report noncontrolling interests as a separate component of consolidated equity and net loss attributable to noncontrolling interests is included in consolidated net loss. The attribution of net loss between controlling and noncontrolling interests is disclosed on our accompanying consolidated statements of operations.

Net loss attributable to us per weighted average additional Interest outstanding is based upon the weighted average number of additional Interests outstanding during the year.

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

Restricted Cash
Cash that is restricted from use in operations is generally classified as restricted cash. Classification of changes in restricted cash within the consolidated statements of cash flows depends on the predominant source of the related cash flows. For the years ended December 31, 2017 and 2016, the predominant cash generated from restricted cash was related to the release of restricted cash sourced from rental receipts associated with our leasing operations that was previously restricted pursuant to certain provisions in the applicable non-recourse long-term debt agreements. As a result, these changes in restricted cash were classified within net cash provided by operating activities for the years ended December 31, 2017 and 2016.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2017

Debt Financing Costs
Debt financing costs associated with a recognized debt liability are netted against the carrying amount of the related debt liability and debt financing costs associated with a line of credit arrangement were capitalized and included as other assets. Such costs are amortized to interest expense over the term of the debt instrument using the effective interest rate method.

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

Asset Impairments
The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value.  If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in our consolidated statements of operations in the period the determination is made.

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
December 31, 2017

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

Notes Receivable and Revenue Recognition
Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate the loans, net of any unamortized premiums or discounts on purchased loans. We use the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment. Unearned income, discounts and premiums are amortized to finance income in our consolidated statements of operations using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our consolidated balance sheets. Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income in our consolidated statements of operations. Our notes receivable may contain a paid-in-kind (“PIK”) interest provision. Any PIK interest, if deemed collectible, will be added to the principal balance of the note receivable and is recorded as finance income.

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
December 31, 2017

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

Initial Direct Costs
We capitalize initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. We paid acquisition fees through the end of our operating period to our Managing Trustee of 3% of the purchase price of the investment made by or on our behalf, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the long-lived asset over the amount of the investment, if any.  The costs of each transaction are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in our consolidated statements of operations. Costs related to leases or other financing transactions that were not consummated are expensed.

Income Taxes
Prior to the transfer of all the assets and liabilities of the LLC to the Liquidating Trust, we were taxed as a partnership for federal and state income tax purposes. Therefore, no provision for federal and state income taxes was recorded since the liability for such taxes was the responsibility of each of the individual members rather than our business as a whole. We are potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on unincorporated trade or business operating in New York City. The UBT is imposed for each taxable year at a rate of 4% of taxable income allocated to New York City. Our federal, state and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the applicable taxing authorities. All penalties and interest, if any, associated with income taxes are included in general and administrative expense on our consolidated statements of operations. We are currently under examination by the City of New York Department of Finance related to UBT. The tax years that remain open for examination include from 2012 to 2016. We have provided for such UBT taxes related to the years open for examination, including amounts covering interest and penalties, where applicable. Conclusions regarding tax positions are

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2017

subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

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

Other Recent Accounting Pronouncements
In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. This new revenue standard may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of adoption. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date (“ASU 2015-14”), which defers implementation of ASU 2014-09 by one year. Under such deferral, the adoption of ASU 2014-09 becomes effective for us on January 1, 2018, including interim periods within that reporting period. We have completed our evaluation of the impact of ASU 2014-09 on our consolidated financial statements. Since a substantial portion of our revenue is recognized from our leasing and lending contracts, which are not subject to ASU 2014-09, the adoption of ASU 2014-09 will not have a material effect on our consolidated financial statements.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which provides guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The adoption of ASU 2016-01 becomes effective for us on January 1, 2018, including interim periods within that reporting period. We have completed our evaluation of the impact of ASU 2016-01 on our consolidated financial statements. Although certain disclosures related to methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost are no longer required, the adoption of ASU 2016-01 will not have a material effect on our consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2017

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 implements changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the recently released revenue recognition guidance. The adoption of ASU 2016-02 becomes effective for us on January 1, 2019. Early adoption is permitted. Based on our preliminary assessment, all of our leases are subject to lessor accounting and the accounting applied by a lessor is largely unchanged from that applied under current U.S. GAAP. In addition, since we are in our liquidation period and not expecting to enter into any new leases in the future and it is expected that we will apply the practical expedients as provided by the guidance, the adoption of ASU 2016-02 may not have a material effect on our consolidated financial statements. We continue to evaluate the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

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

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. We have completed our evaluation of the impact of ASU 2016-15 on our consolidated financial statements. As a result, the adoption of ASU 2016-15 will not have a material effect on our consolidated financial statements.

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The adoption of ASU 2016-18 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-18 using a retrospective transition method to each period presented. As a result of the adoption of ASU 2016-18, beginning January 1, 2018, we will include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on our consolidated statements of cash flows.

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (“ASU 2017-01”), which clarifies the definition of a business. ASU 2017-01 sets forth requirements to be met for a set to be deemed a business and establishes a practical way to determine when a set is not a business. To be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output, and removes the evaluation of whether a market participant could replace missing elements. In addition, ASU 2017-01 narrows the definition of outputs and aligns such definition with how outputs are described within the revenue guidance. The adoption of ASU 2017-01 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted for transactions that occur before the issuance date or effective date of ASU 2017-01 to the extent that such transactions have not been reported in financial statements that have been issued or made available for issuance. We have completed our evaluation of the impact of ASU 2017-01 on our consolidated financial statements. As a result, the adoption of ASU 2017-01 will not have a material effect on our consolidated financial statements.

(3)      Net Investment in Notes Receivable

As of December 31, 2017, we had net investment in notes receivable on non-accrual status of $11,700,000 and no net investment in notes receivable that was past due 90 days or more and still accruing. As of December 31, 2016, we had no net

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2017

investment in notes receivable on non-accrual status and net investment in notes receivable of $21,002,939, of which $8,281,871 was over 90 days past due and still accruing.  See below for further details regarding our note receivable related to TMA.

Net investment in notes receivable consisted of the following:

	December 31,
	2017	2016
Principal outstanding(1)	$21,002,939	$21,002,939
Credit loss reserve(2)	(9,302,939)	—
Net investment in notes receivable(3)	11,700,000	21,002,939
Less: current portion of net investment in notes receivable	8,791,579	6,447,158
Net investment in notes receivable, less current portion	$2,908,421	$14,555,781

(1) As of December 31, 2017 and 2016, total principal outstanding related to our impaired loan was $21,002,939 and $0, respectively.
(2) As of December 31, 2017, we had a credit loss reserve of $15,690,944 related to TMA, of which $6,388,005 was reserved against the accrued interest receivable included in other current assets and $9,302,939 was reserved against the current portion of net investment in notes receivable.
(3) As of December 31, 2017 and 2016, net investment in note receivable related to our impaired loan was $11,700,000 and $0, respectively.

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

On July 14, 2014, we, ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) and ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), each an entity also managed by our Managing Trustee (collectively, “ICON”), entered into a secured term loan credit facility agreement with TMA to provide a credit facility of up to $29,000,000 (the “ICON Loan”), of which our commitment of $21,750,000 was funded on August 27, 2014 (the “TMA Initial Closing Date”). The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at LIBOR, subject to a 1% floor, plus a margin of 17%.  Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. On November 24, 2014, ICON entered into an amended and restated senior secured term loan credit facility agreement with TMA pursuant to which an unaffiliated third party (the “Senior Lender”) agreed to provide a senior secured term loan in the amount of up to $89,000,000 (the “Senior Loan”, and collectively with the ICON Loan, the “TMA Facility”) to acquire two additional vessels. The TMA Facility has a term of five years from the TMA Initial Closing Date. As a result of the amendment, the margin for the ICON Loan increased to 15% and repayment of the ICON Loan became subordinated to the repayment of the Senior Loan. The TMA Facility is secured by, among other things, a first priority security interest in the four vessels and TMA’s right to the collection of hire with respect to earnings from the sub-charterer related to the four vessels. As a condition to the amendment and increased size of the TMA Facility, TMA was required to cause all four platform supply vessels to be under contract by March 31, 2015. Due to TMA’s failure to meet such condition, TMA was in technical default and in payment default while available cash was swept by the Senior Lender and applied to the Senior Loan in accordance with the loan agreement. As a result, the principal balance of the Senior Loan was paid down at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. Based on, among other things, TMA’s payment history and estimated collateral value as of December 31, 2016, our Managing Trustee believed it was likely that all outstanding principal and accrued interest under the ICON Loan would be collectible. As a result, we continued to account for our net investment in note receivable related to TMA on an accrual basis as of December 31, 2016 despite a portion of the outstanding balance being over 90 days past due. Though on an accrual basis, default interest was not accrued on either the principal balance of the note receivable or the interest receivable. In addition, interest was not assessed on the overdue principal balance of the note receivable. Our Managing Trustee continued to assess the collectability of the note receivable at each reporting date as TMA's credit quality slowly deteriorated and the fair market value of the collateral continued to decrease. During the three months ended June 30, 2017, our Managing Trustee believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Managing Trustee met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we have

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2017

a second priority security interest, our Managing Trustee determined to record a credit loss of $10,500,000 during the three months ended September 30, 2017.

On December 26, 2017, ICON, the Senior Lender and TMA entered into a restructuring support and lock-up agreement to commit to a restructuring of TMA’s outstanding debt obligations and to provide additional funding to TMA, subject to execution of definitive agreements. On January 5, 2018, ICON, the Senior Lender and TMA executed all definitive agreements including, without limitation, the second amended and restated term loan credit facility agreement in connection with the restructuring of the TMA Facility (the “Second Amendment”). Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan will be satisfied in full at a faster rate, at which time ICON will become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $6,000,000 and our note and interest receivables due from TMA was reduced to $15,000,000. As a result of this restructuring, our Managing Trustee assessed the collectability of the note receivable as of December 31, 2017 and recorded an additional credit loss of $5,190,944 for the three months ended December 31, 2017. As of December 31, 2017 and 2016, our share of the collateral value, net of the balance of the Senior Loan, was estimated to be approximately $13,500,000 and $4,800,000, respectively. As of December 31, 2017 and 2016, our net investment in note receivable related to TMA was $11,700,000 and $21,002,939, respectively. In addition, as of December 31, 2017, we have an accrued interest receivable related to TMA of $6,388,005, which has been fully reserved, resulting in a net carrying value of $0. As of December 31, 2016, our accrued interest receivable related to TMA was $5,720,333. For the years ended December 31, 2017 and 2016, we recognized finance income of $667,672 and $2,953,064, respectively, of which no amount was recognized on a cash basis.

On September 24, 2014, we, Fund Fourteen, Fund Fifteen and ICON ECI Fund Sixteen (“Fund Sixteen”), an entity also managed by our Managing Trustee, entered into a secured term loan credit facility agreement with Premier Trailer Leasing, Inc. (“Premier Trailer”) to provide a credit facility of up to $20,000,000, of which our commitment of $10,000,000 was funded on such date. The loan bore interest at LIBOR, subject to a 1% floor, plus 9% per year, and was scheduled to mature on September 24, 2020. The loan was secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer. On August 9, 2016, Premier Trailer satisfied its obligations in connection with the loan by making a prepayment of $10,327,777, comprised of all outstanding principal, accrued interest and a prepayment fee of $200,000. The prepayment fee was recognized as additional finance income.

Credit loss allowance activities for the years ended December 31, 2017 and 2016 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2015	$—
Provisions	—
Write-offs, net of recoveries	—
Allowance for credit loss as of December 31, 2016	$—
Provisions	15,690,944
Write-offs, net of recoveries	—
Allowance for credit loss as of December 31, 2017	$15,690,944

(4)      Net Investment in Finance Leases
As of December 31, 2017 and 2016, we had no net investment in finance leases on non-accrual status and no net investment in finance leases that was past due 90 days or more and still accruing.

Net investment in finance leases consisted of the following:

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2017

	December 31,
	2017	2016
Minimum rents receivable	$45,640,500	$56,640,856
Estimated guaranteed residual values	—	4,316,144
Initial direct costs	636,338	919,766
Unearned income	(13,366,520)	(16,005,446)
Net investment in finance leases	32,910,318	45,871,320
Less: current portion of net investment in finance leases	2,677,965	6,824,610
Net investment in finance leases, less current portion	$30,232,353	$39,046,710

Marine Vessels
On March 21, 2014, a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two LPG tanker vessels, the EPIC Bali and the EPIC Borneo (f/k/a the SIVA Coral and the SIVA Pearl, respectively) (collectively, the “EPIC Vessels”), from Foreguard Shipping I Global Ships Ltd. (f/k/a Siva Global Ships Limited) (“Foreguard Shipping”) for an aggregate purchase price of $41,600,000. The EPIC Bali and the EPIC Borneo were delivered on March 28, 2014 and April 8, 2014, respectively. The EPIC Vessels were bareboat chartered to an affiliate of Foreguard Shipping for a period of eight years upon the delivery of each respective vessel. The EPIC Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan from DVB Group Merchant Bank (Asia) Ltd. (“DVB Asia”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit. During the year ended December 31, 2016, an event of default was continuing under the bareboat charters, as well as the loan agreement with DVB Asia, as a result of a change of control of the bareboat charter guarantor, an affiliate of Foreguard Shipping. On December 26, 2017, the indirect subsidiaries amended the bareboat charters with Foreguard Shipping to, among other things, waive the continuing event of default and increase the monthly charter hire payable by Foreguard Shipping for each vessel. In addition, Foreguard Shipping paid an aggregate amendment fee of $1,087,512. On December 26, 2017, the indirect subsidiaries also amended the loan agreement with DVB Asia to, among other things, waive the continuing event of default and provide for an aggregate partial prepayment on the senior secured loan of $1,240,000. On February 14, 2018, Foreguard Shipping purchased the EPIC Vessels from the indirect subsidiaries for an aggregate purchase price of $32,412,488. A portion of the proceeds from the sale of the EPIC Vessels was used to satisfy in full the related outstanding non-recourse long-term debt obligations of $14,553,215.

Mining Equipment

On March 4, 2014, a joint venture owned 60% by us, 15% by Fund Fourteen, 15% by Fund Fifteen and 10% by Fund Sixteen purchased mining equipment from an affiliate of Blackhawk Mining, LLC (“Blackhawk”). Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of $25,359,446 was funded by $17,859,446 in cash and $7,500,000 of non-recourse long-term debt. On December 7, 2016, the joint venture amended the lease with Blackhawk to, among other things, add, revise and/or waive Blackhawk's breach of certain financial covenants and received an amendment fee of $150,000. On July 21, 2017, Blackhawk satisfied its remaining lease obligations by making a prepayment of $7,753,666. As a result, we recognized finance income of $353,373.

Trucks and Trailers
On March 28, 2014, a joint venture owned 60% by us, 27.5% by Fund Fifteen and 12.5% by Fund Sixteen purchased trucks, trailers and other equipment from subsidiaries of D&T Holdings, LLC (“D&T”) for $12,200,000. Simultaneously, the trucks, trailers and other equipment were leased to D&T and its subsidiaries for 57 months. On September 15, 2014, the lease agreement with D&T was amended to allow D&T to increase its capital expenditure limit. In consideration for agreeing to such increase, lease payments of $1,480,000 that were scheduled to be paid in 2018 were paid by October 31, 2014.  In addition, the joint venture received an amendment fee of $100,000, which was recognized as finance income throughout the remaining lease term.  On January 14, 2016, D&T satisfied its remaining lease obligations by making a prepayment of $8,000,000. In addition, D&T exercised its option to repurchase all assets under the lease for $1, upon which title was transferred. As a result of the prepayment, we recognized finance income of approximately $1,400,000.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2017

Non-cancelable minimum annual amounts due on investment in finance leases over the next five years and thereafter were as follows at December 31, 2017:

Years Ending December 31,
2018	$5,169,500
2019	5,112,000
2020	5,112,000
2021	5,112,000
2022	25,135,000
Thereafter	—
$45,640,500

(5)      Leased Equipment at Cost
Leased equipment at cost consisted of the following:

	December 31,
	2017	2016
Offshore oil field services equipment	$21,055,357	$40,350,587
Mining equipment	—	6,858,074
Leased equipment at cost	21,055,357	47,208,661
Less: accumulated depreciation	8,055,357	10,247,365
Leased equipment at cost, less accumulated depreciation	$13,000,000	$36,961,296

Depreciation expense was $2,926,149 and $5,688,540 for the years ended December 31, 2017 and 2016, respectively.

Marine Vessels
On June 12, 2014, a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen purchased an offshore supply vessel from Pacific Crest Pte. Ltd. (“Pacific Crest”) for $40,000,000. Simultaneously, the vessel was bareboat chartered to Pacific Crest for ten years. The vessel was acquired for approximately $12,000,000 in cash, $26,000,000 of financing through a senior secured loan from DVB Asia and $2,000,000 of financing through a subordinated, non-interest-bearing seller’s credit. Since July 2017, Pacific Crest has failed to make its monthly charter payments and our Managing Trustee was advised in July 2017 that Pacific Crest is engaged in discussions with its lenders regarding a potential restructuring of its outstanding debt obligations. As a result, we performed an impairment test on the vessel. Based on such test, we recorded an impairment loss of $14,661,525 during the three months ended June 30, 2017. In addition, our Managing Trustee determined to reduce the estimated residual value from $15,300,000 to $13,000,000. As a result of the impairment loss and the change in residual value, our monthly depreciation has decreased by $148,279, effective July 1, 2017. In addition, commencing July 1, 2017, we ceased recognizing rental income on the lease.

As part of our annual assessment of asset impairment, our Managing Trustee obtained third-party valuations related to the offshore supply vessel. Based on such valuations, our Managing Trustee concluded that an impairment existed and as a result, we recorded an additional impairment loss of $4,633,705 during the three months ended December 31, 2017. The fair market value of the vessel was based on third-party valuations using a combination of the market approach and the income approach. As a result of the impairment loss and the change in residual value, our monthly depreciation has decreased by an additional $18,531, effective January 1, 2018.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2017

Mining Equipment

On September 18, 2014, a joint venture owned 55.817% by us and 44.183% by Hardwood Partners, LLC purchased mining equipment for $6,789,928. The equipment was subject to a 36-month lease with Murray Energy Corporation and certain of its affiliates (collectively, "Murray"), which was scheduled to expire on September 30, 2017. On October 3, 2017, Murray purchased the equipment pursuant to the terms of the lease for $1,949,583. As a result, we recognized a gain on sale of assets of $201,680. Pursuant to a remarketing agreement with a third party, we paid a remarketing fee of $100,841 as part of the transaction.

Aggregate annual minimum future rentals receivable from our non-cancelable lease related to our leased equipment at cost over the next five years and thereafter consisted of the following at December 31, 2017:

Years Ending December 31,
2018	$7,025,250
2019	4,641,000
2020	4,653,750
2021	4,653,750
2022	4,653,750
Thereafter	6,591,750
$32,219,250

(6)       Vessels
On April 1, 2014, the Aegean Express and the Cebu Trader (f/k/a the Arabian Express) were returned to us in accordance with the terms of the charters. Upon redelivery, the bareboat charters were terminated and we assumed the underlying time charters for the vessels. As we assumed operational responsibility for the vessels, we simultaneously contracted with Fleet Ship Management Inc. to manage the vessels on our behalf. As of June 30, 2016, the Aegean Express and the Cebu Trader met the criteria to be classified as assets held for sale and no further depreciation was recorded on the vessels. Depreciation expense was $0 and $177,387 for the years ended December 31, 2017 and 2016, respectively. In September 2016, the Aegean Express and the Cebu Trader were sold to unaffiliated third parties for a gross purchase price of $3,000,000 and $3,200,000, respectively. After deducting selling costs of $353,444, we recorded an aggregate gain on sale of $303,943 during the year ended December 31, 2016. For the year ended December 31, 2016, pre-tax loss associated with the vessels was $174,775.

(7)       Asset Held for Sale
On March 24, 2009, we and Swiber Engineering Ltd. (“Swiber”) entered into a joint venture owned 51% by us and 49% by Swiber for the purpose of purchasing a 300-man accommodation and work barge, the Swiber Chateau (f/k/a the Swiber Victorious). Simultaneously with the purchase, the barge was chartered to Swiber Offshore Marine Pte. Ltd., an affiliate of Swiber (“Swiber Offshore”), for 96 months, which expired on March 23, 2017. The Swiber Chateau was purchased for $42,500,000, which was funded by (i) a $19,125,000 equity investment from us, (ii) a $18,375,000 contribution-in-kind by Swiber and (iii) a $5,000,000 subordinated, non-recourse and unsecured payable from Swiber. The payable bore interest at 3.5% per year and was recorded within seller's credits on our consolidated balance sheet as of December 31, 2016. Due to various defaults by Swiber Offshore under the charter, the joint venture was not required to pay to Swiber principal and interest outstanding under the payable as further described below.  Swiber Holdings Ltd. (“Swiber Holdings”), the parent company of Swiber and Swiber Offshore (together with Swiber and Swiber Offshore, the “Swiber Group”), guaranteed the payment and performance obligations of Swiber Offshore and its affiliates under all transaction documents.

During the three months ended June 30, 2016, we obtained a third-party appraisal indicating that the fair market value of the barge as of June 27, 2016 was $17,875,000, which was below the net carrying value. As a result, we performed an impairment test on the barge. Based on such test, we recorded an impairment loss of $5,218,643 during the three months ended June 30, 2016. Swiber Offshore failed to make its monthly charter payments to the joint venture from July 2016 through the expiration of the charter in March 2017. Pursuant to the joint venture’s operating agreement, in the event that, among other things, (i) there was a default by Swiber Offshore under the charter, or (ii) the fair market value of the barge was less than $21,000,000, all of Swiber’s interests in the distributions, net cash flow, net profits and net proceeds resulting

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2017

from the joint venture would be subordinated to our rights in such distributions, net cash flow, net profits and net proceeds until such time that we received in distribution the return of the full amount of our contribution to the joint venture and a return at a monthly compounded rate equal to 15.51% per year (the “Preferred Equity Interest”).  As the then current fair market value of the barge was less than $21,000,000, our Managing Trustee concluded that, commencing June 27, 2016, Swiber’s rights to the distributions, net cash flow, net profits and net proceeds were subordinated and Swiber should incur first loss resulting from the joint venture. Accordingly, the impairment loss recorded as of June 30, 2016 of $5,218,643 was allocated entirely to Swiber, the noncontrolling interest holder.

On July 27, 2016, Swiber Holdings filed a petition in Singapore to wind up and liquidate the company. On July 29, 2016, Swiber Holdings withdrew its petition for winding up and liquidation and submitted an application for court-supervised judicial management. In November 2016, we obtained an updated third-party appraisal indicating that the fair market value of the barge decreased to $14,770,000, which was below the net carrying value. As a result, we recorded an additional impairment loss of $3,105,000 during the three months ended September 30, 2016, which was allocated entirely to Swiber due to our Preferred Equity Interest.

On November 28, 2016, Swiber Offshore filed an application for voluntary winding up and liquidation in Singapore. Our Managing Trustee engaged in discussions with the court-appointed judicial manager of Swiber Holdings to, among other things, communicate our intention to sell the barge. During the three months ended December 31, 2016, our Managing Trustee commenced the process of marketing the barge for sale and as a result, the barge met the criteria to be classified as asset held for sale on our consolidated balance sheet as of December 31, 2016. As a result of (i) Swiber Offshore’s and Swiber Holdings’ default on their respective obligations under the charter and the guaranty, respectively, (ii) Swiber Offshore and Swiber Holdings being subject to voluntary winding up and judicial management proceedings, respectively, (iii) a decrease in the fair market value of the Swiber Chateau and (iv) the barge being classified as asset held for sale as of December 31, 2016, we recorded an additional impairment loss of $7,170,000 during the remainder of 2016 to write down the barge to its estimated fair value less cost to sell of $7,600,000 of which only $383,329 was allocated to Swiber as the balance of its noncontrolling interest in the joint venture had been reduced to zero.

During 2017, we repossessed the Swiber Chateau. As a result of advanced negotiations for the sale of the Swiber Chateau to a potential third-party purchaser, we further wrote down the barge by $900,000 during the three months ended March 31, 2017 to its estimated fair value less cost to sell based on the negotiated purchase price. Subsequently, this proposed sale transaction fell through. During the three months ended June 30, 2017, we resumed marketing the Swiber Chateau for sale and were in negotiations with another potential purchaser. Based on such negotiations, our Managing Trustee determined to record an additional impairment loss of $1,700,000 during the three months ended June 30, 2017. Subsequently, this proposed sale transaction also fell through. During the three months ended September 30, 2017, our Managing Trustee resumed marketing the Swiber Chateau for sale and entered into a memorandum of agreement to sell the barge. As a result, we recorded an additional impairment loss of $2,024,000 during the three months ended September 30, 2017 based on the estimated fair value less cost to sell. On December 29, 2017, we sold the Swiber Chateau to a third-party purchaser for $3,175,000. As a result, we recognized a gain on sale of $59,730.

Pursuant to the purchase and charter agreement, upon expiration of the charter on March 23, 2017, the joint venture’s obligation to pay to Swiber principal and interest outstanding under the payable of $5,131,250 was extinguished as a result of the continuing defaults under the transaction documents by the Swiber Group. The gain on extinguishment of the seller's credit and the related interest payable of $5,131,250 was allocated entirely to us during the year ended December 31, 2017 due to our Preferred Equity Interest.

For the years ended December 31, 2017 and 2016, pre-tax loss associated with the Swiber Chateau was $522,716 and $13,431,883, respectively, of which pre-tax loss attributable to us was $522,716 and $5,735,174, respectively.

(8)      Investment in Joint Ventures
On March 29, 2011, ICON AET Holdings, LLC (“ICON AET”), a joint venture owned 25% by us and 75% by Fund Fourteen, acquired two aframax tankers and two very large crude carriers (the “VLCCs”). Our contribution to the joint venture was $12,166,393. The VLCCs, the Eagle Vermont and the Eagle Virginia, were each acquired for $72,000,000 and were simultaneously bareboat chartered to AET Inc. Limited (“AET”) for a period of 10 years. During 2014, the two aframax

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2017

tankers were sold to third-party purchasers and all related debt obligations associated with such aframax tankers were satisfied in full. On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON AET for net sales proceeds of $48,798,058, and we recorded a gain on sale of investment in joint venture of $2,012,669.

On December 22, 2011, a joint venture owned 25% by us and 75% by Fund Fourteen made a $20,124,000 subordinated term loan to Jurong Aromatics Corporation Pte. Ltd. (“JAC”) as part of a $171,050,000 term loan facility. Our initial contribution to this joint venture was $6,313,875. On May 15, 2013, a joint venture owned 21% by us, 39% by ICON Leasing Fund Eleven Liquidating Trust (formerly, ICON Leasing Fund Eleven, LLC) (“Fund Eleven”), an entity also managed by our Managing Trustee, and 40% by Fund Fifteen purchased a portion of a $208,038,290 subordinated credit facility for JAC from Standard Chartered Bank for $28,462,500. Our initial contribution to this joint venture was $6,456,034. The loan and the facility initially bore interest at rates ranging between 12.5% and 15% per year and were scheduled to mature in January 2021. As a result of JAC’s failure to make an expected payment that was due to the joint ventures during the three months ended March 31, 2015, the interest rate payable by JAC under the loan and the facility increased from 12.5% to 15.5%. The loan and the facility were secured by a second priority security interest in all of JAC’s assets, which included, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

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

In January 2016, our Managing Trustee engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Managing Trustee anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s manufacturing facility to recommence operations. In July 2016, the tolling arrangement was implemented and the manufacturing facility resumed operations. Although JAC's manufacturing facility resumed operations, no debt payments were made by JAC to the joint ventures while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could have been up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Managing Trustee determined that the joint ventures’ ultimate collectability of the loan and the facility was further in doubt. As of June 30, 2016, our Managing Trustee updated its quarterly assessment by considering (i) a comparable enterprise value derived from EBITDA multiples; (ii) the average trading price of unsecured distressed debt in comparable industries and (iii) the additional senior debt incurred by JAC, which had priority over the joint ventures’ loan and facility. Based upon this reassessment, our Managing Trustee determined that the joint ventures should fully reserve the outstanding balance of the loan and facility due from JAC as of June 30, 2016. As a result, the joint ventures recorded an additional total credit loss of $10,137,863 for the three months ended June 30, 2016, of which our share was $2,319,835. During the fourth quarter of 2016, the Receiver formally commenced the process of marketing JAC’s manufacturing facility for sale.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2017

As of December 31, 2016, the total net investment in notes receivable held by the joint ventures was $0 and our total investment in the joint ventures was $0. On September 12, 2017, our Managing Trustee received a formal notice from the Receiver notifying us that on August 28, 2017, the Receiver concluded a sale of substantially all of the assets of JAC (including the manufacturing facility) to a third party and confirmed that no sales proceeds would be distributed to the subordinated lenders, including the joint ventures. As a result, the joint ventures wrote off an aggregate credit loss reserve and corresponding balances related to the loan and the facility of $70,396,746 during the three months ended September 30, 2017. The joint ventures did not recognize any finance income related to JAC for the years ended December 31, 2017 and 2016.

(9)      Non-Recourse Long-Term Debt
As of December 31, 2017 and 2016, we had the following non-recourse long-term debt:

	December 31,
Counterparty	2017	2016	Maturity	Rate
DVB Group Merchant Bank (Asia) Ltd.	$33,810,800	$39,465,000	2021-2022	5.04%-6.1225%
People's Capital and Leasing Corp.	—	2,354,242	2018	6.50%
Total principal outstanding on non-recourse long-term debt	33,810,800	41,819,242
Less: debt issuance costs	328,436	457,660
Total non-recourse long-term debt	33,482,364	41,361,582
Less: current portion of non-recourse long-term debt	22,335,800	22,721,924
Total non-recourse long-term debt, less current portion	$11,146,564	$18,639,658

All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the lessee was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of December 31, 2017 and 2016, the total carrying value of assets subject to non-recourse long-term debt was $45,910,318 and $79,790,314, respectively.

On March 4, 2014, a joint venture owned 60% by us, 15% by Fund Fourteen, 15% by Fund Fifteen and 10% by Fund Sixteen financed the acquisition of certain mining equipment that was on lease to Blackhawk and its affiliates by entering into a non-recourse loan agreement with People’s Capital and Leasing Corp. (“People’s Capital”) in the amount of $7,500,000.  People’s Capital received a first priority security interest in such mining equipment. The loan bore interest at a rate of 6.5% per year and was scheduled to mature on February 1, 2018. On July 21, 2017, a portion of the proceeds from the prepayment made by Blackhawk was used to satisfy our remaining non-recourse long-term debt obligations to People’s Capital of $1,204,661.

On March 21, 2014, a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen financed the acquisition of the EPIC Vessels by entering into a non-recourse loan agreement with DVB Asia in the amount of $24,800,000.  The loan bore interest at a rate of 6.1225% per year and was scheduled to mature on March 25, 2022. On October 20, 2016, we were notified of an event of default as a result of a change of control of the bareboat charter guarantor, an affiliate of Foreguard Shipping. The lender reserved, but did not exercise, its rights under the loan agreement. As a result of such default, we classified the entire outstanding balance of the debt of $18,465,000 to current liabilities as of December 31, 2016. On December 26, 2017, we amended the loan agreement with DVB Asia to, among other things, waive the continuing event of default and provide for an aggregate partial prepayment of $1,240,000. As of December 31, 2017, we were in compliance with all covenants related to our non-recourse long-term debt associated with the EPIC Vessels.

On June 9, 2014, a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen financed the acquisition of an offshore supply vessel from Pacific Crest by entering into a non-recourse loan agreement with DVB Asia in the amount of $26,000,000. The senior secured loan bears interest at a rate of 5.04% per year and matures on June 24, 2021. On December 21, 2017, we were notified of an event of default as a result of payment defaults and non-compliance with certain financial covenants. The lender has reserved, but not exercised, its rights under the loan agreement. As a result

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2017

of such default, we classified the entire outstanding balance of the debt of $18,315,800 to current liabilities as of December 31, 2017.

As of December 31, 2017 and 2016, we had capitalized net debt financing costs of $328,436 and $457,660, respectively. For the years ended December 31, 2017 and 2016, we recognized additional interest expense of $129,223 and $152,745, respectively, related to the amortization of debt financing costs.

The aggregate maturities of non-recourse long-term debt over the next five years and thereafter were as follows at December 31, 2017:

Years Ending December 31,
2018	$22,335,800
2019	3,400,000
2020	3,400,000
2021	3,400,000
2022	1,275,000
Thereafter	—
$33,810,800

At December 31, 2017, we were in compliance with all covenants related to our non-recourse long-term debt, except as disclosed above.

(10)      Transactions with Related Parties
We paid our Managing Trustee (i) management fees ranging from 1% to 7% based on a percentage of the rentals and other contractual payments recognized either directly by us or through our joint ventures and (ii) acquisition fees, through the end of our operating period, of 3% of the purchase price (including indebtedness incurred or assumed therewith) of, or the value of the long-lived assets secured by or subject to, each of our investments. Our Managing Trustee was not paid acquisition fees or management fees for additional investments initiated during the liquidation period, although management fees continued to be paid for investments that were part of our portfolio prior to the commencement of the liquidation period through November 30, 2017. Effective December 1, 2017, our Managing Trustee waived all future management fees. Our Managing Trustee has a 1% interest in our profits, losses, distributions and liquidation proceeds.

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

We paid distributions to our Managing Trustee of $60,608 and $337,284 for the years ended December 31, 2017 and 2016, respectively. Our Managing Trustee’s interest in our net loss for the years ended December 31, 2017 and 2016 was $303,645 and $36,892, respectively.

Fees and other expenses incurred by us to our Managing Trustee or its affiliates were as follows:

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2017

			Years Ended December 31,
Entity	Capacity	Description	2017	2016
ICON Capital, LLC	Managing Trustee	Management fees (1)	$210,233	$944,577
ICON Capital, LLC	Managing Trustee	Administrative expense
		reimbursements (1)	943,163	1,214,904
			$1,153,396	$2,159,481
(1) Amount charged directly to operations.

At December 31, 2017 and 2016, we had a net payable due to our Managing Trustee and affiliates of $107,406 and $267,764, respectively, primarily related to administrative expense reimbursements.

In June 2016, we sold our interests in a certain joint venture to an unaffiliated third party. In connection with the sale, the third party required that an affiliate of our Managing Trustee provide bookkeeping and administrative services related to such asset for a fee.

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

The following tables summarize the valuation of our material non-financial assets measured at fair value on a nonrecurring basis, which is presented as of the date the impairment loss was recorded, while the carrying value of the assets is presented as of December 31, 2017 or 2016, as applicable:

	Carrying Value at	Fair Value at Impairment Date				Impairment Loss for the Year Ended December 31, 2017
	December 31, 2017	Level 1	Level 2	Level 3
Leased equipment at cost	$13,000,000	$—	$—	$13,000,000	(1)	$19,295,230

(1) There were nonrecurring fair value measurements in relation to the impairment loss recorded as of June 30, 2017 and December 31, 2017 related to the offshore supply vessel on charter to Pacific Crest. As of June 30, 2017 and December 31, 2017, the fair value was $18,000,000 and $13,000,000, respectively.

Since July 2017, Pacific Crest has failed to make its monthly charter payments and our Managing Trustee was advised in July 2017 that Pacific Crest is engaged in discussions with its lenders regarding a potential restructuring of its outstanding debt obligations. As a result, we performed an impairment test on the vessel. Based on such test, we recorded an impairment loss of $14,661,525 during the three months ended June 30, 2017. As of June 30, 2017, the estimated fair market value of the offshore supply vessel was based on a third-party valuation using a market approach. The estimated fair market value was based on inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3. As part of our annual assessment of asset impairment, our Managing Trustee obtained third-party valuations related

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2017

to the offshore supply vessel. Based on such valuations, our Managing Trustee concluded that an impairment existed and as a result, recorded an additional impairment loss of $4,633,705 during the three months ended December 31, 2017. The fair market value of the vessel was based on third-party valuations using a combination of the market approach and the income approach.

	Carrying Value at December 31, 2017	Fair Value at Impairment Date				Impairment Loss for the Year Ended December 31, 2017
		Level 1	Level 2	Level 3
Asset held for sale	$—	$—	$—	$3,100,000	(1)	$4,624,000

(1) There were nonrecurring fair value measurements in relation to the impairment loss recorded as of March 31, 2017, June 30, 2017 and September 30, 2017 related to the Swiber Chateau. As of March 31, 2017, June 30, 2017 and September 30, 2017, the fair value was $7,000,000, $5,350,000 and $3,100,000, respectively.

During the three months ended March 31, 2017, as a result of advanced negotiations for the sale of the Swiber Chateau to a potential third-party purchaser, we further wrote down the barge by $900,000 to its estimated fair value less cost to sell based on the negotiated purchase price. Subsequently, this proposed sale transaction fell through. During the three months ended June 30, 2017, we resumed marketing the Swiber Chateau for sale and were in negotiations with another potential purchaser. Based on such negotiations, our Managing Trustee determined to record an additional impairment loss of $1,700,000 during the three months ended June 30, 2017. Subsequently, this proposed sale transaction also fell through. During the three months ended September 30, 2017, our Managing Trustee resumed marketing the Swiber Chateau for sale and entered into a memorandum of agreement to sell the barge. As a result, we recorded an additional impairment loss of $2,024,000 during the three months ended September 30, 2017. The net carrying value of such asset held for sale of $2,976,000 as of September 30, 2017 represents the estimated fair value of the Swiber Chateau of $3,100,000 less cost to sell. The estimated fair value of the Swiber Chateau and cost to sell for each quarter were based on inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3.

On December 29, 2017, the Swiber Chateau was sold to an unaffiliated third party and a gain on sale of $59,730 was recognized.

	Carrying Value at December 31, 2016	Fair Value at Impairment Date				Impairment Loss for the Year Ended December 31, 2016
		Level 1	Level 2	Level 3
Asset held for sale	$7,600,000	$—	$—	$8,000,000	(1)	$15,493,643

(1) There were nonrecurring fair value measurements in relation to the impairment loss recorded as of June 30, 2016, September 30, 2016 and December 31, 2016 related to the Swiber Chateau. As of June 30, 2016, September 30, 2016 and December 31, 2016, the fair value was $17,875,000, $14,770,000 and $8,000,000, respectively.

During the three months ended June 30, 2016, September 30, 2016 and December 31, 2016, we identified impairment indicators and measured our leased equipment at cost related to the Swiber Chateau for impairment purposes. The estimated fair value of such leased equipment at cost at June 30, 2016 was based on an independent third-party valuation using a combination of the cost and sales comparison approach. The estimated fair value of such leased equipment at cost at September 30, 2016 was based on an updated independent third-party valuation using a cost approach. During the three months ended December 31, 2016, the Swiber Chateau met the criteria to be classified as asset held for sale on our consolidated balance sheets resulting in a reclassification from leased equipment at cost to asset held for sale. The carrying value of such asset held for sale of $7,600,000 represents the estimated fair value of the Swiber Chateau of $8,000,000 less cost to sell. As of December 31, 2016, the estimated fair value of the Swiber Chateau was derived from the expected sale price based on third-party bids. The estimated fair value of the Swiber Chateau and cost to sell were based on inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3.

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
December 31, 2017

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

The estimated fair value of our fixed-rate note receivable was based on the discounted value of future cash flows related to the loan at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The estimated fair value of our fixed-rate non-recourse long-term debt and seller’s credits was based on the discounted value of future cash flows related to the debt and seller’s credits based on a discount rate derived from the margin at inception, adjusted for material changes in risk, plus the applicable fixed rate based on the current interest rate curve. The fair value of the principal outstanding on our fixed-rate note receivable was derived using discount rates ranging between 14% and 16% as of December 31, 2017. The fair value of the principal outstanding on fixed-rate non-recourse long-term debt and the seller’s credits was derived using discount rates ranging between 5.4% and 8.3% as of December 31, 2017.

	December 31, 2017
	Carrying Value	Fair Value (Level 3)
Principal outstanding on fixed-rate note receivable	$11,700,000	$11,400,000

Principal outstanding on fixed-rate non-recourse long-term debt	$33,810,800	$28,782,500

Seller's credits	$8,738,715	$8,549,672

(12)    Concentrations of Risk
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

At times, our cash and cash equivalents may exceed insured limits. We have placed these funds in high-quality institutions in order to minimize the risk of loss relating to exceeding insured limits.

For the years ended December 31, 2017 and 2016, we had four and five lessees that accounted for 92.3% and 78.3% of our rental and finance income, respectively. No other lessees or borrowers accounted for more than 10% of our rental and finance income.

As of December 31, 2017, we had two lessees and one borrower that accounted for 79.2% of total assets.

As of December 31, 2016, we had three lessees and one borrower that accounted for 69.1% of total assets.

As of December 31, 2017 and 2016, we had one lender that accounted for 77.4% and 69.4% of total liabilities, respectively.

(13)    Geographic Information
Geographic information for revenue, long-lived assets and other assets deemed relatively illiquid, based on the country of origin, was as follows:

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2017

	Year Ended December 31, 2017
	North America	Europe	Asia	Vessels(a)	Total
Revenue:
Finance income	$1,085,700	$—	$—	$3,521,883	$4,607,583
Rental income	$1,624,541	$—	$—	$2,466,746	$4,091,287
Income (loss) from investment in joint ventures	$888	$—	$(6,959)	$—	$(6,071)

	At December 31, 2017
	North America	Europe	Asia	Vessels(a)	Total
Long-lived assets:
Net investment in notes receivable	$—	$—	$—	$11,700,000	$11,700,000
Net investment in finance leases	$—	$—	$—	$32,910,318	$32,910,318
Leased equipment at cost, net	$—	$—	$—	$13,000,000	$13,000,000

	Year Ended December 31, 2016
	North America	Europe	Asia	Vessels(a)	Total
Revenue:
Finance income	$4,547,439	$—	$—	$5,896,931	$10,444,370
Rental income	$2,166,054	$—	$—	$8,310,075	$10,476,129
Time charter revenue	$—	$—	$—	$2,982,466	$2,982,466
Loss from investment in joint ventures	$—	$—	$(1,923,926)	$—	$(1,923,926)

	At December 31, 2016
	North America	Europe	Asia	Vessels(a)	Total
Long-lived assets:
Net investment in notes receivable	$—	$—	$—	$21,002,939	$21,002,939
Net investment in finance leases	$10,273,851	$—	$—	$35,597,469	$45,871,320
Leased equipment at cost, net	$3,042,302	$—	$—	$33,918,994	$36,961,296
Asset held for sale	$—	$—	$—	$7,600,000	$7,600,000

(a) Vessels are generally free to trade worldwide.

(14)    Commitments and Contingencies
At the time we acquire or divest of our interest in an equipment lease or other financing transaction, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. Our Managing Trustee believes that any liability of ours that may arise as a result of any such indemnification obligations may or may not have a material adverse effect on our consolidated financial condition or results of operations as a whole. In addition, at times we may seek to enforce our rights under a personal guaranty in order to collect amounts from the guarantor that are owed to us by a defaulting borrower or lessee. Gain contingencies may arise from enforcement of such guaranty, but are not recognized until realizable. We are currently seeking to recover a judgment issued in our favor against a guarantor covering amounts owed to us related to a lease with MWU Universal, Inc. and certain of its subsidiaries.

In connection with certain debt obligations, we are required to maintain restricted cash accounts with certain banks. At December 31, 2017, we had restricted cash of $2,063,845.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2017

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

On December 26, 2017, ICON, the Senior Lender and TMA entered into a restructuring support and lock-up agreement under which ICON agreed to, among other things, commit to fund an additional $8,000,000 to TMA in exchange for (i) all amounts payable under the Senior Loan will be satisfied in full at a faster rate, at which time ICON will become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. The transactions contemplated by the restructuring support and lock-up agreement were subject to execution of definitive agreements. On January 5, 2018, definitive agreements were executed and as a result, we funded our additional commitment of $6,000,000 and our note and interest receivables due from TMA was reduced to $15,000,000.

(15)    Income Tax Reconciliation (unaudited)
At December 31, 2017 and 2016, the beneficial owners’ equity included in the consolidated financial statements totaled $27,610,201 and $64,035,440, respectively. The beneficial owners’ capital for federal income tax purposes at December 31, 2017 and 2016 totaled $61,341,114 and $73,456,242, respectively. The difference arises primarily from sales and offering expenses reported as a reduction in the additional beneficial owner equity accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in depreciation and amortization, credit loss, state income tax, and taxable income or loss attributable to noncontrolling interests and from joint ventures, between financial reporting purposes and federal income tax purposes.

The following table reconciles net loss attributable to us for financial statement reporting purposes to net loss attributable to us for federal income tax purposes:

	Years Ended December 31,
	2017	2016
Net loss attributable to Fund Twelve Liquidating Trust per consolidated financial statements	$(30,364,456)	$(3,689,159)
Depreciation and amortization	—	(2,033,618)
Taxable (loss) income from joint ventures	(5,257,755)	4,094,311
Loss on sale of vessels	—	(23,138,568)
Taxable (loss) income attributable to noncontrolling interests	(4,004,616)	1,462,355
Credit loss add-back	15,690,944	—
State income tax	347,732	114,872
Other	(7,891)	(257,647)
Net loss attributable to Fund Twelve Liquidating Trust for federal income tax purposes	$(23,596,042)	$(23,447,454)

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2017, our Managing Trustee carried out an evaluation, under the supervision and with the participation of the management of our Managing Trustee, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Trustee’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Trustee’s disclosure controls and procedures were effective.

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

Our Managing Trustee assessed the effectiveness of its internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework” as issued in 2013.

Based on its assessment, our Managing Trustee believes that, as of December 31, 2017, its internal control over financial reporting is effective.

Changes in internal control over financial reporting
There were no changes in our Managing Trustee’s internal control over financial reporting during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Name	Age	Title
Michael A. Reisner	47	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	45	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Christine H. Yap	47	Managing Director and Principal Financial and Accounting Officer

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

Item 11. Executive Compensation

We have no directors or officers. Our Managing Trustee and its affiliates were paid or we accrued the following compensation and reimbursement for costs and expenses:

			Years Ended December 31,
Entity	Capacity	Description	2017	2016
ICON Capital, LLC	Managing Trustee	Management fees (1)	$210,233	$944,577
ICON Capital, LLC	Managing Trustee	Administrative expense reimbursements (1)	943,163	1,214,904
			$1,153,396	$2,159,481

(1) Amount charged directly to operations.

Our Managing Trustee also has a 1% interest in our profits, losses, distributions and liquidation proceeds. We paid distributions to our Managing Trustee of $60,608 and $337,284 for the years ended December 31, 2017 and 2016, respectively. Our Managing Trustee’s interest in the net loss attributable to us was $303,645 and $36,892 for the years ended December 31, 2017 and 2016, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the Managing Trustee and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)	As of March 27, 2018, no directors or officers of our Managing Trustee own any of our equity securities.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence
See “Item 11. Executive Compensation” for a discussion of our related party transactions. See Notes 8 and 10 to our consolidated financial statements for a discussion of our investments in joint ventures and transactions with related parties, respectively.

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

Item 14. Principal Accounting Fees and Services
During the years ended December 31, 2017 and 2016, our auditors provided audit services relating to our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work.

Ernst & Young LLP (“EY”) was our independent registered public accounting firm for 2016 and a portion of 2017. On June 30, 2017, we dismissed EY as our independent registered public accounting firm. On July 6, 2017, we engaged RSM US LLP (“RSM”) as our independent registered public accounting firm for the year ending December 31, 2017. The following table presents the fees for both audit and non-audit services rendered by EY and RSM, as applicable, for the years ended December 31, 2017 and 2016:

Principal Audit Firm - RSM US LLP	December 31,
	2017	2016
Audit fees	$215,250	$—
Tax fees	—	—
	$215,250	$—

Predecessor Audit Firm - Ernst & Young LLP	December 31,
	2017	2016
Audit fees	$47,000	$540,470
Tax fees	301,544	382,282
	$348,544	$922,752

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements
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

March 29, 2018

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

March 29, 2018

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