Form 10-Q
period 2018-03-31
ICON LEASING FUND TWELVE, LLC
filed 2018-05-15
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2018
or
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53189

ICON Leasing Fund Twelve Liquidating Trust
(Exact name of registrant as specified in its charter)

Delaware	81-7012783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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
Number of outstanding beneficial interests of the registrant on May 10, 2018 is 348,335.
* ICON Leasing Fund Twelve Liquidating Trust is the transferee of the assets and liabilities of ICON Leasing Fund Twelve, LLC and files reports under the Commission file number for ICON Leasing Fund Twelve, LLC.

ICON Leasing Fund Twelve Liquidating Trust

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,385,607	$12,974,467
Current portion of net investment in note receivable	1,875,000	8,791,579
Current portion of net investment in finance leases	—	2,677,965
Other current assets	454,285	72,325
Total current assets	14,714,892	24,516,336
Non-current assets:
Net investment in note receivable, less current portion	13,125,000	2,908,421
Net investment in finance leases, less current portion	—	30,232,353
Leased equipment at cost (less accumulated depreciation of $8,182,963 and $8,055,357, respectively)	12,872,394	13,000,000
Investment in equity-method investees	2,535,917	—
Restricted cash	785,943	2,063,845
Other non-current assets	—	202
Total non-current assets	29,319,254	48,204,821
Total assets	$44,034,146	$72,721,157
Liabilities and Equity
Current liabilities:
Current portion of non-recourse long-term debt	$18,200,969	$22,335,800
Due to Managing Trustee and affiliates, net	129,449	107,406
Accrued expenses and other current liabilities	800,342	800,879
Total current liabilities	19,130,760	23,244,085
Non-current liabilities:
Non-recourse long-term debt, less current portion	—	11,146,564
Seller's credits	1,457,698	8,738,715
Other non-current liabilities	—	150,000
Total non-current liabilities	1,457,698	20,035,279
Total liabilities	20,588,458	43,279,364
Commitments and contingencies (Note 10)
Equity:
Beneficial owners’ equity:
Additional beneficial owners	27,837,373	30,414,292
Managing Trustee	(2,830,120)	(2,804,091)
Total beneficial owners' equity	25,007,253	27,610,201
Noncontrolling interests	(1,561,565)	1,831,592
Total equity	23,445,688	29,441,793
Total liabilities and equity	$44,034,146	$72,721,157

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue and other (loss) income:
Finance (loss) income	$(1,905,206)	$1,746,244
Rental income	—	1,705,908
Loss from investment in joint ventures and equity-method investees	(164,083)	(1,596)
Gain on extinguishment of seller's credit and interest payable	—	5,131,250
Total revenue and other (loss) income	(2,069,289)	8,581,806
Expenses:
Management fees	—	73,734
Administrative expense reimbursements	174,449	245,026
General and administrative	338,196	536,342
Interest	622,649	771,656
Depreciation	127,606	1,063,069
Impairment loss	—	900,000
Total expenses	1,262,900	3,589,827
Net (loss) income	(3,332,189)	4,991,979
Less: net (loss) income attributable to noncontrolling interests	(729,241)	313,325
Net (loss) income attributable to Fund Twelve Liquidating Trust	$(2,602,948)	$4,678,654

Net (loss) income attributable to Fund Twelve Liquidating Trust allocable to:
Additional beneficial owners	$(2,576,919)	$4,631,867
Managing Trustee	(26,029)	46,787
	$(2,602,948)	$4,678,654

Weighted average number of additional beneficial interests outstanding	348,335	348,335
Net (loss) income attributable to Fund Twelve Liquidating Trust per weighted average additional beneficial interest outstanding	$(7.40)	$13.30

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statement of Changes in Equity

	Beneficial Owners' Equity
	Additional Beneficial Interests	Additional Beneficial Owners	Managing Trustee	Total Beneficial Owners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	348,335	$30,414,292	$(2,804,091)	$27,610,201	$1,831,592	$29,441,793
Net loss (unaudited)	—	(2,576,919)	(26,029)	(2,602,948)	(729,241)	(3,332,189)
Distributions (unaudited)	—	—	—	—	(2,663,916)	(2,663,916)
Balance, March 31, 2018 (unaudited)	348,335	$27,837,373	$(2,830,120)	$25,007,253	$(1,561,565)	$23,445,688

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(3,332,189)	$4,991,979
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Finance loss (income)	2,221,881	(1,078,460)
Loss from investment in joint ventures and equity-method investees	164,083	1,596
Depreciation	127,606	1,063,069
Interest expense from amortization of debt financing costs	213,605	33,954
Net accretion of seller's credits and other	74,166	122,862
Gain on extinguishment of seller's credit and interest payable	—	(5,131,250)
Impairment loss	—	900,000
Changes in operating assets and liabilities:
Collection of finance leases	23,333,254	2,786,873
Other assets	(381,758)	(663,653)
Accrued expenses and other current liabilities	(150,537)	80,323
Deferred revenue	—	(13,311)
Due to Managing Trustee and affiliates, net	22,043	(247,915)
Net cash provided by operating activities	22,292,154	2,846,067
Cash flows from investing activities:
Investment in note receivable	(3,300,000)	—
Investment in equity-method investees	(2,700,000)	—
Investment in joint venture	—	(1,596)
Net cash used in investing activities	(6,000,000)	(1,596)
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(15,495,000)	(1,539,600)
Distributions to noncontrolling interests	(2,663,916)	(634,382)
Distributions to beneficial owners	—	(5,050,727)
Net cash used in financing activities	(18,158,916)	(7,224,709)
Net decrease in cash, cash equivalents and restricted cash	(1,866,762)	(4,380,238)
Cash, cash equivalents and restricted cash, beginning of period	15,038,312	13,726,200
Cash, cash equivalents and restricted cash, end of period (a)	$13,171,550	$9,345,962

Supplemental disclosure of cash flow information:
Cash paid for interest	$229,798	$587,331
Supplemental disclosure of non-cash financing activities:
Satisfaction of seller's credit netted at sale	$7,355,183	$—

(a) The following table presents a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets:

Cash and cash equivalents	$12,385,607	$5,497,515
Restricted cash	785,943	3,848,447
Total cash, cash equivalents and restricted cash	$13,171,550	$9,345,962

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
March 31, 2018
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

The Liquidating Trust is governed by a Liquidating Trust Agreement (the "Trust Agreement") that appointed our Manager as Managing Trustee of the Liquidating Trust. Our Managing Trustee manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions. On December 31, 2016, all assets and liabilities of the LLC were transferred to the Liquidating Trust in order to reduce expenses and to maximize potential distributions to beneficial owners of the Liquidating Trust.  On December 31, 2016, all shares of limited liability company interests ("Shares") of the LLC were exchanged for an equal number of beneficial interests (the “Interests”) in the Liquidating Trust.

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

 (2)    Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for Quarterly Reports on Form 10-Q. In the opinion of our Managing Trustee, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. The results for the interim period are not necessarily indicative of the results for the full year.

In accordance with U.S. GAAP pertaining to transactions amongst entities under common control, the financial condition and results of operations of the LLC are presented as those of the Liquidating Trust retroactively to the beginning of the earliest period presented.

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
March 31, 2018
(unaudited)

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

Investments - Equity Method

We account for our interests in entities in which we are able to exercise significant influence over operating and financial policies, generally 50% or less ownership interest, under the equity method of accounting. In such cases, our original investments are recorded at cost and adjusted for our share of earnings, losses and distributions. Such investments are subject to our impairment review policy.
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. We adopted ASU 2014-09 on January 1, 2018. Since substantially all of our revenue is recognized from our leasing and lending contracts, which are not subject to ASU 2014-09, the adoption of ASU 2014-09 did not have an effect on our consolidated financial statements.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which provides guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. As a result of the adoption of ASU 2016-01,

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
March 31, 2018
(unaudited)

we are no longer required to make certain disclosures related to the methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost.

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. We adopted ASU 2016-15 on January 1, 2018, which did not have an effect on our consolidated financial statements. We utilize the cumulative earnings approach under ASU 2016-15 to present distributions received from equity-method investees, which is consistent with our previous policy.

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. As a result of the adoption of ASU 2016-18 on January 1, 2018, we commenced presenting restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on our consolidated statements of cash flows. We adopted ASU 2016-18 using the retrospective method. As a result, the effects of adopting ASU 2016-18 on our consolidated statements of cash flows for the three months ended March 31, 2017 were as follows:

	Three Months Ended March 31, 2017
	As Reported	Adoption of ASU 2016-18	As Adjusted
Net cash provided by operating activities	$2,468,767	$377,300	$2,846,067

Cash, cash equivalents and restricted cash, beginning of period	10,255,053	3,471,147	13,726,200
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,757,538)	377,300	(4,380,238)
Cash, cash equivalents and restricted cash, end of period	$5,497,515	$3,848,447	$9,345,962

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (“ASU 2017-01”), which clarifies the definition of a business. ASU 2017-01 sets forth requirements to be met for a set to be deemed a business and establishes a practical way to determine when a set is not a business. To be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output, and removes the evaluation of whether a market participant could replace missing elements. In addition, ASU 2017-01 narrows the definition of outputs and aligns such definition with how outputs are described within the revenue guidance. We adopted ASU 2017-01 on January 1, 2018, which did not have an effect on our consolidated financial statements.

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
March 31, 2018
(unaudited)

within that reporting period. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

(3)       Net Investment in Note Receivable
As of March 31, 2018, we had no net investment in note receivable on non-accrual status and no net investment in note receivable that was past due 90 days or more and still accruing.  As of December 31, 2017, we had net investment in note receivable on non-accrual status of $11,700,000 and no net investment in note receivable that was past due 90 days or more and still accruing. See below for further details regarding our note receivable related to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”).

Net investment in note receivable consisted of the following:

	March 31, 2018	December 31, 2017
Principal outstanding (1)	$15,000,000	$21,002,939
Credit loss reserve (2)	—	(9,302,939)
Net investment in note receivable (3)	15,000,000	11,700,000
Less: current portion of net investment in note receivable	1,875,000	8,791,579
Net investment in note receivable, less current portion	$13,125,000	$2,908,421
(1) As of March 31, 2018 and December 31, 2017, total principal outstanding related to our impaired loan was $15,000,000 and $21,002,939, respectively.
(2) As of December 31, 2017, we had a credit loss reserve of $15,690,944 related to TMA, of which $6,388,005 was reserved against the accrued interest receivable included in other current assets and $9,302,939 was reserved against the current portion of net investment in note receivable.
(3) As of March 31, 2018 and December 31, 2017, net investment in note receivable related to our impaired loan was $15,000,000 and $11,700,000, respectively.

On July 14, 2014, we, ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) and ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), each an entity also managed by our Managing Trustee (collectively, “ICON”), entered into a secured term loan credit facility agreement with TMA to provide a credit facility of up to $29,000,000 (the “ICON Loan”), of which our commitment of $21,750,000 was funded on August 27, 2014 (the “TMA Initial Closing Date”). The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus a margin of 17%.  Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. On November 24, 2014, ICON entered into an amended and restated senior secured term loan credit facility agreement with TMA pursuant to which an unaffiliated third party (the “Senior Lender”) agreed to provide a senior secured term loan in the amount of up to $89,000,000 (the “Senior Loan,” and collectively with the ICON Loan, the “TMA Facility”) to acquire two additional vessels. The TMA Facility has a term of five years from the TMA Initial Closing Date. As a result of the amendment, the margin for the ICON Loan increased to 15% and repayment of the ICON Loan became subordinated to the repayment of the Senior Loan. The TMA Facility is secured by, among other things, a first priority security interest in the four vessels and TMA’s right to the collection of hire with respect to earnings from the sub-charterer related to the four vessels. As a condition to the amendment and increased size of the TMA Facility, TMA was required to cause all four platform supply vessels to be under contract by March 31, 2015. Due to TMA’s failure to meet such condition, TMA was in technical default and in payment default while available cash was swept by the Senior Lender and applied to the Senior Loan in accordance with the loan agreement. As a result, the principal balance of the Senior Loan amortized at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. Our Managing Trustee continued to assess the collectability of the note receivable at each reporting date as TMA's credit quality slowly deteriorated and the fair market value of the collateral continued to decrease. During the three months ended June 30, 2017, our Managing Trustee believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Managing Trustee met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we have a second priority security interest, our Managing Trustee determined to record a credit loss of $10,500,000 during the three months ended September 30, 2017.

On December 26, 2017, ICON, the Senior Lender and TMA entered into a restructuring support and lock-up agreement to commit to a restructuring of TMA’s outstanding debt obligations and to provide additional funding to TMA, subject to execution of definitive agreements. As a result of this restructuring (as further described below), our Managing Trustee

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
March 31, 2018
(unaudited)

assessed the collectability of the note receivable as of December 31, 2017 and recorded an additional credit loss of $5,190,944 for the three months ended December 31, 2017.

On January 5, 2018, ICON, the Senior Lender and TMA executed all definitive agreements including, without limitation, the second amended and restated term loan credit facility agreement in connection with the restructuring of the TMA Facility (the “Second Amendment”). Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan will amortize at a faster rate, at which time ICON will become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its aggregate notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $6,000,000, which represented our share of the total additional commitment to TMA, and our note and interest receivables due from TMA were reduced to $15,000,000. As of January 5, 2018, our share of the fair value of the 12.5% equity interest in two affiliates of TMA was estimated to be $2,700,000, which was based on an independent third-party valuation. Of our $6,000,000 additional commitment to TMA, we recorded $2,700,000 as an investment accounted for under the equity method of accounting (see Note 6) and the remaining $3,300,000 as an additional loan to TMA. As a result of this restructuring, during the three months ended March 31, 2018, we wrote off the allowance for credit loss of $15,690,944 related to TMA, of which $6,388,005 was previously reserved against the accrued interest receivable and $9,302,939 was previously reserved against the current portion of our net investment in note receivable. In addition, we also wrote off the corresponding $6,388,005 accrued interest receivable. In accordance with the Second Amendment, our restructured loan of $15,000,000 bears interest at a rate of 12% per year and is scheduled to mature on January 5, 2021. Interest will accrue as paid-in-kind interest until such time as the Senior Loan is satisfied in full, which we expect to occur during 2018. Upon satisfaction of the Senior Loan, our loan will amortize at 25% per year and interest will be paid in cash, both payable quarterly in arrears. The amended TMA Facility is secured by substantially the same collateral that secured the TMA Facility prior to the restructuring.

As of March 31, 2018 and December 31, 2017, our share of the collateral value, net of the balance of the Senior Loan, was estimated to be approximately $22,500,000 and $13,500,000, respectively. As of March 31, 2018 and December 31, 2017, our net investment in note receivable related to TMA was $15,000,000 and $11,700,000, respectively. In addition, as of December 31, 2017, we have an accrued interest receivable related to TMA of $6,388,005, which has been fully reserved, resulting in a net carrying value of $0. During the three months ended March 31, 2018 and 2017, we recognized finance income of $425,000 and $667,672, respectively, of which no amount was recognized on a cash basis.

Credit loss allowance activities for the three months ended March 31, 2018 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2017	$15,690,944
Provisions	—
Write-offs, net of recoveries	(15,690,944)
Allowance for credit loss as of March 31, 2018	$—

There was no allowance for credit loss at the beginning or at the end of the three months ended March 31, 2017. There were no related activities during the three months ended March 31, 2017.

(4)      Net Investment in Finance Leases
As of March 31, 2018 and December 31, 2017, we had no net investment in finance leases on non-accrual status and no net investment in finance leases that was past due 90 days or more and still accruing.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
March 31, 2018
(unaudited)

Net investment in finance leases consisted of the following:

	March 31, 2018	December 31, 2017
Minimum rents receivable	$—	$45,640,500
Initial direct costs	—	636,338
Unearned income	—	(13,366,520)
Net investment in finance leases	—	32,910,318
Less: current portion of net investment in finance leases	—	2,677,965
Net investment in finance leases, less current portion	$—	$30,232,353

On March 21, 2014, a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two LPG tanker vessels, the EPIC Bali and the EPIC Borneo (f/k/a the SIVA Coral and the SIVA Pearl, respectively) (collectively, the “EPIC Vessels”), from Foreguard Shipping I Global Ships Ltd. (f/k/a Siva Global Ships Limited) (“Foreguard Shipping”) for an aggregate purchase price of $41,600,000. The EPIC Bali and the EPIC Borneo were delivered on March 28, 2014 and April 8, 2014, respectively. The EPIC Vessels were bareboat chartered to an affiliate of Foreguard Shipping for a period of eight years upon the delivery of each respective vessel. The EPIC Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan from DVB Group Merchant Bank (Asia) Ltd. (“DVB Asia”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit. On February 14, 2018, Foreguard Shipping purchased the EPIC Vessels from the indirect subsidiaries for an aggregate purchase price of $32,412,488. As a result, the bareboat charters were terminated. A portion of the proceeds from the sale of the EPIC Vessels was used to satisfy in full the seller's credit to Foreguard Shipping and the related outstanding non-recourse long-term debt obligations to DVB Asia. As a result, we recorded a loss of $3,018,839, which is included in finance (loss) income on our consolidated statements of operations. The loss was primarily due to (i) the seller’s credit, which was satisfied in full at its maturity amount of $9,500,000 rather than its then-present value of $7,355,183 prior to the sale, and (ii) the write-off of the remaining unamortized indirect costs.

(5)      Leased Equipment at Cost
Leased equipment at cost consisted of the following:

	March 31, 2018	December 31, 2017
Offshore oil field services equipment	$21,055,357	$21,055,357
Leased equipment at cost	21,055,357	21,055,357
Less: accumulated depreciation	8,182,963	8,055,357
Leased equipment at cost, less accumulated depreciation	$12,872,394	$13,000,000

Depreciation expense was $127,606 and $1,063,069 for the three months ended March 31, 2018 and 2017, respectively.

(6)    Investment in Equity-Method Investees

As part of the restructuring of our note receivable with TMA, ICON acquired a 12.5% equity interest in two affiliates of TMA. In proportion to our share of the ICON Loan, our share of such equity interest in these two entities is 9.375%. Due to our ownership interest and that we are able to exercise significant influence over the operating and financial policies of these two affiliates of TMA, we accounted for our investment in such equity interest under the equity method of accounting.

(7)      Non-Recourse Long-Term Debt
As of March 31, 2018 and December 31, 2017, we had the following non-recourse long-term debt:

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
March 31, 2018
(unaudited)

Counterparty	March 31, 2018	December 31, 2017	Maturity	Rate
DVB Group Merchant Bank (Asia) Ltd.	$18,315,800	$33,810,800	2021-2022	5.04%-6.1225%
Total principal outstanding on non-recourse long-term debt	18,315,800	33,810,800
Less: debt issuance costs	114,831	328,436
Total non-recourse long-term debt	18,200,969	33,482,364
Less: current portion of non-recourse long-term debt	18,200,969	22,335,800
Total non-recourse long-term debt, less current portion	$—	$11,146,564

All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the lessee was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of March 31, 2018 and December 31, 2017, the total carrying value of assets subject to non-recourse long-term debt was $12,872,394 and $45,910,318, respectively.

On March 21, 2014, a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen financed the acquisition of the EPIC Vessels by entering into a non-recourse loan agreement with DVB Asia in the amount of $24,800,000. The loan bore interest at a rate of 6.1225% per year and was scheduled to mature on March 25, 2022. On February 14, 2018, a portion of the proceeds from the sale of the EPIC Vessels was used to satisfy in full the related outstanding non-recourse long-term debt obligations to DVB Asia of $14,553,215.

On June 9, 2014, a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen financed the acquisition of an offshore supply vessel from Pacific Crest Pte. Ltd. (“Pacific Crest”) by entering into a non-recourse loan agreement with DVB Asia in the amount of $26,000,000. The senior secured loan bears interest at a rate of 5.04% per year and matures on June 24, 2021. On December 21, 2017, we were notified of an event of default as a result of payment defaults and non-compliance with certain financial covenants. The lender has reserved, but not exercised, its rights under the loan agreement. As a result of such default, we classified the entire outstanding net balance of the debt of $18,200,969 to current liabilities as of March 31, 2018.

At March 31, 2018, we were in compliance with all covenants related to our non-recourse long-term debt, except as disclosed above.

(8)      Transactions with Related Parties
We paid distributions to our Managing Trustee of $0 and $50,507 for the three months ended March 31, 2018 and 2017, respectively. Our Managing Trustee’s interest in our net (loss) income for the three months ended March 31, 2018 and 2017 was $(26,029) and $46,787, respectively.

Fees and other expenses incurred by us to our Managing Trustee or its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2018	2017
ICON Capital, LLC	Managing Trustee	Management fees (1)	$—	$73,734
ICON Capital, LLC	Managing Trustee	Administrative expense reimbursements (1)	174,449	245,026
			$174,449	$318,760
(1) Amount charged directly to operations.

At March 31, 2018 and December 31, 2017, we had a net payable due to our Managing Trustee and affiliates of $129,449 and $107,406, respectively, primarily related to administrative expense reimbursements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
March 31, 2018
(unaudited)

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

Assets and Liabilities for which Fair Value is Disclosed

Certain of our financial assets and liabilities, which include a fixed-rate note receivable, fixed-rate non-recourse long-term debt and seller’s credits, for which fair value is required to be disclosed, were valued using inputs that are generally unobservable and supported by little or no market data and are therefore classified within Level 3. Fair value information with respect to certain of our other assets and liabilities is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets and liabilities, other than lease-related investments, approximates fair value due to their short-term maturities.

	March 31, 2018
	Carrying Value	Fair Value (Level 3)
Principal outstanding on fixed-rate note receivable	$15,000,000	$15,000,000

Principal outstanding on fixed-rate non-recourse long-term debt	$18,315,800	$12,061,693

Seller's credits	$1,457,698	$1,187,991

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

In connection with certain debt obligations, we are required to maintain restricted cash accounts with certain banks. At March 31, 2018, we had restricted cash of $785,943.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
March 31, 2018
(unaudited)

(11)     Subsequent Event

In May 2018, we agreed with DVB Asia, Pacific Crest and Pacific Radiance Ltd. (“Pacific Radiance”), the guarantor of Pacific Crest’s obligations under the bareboat charter related to the offshore supply vessel, to, among other things, (i) terminate the bareboat charter upon our receipt of a $1,000,000 payment from Pacific Crest, a portion of which will be used to make a partial repayment on the outstanding debt to DVB Asia; (ii) cooperate to market and sell the offshore supply vessel; and (iii) Pacific Crest will continue to maintain the vessel in its current condition until the earlier of the sale of the vessel or December 15, 2018.

Item 2. Managing Trustee's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements.”

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

The Liquidating Trust is governed by the Trust Agreement that appointed our Manager as Managing Trustee of the Liquidating Trust. On December 31, 2016, all assets and liabilities of the LLC were transferred to the Liquidating Trust in order to reduce expenses and to maximize potential distributions to beneficial owners of the Liquidating Trust.  On December 31, 2016, all Shares of the LLC were exchanged for an equal number of Interests in the Liquidating Trust.

The financial position and results of operations of the LLC are presented as those of the Liquidating Trust retroactively to the beginning of the earliest period presented.

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2017:

Note Receivable

On January 5, 2018, ICON, the Senior Lender and TMA executed all definitive agreements in connection with the restructuring of TMA's outstanding debt obligations including, without limitation, the Second Amendment. Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan will amortize at a faster rate, at which time ICON will become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its aggregate notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $6,000,000, which represented our share of the total additional commitment to TMA, and our note and interest receivables due from TMA were reduced to $15,000,000. As of January 5, 2018, our share of the fair value of the 12.5% equity interest in two affiliates of TMA was estimated to be $2,700,000, which was based on an independent third-party valuation. Of our $6,000,000 additional commitment to TMA, we recorded $2,700,000 as an investment accounted for under the equity method of accounting and the remaining $3,300,000 as an additional loan to TMA. As a result of this restructuring, during the three months ended March 31, 2018, we wrote off the allowance for credit loss of $15,690,944 related to TMA, of which $6,388,005 was previously reserved against the accrued interest receivable and $9,302,939 was previously reserved against the current portion of our net investment in note receivable. In addition, we also wrote off the corresponding $6,388,005 accrued interest receivable. In accordance with the Second Amendment, our restructured loan of $15,000,000 bears interest at a rate of 12% per year and is scheduled to mature on January 5, 2021. Interest will accrue as paid-in-kind interest until such time as the Senior Loan is satisfied in full, which we expect to occur during 2018. Upon satisfaction of the Senior Loan, our loan will amortize at 25% per year and interest will be paid in cash, both payable quarterly in arrears. The amended TMA Facility is secured by substantially the same collateral that secured the TMA Facility prior to the restructuring.

As of March 31, 2018 and December 31, 2017, our share of the collateral value, net of the balance of the Senior Loan, was estimated to be approximately $22,500,000 and $13,500,000, respectively. As of March 31, 2018 and December 31, 2017, our net investment in note receivable related to TMA was $15,000,000 and $11,700,000, respectively. In addition, as of December 31, 2017, we have an accrued interest receivable related to TMA of $6,388,005, which has been fully reserved, resulting in a net carrying value of $0. During the three months ended March 31, 2018 and 2017, we recognized finance income of $425,000 and $667,672, respectively, of which no amount was recognized on a cash basis.

Marine Vessels

On February 14, 2018, Foreguard Shipping purchased the EPIC Vessels from two indirect subsidiaries of a joint venture owned 75% by us for an aggregate purchase price of $32,412,488. As a result, the bareboat charters were terminated. A portion of the proceeds from the sale of the EPIC Vessels was used to satisfy in full the seller's credit to Foreguard Shipping and the related outstanding non-recourse long-term debt obligations to DVB Asia. As a result, we recorded a loss of $3,018,839, which is included in finance (loss) income on our consolidated statements of operations. The loss was primarily due to (i) the seller’s credit, which was satisfied in full at its maturity amount of $9,500,000 rather than its then-present value of $7,355,183 prior to the sale, and (ii) the write-off of the remaining unamortized indirect costs.

Subsequent Event

In May 2018, we agreed with DVB Asia, Pacific Crest and Pacific Radiance to, among other things, (i) terminate the bareboat charter related to the offshore supply vessel upon our receipt of a $1,000,000 payment from Pacific Crest, a portion of which will be used to make a partial repayment on the outstanding debt to DVB Asia; (ii) cooperate to market and sell the offshore supply vessel; and (iii) Pacific Crest will continue to maintain the vessel in its current condition until the earlier of the sale of the vessel or December 15, 2018.

Recently Adopted Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which we adopted on January 1, 2018. The adoption of ASU 2014-09 did not have an effect on our consolidated financial statements.

In January 2016, FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which we adopted on January 1, 2018. As a result of the adoption of ASU 2016-01, we are no longer required to make certain disclosures related to the methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which we adopted on January 1, 2018. The adoption of ASU 2016-15 did not have an effect on our consolidated financial statements.

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows, which we adopted on January 1, 2018. As a result of the adoption of ASU 2016-18, we commenced presenting restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on our consolidated statements of cash flows. We adopted ASU 2016-18 using the retrospective method. As a result, the effects of adopting ASU 2016-18 on our consolidated statements of cash flows for the three months ended March 31, 2017 were to increase cash provided by operating activities for the three months ended March 31, 2017 by $377,300 and increase cash, cash equivalents and restricted cash at March 31, 2017 by $3,848,447.

In January 2017, FASB issued ASU 2017-01, Business Combinations, which we adopted on January 1, 2018. The adoption of ASU 2017-01 did not have an effect on our consolidated financial statements.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which will become effective for us on January 1, 2020. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2018 (the “2018 Quarter”) and 2017 (the “2017 Quarter”)

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

Financing Transactions
The following tables set forth the types of assets securing the financing transactions in our portfolio:

	March 31, 2018		December 31, 2017
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Platform supply vessels	$15,000,000	100%	$11,700,000	26%
Tanker vessels	—	—	32,910,318	74%
	$15,000,000	100%	$44,610,318	100%

The net carrying value of our financing transactions represents the balance of our net investment in note receivable and our net investment in finance leases as of each reporting date.

During the 2018 Quarter and the 2017 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance (loss) income as follows:

		Percentage of Total Finance (Loss) Income
Customer	Asset Type	2018 Quarter	2017 Quarter
Foreguard Shipping I Global Ships Ltd.	Tanker vessels	(122)% *	41%
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	22%	38%
Blackhawk Mining, LLC	Mining equipment	—	21%
		(100)%	100%

* As a result of the sale of the EPIC Vessels, we recorded a loss primarily due to (i) the seller’s credit, which was satisfied in full at its maturity amount of $9,500,000 rather than its then-present value of $7,355,183 prior to the sale, and (ii) the write-off of the remaining unamortized indirect costs.

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

TMA was in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and was in payment default while available cash was swept by the Senior Lender and applied to the Senior Loan in accordance with the secured term loan credit facility agreement. As a result, the principal balance of the Senior Loan amortized at a faster rate. During the three months ended June 30, 2017, our Managing Trustee believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Managing Trustee met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we have a second priority security interest, our Managing Trustee determined to record credit losses commencing with the three months ended September 30, 2017. As of December 31, 2017, our net investment in note receivable related to TMA was $21,002,939, net of a credit loss reserve of $9,302,939. In addition, as of December 31, 2017, we had an accrued interest receivable related to TMA of $6,388,005, which had been fully reserved, resulting in a net carrying value of $0. On January 5, 2018, ICON, the Senior Lender and TMA entered into the Second Amendment. Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan will amortize at a faster rate, at which time ICON will become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its aggregate notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $6,000,000, which represented our share of the total additional commitment to TMA, and our note and interest receivables due from TMA were reduced to $15,000,000. During the 2018 Quarter and the 2017 Quarter, we recognized finance income of $425,000 and $667,672, respectively, of which no amount was recognized on a cash basis.

Operating Lease Transactions
The following tables set forth the types of equipment subject to operating leases in our portfolio:

	March 31, 2018		December 31, 2017
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Offshore oil field services equipment	$12,872,394	100%	$13,000,000	100%
	$12,872,394	100%	$13,000,000	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost as of each reporting date.

During the 2017 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2018 Quarter	2017 Quarter
Pacific Crest Pte. Ltd.	Offshore oil field services equipment	—	68%
Murray Energy Corporation	Mining equipment	—	32%
		—	100%

Impaired Leased Assets within Operating Lease Transactions

Swiber Offshore Marine Pte. Ltd. (“Swiber Offshore”) failed to make its monthly charter payments to our joint venture from July 2016 through the expiration of the charter in March 2017. On July 29, 2016, Swiber Holdings Ltd. (“Swiber Holdings”) submitted an application for court-supervised judicial management in Singapore. On November 28, 2016, Swiber Offshore filed an application for voluntary winding up and liquidation in Singapore. As a result of (i) Swiber Offshore’s and Swiber Holdings' default on their respective obligations under the charter and the guaranty, respectively, (ii) Swiber Offshore and Swiber Holdings being subject to voluntary winding up and judicial management proceedings, respectively, (iii) a decrease in the fair market value of the Swiber Chateau and (iv) the barge being classified as asset held for sale as of December 31, 2016, we recorded an aggregate impairment loss of $15,493,643 during 2016, of which only $8,706,972 was allocated to Swiber as the balance of its noncontrolling interest in the joint venture had been reduced to zero. The joint venture ceased income recognition since July 2016 as collectability of remaining charter payments was in doubt. During 2017, we repossessed the Swiber Chateau. Based on a negotiated purchase price for the sale of the Swiber Chateau to a potential third-party purchaser, we further wrote down the barge by $900,000 during the 2017 Quarter to its estimated fair value less cost to sell. Subsequently, this proposed sale transaction fell through. We resumed marketing the Swiber Chateau for sale and after negotiations with several potential purchasers, we sold the barge to a third-party purchaser for $3,175,000 after recording an additional impairment loss of $3,724,000. As a result of the sale, we recognized a gain on sale of $59,730. During the 2017 Quarter, we did not recognize any rental income.

Since July 2017, Pacific Crest has failed to make its monthly charter payments and our Managing Trustee was advised in July 2017 that Pacific Crest is engaged in discussions with its lenders regarding a potential restructuring of its outstanding debt obligations. As a result, we performed an impairment test on the vessel during the three months ended June 30, 2017. Based on such test, as well as our annual assessment of asset impairment as of December 31, 2017, we recorded an aggregate impairment loss of $19,295,230 during the year ended December 31, 2017. Commencing July 1, 2017, we ceased recognizing rental income on the lease. During the 2018 Quarter and the 2017 Quarter, we recognized rental income of $0 and $1,164,394, respectively.

Revenue and other (loss) income for the 2018 Quarter and the 2017 Quarter is summarized as follows:

	Three Months Ended March 31,
	2018	2017	Change
Finance (loss) income	$(1,905,206)	$1,746,244	$(3,651,450)
Rental income	—	1,705,908	(1,705,908)
Loss from investment in joint ventures and equity-method investees	(164,083)	(1,596)	(162,487)
Gain on extinguishment of seller's credit and interest payable	—	5,131,250	(5,131,250)
Total revenue and other (loss) income	$(2,069,289)	$8,581,806	$(10,651,095)

Total revenue and other (loss) income for the 2018 Quarter decreased $10,651,095, or 124.1%, as compared to the 2017 Quarter. The decrease was attributable to (i) the gain on extinguishment of seller's credit and interest payable related to the Swiber Chateau that was recognized in the 2017 Quarter with no comparable gain recognized in the 2018 Quarter, (ii) the loss recognized from the sale of the EPIC Vessels during the 2018 Quarter that was included in finance (loss) income, (iii) no rental income recognized on our lease with Pacific Crest as collectability of remaining charter payments has been in doubt since July 2017 and (iv) our share of the loss from two affiliates of TMA in which we acquired an equity interest during the 2018 Quarter and accounted for under the equity method of accounting.

Expenses for the 2018 Quarter and the 2017 Quarter are summarized as follows:

	Three Months Ended March 31,
	2018	2017	Change
Management fees	$—	$73,734	$(73,734)
Administrative expense reimbursements	174,449	245,026	(70,577)
General and administrative	338,196	536,342	(198,146)
Interest	622,649	771,656	(149,007)
Depreciation	127,606	1,063,069	(935,463)
Impairment loss	—	900,000	(900,000)
Total expenses	$1,262,900	$3,589,827	$(2,326,927)

Total expenses for the 2018 Quarter decreased $2,326,927, or 64.8%, as compared to the 2017 Quarter. The decrease was primarily attributable to (i) a decrease in depreciation recorded during the 2018 Quarter as a result of (a) a lower depreciable base related to the vessel on charter to Pacific Crest subsequent to the impairment loss recorded after the 2017 Quarter and (b) the assets previously on lease to Murray Energy Corporation due to the sale of such assets subsequent to the 2017 Quarter, (ii) the impairment loss recorded on the Swiber Chateau during the 2017 Quarter with no comparable impairment loss recorded during the 2018 Quarter, (iii) a decrease in general and administrative expense due to lower professional fees incurred as part of our management's cost savings effort and the reimbursement of insurance premiums from a lessee during the 2018 Quarter, (iv) a decrease in interest expense primarily due to the satisfaction in full of the outstanding non-recourse long-term debt related to the EPIC Vessels upon the sale of such vessels during the 2018 Quarter and (v) no management fees incurred during the 2018 Quarter as our Managing Trustee waived all future management fees effective December 1, 2017.

Net (Loss) Income Attributable to Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests changed by $1,042,566, from net income of $313,325 during the 2017 Quarter to a net loss of $729,241 during the 2018 Quarter. The change was primarily due to the loss on sale of the EPIC Vessels during the 2018 Quarter, of which the noncontrolling interest holders were allocated their proportionate share.

Net (Loss) Income Attributable to Fund Twelve Liquidating Trust
As a result of the foregoing factors, net (loss) income attributable to us for the 2018 Quarter and the 2017 Quarter was $(2,602,948) and $4,678,654, respectively. Net (loss) income attributable to us per weighted average additional Interest outstanding for the 2018 Quarter and the 2017 Quarter was $(7.40) and $13.30, respectively.

Financial Condition
This section discusses the major balance sheet variances at March 31, 2018 compared to December 31, 2017.

Total Assets
Total assets decreased $28,687,011, from $72,721,157 at December 31, 2017 to $44,034,146 at March 31, 2018. The decrease was primarily due to the sale of the EPIC Vessels during the 2018 Quarter, in which a loss was recognized from the sale and a portion of the net sale proceeds was used to satisfy in full the related seller's credit and the related non-recourse long-term debt.

Current Assets
Current assets decreased $9,801,444, from $24,516,336 at December 31, 2017 to $14,714,892 at March 31, 2018. The decrease was primarily a result of the restructuring of the TMA Facility, which reduced the current portion of our note receivable during the 2018 Quarter.

Total Liabilities
Total liabilities decreased $22,690,906, from $43,279,364 at December 31, 2017 to $20,588,458 at March 31, 2018. The decrease was primarily due to the repayment of the outstanding non-recourse long-term debt and seller's credit upon the sale of the EPIC Vessels during the 2018 Quarter.

Current Liabilities

Current liabilities decreased $4,113,325, from $23,244,085 at December 31, 2017 to $19,130,760 at March 31, 2018. The decrease was primarily due to the repayment of the outstanding non-recourse long-term debt upon the sale of the EPIC Vessels during the 2018 Quarter.

Equity
Equity decreased $5,996,105, from $29,441,793 at December 31, 2017 to $23,445,688 at March 31, 2018. The decrease was primarily due to our net loss and distributions paid to our noncontrolling interests during the 2018 Quarter.

Liquidity and Capital Resources

Summary
At March 31, 2018 and December 31, 2017, we had cash and cash equivalents of $12,385,607 and $12,974,467, respectively. Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of March 31, 2018, the cash reserve was $1,738,435. During our remaining liquidation period, we expect our main sources of cash will be from the collection of income and principal on our note receivable and proceeds from the sale of our investments. We expect our main use of cash will be for distributions to our beneficial owners and non-controlling interests. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we meet our debt obligations, pay distributions to our beneficial owners and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Cash Flows

Operating Activities

Cash provided by operating activities increased $19,446,087, from $2,846,067 in the 2017 Quarter to $22,292,154 in the 2018 Quarter.  The increase was primarily due to an increase in the collection of finance income as a result of the sale of the EPIC Vessels during the 2018 Quarter.

Investing Activities
Cash used in investing activities increased $5,998,404, from $1,596 in the 2017 Quarter to $6,000,000 in the 2018 Quarter. The increase was due to the restructuring of the TMA Facility during the 2018 Quarter, in which we funded an additional $6,000,000 to TMA in exchange for, among other things, a 9.375% equity interest in two affiliates of TMA.

Financing Activities
Cash used in financing activities increased $10,934,207, from $7,224,709 in the 2017 Quarter to $18,158,916 in the 2018 Quarter.  The increase was primarily due to an increase in the repayment of our non-recourse long-term debt and an increase in distributions to our noncontrolling interests, each as a result of the sale of the EPIC Vessels during the 2018 Quarter. This increase was partially offset by no cash used to pay distributions to our beneficial owners during the 2018 Quarter.

Financings and Borrowings
Non-Recourse Long-Term Debt
We had non-recourse long-term debt obligations at March 31, 2018 and December 31, 2017 of $18,200,969 and $33,482,364, respectively. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the lessee was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of March 31, 2018 and December 31, 2017, the total carrying value of assets subject to non-recourse long-term debt was $12,872,394 and $45,910,318, respectively.

On March 21, 2014, a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen financed the acquisition of the EPIC Vessels by entering into a non-recourse loan agreement with DVB Asia in the amount of $24,800,000. The loan bore interest at a rate of 6.1225% per year and was scheduled to mature on March 25, 2022. On February 14, 2018, a portion of the proceeds from the sale of the EPIC Vessels was used to satisfy in full the related outstanding non-recourse long-term debt obligations to DVB Asia of $14,553,215.

On June 9, 2014, a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen financed the acquisition of an offshore supply vessel from Pacific Crest by entering into a non-recourse loan agreement with DVB Asia in the amount of $26,000,000. The senior secured loan bears interest at a rate of 5.04% per year and matures on June 24, 2021. On December 21, 2017, we were notified of an event of default as a result of payment defaults and non-compliance with certain financial covenants. The lender has reserved, but not exercised, its rights under the loan agreement. As a result of such default, we classified the entire outstanding net balance of the debt of $18,200,969 to current liabilities as of March 31, 2018. On April 20, 2018, the joint venture and DVB Asia entered into a letter agreement in which both parties agreed to cooperate to market and sell the offshore supply vessel.

At March 31, 2018, we were in compliance with all covenants related to our non-recourse long-term debt, except as disclosed above.

Distributions
We, at our Managing Trustee’s discretion, paid monthly distributions to each of our beneficial owners beginning with the first month after each such beneficial owner’s admission to the LLC through the end of our operating period, which was April 30, 2014. Distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments. We only paid distributions of $2,663,916 to our noncontrolling interests during the 2018 Quarter.

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

In connection with certain debt obligations, we are required to maintain restricted cash accounts with certain banks. At March 31, 2018, we had restricted cash of $785,943, which is presented within other non-current assets on our consolidated balance sheets.

Off-Balance Sheet Transactions
None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2018, our Managing Trustee carried out an evaluation, under the supervision and with the participation of the management of our Managing Trustee, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Trustee’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Trustee’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Interests during the three months ended March 31, 2018.

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

May 14, 2018

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)
By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)
By: /s/ Christine H. Yap
Christine H. Yap
Managing Director (Principal Financial and Accounting Officer)