Form 10-Q
period 2018-06-30
ICON LEASING FUND TWELVE, LLC
filed 2018-08-14
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2018
or
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53189

ICON Leasing Fund Twelve Liquidating Trust
(Exact name of registrant as specified in its charter)

Delaware	81-7012783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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
Number of outstanding beneficial interests of the registrant on August 9, 2018 is 348,335.
* ICON Leasing Fund Twelve Liquidating Trust is the transferee of the assets and liabilities of ICON Leasing Fund Twelve, LLC and files reports under the Commission file number for ICON Leasing Fund Twelve, LLC.

ICON Leasing Fund Twelve Liquidating Trust

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,628,040	$12,974,467
Current portion of net investment in note receivable	3,041,667	8,791,579
Current portion of net investment in finance leases	—	2,677,965
Other current assets	122,961	72,325
Total current assets	14,792,668	24,516,336
Non-current assets:
Net investment in note receivable, less current portion	12,748,333	2,908,421
Net investment in finance leases, less current portion	—	30,232,353
Leased equipment at cost (less accumulated depreciation of $8,055,357)	—	13,000,000
Vessel	5,400,000	—
Investment in cost-method investees	2,475,892	—
Restricted cash	1,794,362	2,063,845
Other non-current assets	—	202
Total non-current assets	22,418,587	48,204,821
Total assets	$37,211,255	$72,721,157
Liabilities and Equity
Current liabilities:
Current portion of non-recourse long-term debt	$18,212,508	$22,335,800
Due to Managing Trustee and affiliates, net	—	107,406
Accrued expenses and other current liabilities	1,304,318	800,879
Total current liabilities	19,516,826	23,244,085
Non-current liabilities:
Non-recourse long-term debt, less current portion	—	11,146,564
Seller's credits	—	8,738,715
Other non-current liabilities	—	150,000
Total non-current liabilities	—	20,035,279
Total liabilities	19,516,826	43,279,364
Commitments and contingencies (Note 11)
Equity:
Beneficial owners’ equity:
Additional beneficial owners	23,586,642	30,414,292
Managing Trustee	(2,873,057)	(2,804,091)
Total beneficial owners' equity	20,713,585	27,610,201
Noncontrolling interests	(3,019,156)	1,831,592
Total equity	17,694,429	29,441,793
Total liabilities and equity	$37,211,255	$72,721,157

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue and other income:
Finance income (loss)	$468,887	$1,028,214	$(1,436,319)	$2,774,458
Rental income	566,667	1,705,907	566,667	3,411,815
Loss from investment in joint ventures and equity-method investees	(60,025)	(4,475)	(224,108)	(6,071)
Gain on extinguishment of seller's credit and interest payable	1,476,348	—	1,476,348	5,131,250
Total revenue and other income	2,451,877	2,729,646	382,588	11,311,452
Expenses:
Management fees	—	74,349	—	148,083
Administrative expense reimbursements	207,685	204,946	382,134	449,972
General and administrative	249,509	306,222	587,705	842,564
Interest	273,548	712,714	896,197	1,484,370
Depreciation	127,169	1,062,655	254,775	2,125,724
Vessel operating	—	204,576	—	204,576
Impairment loss	7,345,225	16,361,525	7,345,225	17,261,525
Total expenses	8,203,136	18,926,987	9,466,036	22,516,814
Net loss	(5,751,259)	(16,197,341)	(9,083,448)	(11,205,362)
Less: net loss attributable to noncontrolling interests	(1,457,591)	(3,370,027)	(2,186,832)	(3,056,702)
Net loss attributable to Fund Twelve Liquidating Trust	$(4,293,668)	$(12,827,314)	$(6,896,616)	$(8,148,660)

Net loss attributable to Fund Twelve Liquidating Trust allocable to:
Additional beneficial owners	$(4,250,731)	$(12,699,040)	$(6,827,650)	$(8,067,173)
Managing Trustee	(42,937)	(128,274)	(68,966)	(81,487)
	$(4,293,668)	$(12,827,314)	$(6,896,616)	$(8,148,660)

Weighted average number of additional beneficial interests outstanding	348,335	348,335	348,335	348,335
Net loss attributable to Fund Twelve Liquidating Trust per weighted average additional beneficial interest outstanding	$(12.20)	$(36.46)	$(19.60)	$(23.16)

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Changes in Equity

	Beneficial Owners' Equity
	Additional Beneficial Interests	Additional Beneficial Owners	Managing Trustee	Total Beneficial Owners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	348,335	$30,414,292	$(2,804,091)	$27,610,201	$1,831,592	$29,441,793
Net loss (unaudited)	—	(2,576,919)	(26,029)	(2,602,948)	(729,241)	(3,332,189)
Distributions (unaudited)	—	—	—	—	(2,663,916)	(2,663,916)
Balance, March 31, 2018 (unaudited)	348,335	27,837,373	(2,830,120)	25,007,253	(1,561,565)	23,445,688
Net loss (unaudited)	—	(4,250,731)	(42,937)	(4,293,668)	(1,457,591)	(5,751,259)
Balance, June 30, 2018 (unaudited)	348,335	$23,586,642	$(2,873,057)	$20,713,585	$(3,019,156)	$17,694,429

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(9,083,448)	$(11,205,362)
Adjustments to reconcile net loss to net cash provided by operating activities:
Finance loss (income)	2,221,881	(2,105,691)
Loss from investment in joint ventures and equity-method investees	224,108	6,071
Depreciation	254,775	2,125,724
Interest expense from amortization of debt financing costs	225,144	66,845
Net accretion of seller's credits and other	92,816	248,958
Gain on extinguishment of seller's credit and interest payable	(1,476,348)	(5,131,250)
Impairment loss	7,345,225	17,261,525
Paid-in-kind interest	(790,000)	—
Changes in operating assets and liabilities:
Collection of finance leases	23,333,254	5,913,803
Other assets	(50,434)	(663,628)
Accrued expenses and other current liabilities	353,439	(311,653)
Deferred revenue	—	(17,454)
Due to Managing Trustee and affiliates, net	(107,406)	(220,867)
Net cash provided by operating activities	22,543,006	5,967,021
Cash flows from investing activities:
Investment in note receivable	(3,300,000)	—
Investment in equity-method investees	(2,700,000)	—
Investment in joint venture	—	(6,071)
Net cash used in investing activities	(6,000,000)	(6,071)
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(15,495,000)	(4,771,401)
Distributions to noncontrolling interests	(2,663,916)	(1,276,319)
Distributions to beneficial owners	—	(5,050,727)
Net cash used in financing activities	(18,158,916)	(11,098,447)
Net decrease in cash, cash equivalents and restricted cash	(1,615,910)	(5,137,497)
Cash, cash equivalents and restricted cash, beginning of period	15,038,312	13,726,200
Cash, cash equivalents and restricted cash, end of period (a)	$13,422,402	$8,588,703

Supplemental disclosure of cash flow information:
Cash paid for interest	$229,798	$1,153,374
Supplemental disclosure of non-cash financing activities:
Satisfaction of seller's credit netted at sale	$7,355,183	$—

(a) The following table presents a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets:

Cash and cash equivalents	$11,628,040	$6,048,147
Restricted cash	1,794,362	2,540,556
Total cash, cash equivalents and restricted cash	$13,422,402	$8,588,703

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
June 30, 2018
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
June 30, 2018
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

Investments - Equity Method and Cost Method

We account for our interests in entities in which we are able to exercise significant influence over operating and financial policies, generally 50% or less ownership interest, under the equity method of accounting. In such cases, our original investments are recorded at cost and adjusted for our share of earnings, losses and distributions. We account for our interests in entities where we have virtually no influence over operating and financial policies under the cost method of accounting. In such cases, our original investments are recorded at cost and any distributions received are recorded as revenue. All investments are subject to our impairment review policy.

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

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which provides guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. We adopted ASU 2016-01 on January 1, 2018. As a result of the adoption of ASU 2016-01, we are no longer required to make certain disclosures related to the methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost.

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

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. As a result of the adoption of ASU 2016-18 on January 1, 2018, we commenced presenting restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on our consolidated statements of cash flows. We adopted ASU 2016-18 using the retrospective method. As a result, the effects of adopting ASU 2016-18 on our consolidated statements of cash flows for the six months ended June 30, 2017 were as follows:

	Six Months Ended June 30, 2017
	As Reported	Adoption of ASU 2016-18	As Adjusted
Net cash provided by (used in) operating activities	$6,897,612	$(930,591)	$5,967,021

Cash, cash equivalents and restricted cash, beginning of period	10,255,053	3,471,147	13,726,200
Net decrease in cash, cash equivalents and restricted cash	(4,206,906)	(930,591)	(5,137,497)
Cash, cash equivalents and restricted cash, end of period	$6,048,147	$2,540,556	$8,588,703

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
June 30, 2018
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

(3)       Net Investment in Note Receivable
As of June 30, 2018, we had no net investment in note receivable on non-accrual status and no net investment in note receivable that was past due 90 days or more and still accruing.  As of December 31, 2017, we had net investment in note receivable on non-accrual status of $11,700,000 and no net investment in note receivable that was past due 90 days or more and still accruing. See below for further details regarding our note receivable related to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”).

Net investment in note receivable consisted of the following:

	June 30, 2018	December 31, 2017
Principal outstanding (1)	$15,790,000	$21,002,939
Credit loss reserve (2)	—	(9,302,939)
Net investment in note receivable (3)	15,790,000	11,700,000
Less: current portion of net investment in note receivable	3,041,667	8,791,579
Net investment in note receivable, less current portion	$12,748,333	$2,908,421
(1) As of June 30, 2018 and December 31, 2017, total principal outstanding related to our impaired loan was $15,790,000 and $21,002,939, respectively.
(2) As of December 31, 2017, we had a credit loss reserve of $15,690,944 related to TMA, of which $6,388,005 was reserved against the accrued interest receivable included in other current assets and $9,302,939 was reserved against the current portion of net investment in note receivable.
(3) As of June 30, 2018 and December 31, 2017, net investment in note receivable related to our impaired loan was $15,790,000 and $11,700,000, respectively.

On July 14, 2014, we, ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) and ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), each an entity also managed by our Managing Trustee (collectively, “ICON”), entered into a secured term loan credit facility agreement with TMA to provide a credit facility of up to $29,000,000 (the “ICON Loan”), of which our commitment of $21,750,000 was funded on August 27, 2014 (the “TMA Initial Closing Date”). The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus a margin of 17%.  Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. On November 24, 2014, ICON entered into an amended and restated senior secured term loan credit facility agreement with TMA pursuant to which an unaffiliated third party (the “Senior Lender”) agreed to provide a senior secured term loan in the amount of up to $89,000,000 (the “Senior Loan,” and collectively with the ICON Loan, the “TMA Facility”) to acquire two additional vessels. The TMA Facility had a term of five years from the TMA Initial Closing Date. As a result of the amendment, the margin for the ICON Loan increased to 15% and repayment of the ICON Loan became subordinated to the repayment of the Senior Loan. The TMA Facility is secured by, among other things, a first priority security interest in the four vessels and TMA’s right to the collection of hire with respect to earnings from the sub-charterer related to the four vessels. As a condition to the amendment and increased size of the TMA Facility, TMA was required to cause all four platform supply vessels to be under contract by March 31, 2015. Due to TMA’s failure to meet such condition, TMA was in technical default and in payment default while available cash was swept by the Senior Lender and applied to the Senior Loan in accordance with the loan agreement. As a result, the principal balance of the Senior Loan amortized at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. Our Managing Trustee continued to assess the collectability of the note receivable at each reporting date as TMA's credit quality slowly deteriorated and the fair market value of the collateral continued to decrease. During the three months ended June 30, 2017, our Managing Trustee believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Managing Trustee met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we had a second priority security interest, our Managing Trustee determined to record a credit loss of $10,500,000 during the three months ended September 30, 2017.

On December 26, 2017, ICON, the Senior Lender and TMA entered into a restructuring support and lock-up agreement to commit to a restructuring of TMA’s outstanding debt obligations and to provide additional funding to TMA, subject to

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

execution of definitive agreements. As a result of this restructuring (as further described below), our Managing Trustee assessed the collectability of the note receivable as of December 31, 2017 and recorded an additional credit loss of $5,190,944 for the three months ended December 31, 2017.

On January 5, 2018, ICON, the Senior Lender and TMA executed all definitive agreements including, without limitation, the second amended and restated term loan credit facility agreement in connection with the restructuring of the TMA Facility (the “Second Amendment”). Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan would amortize at a faster rate, at which time ICON would become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its aggregate notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $6,000,000, which represented our share of the total additional commitment to TMA, and our note and interest receivables due from TMA were reduced to $15,000,000. As of January 5, 2018, our share of the fair value of the 12.5% equity interest in two affiliates of TMA was estimated to be $2,700,000, which was based on an independent third-party valuation. Of our $6,000,000 additional commitment to TMA, we recorded $2,700,000 as an investment accounted for under the equity method of accounting (see Note 6) and the remaining $3,300,000 as an additional loan to TMA. As a result of this restructuring, during the three months ended March 31, 2018, we wrote off the allowance for credit loss of $15,690,944 related to TMA, of which $6,388,005 was previously reserved against the accrued interest receivable and $9,302,939 was previously reserved against the current portion of our net investment in note receivable. In addition, we also wrote off the corresponding $6,388,005 accrued interest receivable. In accordance with the Second Amendment, our restructured loan of $15,000,000 bears interest at a rate of 12% per year and is scheduled to mature on January 5, 2021. The amended TMA Facility is secured by substantially the same collateral that secured the TMA Facility prior to the restructuring.
On June 12, 2018, all of TMA’s obligations to the Senior Lender and all amounts payable under the Senior Loan were satisfied in full. As a result, ICON became the agent and senior lender and has a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels. Interest was accrued as paid-in-kind (“PIK”) interest until the Senior Loan was satisfied in full. Upon satisfaction of the Senior Loan, (i) $790,000 of PIK interest was reclassified to principal; and (ii) the ICON Loan is being amortized at 25% per year and together with interest, is payable quarterly in arrears. On July 5, 2018, we extended the due date of certain payments from TMA for an additional 15 days for a fee of $22,500. Such payments were timely received from TMA.
As of June 30, 2018 and December 31, 2017, our net investment in note receivable related to TMA was $15,790,000 and $11,700,000, respectively. In addition, as of December 31, 2017, we had an accrued interest receivable related to TMA of $6,388,005, which had been fully reserved, resulting in a net carrying value of $0. During the three and six months ended June 30, 2018, we recognized finance income of $467,650 and $892,650, respectively, of which no amount was recognized on a cash basis. During the three and six months ended June 30, 2017, we recognized finance income of $0 and $667,672, respectively, of which no amount was recognized on a cash basis.

There was no allowance for credit loss at the beginning or at the end of the three months ended June 30, 2018. There were no related activities during the three months ended June 30, 2018.
Credit loss allowance activities for the six months ended June 30, 2018 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2017	$15,690,944
Provisions	—
Write-offs, net of recoveries	(15,690,944)
Allowance for credit loss as of June 30, 2018	$—

There was no allowance for credit loss at the beginning or at the end of the six months ended June 30, 2017. There were no related activities during the six months ended June 30, 2017.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

(4)      Net Investment in Finance Leases
As of June 30, 2018 and December 31, 2017, we had no net investment in finance leases on non-accrual status and no net investment in finance leases that was past due 90 days or more and still accruing.

Net investment in finance leases consisted of the following:

	June 30, 2018	December 31, 2017
Minimum rents receivable	$—	$45,640,500
Initial direct costs	—	636,338
Unearned income	—	(13,366,520)
Net investment in finance leases	—	32,910,318
Less: current portion of net investment in finance leases	—	2,677,965
Net investment in finance leases, less current portion	$—	$30,232,353

On March 21, 2014, a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two LPG tanker vessels, the EPIC Bali and the EPIC Borneo (f/k/a the SIVA Coral and the SIVA Pearl, respectively) (collectively, the “EPIC Vessels”), from Foreguard Shipping I Global Ships Ltd. (f/k/a Siva Global Ships Limited) (“Foreguard Shipping”) for an aggregate purchase price of $41,600,000. The EPIC Bali and the EPIC Borneo were delivered on March 28, 2014 and April 8, 2014, respectively. The EPIC Vessels were bareboat chartered to an affiliate of Foreguard Shipping for a period of eight years upon the delivery of each respective vessel. The EPIC Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan from DVB Group Merchant Bank (Asia) Ltd. (“DVB Asia”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit. On February 14, 2018, Foreguard Shipping purchased the EPIC Vessels from the indirect subsidiaries for an aggregate purchase price of $32,412,488. As a result, the bareboat charters were terminated. A portion of the proceeds from the sale of the EPIC Vessels was used to satisfy in full the seller's credit to Foreguard Shipping and the related outstanding non-recourse long-term debt obligations to DVB Asia. As a result, we recorded a loss of $3,018,839, which is included in finance income (loss) on our consolidated statements of operations. The loss was primarily due to (i) the seller’s credit, which was satisfied in full at its maturity amount of $9,500,000 rather than its then-present value of $7,355,183 prior to the sale, and (ii) the write-off of the remaining unamortized indirect costs.

(5)      Leased Equipment at Cost
Leased equipment at cost consisted of the following:

	June 30, 2018	December 31, 2017
Offshore oil field services equipment	$—	$21,055,357
Leased equipment at cost	—	21,055,357
Less: accumulated depreciation	—	8,055,357
Leased equipment at cost, less accumulated depreciation	$—	$13,000,000

Depreciation expense was $127,169 and $254,775 for the three and six months ended June 30, 2018, respectively. Depreciation expense was $1,062,655 and $2,125,724 for the three and six months ended June 30, 2017, respectively.

On June 12, 2014, a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen purchased an offshore supply vessel from Pacific Crest Pte. Ltd. (“Pacific Crest”) for $40,000,000. Simultaneously, the vessel was bareboat chartered to Pacific Crest for ten years. The vessel was acquired for approximately $12,000,000 in cash, $26,000,000 of financing through a senior secured loan from DVB Asia and $2,000,000 of financing through a subordinated, non-interest-bearing seller’s credit. Since July 2017, Pacific Crest failed to make its monthly charter payments and our Managing Trustee was advised in July 2017 that Pacific Crest was engaged in discussions with its lenders regarding a potential restructuring of its outstanding debt obligations. As a result, we performed an impairment test on the vessel. For the year ended December 31, 2017, we recorded an aggregate impairment loss of $19,295,230 based on our impairment tests.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

On April 20, 2018, we and DVB Asia entered into an agreement (the “DVB Asia Agreement”) under which the parties agreed to (i) cooperate to market and sell the offshore supply vessel, (ii) the application of any future payments that may be received by us from Pacific Crest and/or Pacific Radiance Ltd. (“Pacific Radiance”), the guarantor of Pacific Crest’s obligations under the bareboat charter related to the vessel, in settlement of all obligations and liabilities of Pacific Crest and Pacific Radiance under the bareboat charter and the guaranty, respectively, and (iii) the application of the sale proceeds from any future sale of the vessel.
On May 14, 2018, we entered into a settlement agreement with Pacific Crest, Pacific Radiance and DVB Asia under which, among other things, (i) the parties agreed to terminate the bareboat charter and we would release Pacific Crest and Pacific Radiance from all obligations and liabilities under the bareboat charter and the guaranty, respectively, in each case upon our receipt of a $1,000,000 payment from Pacific Crest, a portion of which will be used to make a partial repayment on the outstanding debt to DVB Asia; (ii) the parties agreed to cooperate to market and sell the offshore supply vessel; and, (iii) Pacific Crest released us from our obligation to repay the seller's credit and Pacific Crest will continue to maintain the vessel in its current condition until the earlier of the sale of the vessel or December 15, 2018. On May 18, 2018, we received the $1,000,000 payment from Pacific Crest, of which (a) we are entitled to $566,667, and (b) the remaining $433,333 will be applied toward the repayment of the outstanding non-recourse debt to DVB Asia in accordance with the DVB Asia Agreement. We recognized $566,667 as rental income during the three months ended June 30, 2018.
On May 16, 2018, Pacific Radiance and its subsidiaries (including Pacific Crest) made applications to the Singapore High Court seeking interim protection against legal proceedings and other claims as they seek to restructure their outstanding debt obligations with stakeholders.  On June 11, 2018, the Court granted such protection to Pacific Radiance and its subsidiaries (including Pacific Crest) until December 2018.
On June 4, 2018, we entered into an exclusivity agreement with a potential purchaser of the offshore supply vessel under which we agreed to exclusively negotiate with such potential purchaser for the sale of the vessel to permit the potential purchaser to bid on a bareboat charter that if accepted, would employ the offshore supply vessel. In exchange for exclusivity, the potential purchaser paid a $25,000 nonrefundable fee. The exclusivity agreement has since expired and we were informed by the potential purchaser that it would not proceed with the purchase of the vessel. We are currently working with DVB Asia, Pacific Crest and Pacific Radiance to market and sell the vessel and are in negotiations with another potential purchaser. Based on the purchase offers received, our Managing Trustee concluded that there was an indication that the then net carrying value of the vessel may not be recoverable. As a result, our Managing Trustee performed an impairment test on the vessel and concluded that we should record an additional impairment loss of $7,345,225 during the three months ended June 30, 2018. Determining the fair value of the vessel involves significant judgment due to the lack of sales activity in the market that the vessel operates.  We and DVB Asia are motivated to sell the vessel as the vessel is the primary collateral securing our non-recourse long-term debt with DVB Asia. An additional impairment loss or loss on sale may be recorded in future periods to the extent the fair value of the vessel decreases or the final purchase price for the vessel is below the net carrying value as of June 30, 2018. However, a gain on extinguishment of debt may also be recognized in a future period as a result of applying the sale proceeds to settle the related non-recourse long-term debt.

As a result of the termination of the bareboat charter, we reclassified the offshore supply vessel from leased equipment at cost to vessel on our consolidated balance sheet as of June 30, 2018 at the net carrying value of $5,400,000.

(6)    Vessel
Upon termination of the bareboat charter with Pacific Crest (see Note 5), we reclassified the offshore supply vessel from leased equipment at cost to vessel on our consolidated balance sheet as of June 30, 2018.

(7)    Investment in Cost-Method Investees

As part of the restructuring of our note receivable with TMA, ICON acquired a 12.5% equity interest in two affiliates of TMA. In proportion to our share of the ICON Loan, our share of such equity interest in these two entities is 9.375%. Due to our ownership interest and that we were able to exercise significant influence over the operating and financial policies of these two affiliates of TMA, we accounted for our investment in such equity interest under the equity method of accounting.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

On June 29, 2018, ICON’s appointee to the board of directors of the two affiliates of TMA resigned as a board member and as a result, no longer participates in voting on any matter associated with the business operations of these two entities. As a result, we are no longer deemed to be able to exercise significant influence over the operating and financial policies of these two entities. We recorded our share of loss of $224,108 from these two equity-method investees through June 29, 2018 and reclassified the amount related to these two affiliates of TMA from investment in equity-method investees to investment in cost-method investees as of June 30, 2018.

(8)      Non-Recourse Long-Term Debt
As of June 30, 2018 and December 31, 2017, we had the following non-recourse long-term debt:

Counterparty	June 30, 2018	December 31, 2017	Maturity	Rate
DVB Group Merchant Bank (Asia) Ltd.	$18,315,800	$33,810,800	2021-2022	5.04%-6.1225%
Total principal outstanding on non-recourse long-term debt	18,315,800	33,810,800
Less: debt issuance costs	103,292	328,436
Total non-recourse long-term debt	18,212,508	33,482,364
Less: current portion of non-recourse long-term debt	18,212,508	22,335,800
Total non-recourse long-term debt, less current portion	$—	$11,146,564

All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the lessee was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of June 30, 2018 and December 31, 2017, the total carrying value of assets subject to non-recourse long-term debt was $5,400,000 and $45,910,318, respectively.

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

On June 9, 2014, a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen financed the acquisition of an offshore supply vessel from Pacific Crest by entering into a non-recourse loan agreement with DVB Asia in the amount of $26,000,000. The senior secured loan bears interest at a rate of 5.04% per year and matures on June 24, 2021. On December 21, 2017, we were notified of an event of default as a result of payment defaults and non-compliance with certain financial covenants. The lender has reserved, but not exercised, its rights under the loan agreement. As a result of such default, we classified the entire outstanding net balance of the debt of $18,212,508 under current liabilities as of June 30, 2018. We are currently working with DVB Asia, Pacific Crest and Pacific Radiance to market and sell the vessel (see Note 5).

At June 30, 2018, our non-recourse long-term debt was related to the loan from DVB Asia, in which we are not in compliance as disclosed above.

For the three months ended June 30, 2018 and 2017, we recognized interest expense of $11,539 and $32,891, respectively, related to the amortization of debt financing costs. For the six months ended June 30, 2018 and 2017, we recognized interest expense of $225,144 and $66,845, respectively, related to the amortization of debt financing costs.

(9)      Transactions with Related Parties
We did not pay distributions to our Managing Trustee for the three or six months ended June 30, 2018 and 2017. Our Managing Trustee’s interest in our net loss for the three months ended June 30, 2018 and 2017 was $42,937 and $128,274,

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

respectively.  Our Managing Trustee's interest in our net loss for the six months ended June 30, 2018 and 2017 was $68,966 and $81,487, respectively.

Fees and other expenses incurred by us to our Managing Trustee or its affiliates were as follows:

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2018	2017	2018	2017
ICON Capital, LLC	Managing Trustee	Management fees (1)	$—	$74,349	$—	$148,083
ICON Capital, LLC	Managing Trustee	Administrative expense reimbursements (1)	207,685	204,946	382,134	449,972
			$207,685	$279,295	$382,134	$598,055
(1) Amount charged directly to operations.

At June 30, 2018, we had a net receivable due from our Managing Trustee and affiliates of $4,815 primarily related to administrative expense reimbursements, which is included in other current assets. At December 31, 2017, we had a net payable due to our Managing Trustee and affiliates of $107,406 primarily related to administrative expense reimbursements.

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

The following table summarizes the valuation of our material non-financial asset measured at fair value on a nonrecurring basis, which is presented as of the date the impairment loss was recorded, while the carrying value of the asset is presented as of June 30, 2018.

	Carrying Value at	Fair Value at Impairment Date			Impairment Loss for the
	June 30, 2018	Level 1	Level 2	Level 3	Six Months Ended June 30, 2018
Vessel	$5,400,000	$—	$—	$5,400,000	$7,345,225

Since July 2017, Pacific Crest failed to make its monthly charter payments. During the three months ended June 30, 2018, we entered into an exclusivity agreement with a potential purchaser of the offshore supply vessel under which we agreed to exclusively negotiate with such potential purchaser for the sale of the vessel to permit the potential purchaser to bid on a bareboat charter that if accepted, would employ the offshore supply vessel. The exclusivity agreement has since expired without proceeding with a sale of the vessel. We are currently working with DVB Asia, Pacific Crest and Pacific Radiance to market and sell the vessel and are in negotiations with another potential purchaser. Based on the purchase offers received, our Managing Trustee concluded that there was an indication that the then net carrying value of the vessel may not be recoverable. As a result, our Managing Trustee performed an impairment test on the vessel and concluded that we

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

should record an additional impairment loss of $7,345,225 during the three months ended June 30, 2018. Determining the fair value of the vessel involves significant judgment due to the lack of sales activity in the market that the vessel operates.  We and DVB Asia are motivated to sell the vessel as the vessel is the primary collateral securing our non-recourse long-term debt with DVB Asia. An additional impairment loss or loss on sale may be recorded in future periods to the extent the fair value of the vessel decreases or the final purchase price for the vessel is below the net carrying value as of June 30, 2018. As of June 30, 2018, the estimated fair market value of the offshore supply vessel was based on a weighted average of a third-party valuation using a combination of the market approach and the income approach, and the purchase price currently in negotiation. The estimated fair market value was based on inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3.

Assets and Liabilities for which Fair Value is Disclosed

Certain of our financial assets and liabilities, which include a fixed-rate note receivable and fixed-rate non-recourse long-term debt, for which fair value is required to be disclosed, were valued using inputs that are generally unobservable and supported by little or no market data and are therefore classified within Level 3. Fair value information with respect to certain of our other assets and liabilities is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets and liabilities, other than lease-related investments, approximates fair value due to their short-term maturities.

	June 30, 2018
	Carrying Value	Fair Value (Level 3)
Principal outstanding on fixed-rate note receivable	$15,790,000	$15,790,000

Principal outstanding on fixed-rate non-recourse long-term debt	$18,315,800	$5,587,253

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

In connection with certain debt obligations, we are required to maintain restricted cash accounts with certain banks. At June 30, 2018, we had restricted cash of $1,794,362.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2017:

Note Receivable

On January 5, 2018, ICON, the Senior Lender and TMA executed all definitive agreements in connection with the restructuring of TMA's outstanding debt obligations including, without limitation, the Second Amendment. Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan would amortize at a faster rate, at which time ICON would become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its aggregate notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $6,000,000, which represented our share of the total additional commitment to TMA, and our note and interest receivables due from TMA were reduced to $15,000,000. As of January 5, 2018, our share of the fair value of the 12.5% equity interest in two affiliates of TMA was estimated to be $2,700,000, which was based on an independent third-party valuation. Of our $6,000,000 additional commitment to TMA, we recorded $2,700,000 as an investment accounted for under the equity method of accounting and the remaining $3,300,000 as an additional loan to TMA. As a result of this restructuring, during the three months ended March 31, 2018, we wrote off the allowance for credit loss of $15,690,944 related to TMA, of which $6,388,005 was previously reserved against the accrued interest receivable and $9,302,939 was previously reserved against the current portion of our net investment in note receivable. In addition, we also wrote off the corresponding $6,388,005 accrued interest receivable. In accordance with the Second Amendment, our restructured loan of $15,000,000 bears interest at a rate of 12% per year and is scheduled to mature on January 5, 2021. The amended TMA Facility is secured by substantially the same collateral that secured the TMA Facility prior to the restructuring.

On June 12, 2018, all of TMA’s obligations to the Senior Lender and all amounts payable under the Senior Loan were satisfied in full. As a result, ICON became the agent and senior lender and has a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels. Interest was accrued as PIK interest until the Senior Loan was satisfied in full. Upon satisfaction of the Senior Loan, (i) $790,000 of PIK interest was reclassified to principal; and (ii) the ICON Loan is being amortized at 25% per year and together with interest, is payable quarterly in arrears. On July 5, 2018, we extended the due date of certain payments from TMA for an additional 15 days for a fee of $22,500. Such payments were timely received from TMA.
As of June 30, 2018 and December 31, 2017, our net investment in note receivable related to TMA was $15,790,000 and $11,700,000, respectively. In addition, as of December 31, 2017, we had an accrued interest receivable related to TMA of $6,388,005, which had been fully reserved, resulting in a net carrying value of $0. During the three and six months ended June 30, 2018, we recognized finance income of $467,650 and $892,650, respectively, of which no amount was recognized on a cash basis. During the three and six months ended June 30, 2017, we recognized finance income of $0 and $667,672, respectively, of which no amount was recognized on a cash basis.

Marine Vessels

On February 14, 2018, Foreguard Shipping purchased the EPIC Vessels from two indirect subsidiaries of a joint venture owned 75% by us for an aggregate purchase price of $32,412,488. As a result, the bareboat charters were terminated. A portion of the proceeds from the sale of the EPIC Vessels was used to satisfy in full the seller's credit to Foreguard Shipping and the related outstanding non-recourse long-term debt obligations to DVB Asia. As a result, we recorded a loss of $3,018,839, which is included in finance income (loss) on our consolidated statements of operations. The loss was primarily due to (i) the seller’s credit, which was satisfied in full at its maturity amount of $9,500,000 rather than its then-present value of $7,355,183 prior to the sale, and (ii) the write-off of the remaining unamortized indirect costs.

On April 20, 2018, we and DVB Asia entered into the DVB Asia Agreement under which the parties agreed to (i) cooperate to market and sell the offshore supply vessel, (ii) the application of any future payments that may be received by us from Pacific Crest and/or Pacific Radiance in settlement of all obligations and liabilities of Pacific Crest and Pacific Radiance under the bareboat charter and the guaranty, respectively, and (iii) the application of the sale proceeds from any future sale of the vessel.
On May 14, 2018, we entered into a settlement agreement with Pacific Crest, Pacific Radiance and DVB Asia under which, among other things, (i) the parties agreed to terminate the bareboat charter and we would release Pacific Crest and

Pacific Radiance from all obligations and liabilities under the bareboat charter and the guaranty, respectively, in each case upon our receipt of a $1,000,000 payment from Pacific Crest, a portion of which will be used to make a partial repayment on the outstanding debt to DVB Asia; (ii) the parties agreed to cooperate to market and sell the offshore supply vessel; and, (iii) Pacific Crest released us from our obligation to repay the seller's credit and Pacific Crest will continue to maintain the vessel in its current condition until the earlier of the sale of the vessel or December 15, 2018. On May 18, 2018, we received the $1,000,000 payment from Pacific Crest, of which (a) we are entitled to $566,667, and (b) the remaining $433,333 will be applied toward the repayment of the outstanding non-recourse debt to DVB Asia in accordance with the DVB Asia Agreement. We recognized $566,667 as rental income during the three months ended June 30, 2018.
On May 16, 2018, Pacific Radiance and its subsidiaries (including Pacific Crest) made applications to the Singapore High Court seeking interim protection against legal proceedings and other claims as they seek to restructure their outstanding debt obligations with stakeholders.  On June 11, 2018, the Court granted such protection to Pacific Radiance and its subsidiaries (including Pacific Crest) until December 2018.

On June 4, 2018, we entered into an exclusivity agreement with a potential purchaser of the offshore supply vessel under which we agreed to exclusively negotiate with such potential purchaser for the sale of the vessel to permit the potential purchaser to bid on a bareboat charter that if accepted, would employ the offshore supply vessel. In exchange for exclusivity, the potential purchaser paid a $25,000 nonrefundable fee. The exclusivity agreement has since expired and we were informed by the potential purchaser that it would not proceed with the purchase of the vessel. We are currently working with DVB Asia, Pacific Crest and Pacific Radiance to market and sell the vessel and are in negotiations with another potential purchaser. Based on the purchase offers received, our Managing Trustee concluded that there was an indication that the then net carrying value of the vessel may not be recoverable. As a result, our Managing Trustee performed an impairment test on the vessel and concluded that we should record an additional impairment loss of $7,345,225 during the three months ended June 30, 2018. Determining the fair value of the vessel involves significant judgment due to the lack of sales activity in the market that the vessel operates. We and DVB Asia are motivated to sell the vessel as the vessel is the primary collateral securing our non-recourse long-term debt with DVB Asia. An additional impairment loss or loss on sale may be recorded in future periods to the extent the fair value of the vessel decreases or the final purchase price for the vessel is below the net carrying value as of June 30, 2018. However, a gain on extinguishment of debt may also be recognized in a future period as a result of applying the sale proceeds to settle the related non-recourse long-term debt.

As a result of the termination of the bareboat charter, we reclassified the offshore supply vessel from leased equipment at cost to vessel on our consolidated balance sheet as of June 30, 2018 at the net carrying value of $5,400,000.

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

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows, which we adopted on January 1, 2018. As a result of the adoption of ASU 2016-18, we commenced presenting restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on our consolidated statements of cash flows. We adopted ASU 2016-18 using the retrospective method. As a result, the effects of adopting ASU 2016-18 on our consolidated statements of cash flows for the six months ended June 30, 2017 were to decrease cash provided by operating activities for the six months ended June 30, 2017 by $930,591 and increase cash, cash equivalents and restricted cash at June 30, 2017 by $2,540,556.

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

Results of Operations for the Three Months Ended June 30, 2018 (the “2018 Quarter”) and 2017 (the “2017 Quarter”)

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

Financing Transactions
The following tables set forth the types of assets securing the financing transactions in our portfolio:

	June 30, 2018		December 31, 2017
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Platform supply vessels	$15,790,000	100%	$11,700,000	26%
Tanker vessels	—	—	32,910,318	74%
	$15,790,000	100%	$44,610,318	100%

The net carrying value of our financing transactions includes the balance of our net investment in note receivable and our net investment in finance leases as of each reporting date.

During the 2018 Quarter and the 2017 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income (loss) as follows:

		Percentage of Total Finance Income (Loss)
Customer	Asset Type	2018 Quarter	2017 Quarter
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	100%	—
Foreguard Shipping I Global Ships Ltd.	Tanker vessels	—	70%
Blackhawk Mining, LLC	Mining equipment	—	30%
		100%	100%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income (loss) in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

TMA was in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and was in payment default while available cash was swept by the Senior Lender and applied to the Senior Loan in accordance with the secured term loan credit facility agreement. As a result, the principal balance of the Senior Loan amortized at a faster rate. During the 2017 Quarter, our Managing Trustee believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Managing Trustee met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we had a second priority security interest, our Managing Trustee determined to record credit losses commencing with the three months ended September 30, 2017. As of December 31, 2017, our net investment in note receivable related to TMA was $21,002,939, net of a credit loss reserve of $9,302,939. In addition, as of December 31, 2017, we had an accrued interest receivable related to TMA of $6,388,005, which had been fully reserved, resulting in a net carrying value of $0. On January 5, 2018, ICON, the Senior Lender and TMA entered into the Second Amendment. Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan would amortize at a faster rate, at which time ICON would become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its aggregate notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $6,000,000, which represented our share of the total additional commitment to TMA, and our note and interest receivables due from TMA were reduced to $15,000,000. On June 12, 2018, all of TMA’s obligations to the Senior Lender and all amounts payable under the Senior Loan were satisfied in full. As a result, ICON became the agent and senior lender and has a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels. Interest was accrued as PIK interest until the Senior Loan was satisfied in full. Upon satisfaction of the Senior Loan, (i) $790,000 of PIK interest was reclassified to principal; and (ii) the ICON Loan is being amortized at 25% per year and together with interest, is payable quarterly in arrears. On July 5, 2018, we extended the due date of certain payments from TMA for an additional 15 days for a fee of $22,500. Such payments were timely received from TMA. During the 2018 Quarter and the 2017 Quarter, we recognized finance income of $467,650 and $0, respectively, of which no amount was recognized on a cash basis.

Operating Lease Transactions
The following tables set forth the types of equipment subject to operating leases in our portfolio:

	June 30, 2018		December 31, 2017
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Offshore oil field services equipment	$5,400,000	100%	$13,000,000	100%
	$5,400,000	100%	$13,000,000	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost and vessel as of each reporting date.

During the 2017 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2018 Quarter	2017 Quarter
Pacific Crest Pte. Ltd.	Offshore oil field services equipment	100%	68%
Murray Energy Corporation	Mining equipment	—	32%
		100%	100%

Impaired Leased Assets within Operating Lease Transactions

Swiber Offshore Marine Pte. Ltd. (“Swiber Offshore”) failed to make its monthly charter payments to our joint venture from July 2016 through the expiration of the charter in March 2017. On July 29, 2016, Swiber Holdings Ltd. (“Swiber Holdings”) submitted an application for court-supervised judicial management in Singapore. On November 28, 2016, Swiber Offshore filed an application for voluntary winding up and liquidation in Singapore. As a result of (i) Swiber Offshore’s and Swiber Holdings' default on their respective obligations under the charter and the guaranty, respectively, (ii) Swiber Offshore and Swiber Holdings being subject to voluntary winding up and judicial management proceedings, respectively, (iii) a decrease in the fair market value of the Swiber Chateau and (iv) the barge being classified as asset held for sale as of December 31, 2016, we recorded an aggregate impairment loss of $15,493,643 during 2016, of which only $8,706,972 was allocated to Swiber as the balance of its noncontrolling interest in the joint venture had been reduced to zero. The joint venture ceased income recognition since July 2016 as collectability of remaining charter payments was in doubt. During 2017, we repossessed the Swiber Chateau. Based on a negotiated purchase price for the sale of the Swiber Chateau to a potential third-party purchaser, we further wrote down the barge by $900,000 during the three months ended March 31, 2017 to its estimated fair value less cost to sell. Subsequently, this proposed sale transaction fell through. During the 2017 Quarter, we resumed marketing the Swiber Chateau for sale. Based on such negotiations, our Managing Trustee determined to record an additional impairment loss of $1,700,000 during the 2017 Quarter. After negotiations with several other potential purchasers, we sold the barge to a third-party purchaser for $3,175,000 after recording an additional impairment loss of $2,024,000. As a result of the sale, we recognized a gain on sale of $59,730. During the 2017 Quarter, we did not recognize any rental income.

Since July 2017, Pacific Crest failed to make its monthly charter payments and our Managing Trustee was advised in July 2017 that Pacific Crest was engaged in discussions with its lenders regarding a potential restructuring of its outstanding debt obligations. As a result, we performed an impairment test on the vessel during the 2017 Quarter. Based on such test, we recorded an impairment loss of $14,661,525 during the 2017 Quarter. Commencing July 1, 2017, we ceased recognizing rental income on the lease. As part of our annual assessment of asset impairment, our Managing Trustee obtained third-party valuations related to the offshore supply vessel. Based on such valuations, our Managing Trustee concluded that an impairment existed and as a result, we recorded an additional impairment loss of $4,633,705 during the three months ended December 31, 2017.

On April 20, 2018, we and DVB Asia entered into the DVB Asia Agreement under which the parties agreed to (i) cooperate to market and sell the offshore supply vessel, (ii) the application of any future payments that may be received by us from Pacific Crest and/or Pacific Radiance in settlement of all obligations and liabilities of Pacific Crest and Pacific Radiance under the bareboat charter and the guaranty, respectively, and (iii) the application of the sale proceeds from any future sale of the vessel. On May 14, 2018, we entered into a settlement agreement with Pacific Crest, Pacific Radiance and DVB Asia under which, among other things, (i) the parties agreed to terminate the bareboat charter and we would release Pacific Crest and Pacific Radiance from all obligations and liabilities under the bareboat charter and the guaranty, respectively, in each case upon our receipt of a $1,000,000 payment from Pacific Crest, a portion of which will be used to make a partial repayment on the outstanding debt to DVB Asia; (ii) the parties agreed to cooperate to market and sell the offshore supply vessel; and, (iii) Pacific Crest released us from our obligation to repay the seller's credit and Pacific Crest will continue to maintain the vessel in its current condition until the earlier of the sale of the vessel or December 15, 2018. On May 18, 2018, we received the $1,000,000 payment from Pacific Crest, of which (a) we are entitled to $566,667 and, (b) the remaining $433,333 will be applied toward the repayment of the outstanding non-recourse debt to DVB Asia in accordance with the DVB Asia Agreement.

On May 16, 2018, Pacific Radiance and its subsidiaries (including Pacific Crest) made applications to the Singapore High Court seeking interim protection against legal proceedings and other claims as they seek to restructure their outstanding debt obligations with stakeholders.  On June 11, 2018, the Court granted such protection to Pacific Radiance and its subsidiaries (including Pacific Crest) until December 2018.

On June 4, 2018, we entered into an exclusivity agreement with a potential purchaser of the offshore supply vessel under which we agreed to exclusively negotiate with such potential purchaser for the sale of the vessel to permit the potential purchaser to bid on a bareboat charter that if accepted, would employ the offshore supply vessel. In exchange for exclusivity, the potential purchaser paid a $25,000 nonrefundable fee. The exclusivity agreement has since expired and we were informed by the potential purchaser that it would not proceed with the purchase of the vessel. We are currently working with DVB Asia, Pacific Crest and Pacific Radiance to market and sell the vessel and are in negotiations with another potential purchaser. Based on the purchase offers received, our Managing Trustee concluded that there was an indication that the then net carrying value of the vessel may not be recoverable. As a result, our Managing Trustee performed an impairment test on the vessel and concluded that we should record an additional impairment loss of $7,345,225 during the 2018 Quarter. Determining the fair value of the vessel involves significant judgment due to the lack of sales activity in the market that the vessel operates. We and DVB Asia are motivated to sell the vessel as the vessel is the primary collateral securing our non-recourse long-term debt with DVB Asia. An additional impairment loss or loss on sale may be recorded in future periods to the extent the fair value of the vessel decreases or the final purchase price for the vessel is below the net carrying value as of June 30, 2018. However, a gain on extinguishment of debt may also be recognized in a future period as a result of applying the sale proceeds to settle the related non-recourse long-term debt.

As a result of the termination of the bareboat charter, we reclassified the offshore supply vessel from leased equipment at cost to vessel on our consolidated balance sheet as of June 30, 2018 at the net carrying value of $5,400,000.

During the 2018 Quarter and the 2017 Quarter, we recognized rental income of $566,667 and $1,164,394, respectively.

Revenue and other income for the 2018 Quarter and the 2017 Quarter is summarized as follows:

	Three Months Ended June 30,
	2018	2017	Change
Finance income	$468,887	$1,028,214	$(559,327)
Rental income	566,667	1,705,907	(1,139,240)
Loss from investment in joint ventures and equity-method investees	(60,025)	(4,475)	(55,550)
Gain on extinguishment of seller's credit and interest payable	1,476,348	—	1,476,348
Total revenue and other income	$2,451,877	$2,729,646	$(277,769)

Total revenue and other income for the 2018 Quarter decreased $277,769, or 10.2%, as compared to the 2017 Quarter. The decrease was primarily due to a decrease in rental income as a result of (i) less rental income recognized on our lease with Pacific Crest as we were not accruing rental income since July 2017 as collectability of remaining charter payments was in doubt and the rental income recognized during the 2018 Quarter represents a settlement amount we received to release Pacific Crest and Pacific Radiance from all their obligations and liabilities under the bareboat charter and the guaranty, respectively, and (ii) no rental income recognized on our lease with Murray Energy Corporation ("Murray") due to the expiration of the lease subsequent to the 2017 Quarter. In addition, finance income decreased due to the sale of certain investments subsequent to the 2017 Quarter, partially offset by interest income recognized on our note receivable related to TMA during the 2018 Quarter subsequent to the restructuring of the TMA Facility in January 2018 as compared to being placed on non-accrual status during the 2017 Quarter. These decreases were partially offset by the gain on extinguishment of seller's credit related to Pacific Crest as a result of the settlement agreement we entered into with Pacific Crest, Pacific Radiance and DVB Asia during the 2018 Quarter.

Expenses for the 2018 Quarter and the 2017 Quarter are summarized as follows:

	Three Months Ended June 30,
	2018	2017	Change
Management fees	$—	$74,349	$(74,349)
Administrative expense reimbursements	207,685	204,946	2,739
General and administrative	249,509	306,222	(56,713)
Interest	273,548	712,714	(439,166)
Depreciation	127,169	1,062,655	(935,486)
Vessel operating	—	204,576	(204,576)
Impairment loss	7,345,225	16,361,525	(9,016,300)
Total expenses	$8,203,136	$18,926,987	$(10,723,851)

Total expenses for the 2018 Quarter decreased $10,723,851, or 56.7%, as compared to the 2017 Quarter. The decrease was primarily attributable to (i) a decrease in the impairment loss recorded on the vessel previously on charter to Pacific Crest in the 2018 Quarter as compared to the 2017 Quarter and no impairment loss recorded on the vessel previously on charter to Swiber Offshore during the 2018 Quarter, (ii) a decrease in depreciation recorded during the 2018 Quarter as a result of (a) a lower depreciable base related to the vessel on charter to Pacific Crest subsequent to the impairment losses recorded during 2017 and (b) the sale of assets previously on lease to Murray subsequent to the 2017 Quarter, (iii) a decrease in interest expense primarily due to the satisfaction in full of the outstanding non-recourse long-term debt related to the EPIC Vessels upon the sale of such vessels during 2018, (iv) no vessel operating expenses recorded in the 2018 Quarter due to the sale of the Swiber Chateau subsequent to the 2017 Quarter and (v) no management fees incurred during the 2018 Quarter due to our Managing Trustee waiving all future management fees effective December 1, 2017.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests decreased $1,912,436, from $3,370,027 in the 2017 Quarter to $1,457,591 in the 2018 Quarter. The decrease was primarily due to a decrease in the allocation of the impairment loss associated with the vessel on charter to Pacific Crest to the noncontrolling interest holders during the 2018 Quarter as compared to the 2017 Quarter.

Net Loss Attributable to Fund Twelve Liquidating Trust

As a result of the foregoing factors, net loss attributable to us for the 2018 Quarter and the 2017 Quarter was $4,293,668 and $12,827,314, respectively. Net loss attributable to us per weighted average additional Interest outstanding for the 2018 Quarter and the 2017 Quarter was $12.20 and $36.46, respectively.

Results of Operations for the Six Months Ended June 30, 2018 (the “2018 Period”) and 2017 (the “2017 Period”)

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

Financing Transactions

During the 2018 Period and the 2017 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income (loss) as follows:

		Percentage of Total Finance Income (Loss)
Customer	Asset Type	2018 Period	2017 Period
Foreguard Shipping I Global Ships Ltd.	Tanker vessels	(162)%*	52%
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	62%	24%
Blackhawk Mining, LLC	Mining equipment	—	24%
		100%	100%

* As a result of the sale of the EPIC Vessels, we recorded a loss primarily due to (i) the seller’s credit, which was satisfied in full at its maturity amount of $9,500,000 rather than its then-present value of $7,355,183 prior to the sale, and (ii) the write-off of the remaining unamortized indirect costs.

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income (loss) in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

TMA was in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and was in payment default while available cash was swept by the Senior Lender and applied to the Senior Loan in accordance with the secured term loan credit facility agreement. As a result, the principal balance of the Senior Loan amortized at a faster rate. During the 2017 Quarter, our Managing Trustee believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Managing Trustee met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we had a second priority security interest, our Managing Trustee determined to record credit losses commencing with the three months ended September 30, 2017. As of December 31, 2017, our net investment in note receivable related to TMA was $21,002,939, net of a credit loss reserve of $9,302,939. In addition, as of December 31, 2017, we had an accrued interest receivable related to TMA of $6,388,005, which had been fully reserved, resulting in a net carrying value of $0. On January 5, 2018, ICON, the Senior Lender and TMA entered into the Second Amendment. Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan would amortize at a faster rate, at which time ICON would become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its aggregate notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $6,000,000, which represented our share of the total additional commitment to TMA, and our note and interest receivables due from TMA were reduced to $15,000,000. On June 12, 2018, all of TMA’s obligations to the Senior Lender and all amounts payable under the Senior Loan were satisfied in full. As a result, ICON became the agent and senior lender and has a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels. Interest was accrued as PIK interest until the Senior Loan was satisfied in full. Upon satisfaction of the Senior Loan, (i) $790,000 of PIK interest was reclassified to principal; and (ii) the ICON Loan is being amortized at 25% per year and together with interest, is payable quarterly in arrears. On July 5, 2018, we extended the due date of certain payments from TMA for an additional 15 days for a fee of $22,500. Such payments were timely received from TMA.

During the 2018 Period and the 2017 Period, we recognized finance income of $892,650 and $667,672, respectively, of which no amount was recognized on a cash basis.

Operating Lease Transactions

During the 2017 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2018 Period	2017 Period
Pacific Crest Pte. Ltd.	Offshore oil field services equipment	100%	68%
Murray Energy Corporation	Mining equipment	—	32%
		100%	100%

Impaired Leased Assets within Operating Lease Transactions

Swiber Offshore failed to make its monthly charter payments to our joint venture from July 2016 through the expiration of the charter in March 2017. On July 29, 2016, Swiber Holdings submitted an application for court-supervised judicial management in Singapore. On November 28, 2016, Swiber Offshore filed an application for voluntary winding up and liquidation in Singapore. As a result of (i) Swiber Offshore’s and Swiber Holdings' default on their respective obligations under the charter and the guaranty, respectively, (ii) Swiber Offshore and Swiber Holdings being subject to voluntary winding up and judicial management proceedings, respectively, (iii) a decrease in the fair market value of the Swiber Chateau and (iv) the barge being classified as asset held for sale as of December 31, 2016, we recorded an aggregate impairment loss of $15,493,643 during 2016, of which only $8,706,972 was allocated to Swiber as the balance of its noncontrolling interest in the joint venture had been reduced to zero. The joint venture ceased income recognition since July 2016 as collectability of remaining charter payments was in doubt. During 2017, we repossessed the Swiber Chateau. Based on negotiated purchase prices for the sale of the Swiber Chateau to various potential third-party purchasers, of which the proposed sale transactions ultimately fell through, we further wrote down the barge by $2,600,000 during the 2017 Period to its estimated fair value less cost to sell. After negotiations with several other potential purchasers, we sold the barge to a third-party purchaser for $3,175,000 after recording an additional impairment loss of $2,024,000. As a result of the sale, we recognized a gain on sale of $59,730. During the 2017 Period, we did not recognize any rental income.

Since July 2017, Pacific Crest failed to make its monthly charter payments and our Managing Trustee was advised in July 2017 that Pacific Crest was engaged in discussions with its lenders regarding a potential restructuring of its outstanding debt obligations. As a result, we performed an impairment test on the vessel during the 2017 Period. Based on such test, we recorded an impairment loss of $14,661,525 during the 2017 Period. Commencing July 1, 2017, we ceased recognizing rental income on the lease. As part of our annual assessment of asset impairment, our Managing Trustee obtained third-party valuations related to the offshore supply vessel. Based on such valuations, our Managing Trustee concluded that an impairment existed and as a result, we recorded an additional impairment loss of $4,633,705 during the three months ended December 31, 2017.

On April 20, 2018, we and DVB Asia entered into the DVB Asia Agreement under which the parties agreed to (i) cooperate to market and sell the offshore supply vessel, (ii) the application of any future payments that may be received by us from Pacific Crest and/or Pacific Radiance in settlement of all obligations and liabilities of Pacific Crest and Pacific Radiance under the bareboat charter and the guaranty, respectively, and (iii) the application of the sale proceeds from any future sale of the vessel. On May 14, 2018, we entered into a settlement agreement with Pacific Crest, Pacific Radiance and DVB Asia under which, among other things, (i) the parties agreed to terminate the bareboat charter and we would release Pacific Crest and Pacific Radiance from all obligations and liabilities under the bareboat charter and the guaranty, respectively, in each case upon our receipt of a $1,000,000 payment from Pacific Crest, a portion of which will be used to make a partial repayment on the outstanding debt to DVB Asia; (ii) the parties agreed to cooperate to market and sell the offshore supply vessel; and (iii) Pacific Crest released us from our obligation to repay the seller's credit and Pacific Crest will continue to maintain the vessel in its current condition until the earlier of the sale of the vessel or December 15, 2018. On May 18, 2018, we received the $1,000,000 payment from Pacific Crest, of which (a) we are entitled to $566,667 and (b) the remaining $433,333 will be applied toward the repayment of the outstanding non-recourse debt to DVB Asia in accordance with the DVB Asia Agreement.

On May 16, 2018, Pacific Radiance and its subsidiaries (including Pacific Crest) made applications to the Singapore High Court seeking interim protection against legal proceedings and other claims as they seek to restructure their outstanding debt obligations with stakeholders.  On June 11, 2018, the Court granted such protection to Pacific Radiance and its subsidiaries (including Pacific Crest) until December 2018.

On June 4, 2018, we entered into an exclusivity agreement with a potential purchaser of the offshore supply vessel under which we agreed to exclusively negotiate with such potential purchaser for the sale of the vessel to permit the potential purchaser to bid on a bareboat charter that if accepted, would employ the offshore supply vessel. In exchange for exclusivity, the potential purchaser paid a $25,000 nonrefundable fee. The exclusivity agreement has since expired and we were informed by the potential purchaser that it would not proceed with the purchase of the vessel. We are currently working with DVB Asia, Pacific Crest and Pacific Radiance to market and sell the vessel and are in negotiations with another potential purchaser. Based on the purchase offers received, our Managing Trustee concluded that there was an indication that the then net carrying value of the vessel may not be recoverable. As a result, our Managing Trustee performed an impairment test on the vessel and concluded that we should record an additional impairment loss of $7,345,225 during the 2018 Quarter. Determining the fair value of the vessel involves significant judgment due to the lack of sales activity in the market that the vessel operates. We and DVB Asia are motivated to sell the vessel as the vessel is the primary collateral securing our non-recourse long-term debt with DVB Asia. An additional impairment loss or loss on sale may be recorded in future periods to the extent the fair value of the vessel decreases or the final purchase price for the vessel is below the net carrying value as of June 30, 2018. However, a gain on extinguishment of debt may also be recognized in a future period as a result of applying the sale proceeds to settle the related non-recourse long-term debt.

As a result of the termination of the bareboat charter, we reclassified the offshore supply vessel from leased equipment at cost to vessel on our consolidated balance sheet as of June 30, 2018 at the net carrying value of $5,400,000.

During the 2018 Period and the 2017 Period, we recognized rental income of $566,667 and $2,328,788, respectively.

Revenue and other income for the 2018 Period and the 2017 Period is summarized as follows:

	Six Months Ended June 30,
	2018	2017	Change
Finance (loss) income	$(1,436,319)	$2,774,458	$(4,210,777)
Rental income	566,667	3,411,815	(2,845,148)
Loss from investment in joint ventures and equity-method investees	(224,108)	(6,071)	(218,037)
Gain on extinguishment of seller's credit and interest payable	1,476,348	5,131,250	(3,654,902)
Total revenue and other income	$382,588	$11,311,452	$(10,928,864)

Total revenue and other income for the 2018 Period decreased $10,928,864, or 96.6%, as compared to the 2017 Period. The decrease was primarily attributable to (i) the loss recognized from the sale of the EPIC Vessels during the 2018 Period that was included in finance (loss) income, (ii) a gain on extinguishment of seller's credit of $1,476,348 related to the vessel previously on charter to Pacific Crest recognized in the 2018 Period as compared to a similar gain of $5,313,250 related to the Swiber Chateau that was recognized in the 2017 Period, (iii) less rental income recognized on our lease with Pacific Crest as we were not accruing rental income since July 2017 as collectability of remaining charter payments was in doubt and the rental income recognized during the 2018 Quarter represents a settlement amount we received to release Pacific Crest and Pacific Radiance from all their obligations and liabilities under the bareboat charter and the guaranty, respectively, and no rental income recognized on our lease with Murray due to the expiration of the lease subsequent to the 2017 Period and (iv) our share of the loss from two affiliates of TMA in which we acquired an equity interest during the 2018 Period and accounted for under the equity method of accounting.

Expenses for the 2018 Period and the 2017 Period are summarized as follows:

	Six Months Ended June 30,
	2018	2017	Change
Management fees	$—	$148,083	$(148,083)
Administrative expense reimbursements	382,134	449,972	(67,838)
General and administrative	587,705	842,564	(254,859)
Interest	896,197	1,484,370	(588,173)
Depreciation	254,775	2,125,724	(1,870,949)
Vessel operating	—	204,576	(204,576)
Impairment loss	7,345,225	17,261,525	(9,916,300)
Total expenses	$9,466,036	$22,516,814	$(13,050,778)

Total expenses for the 2018 Period decreased $13,050,778, or 58.0%, as compared to the 2017 Period. The decrease was primarily due to (i) the impairment losses recorded on the vessels previously on charter to Pacific Crest and Swiber Offshore during the 2017 Period as compared to less losses recorded during the 2018 Period, (ii) a decrease in depreciation recorded during the 2018 Period as a result of (a) a lower depreciable base related to the vessel on charter to Pacific Crest subsequent to the impairment losses recorded during 2017 and (b) the sale of assets previously on lease to Murray subsequent to the 2017 Period, (iii) a decrease in interest expense primarily due to the satisfaction in full of the outstanding non-recourse long-term debt related to the EPIC Vessels upon the sale of such vessels during 2018, (iv) a decrease in general and administrative expense primarily due to the reimbursement of insurance premiums from a lessee received during the 2018 Period and lower professional and administrative fees incurred during the 2018 Period due to management's cost savings effort, (v) no vessel operating expenses recorded in the 2018 Period due to the sale of the Swiber Chateau subsequent to the 2017 Period and (vi) no management fees incurred during the 2018 Period due to our Managing Trustee waiving all future management fees effective December 1, 2017.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests decreased $869,870, from $3,056,702 in the 2017 Period to $2,186,832 in the 2018 Period. The decrease was primarily due to a decrease in the allocation of the impairment loss associated with the vessel on charter to Pacific Crest to the noncontrolling interest holders during the 2018 Period as compared to the 2017 Period. The decrease was partially offset by the loss on sale of the EPIC Vessels recorded during the 2018 Period, of which the noncontrolling interest holders were allocated their proportionate share.

Net Loss Attributable to Fund Twelve Liquidating Trust

As a result of the foregoing factors, net loss attributable to us for the 2018 Period and the 2017 Period was $6,896,616 and $8,148,660, respectively. Net loss attributable to us per weighted average additional Interest outstanding for the 2018 Period and the 2017 Period was $19.60 and $23.16, respectively.

Financial Condition
This section discusses the major balance sheet variances at June 30, 2018 compared to December 31, 2017.

Total Assets
Total assets decreased $35,509,902, from $72,721,157 at December 31, 2017 to $37,211,255 at June 30, 2018. The decrease was primarily due to the sale of the EPIC Vessels during the 2018 Period, in which a loss was recognized from the sale and a portion of the net sale proceeds was used to satisfy in full the related seller's credit and the related non-recourse long-term debt, as well as the impairment loss recorded during the 2018 Period.

Current Assets
Current assets decreased $9,723,668, from $24,516,336 at December 31, 2017 to $14,792,668 at June 30, 2018. The decrease was primarily a result of the restructuring of the TMA Facility, which reduced the current portion of our note receivable during the 2018 Period.

Total Liabilities
Total liabilities decreased $23,762,538, from $43,279,364 at December 31, 2017 to $19,516,826 at June 30, 2018. The decrease was primarily due to the repayment of the outstanding non-recourse long-term debt and seller's credit upon the sale of the EPIC Vessels during the 2018 Period and the extinguishment of the seller's credit due to Pacific Crest as a result of the settlement agreement we entered into with Pacific Crest, Pacific Radiance and DVB Asia during the 2018 Period.

Current Liabilities
Current liabilities decreased $3,727,259, from $23,244,085 at December 31, 2017 to $19,516,826 at June 30, 2018. The decrease was primarily due to the repayment of the outstanding non-recourse long-term debt upon the sale of the EPIC Vessels during the 2018 Period.

Equity
Equity decreased $11,747,364, from $29,441,793 at December 31, 2017 to $17,694,429 at June 30, 2018. The decrease was due to our net loss and distributions paid to our noncontrolling interests during the 2018 Period.

Liquidity and Capital Resources

Summary
At June 30, 2018 and December 31, 2017, we had cash and cash equivalents of $11,628,040 and $12,974,467, respectively. Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of June 30, 2018, the cash reserve was $1,738,435. During our remaining liquidation period, we expect our main sources of cash will be from the collection of income and principal on our note receivable and proceeds from the sale of our investments. We expect our main use of cash will be for distributions to our beneficial owners and non-controlling interests. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we meet our debt obligations, pay distributions to our beneficial owners and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Cash Flows

Operating Activities

Cash provided by operating activities increased $16,575,985, from $5,967,021 in the 2017 Period to $22,543,006 in the 2018 Period. The increase was primarily due to an increase in the collection of finance income as a result of the sale of the EPIC Vessels during the 2018 Period and the timing of cash receipts and cash payments from period-to-period.

Investing Activities
Cash used in investing activities increased $5,993,929, from $6,071 in the 2017 Period to $6,000,000 in the 2018 Period. The increase was due to the restructuring of the TMA Facility during the 2018 Period, in which we funded an additional $6,000,000 to TMA in exchange for, among other things, a 9.375% equity interest in two affiliates of TMA.

Financing Activities
Cash used in financing activities increased $7,060,469, from $11,098,447 in the 2017 Period to $18,158,916 in the 2018 Period.  The increase was primarily due to an increase in the repayment of our non-recourse long-term debt and an increase in distributions to our noncontrolling interests, each as a result of the sale of the EPIC Vessels during the 2018 Period. This increase was partially offset by no cash used to pay distributions to our beneficial owners during the 2018 Period.

Financings and Borrowings
Non-Recourse Long-Term Debt
We had non-recourse long-term debt obligations at June 30, 2018 and December 31, 2017 of $18,212,508 and $33,482,364, respectively. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the lessee was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of June 30, 2018 and December 31, 2017, the total carrying value of assets subject to non-recourse long-term debt was $5,400,000 and $45,910,318, respectively.

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

On June 9, 2014, a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen financed the acquisition of an offshore supply vessel from Pacific Crest by entering into a non-recourse loan agreement with DVB Asia in the amount of $26,000,000. The senior secured loan bears interest at a rate of 5.04% per year and matures on June 24, 2021. On December 21, 2017, we were notified of an event of default as a result of payment defaults and non-compliance with certain financial covenants. The lender has reserved, but not exercised, its rights under the loan agreement. As a result of such default, we classified the entire outstanding net balance of the debt of $18,212,508 under current liabilities as of June 30, 2018. We are currently working with DVB Asia, Pacific Crest and Pacific Radiance to market and sell the vessel.

At June 30, 2018, our non-recourse long-term debt was related to the loan from DVB Asia, in which we are not in compliance as disclosed above.

Distributions
We, at our Managing Trustee’s discretion, paid monthly distributions to each of our beneficial owners beginning with the first month after each such beneficial owner’s admission to the LLC through the end of our operating period, which was April 30, 2014. Distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments. We only paid distributions of $2,663,916 to our noncontrolling interests during the 2018 Period.

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

In connection with certain debt obligations, we are required to maintain restricted cash accounts with certain banks. At June 30, 2018, we had restricted cash of $1,794,362 on our consolidated balance sheets.

Off-Balance Sheet Transactions
None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2018, our Managing Trustee carried out an evaluation, under the supervision and with the participation of the management of our Managing Trustee, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Trustee’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Trustee’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Interests during the three months ended June 30, 2018.

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

August 14, 2018

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)
By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)
By: /s/ Christine H. Yap
Christine H. Yap
Managing Director (Principal Financial and Accounting Officer)