Form 10-Q
period 2018-09-30
ICON LEASING FUND TWELVE, LLC
filed 2018-11-13
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2018
or
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53189

ICON Leasing Fund Twelve Liquidating Trust
(Exact name of registrant as specified in its charter)

Delaware	81-7012783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). *

☑ Yes	☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
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
Number of outstanding beneficial interests of the registrant on November 8, 2018 is 348,335.
* ICON Leasing Fund Twelve Liquidating Trust is the transferee of the assets and liabilities of ICON Leasing Fund Twelve, LLC and files reports under the Commission file number for ICON Leasing Fund Twelve, LLC.

ICON Leasing Fund Twelve Liquidating Trust

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,630,775	$12,974,467
Current portion of net investment in note receivable	3,750,000	8,791,579
Current portion of net investment in finance leases	—	2,677,965
Other current assets	480,215	72,325
Total current assets	15,860,990	24,516,336
Non-current assets:
Net investment in note receivable, less current portion	11,810,833	2,908,421
Net investment in finance leases, less current portion	—	30,232,353
Leased equipment at cost (less accumulated depreciation of $8,055,357)	—	13,000,000
Vessel (less accumulated depreciation of $41,155)	2,900,000	—
Investment in cost-method investees	2,475,892	—
Restricted cash	1,794,362	2,063,845
Other non-current assets	—	202
Total non-current assets	18,981,087	48,204,821
Total assets	$34,842,077	$72,721,157
Liabilities and Equity
Current liabilities:
Current portion of non-recourse long-term debt	$18,223,727	$22,335,800
Due to Managing Trustee and affiliates, net	38,498	107,406
Accrued expenses and other current liabilities	1,108,469	800,879
Total current liabilities	19,370,694	23,244,085
Non-current liabilities:
Non-recourse long-term debt, less current portion	—	11,146,564
Seller's credits	—	8,738,715
Other non-current liabilities	—	150,000
Total non-current liabilities	—	20,035,279
Total liabilities	19,370,694	43,279,364
Commitments and contingencies (Note 11)
Equity:
Beneficial owners’ equity:
Additional beneficial owners	21,961,081	30,414,292
Managing Trustee	(2,889,477)	(2,804,091)
Total beneficial owners' equity	19,071,604	27,610,201
Noncontrolling interests	(3,600,221)	1,831,592
Total equity	15,471,383	29,441,793
Total liabilities and equity	$34,842,077	$72,721,157

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue and other income:
Finance income (loss)	$501,768	$1,127,024	$(934,551)	$3,901,482
Rental income	433,333	679,472	1,000,000	4,091,287
Loss from investment in joint ventures and equity-method investees	—	—	(224,108)	(6,071)
Gain on extinguishment of seller's credit and interest payable	—	—	1,476,348	5,131,250
Other income	97,110	—	97,110	—
Total revenue and other income	1,032,211	1,806,496	1,414,799	13,117,948
Expenses:
Management fees	—	44,029	—	192,112
Administrative expense reimbursements	168,313	210,785	550,447	660,757
General and administrative	319,697	346,235	907,402	1,188,799
Interest	262,383	687,826	1,158,580	2,172,196
Depreciation	41,155	617,394	295,930	2,743,118
Vessel operating	—	143,735	—	348,311
Credit loss	—	10,500,000	—	10,500,000
Impairment loss	2,458,845	2,024,000	9,804,070	19,285,525
Total expenses	3,250,393	14,574,004	12,716,429	37,090,818
Net loss	(2,218,182)	(12,767,508)	(11,301,630)	(23,972,870)
Less: net (loss) income attributable to noncontrolling interests	(576,201)	160,209	(2,763,033)	(2,896,493)
Net loss attributable to Fund Twelve Liquidating Trust	$(1,641,981)	$(12,927,717)	$(8,538,597)	$(21,076,377)

Net loss attributable to Fund Twelve Liquidating Trust allocable to:
Additional beneficial owners	$(1,625,561)	$(12,798,440)	$(8,453,211)	$(20,865,613)
Managing Trustee	(16,420)	(129,277)	(85,386)	(210,764)
	$(1,641,981)	$(12,927,717)	$(8,538,597)	$(21,076,377)

Weighted average number of additional beneficial interests outstanding	348,335	348,335	348,335	348,335
Net loss attributable to Fund Twelve Liquidating Trust per weighted average additional beneficial interest outstanding	$(4.67)	$(36.74)	$(24.27)	$(59.90)

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Changes in Equity

	Beneficial Owners' Equity
	Additional Beneficial Interests	Additional Beneficial Owners	Managing Trustee	Total Beneficial Owners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	348,335	$30,414,292	$(2,804,091)	$27,610,201	$1,831,592	$29,441,793
Net loss (unaudited)	—	(2,576,919)	(26,029)	(2,602,948)	(729,241)	(3,332,189)
Distributions (unaudited)	—	—	—	—	(2,663,916)	(2,663,916)
Balance, March 31, 2018 (unaudited)	348,335	27,837,373	(2,830,120)	25,007,253	(1,561,565)	23,445,688
Net loss (unaudited)	—	(4,250,731)	(42,937)	(4,293,668)	(1,457,591)	(5,751,259)
Balance, June 30, 2018 (unaudited)	348,335	23,586,642	(2,873,057)	20,713,585	(3,019,156)	17,694,429
Net loss (unaudited)	—	(1,625,561)	(16,420)	(1,641,981)	(576,201)	(2,218,182)
Distributions (unaudited)	—	—	—	—	(4,864)	(4,864)
Balance, September 30, 2018 (unaudited)	348,335	$21,961,081	$(2,889,477)	$19,071,604	$(3,600,221)	$15,471,383

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(11,301,630)	$(23,972,870)
Adjustments to reconcile net loss to net cash provided by operating activities:
Finance loss (income)	2,221,881	(3,235,823)
Loss from investment in joint ventures and equity-method investees	224,108	6,071
Depreciation	295,930	2,743,118
Interest expense from amortization of debt financing costs	236,363	99,544
Net accretion of seller's credits and other	92,816	378,381
Gain on extinguishment of seller's credit and interest payable	(1,476,348)	(5,131,250)
Credit loss	—	10,500,000
Impairment loss	9,804,070	19,285,525
Paid-in-kind interest	(790,000)	—
Changes in operating assets and liabilities:
Collection of finance leases	23,333,254	14,568,369
Other assets	(407,688)	(486,383)
Accrued expenses and other current liabilities	157,590	(127,887)
Deferred revenue	—	(155,413)
Due to Managing Trustee and affiliates, net	(68,908)	(232,515)
Net cash provided by operating activities	22,321,438	14,238,867
Cash flows from investing activities:
Investment in note receivable	(3,300,000)	—
Investment in equity-method investees	(2,700,000)	—
Investment in joint venture	—	(6,071)
Principal received on notes receivable	229,167	—
Net cash used in investing activities	(5,770,833)	(6,071)
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(15,495,000)	(6,688,442)
Distributions to noncontrolling interests	(2,668,780)	(4,181,621)
Distributions to beneficial owners	—	(5,050,727)
Net cash used in financing activities	(18,163,780)	(15,920,790)
Net decrease in cash, cash equivalents and restricted cash	(1,613,175)	(1,687,994)
Cash, cash equivalents and restricted cash, beginning of period	15,038,312	13,726,200
Cash, cash equivalents and restricted cash, end of period (a)	$13,425,137	$12,038,206

Supplemental disclosure of cash flow information:
Cash paid for interest	$229,798	$1,669,833
Supplemental disclosure of non-cash financing activities:
Satisfaction of seller's credit netted at sale	$7,355,183	$—

(a) The following table presents a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets:

Cash and cash equivalents	$11,630,775	$8,695,593
Restricted cash	1,794,362	3,342,613
Total cash, cash equivalents and restricted cash	$13,425,137	$12,038,206

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
September 30, 2018
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
September 30, 2018
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

We have one investment that is accounted for under the cost method that does not have readily determinable fair values. We measure this investment at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At each reporting period, our Managing Trustee reassesses the appropriateness of this methodology for this investment and performs a qualitative assessment by considering any impairment indicators. If the qualitative assessment indicates that the investment is impaired and its fair value is less than its net carrying value, we will write down the investment to such fair value.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
September 30, 2018
(unaudited)

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

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. As a result of the adoption of ASU 2016-18 on January 1, 2018, we commenced presenting restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on our consolidated statements of cash flows. We adopted ASU 2016-18 using the retrospective method. As a result, the effects of adopting ASU 2016-18 on our consolidated statements of cash flows for the nine months ended September 30, 2017 were as follows:

	Nine Months Ended September 30, 2017
	As Reported	Adoption of ASU 2016-18	As Adjusted
Net cash provided by (used in) operating activities	$14,367,401	$(128,534)	$14,238,867

Cash, cash equivalents and restricted cash, beginning of period	10,255,053	3,471,147	13,726,200
Net decrease in cash, cash equivalents and restricted cash	(1,559,460)	(128,534)	(1,687,994)
Cash, cash equivalents and restricted cash, end of period	$8,695,593	$3,342,613	$12,038,206

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

Other Recent Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 implements changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the recently released revenue recognition guidance. In July 2018, FASB issued ASU No. 2018-11, Leases (“ASU 2018-11”), which provides an additional transition method by allowing companies to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, ASU 2018-11 provides lessors a practical expedient to not separate non-lease components from the associated lease component under certain circumstances. The adoption of ASU 2016-02

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
September 30, 2018
(unaudited)

and ASU 2018-11 becomes effective for us on January 1, 2019. Early adoption is permitted. As we no longer have any lease arrangements and since we are in our liquidation period and not expecting to enter into any new leases in the future, the adoption of ASU 2016-02 and ASU 2018-11 will not have an effect on our consolidated financial statements.

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

In August 2018, FASB issued ASU No. 2018-13, Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements for fair value measurements. The adoption of ASU 2018-13 becomes effective for us on January 1, 2020, including interim periods within that reporting period. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2018-13 on our consolidated financial statements.

(3)       Net Investment in Note Receivable
As of September 30, 2018, we had no net investment in note receivable on non-accrual status and no net investment in note receivable that was past due 90 days or more and still accruing.  As of December 31, 2017, we had net investment in note receivable on non-accrual status of $11,700,000 and no net investment in note receivable that was past due 90 days or more and still accruing. See below for further details regarding our note receivable related to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”).

Net investment in note receivable consisted of the following:

	September 30, 2018	December 31, 2017
Principal outstanding (1)	$15,560,833	$21,002,939
Credit loss reserve (2)	—	(9,302,939)
Net investment in note receivable (3)	15,560,833	11,700,000
Less: current portion of net investment in note receivable	3,750,000	8,791,579
Net investment in note receivable, less current portion	$11,810,833	$2,908,421
(1) As of September 30, 2018 and December 31, 2017, total principal outstanding related to our impaired loan was $15,560,833 and $21,002,939, respectively.
(2) As of December 31, 2017, we had a credit loss reserve of $15,690,944 related to TMA, of which $6,388,005 was reserved against the accrued interest receivable included in other current assets and $9,302,939 was reserved against the current portion of net investment in note receivable.
(3) As of September 30, 2018 and December 31, 2017, net investment in note receivable related to our impaired loan was $15,560,833 and $11,700,000, respectively.

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
September 30, 2018
(unaudited)

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

On January 5, 2018, ICON, the Senior Lender and TMA executed all definitive agreements including, without limitation, the second amended and restated term loan credit facility agreement in connection with the restructuring of the TMA Facility (the “Second Amendment”). Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan would amortize at a faster rate, at which time ICON would become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its aggregate notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $6,000,000, which represented our share of the total additional commitment to TMA, and our note and interest receivables due from TMA were reduced to $15,000,000. As of January 5, 2018, our share of the fair value of the 12.5% equity interest in two affiliates of TMA was estimated to be $2,700,000, which was based on an independent third-party valuation. Of our $6,000,000 additional commitment to TMA, we recorded $2,700,000 as an investment accounted for under the equity method of accounting (see Note 7) and the remaining $3,300,000 as an additional loan to TMA. As a result of this restructuring, during the three months ended March 31, 2018, we wrote off the allowance for credit loss of $15,690,944 related to TMA, of which $6,388,005 was previously reserved against the accrued interest receivable and $9,302,939 was previously reserved against the current portion of our net investment in note receivable. In addition, we also wrote off the corresponding $6,388,005 accrued interest receivable. In accordance with the Second Amendment, our restructured loan of $15,000,000 bears interest at a rate of 12% per year and is scheduled to mature on January 5, 2021. The amended TMA Facility is secured by substantially the same collateral that secured the TMA Facility prior to the restructuring.
On June 12, 2018, all of TMA’s obligations to the Senior Lender and all amounts payable under the Senior Loan were satisfied in full. As a result, ICON became the agent and senior lender and has a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels. Interest was accrued as paid-in-kind (“PIK”) interest until the Senior Loan was satisfied in full. Upon satisfaction of the Senior Loan, (i) $790,000 of PIK interest was reclassified to principal; and (ii) the ICON Loan is being amortized at 25% per year and together with interest, is payable quarterly in arrears. On July 5, 2018, we extended the due date of certain payments from TMA for an additional 15 days for a fee of $22,500. Such payments were thereafter timely received from TMA. On October 4, 2018, we extended the due date of the quarterly interest and principal payments from TMA for an additional 20 days for a fee of $30,000. The fee was timely received but the quarterly interest and principal payments were not received from TMA until November 9, 2018.
As of September 30, 2018 and December 31, 2017, our net investment in note receivable related to TMA was $15,560,833 and $11,700,000, respectively. In addition, as of December 31, 2017, we had an accrued interest receivable related to TMA of $6,388,005, which had been fully reserved, resulting in a net carrying value of $0. During the three and nine months ended September 30, 2018, we recognized finance income of $500,004 and $1,392,655, respectively, of which no amount was recognized on a cash basis. During the three and nine months ended September 30, 2017, we recognized finance income of $0 and $667,672, respectively, of which no amount was recognized on a cash basis.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
September 30, 2018
(unaudited)

There was no allowance for credit loss at the beginning or at the end of the three months ended September 30, 2018. There were no related activities during the three months ended September 30, 2018.
Credit loss allowance activities for the three months ended September 30, 2017 were as follows:

Credit Loss Allowance
Allowance for credit loss as of June 30, 2017	$—
Provisions	10,500,000
Write-offs, net of recoveries	—
Allowance for credit loss as of September 30, 2017	$10,500,000

Credit loss allowance activities for the nine months ended September 30, 2018 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2017	$15,690,944
Provisions	—
Write-offs, net of recoveries	(15,690,944)
Allowance for credit loss as of September 30, 2018	$—

Credit loss allowance activities for the nine months ended September 30, 2017 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2016	$—
Provisions	10,500,000
Write-offs, net of recoveries	—
Allowance for credit loss as of September 30, 2017	$10,500,000

(4)      Net Investment in Finance Leases
As of September 30, 2018 and December 31, 2017, we had no net investment in finance leases on non-accrual status and no net investment in finance leases that was past due 90 days or more and still accruing.

Net investment in finance leases consisted of the following:

	September 30, 2018	December 31, 2017
Minimum rents receivable	$—	$45,640,500
Initial direct costs	—	636,338
Unearned income	—	(13,366,520)
Net investment in finance leases	—	32,910,318
Less: current portion of net investment in finance leases	—	2,677,965
Net investment in finance leases, less current portion	$—	$30,232,353

On March 21, 2014, a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two LPG tanker vessels, the EPIC Bali and the EPIC Borneo (f/k/a the SIVA Coral and the SIVA Pearl, respectively) (collectively, the “EPIC Vessels”), from Foreguard Shipping I Global Ships Ltd. (f/k/a Siva Global Ships Limited) (“Foreguard Shipping”) for an aggregate purchase price of $41,600,000. The EPIC Bali and the EPIC Borneo were delivered on March 28, 2014 and April 8, 2014, respectively. The EPIC Vessels were bareboat chartered to an affiliate of Foreguard Shipping for a period of eight years upon the delivery of each respective vessel. The EPIC Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan from DVB Group Merchant Bank (Asia) Ltd. (“DVB Asia”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit. On February 14, 2018, Foreguard Shipping purchased the EPIC Vessels from the indirect subsidiaries for an aggregate purchase price of $32,412,488. As a result, the bareboat charters

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
September 30, 2018
(unaudited)

were terminated. A portion of the proceeds from the sale of the EPIC Vessels was used to satisfy in full the seller's credit to Foreguard Shipping and the related outstanding non-recourse long-term debt obligations to DVB Asia. As a result, we recorded a loss of $3,018,839, which is included in finance income (loss) on our consolidated statements of operations. The loss was primarily due to (i) the seller’s credit, which was satisfied in full at its maturity amount of $9,500,000 rather than its then-present value of $7,355,183 recorded on our books prior to the sale, and (ii) the write-off of the remaining unamortized indirect costs.

(5)      Leased Equipment at Cost
Leased equipment at cost consisted of the following:

	September 30, 2018	December 31, 2017
Offshore oil field services equipment	$—	$21,055,357
Leased equipment at cost	—	21,055,357
Less: accumulated depreciation	—	8,055,357
Leased equipment at cost, less accumulated depreciation	$—	$13,000,000

Depreciation expense related to leased equipment at cost was $0 and $254,775 for the three and nine months ended September 30, 2018, respectively. Depreciation expense was $617,394 and $2,743,118 for the three and nine months ended September 30, 2017, respectively.

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
On May 14, 2018, we entered into a settlement agreement with Pacific Crest, Pacific Radiance and DVB Asia under which, among other things, (i) the parties agreed to terminate the bareboat charter and we would release Pacific Crest and Pacific Radiance from all obligations and liabilities under the bareboat charter and the guaranty, respectively, in each case upon our receipt of a $1,000,000 payment from Pacific Crest, a portion of which will be used to make a partial repayment on the outstanding debt to DVB Asia; (ii) the parties agreed to cooperate to market and sell the offshore supply vessel; and (iii) Pacific Crest released us from our obligation to repay the seller's credit and Pacific Crest will continue to maintain the vessel in its current condition until the earlier of the sale of the vessel or December 15, 2018. On May 18, 2018, we received the $1,000,000 payment from Pacific Crest, of which (a) we are entitled to $566,667, and (b) the remaining $433,333 will be applied toward the repayment of the outstanding non-recourse debt to DVB Asia in accordance with the DVB Asia Agreement. As a result, we recognized $1,000,000 of rental income as part of this arrangement.
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

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
September 30, 2018
(unaudited)

On June 4, 2018, we entered into an exclusivity agreement with a potential purchaser of the offshore supply vessel under which we agreed to exclusively negotiate with such potential purchaser for the sale of the vessel to permit the potential purchaser to bid on a bareboat charter that if accepted, would have employed the offshore supply vessel. In exchange for exclusivity, the potential purchaser paid a $25,000 nonrefundable fee. The exclusivity agreement expired and we were informed by the potential purchaser that it would not proceed with the purchase of the vessel. During the three months ended June 30, 2018, we continued to work with DVB Asia, Pacific Crest and Pacific Radiance to market the vessel for sale and were in negotiations with another potential purchaser. Based on the purchase offers received, our Managing Trustee concluded that there was an indication that the then net carrying value of the vessel may not be recoverable. As a result, our Managing Trustee performed an impairment test on the vessel and concluded that we should record an additional impairment loss of $7,345,225 during the three months ended June 30, 2018.

As a result of the termination of the bareboat charter, we reclassified the offshore supply vessel from leased equipment at cost to vessel on our consolidated balance sheet as of June 30, 2018 at the then net carrying value of $5,400,000.

(6)    Vessel
Upon termination of the bareboat charter with Pacific Crest (see Note 5), we reclassified the offshore supply vessel from leased equipment at cost to vessel on our consolidated balance sheet as of June 30, 2018. We continue to work with DVB Asia, Pacific Crest and Pacific Radiance to identify sale opportunities and based on recent negotiations with potential purchasers and the most recent purchase offer received, our Managing Trustee concluded that there was an indication that the net carrying value of the vessel may not be recoverable. As a result, our Managing Trustee performed an impairment test and concluded that we should record an additional impairment loss of $2,458,845 for the three months ended September 30, 2018. We and DVB Asia are motivated to sell the vessel as the vessel is the primary collateral securing our non-recourse long-term debt with DVB Asia. Determining the fair value of the vessel involves significant judgment due to the lack of sales activity in the market that the vessel operates. An additional impairment loss or loss on sale may be recorded in future periods to the extent the fair value of the vessel decreases or the final purchase price for the vessel is below the net carrying value as of September 30, 2018. However, a gain on extinguishment of debt may also be recognized in a future period as a result of applying the sale proceeds to settle the related non-recourse long-term debt. As of September 30, 2018, our principal balance on the non-recourse long-term debt and related interest payable associated with the vessel was $18,315,800 and $795,676, respectively, and the net carrying value of the vessel was $2,900,000.

Depreciation expense related to vessel was $41,155 for the three and nine months ended September 30, 2018.

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

(8)      Non-Recourse Long-Term Debt
As of September 30, 2018 and December 31, 2017, we had the following non-recourse long-term debt:

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
September 30, 2018
(unaudited)

Counterparty	September 30, 2018	December 31, 2017	Maturity	Rate
DVB Group Merchant Bank (Asia) Ltd.	$18,315,800	$33,810,800	2021-2022	5.04%-6.1225%
Total principal outstanding on non-recourse long-term debt	18,315,800	33,810,800
Less: debt issuance costs	92,073	328,436
Total non-recourse long-term debt	18,223,727	33,482,364
Less: current portion of non-recourse long-term debt	18,223,727	22,335,800
Total non-recourse long-term debt, less current portion	$—	$11,146,564

All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the lessee was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of September 30, 2018 and December 31, 2017, the total carrying value of assets subject to non-recourse long-term debt was $2,900,000 and $45,910,318, respectively.

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

On June 9, 2014, a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen financed the acquisition of an offshore supply vessel from Pacific Crest by entering into a non-recourse loan agreement with DVB Asia in the amount of $26,000,000. The senior secured loan bears interest at a rate of 5.04% per year and matures on June 24, 2021. On December 21, 2017, we were notified of an event of default as a result of payment defaults and non-compliance with certain financial covenants. The lender has reserved, but not exercised, its rights under the loan agreement. As a result of such default, we classified the entire outstanding net balance of the debt of $18,223,727 under current liabilities as of September 30, 2018. We are currently working with DVB Asia, Pacific Crest and Pacific Radiance to market and sell the vessel (see Note 6).

At September 30, 2018, our non-recourse long-term debt was related to the loan from DVB Asia, in which we are not in compliance, as disclosed above.

For the three months ended September 30, 2018 and 2017, we recognized interest expense of $11,219 and $32,699, respectively, related to the amortization of debt financing costs. For the nine months ended September 30, 2018 and 2017, we recognized interest expense of $236,363 and $99,544, respectively, related to the amortization of debt financing costs.

(9)      Transactions with Related Parties
We did not pay distributions to our Managing Trustee for the three or nine months ended September 30, 2018. We paid distributions to our Managing Trustee of $0 and $50,507 for the three and nine months ended September 30, 2017, respectively. Our Managing Trustee’s interest in our net loss for the three months ended September 30, 2018 and 2017 was $16,420 and $129,277, respectively.  Our Managing Trustee's interest in our net loss for the nine months ended September 30, 2018 and 2017 was $85,386 and $210,764, respectively.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
September 30, 2018
(unaudited)

Fees and other expenses incurred by us to our Managing Trustee or its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Capacity	Description	2018	2017	2018	2017
ICON Capital, LLC	Managing Trustee	Management fees (1)	$—	$44,029	$—	$192,112
ICON Capital, LLC	Managing Trustee	Administrative expense reimbursements (1)	168,313	210,785	550,447	660,757
			$168,313	$254,814	$550,447	$852,869
(1) Amount charged directly to operations.

At September 30, 2018, we had a net payable due to our Managing Trustee and affiliates of $38,498 related to administrative expense reimbursements. At December 31, 2017, we had a net payable due to our Managing Trustee and affiliates of $107,406 related to administrative expense reimbursements.

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

Assets Measured at Fair Value on a Nonrecurring Basis

We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements. Our non-financial assets, such as vessel, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. To determine the fair value when impairment indicators exist, we utilize different valuation approaches based on transaction-specific facts and circumstances to determine fair value, including, but not limited to, discounted cash flow models and the use of comparable transactions.

The following table summarizes the valuation of our material non-financial asset measured at fair value on a nonrecurring basis, which is presented as of the date the impairment loss was recorded, while the carrying value of the asset is presented as of September 30, 2018.

	Carrying Value at	Fair Value at Impairment Date				Impairment Loss for the
	September 30, 2018	Level 1	Level 2	Level 3		Nine Months Ended September 30, 2018
Vessel	$2,900,000	$—	$—	$2,900,000	(1)	$9,804,070
(1) There were non-recurring fair value measurements in relation to the impairment loss recorded as of June 30, 2018 and September 30, 2018 related to the offshore supply vessel currently being maintained by Pacific Crest. As of June 30, 2018 and September 30, 2018, the fair value was $5,400,000 and $2,900,000, respectively.

Since July 2017, Pacific Crest failed to make its monthly charter payments. During the three months ended June 30, 2018, we entered into an exclusivity agreement with a potential purchaser of the offshore supply vessel under which we agreed to exclusively negotiate with such potential purchaser for the sale of the vessel to permit the potential purchaser to bid on a bareboat charter that if accepted, would have employed the offshore supply vessel. The exclusivity agreement expired without proceeding with a sale of the vessel. During the three months ended June 30, 2018, we continued to work with DVB Asia, Pacific Crest and Pacific Radiance to market the vessel for sale and were in negotiations with another potential purchaser. Based on the purchase offers received, our Managing Trustee concluded that there was an indication that the then net carrying value of the vessel may not be recoverable. As a result, our Managing Trustee performed an impairment test on the vessel and concluded that we should record an additional impairment loss of $7,345,225 during the three months ended June 30, 2018. We continue to work with DVB Asia, Pacific Crest and Pacific Radiance to identify sale

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
September 30, 2018
(unaudited)

opportunities and based on recent negotiations with potential purchasers and the most recent purchase offer received, our Managing Trustee concluded that there was an indication that the net carrying value of the vessel may not be recoverable. As a result, our Managing Trustee performed an impairment test and concluded that we should record an additional impairment loss of $2,458,845 for the three months ended September 30, 2018. We and DVB Asia are motivated to sell the vessel as the vessel is the primary collateral securing our non-recourse long-term debt with DVB Asia. Determining the fair value of the vessel involves significant judgment due to the lack of sales activity in the market that the vessel operates. An additional impairment loss or loss on sale may be recorded in future periods to the extent the fair value of the vessel decreases or the final purchase price for the vessel is below the net carrying value as of September 30, 2018. As of June 30, 2018 and September 30, 2018, the estimated fair market value of the offshore supply vessel was derived from the income approach and/or the market approach using the most recent and relevant information that was available at the time of assessment. The estimated fair market value was based on inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3.

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

	September 30, 2018
	Carrying Value	Fair Value (Level 3)
Principal outstanding on fixed-rate note receivable	$15,560,833	$15,405,224

Principal outstanding on fixed-rate non-recourse long-term debt	$18,315,800	$3,986,191

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

In connection with certain debt obligations, we are required to maintain restricted cash accounts with certain banks. At September 30, 2018, we had restricted cash of $1,794,362.

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

On June 12, 2018, all of TMA’s obligations to the Senior Lender and all amounts payable under the Senior Loan were satisfied in full. As a result, ICON became the agent and senior lender and has a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels. Interest was accrued as PIK interest until the Senior Loan was satisfied in full. Upon satisfaction of the Senior Loan, (i) $790,000 of PIK interest was reclassified to principal; and (ii) the ICON Loan is being amortized at 25% per year and together with interest, is payable quarterly in arrears. On July 5, 2018, we extended the due date of certain payments from TMA for an additional 15 days for a fee of $22,500. Such payments were thereafter timely received from TMA. On October 4, 2018, we extended the due date of the quarterly interest and principal payments from TMA for an additional 20 days for a fee of $30,000. The fee was timely received but the quarterly interest and principal payments were not received from TMA until November 9, 2018.

As of September 30, 2018 and December 31, 2017, our net investment in note receivable related to TMA was $15,560,833 and $11,700,000, respectively. In addition, as of December 31, 2017, we had an accrued interest receivable related to TMA of $6,388,005, which had been fully reserved, resulting in a net carrying value of $0. During the three and nine months ended September 30, 2018, we recognized finance income of $500,004 and $1,392,655, respectively, of which no amount was recognized on a cash basis. During the three and nine months ended September 30, 2017, we recognized finance income of $0 and $667,672, respectively, of which no amount was recognized on a cash basis.

Marine Vessels

On February 14, 2018, Foreguard Shipping purchased the EPIC Vessels from two indirect subsidiaries of a joint venture owned 75% by us for an aggregate purchase price of $32,412,488. As a result, the bareboat charters were terminated. A portion of the proceeds from the sale of the EPIC Vessels was used to satisfy in full the seller's credit to Foreguard Shipping and the related outstanding non-recourse long-term debt obligations to DVB Asia. As a result, we recorded a loss of $3,018,839, which is included in finance income (loss) on our consolidated statements of operations. The loss was primarily due to (i) the seller’s credit, which was satisfied in full at its maturity amount of $9,500,000 rather than its then-present value of $7,355,183 recorded on our books prior to the sale, and (ii) the write-off of the remaining unamortized indirect costs.

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

On May 14, 2018, we entered into a settlement agreement with Pacific Crest, Pacific Radiance and DVB Asia under which, among other things, (i) the parties agreed to terminate the bareboat charter and we would release Pacific Crest and Pacific Radiance from all obligations and liabilities under the bareboat charter and the guaranty, respectively, in each case upon our receipt of a $1,000,000 payment from Pacific Crest, a portion of which will be used to make a partial repayment on the outstanding debt to DVB Asia; (ii) the parties agreed to cooperate to market and sell the offshore supply vessel; and (iii) Pacific Crest released us from our obligation to repay the seller's credit and Pacific Crest will continue to maintain the vessel in its current condition until the earlier of the sale of the vessel or December 15, 2018. On May 18, 2018, we received the $1,000,000 payment from Pacific Crest, of which (a) we are entitled to $566,667, and (b) the remaining $433,333 will be applied toward the repayment of the outstanding non-recourse debt to DVB Asia in accordance with the DVB Asia Agreement. As a result, we recognized $1,000,000 of rental income as part of this arrangement.
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

On June 4, 2018, we entered into an exclusivity agreement with a potential purchaser of the offshore supply vessel under which we agreed to exclusively negotiate with such potential purchaser for the sale of the vessel to permit the potential purchaser to bid on a bareboat charter that if accepted, would have employed the offshore supply vessel. In exchange for exclusivity, the potential purchaser paid a $25,000 nonrefundable fee. The exclusivity agreement expired and we were informed by the potential purchaser that it would not proceed with the purchase of the vessel. During the three months ended June 30, 2018, we continued to work with DVB Asia, Pacific Crest and Pacific Radiance to market the vessel for sale and were in negotiations with another potential purchaser. Based on the purchase offers received, our Managing Trustee concluded that there was an indication that the then net carrying value of the vessel may not be recoverable. As a result, our Managing Trustee performed an impairment test on the vessel and concluded that we should record an additional impairment loss of $7,345,225 during the three months ended June 30, 2018. As a result of the termination of the bareboat charter, we reclassified the offshore supply vessel from leased equipment at cost to vessel on our consolidated balance sheet as of June 30, 2018 at the then net carrying value of $5,400,000.

We continue to work with DVB Asia, Pacific Crest and Pacific Radiance to identify sale opportunities and based on recent negotiations with potential purchasers and the most recent purchase offer received, our Managing Trustee concluded that there was an indication that the net carrying value of the vessel may not be recoverable. As a result, our Managing Trustee performed an impairment test and concluded that we should record an additional impairment loss of $2,458,845 for the three months ended September 30, 2018. We and DVB Asia are motivated to sell the vessel as the vessel is the primary collateral securing our non-recourse long-term debt with DVB Asia. Determining the fair value of the vessel involves significant judgment due to the lack of sales activity in the market that the vessel operates. An additional impairment loss or loss on sale may be recorded in future periods to the extent the fair value of the vessel decreases or the final purchase price for the vessel is below the net carrying value as of September 30, 2018. However, a gain on extinguishment of debt may also be recognized in a future period as a result of applying the sale proceeds to settle the related non-recourse long-term debt. As of September 30, 2018, our principal balance on the non-recourse long-term debt and related interest payable associated with the vessel was $18,315,800 and $795,676, respectively, and the net carrying value of the vessel was $2,900,000.

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

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows, which we adopted on January 1, 2018. As a result of the adoption of ASU 2016-18, we commenced presenting restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on our consolidated statements of cash flows. We adopted ASU 2016-18 using the retrospective method. As a result, the effects of adopting ASU 2016-18 on our consolidated statements of cash flows for the nine months ended September 30, 2017 were to decrease cash provided by operating activities for the nine months ended September 30, 2017 by $128,534 and increase cash, cash equivalents and restricted cash at September 30, 2017 by $3,342,613.

In January 2017, FASB issued ASU 2017-01, Business Combinations, which we adopted on January 1, 2018. The adoption of ASU 2017-01 did not have an effect on our consolidated financial statements.

Other Recent Accounting Pronouncements
In February 2016 and July 2018, FASB issued ASU 2016-02, Leases, and ASU 2018-11, Leases, respectively, which will become effective for us on January 1, 2019. As we no longer have any lease arrangements and since we are in our liquidation period and not expecting to enter into any new leases in the future, the adoption of ASU 2016-02 and ASU 2018-11 will not have an effect on our consolidated financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which will become effective for us on January 1, 2020. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement, which will become effective for us on January 1, 2020. We are currently in the process of evaluating the impact of the adoption of ASU 2018-13 on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2018 (the “2018 Quarter”) and 2017 (the “2017 Quarter”)

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

Financing Transactions
The following tables set forth the types of assets securing the financing transactions in our portfolio:

	September 30, 2018		December 31, 2017
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Platform supply vessels	$15,560,833	100%	$11,700,000	26%
Tanker vessels	—	—	32,910,318	74%
	$15,560,833	100%	$44,610,318	100%

The net carrying value of our financing transactions includes the balance of our net investment in note receivable and our net investment in finance leases as of each reporting date.

During the 2018 Quarter and the 2017 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income (loss) as follows:

		Percentage of Total Finance Income (Loss)
Customer	Asset Type	2018 Quarter	2017 Quarter
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	100%	—
Foreguard Shipping I Global Ships Ltd.	Tanker vessels	—	63%
Blackhawk Mining, LLC	Mining equipment	—	37%
		100%	100%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income (loss) in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

TMA was in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and was in payment default while available cash was swept by the Senior Lender and applied to the Senior Loan in accordance with the secured term loan credit facility agreement. As a result, the principal balance of the Senior Loan amortized at a faster rate. During the three months ended June 30, 2017, our Managing Trustee believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Managing Trustee met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we had a second priority security interest, our Managing Trustee determined to record credit losses commencing with the 2017 Quarter. As of December 31, 2017, our net investment in note receivable related to TMA was $21,002,939, net of a credit loss reserve of $9,302,939. In addition, as of December 31, 2017, we had an accrued interest receivable related to TMA of $6,388,005, which had been fully reserved, resulting in a net carrying value of $0. On January 5, 2018, ICON, the Senior Lender and TMA entered into the Second Amendment. Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan would amortize at a faster rate, at which time ICON would become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its aggregate notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $6,000,000, which represented our share of the total additional commitment to TMA, and our note and interest receivables due from TMA were reduced to $15,000,000. On June 12, 2018, all of TMA’s obligations to the Senior Lender and all amounts payable under the Senior Loan were satisfied in full. As a result, ICON became the agent and senior lender and has a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels. Interest was accrued as PIK interest until the Senior Loan was satisfied in full. Upon satisfaction of the Senior Loan, (i) $790,000 of PIK interest was reclassified to principal; and (ii) the ICON Loan is being amortized at 25% per year and together with interest, is payable quarterly in arrears. On July 5, 2018, we extended the due date of certain payments from TMA for an additional 15 days for a fee of $22,500. Such payments were thereafter timely received from TMA. On October 4, 2018, we extended the due date of the quarterly interest and principal payments from TMA for an additional 20 days for a fee of $30,000. The fee was timely received but the quarterly interest and principal payments were not received from TMA until November 9, 2018. During the 2018 Quarter and the 2017 Quarter, we recognized finance income of $500,004 and $0, respectively, of which no amount was recognized on a cash basis.

Operating Lease Transactions
The following tables set forth the types of equipment subject to operating leases in our portfolio:

	September 30, 2018		December 31, 2017
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Offshore oil field services equipment	$2,900,000	100%	$13,000,000	100%
	$2,900,000	100%	$13,000,000	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost and vessel as of each reporting date.

During the 2017 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2018 Quarter	2017 Quarter
Pacific Crest Pte. Ltd.	Offshore oil field services equipment	100%	20%
Murray Energy Corporation	Mining equipment	—	80%
		100%	100%

Impaired Leased Assets within Operating Lease Transactions

Swiber Offshore Marine Pte. Ltd. (“Swiber Offshore”) failed to make its monthly charter payments to our joint venture from July 2016 through the expiration of the charter in March 2017. On July 29, 2016, Swiber Holdings Ltd. (“Swiber Holdings”) submitted an application for court-supervised judicial management in Singapore. On November 28, 2016, Swiber Offshore filed an application for voluntary winding up and liquidation in Singapore. As a result of (i) Swiber Offshore’s and Swiber Holdings' default on their respective obligations under the charter and the guaranty, respectively, (ii) Swiber Offshore and Swiber Holdings being subject to voluntary winding up and judicial management proceedings, respectively, (iii) a decrease in the fair market value of the Swiber Chateau and (iv) the barge being classified as asset held for sale as of December 31, 2016, we recorded an aggregate impairment loss of $15,493,643 during 2016, of which only $8,706,972 was allocated to Swiber Engineering Ltd. (“Swiber”) as the balance of its noncontrolling interest in the joint venture had been reduced to zero. The joint venture ceased income recognition since July 2016 as collectability of remaining charter payments was in doubt. During 2017, we repossessed the Swiber Chateau. Based on a negotiated purchase price for the sale of the Swiber Chateau to a potential third-party purchaser, we further wrote down the barge by $900,000 during the three months ended March 31, 2017 to its estimated fair value less cost to sell. Subsequently, this proposed sale transaction fell through. During the three months ended June 30, 2017, we resumed marketing the Swiber Chateau for sale. Based on such negotiations, our Managing Trustee determined to record an additional impairment loss of $1,700,000 during the three months ended June 30, 2017. Subsequently, this proposed sale transaction also fell through. During the 2017 Quarter, our Managing Trustee resumed marketing the Swiber Chateau for sale and entered into a memorandum of agreement to sell the barge. As a result, we recorded an additional impairment loss of $2,024,000 during the 2017 Quarter based on the estimated fair value less cost to sell. On December 29, 2017, we sold the Swiber Chateau to a third-party purchaser for $3,175,000. As a result, we recognized a gain on sale of $59,730. During the 2017 Quarter, we did not recognize any rental income.

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

On June 4, 2018, we entered into an exclusivity agreement with a potential purchaser of the offshore supply vessel under which we agreed to exclusively negotiate with such potential purchaser for the sale of the vessel to permit the potential purchaser to bid on a bareboat charter that if accepted, would have employed the offshore supply vessel. In exchange for exclusivity, the potential purchaser paid a $25,000 nonrefundable fee. The exclusivity agreement expired and we were informed by the potential purchaser that it would not proceed with the purchase of the vessel. During the three months ended June 30, 2018, we continued to work with DVB Asia, Pacific Crest and Pacific Radiance to market the vessel for sale and were in negotiations with another potential purchaser. Based on the purchase offers received, our Managing Trustee concluded that there was an indication that the then net carrying value of the vessel may not be recoverable. As a result, our Managing Trustee performed an impairment test on the vessel and concluded that we should record an additional impairment loss of $7,345,225 during the three months ended June 30, 2018. As a result of the termination of the bareboat charter, we reclassified the offshore supply vessel from leased equipment at cost to vessel on our consolidated balance sheet as of June 30, 2018 at the then net carrying value of $5,400,000.

We continue to work with DVB Asia, Pacific Crest and Pacific Radiance to identify sale opportunities and based on recent negotiations with potential purchasers and the most recent purchase offer received, our Managing Trustee concluded that there was an indication that the net carrying value of the vessel may not be recoverable. As a result, our Managing Trustee performed an impairment test and concluded that we should record an additional impairment loss of $2,458,845 for the 2018 Quarter. We and DVB Asia are motivated to sell the vessel as the vessel is the primary collateral securing our non-recourse long-term debt with DVB Asia. Determining the fair value of the vessel involves significant judgment due to the lack of sales activity in the market that the vessel operates. An additional impairment loss or loss on sale may be recorded in future periods to the extent the fair value of the vessel decreases or the final purchase price for the vessel is below the net carrying value as of September 30, 2018. However, a gain on extinguishment of debt may also be recognized in a future period as a result of applying the sale proceeds to settle the related non-recourse long-term debt. As of September 30, 2018, our principal balance on the non-recourse long-term debt and related interest payable associated with the vessel was $18,315,800 and $795,676, respectively, and the net carrying value of the vessel was $2,900,000. During the 2018 Quarter and the 2017 Quarter, we recognized rental income of $433,333 and $137,958, respectively.

Revenue and other income for the 2018 Quarter and the 2017 Quarter is summarized as follows:

	Three Months Ended September 30,
	2018	2017	Change
Finance income	$501,768	$1,127,024	$(625,256)
Rental income	433,333	679,472	(246,139)
Other income	97,110	—	97,110
Total revenue and other income	$1,032,211	$1,806,496	$(774,285)

Total revenue and other income for the 2018 Quarter decreased $774,285, or 42.9%, as compared to the 2017 Quarter. The decrease was due to (i) less finance income recognized during the 2018 Quarter primarily due to the sale of certain investments during and subsequent to the 2017 Quarter, partially offset by interest income recognized on our note receivable related to TMA during the 2018 Quarter subsequent to the restructuring of the TMA Facility in January 2018 as compared to being placed on non-accrual status during the 2017 Quarter and (ii) less rental income recognized during the 2018 Quarter due to no rental income recognized on our lease with Murray Energy Corporation (“Murray”) due to the expiration of such lease during the 2017 Quarter and less rental income recognized on our lease with Pacific Crest as we were not accruing rental income since July 2017 as collectability of remaining charter payments was in doubt, and the rental income recognized during the 2018 Quarter represents a settlement amount we received to release Pacific Crest and Pacific Radiance from all their obligations and liabilities under the bareboat charter and the guaranty, respectively. These decreases were partially offset by other income recognized during the 2018 Quarter primarily due to a restitution payment received from a former lessee.

Expenses for the 2018 Quarter and the 2017 Quarter are summarized as follows:

	Three Months Ended September 30,
	2018	2017	Change
Management fees	$—	$44,029	$(44,029)
Administrative expense reimbursements	168,313	210,785	(42,472)
General and administrative	319,697	346,235	(26,538)
Interest	262,383	687,826	(425,443)
Depreciation	41,155	617,394	(576,239)
Vessel operating	—	143,735	(143,735)
Credit loss	—	10,500,000	(10,500,000)
Impairment loss	2,458,845	2,024,000	434,845
Total expenses	$3,250,393	$14,574,004	$(11,323,611)

Total expenses for the 2018 Quarter decreased $11,323,611, or 77.7%, as compared to the 2017 Quarter. The decrease was primarily attributable to (i) the credit loss recorded during the 2017 Quarter related to TMA with no comparable credit loss recorded during the 2018 Quarter, (ii) a decrease in depreciation recorded during the 2018 Quarter as a result of (a) the sale of assets previously on lease to Murray subsequent to the 2017 Quarter and (b) a lower depreciable base related to the vessel previously on charter to Pacific Crest subsequent to the impairment losses recorded during 2017, (iii) a decrease in interest expense primarily due to the satisfaction in full of the outstanding non-recourse long-term debt related to the EPIC Vessels upon the sale of such vessels during 2018 and (iv) no vessel operating expenses recorded during the 2018 Quarter due to the sale of the Swiber Chateau in December 2017. The decrease was partially offset by an increase in the impairment loss recorded on the vessel previously on charter to Pacific Crest during the 2018 Quarter as compared to the impairment loss recorded on the Swiber Chateau during the 2017 Quarter.

Net (Loss) Income Attributable to Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests changed by $736,410, from net income of $160,209 in the 2017 Quarter to a net loss of $576,201 in the 2018 Quarter. The change was primarily due to (i) the allocation of the impairment loss associated with the vessel previously on charter to Pacific Crest to the noncontrolling interest holders during the 2018 Quarter, (ii) additional finance income recognized in the 2017 Quarter from the prepayment of the finance lease by Blackhawk Mining, LLC and its affiliates (collectively, “Blackhawk”) and (iii) no income allocation to noncontrolling interests during the 2018 Quarter from our consolidated joint venture related to the EPIC Vessels due to the sale of such vessels subsequent to the 2017 Quarter.

Net Loss Attributable to Fund Twelve Liquidating Trust

As a result of the foregoing factors, net loss attributable to us for the 2018 Quarter and the 2017 Quarter was $1,641,981 and $12,927,717, respectively. Net loss attributable to us per weighted average additional Interest outstanding for the 2018 Quarter and the 2017 Quarter was $4.67 and $36.74, respectively.

Results of Operations for the Nine Months Ended September 30, 2018 (the “2018 Period”) and 2017 (the “2017 Period”)

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

Financing Transactions

During the 2018 Period and the 2017 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income (loss) as follows:

		Percentage of Total Finance Income (Loss)
Customer	Asset Type	2018 Period	2017 Period
Foreguard Shipping I Global Ships Ltd.	Tanker vessels	(248)% *	55%
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	148%	17%
Blackhawk Mining, LLC	Mining equipment	—	28%
		100%	100%

* As a result of the sale of the EPIC Vessels, we recorded a loss primarily due to (i) the seller’s credit, which was satisfied in full at its maturity amount of $9,500,000 rather than its then-present value of $7,355,183 recorded on our books prior to the sale, and (ii) the write-off of the remaining unamortized indirect costs.

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income (loss) in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

TMA was in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and was in payment default while available cash was swept by the Senior Lender and applied to the Senior Loan in accordance with the secured term loan credit facility agreement. As a result, the principal balance of the Senior Loan amortized at a faster rate. During the three months ended June 30, 2017, our Managing Trustee believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Managing Trustee met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we had a second priority security interest, our Managing Trustee determined to record credit losses commencing with the 2017 Quarter. As of December 31, 2017, our net investment in note receivable related to TMA was $21,002,939, net of a credit loss reserve of $9,302,939. In addition, as of December 31, 2017, we had an accrued interest receivable related to TMA of $6,388,005, which had been fully reserved, resulting in a net carrying value of $0. On January 5, 2018, ICON, the Senior Lender and TMA entered into the Second Amendment. Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan would amortize at a faster rate, at which time ICON would become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its aggregate notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $6,000,000, which represented our share of the total additional commitment to TMA, and our note and interest receivables due from TMA were reduced to $15,000,000. On June 12, 2018, all of TMA’s obligations to the Senior Lender and all amounts payable under the Senior Loan were satisfied in full. As a result, ICON became the agent and senior lender and has a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels. Interest was accrued as PIK interest until the Senior Loan was satisfied in full. Upon satisfaction of the Senior Loan, (i) $790,000 of PIK interest was reclassified to principal; and (ii) the ICON Loan is being amortized at 25% per year and together with interest, is payable quarterly in arrears. On July 5, 2018, we extended the due date of certain payments from TMA for an additional 15 days for a fee of $22,500. Such payments were thereafter timely received from TMA. On October 4, 2018, we extended the due date of the quarterly interest and principal payments from TMA for an additional 20 days for a fee of $30,000. The fee was timely received but the quarterly interest and principal payments were not received from TMA until November 9, 2018. During the 2018 Period and the 2017 Period, we recognized finance income of $1,392,655 and $667,672, respectively, of which no amount was recognized on a cash basis.

Operating Lease Transactions

During the 2018 Period and the 2017 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2018 Period	2017 Period
Pacific Crest Pte. Ltd.	Offshore oil field services equipment	100%	60%
Murray Energy Corporation	Mining equipment	—	40%
		100%	100%

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

On June 4, 2018, we entered into an exclusivity agreement with a potential purchaser of the offshore supply vessel under which we agreed to exclusively negotiate with such potential purchaser for the sale of the vessel to permit the potential purchaser to bid on a bareboat charter that if accepted, would have employed the offshore supply vessel. In exchange for exclusivity, the potential purchaser paid a $25,000 nonrefundable fee. The exclusivity agreement expired and we were informed by the potential purchaser that it would not proceed with the purchase of the vessel. During the three months ended June 30, 2018, we continued to work with DVB Asia, Pacific Crest and Pacific Radiance to market the vessel for sale and were in negotiations with another potential purchaser. Based on the purchase offers received, our Managing Trustee concluded that there was an indication that the then net carrying value of the vessel may not be recoverable. As a result, our Managing Trustee performed an impairment test on the vessel and concluded that we should record an additional impairment loss of $7,345,225 during the three months ended June 30, 2018. As a result of the termination of the bareboat charter, we reclassified the offshore supply vessel from leased equipment at cost to vessel on our consolidated balance sheet as of June 30, 2018 at the then net carrying value of $5,400,000.

We continue to work with DVB Asia, Pacific Crest and Pacific Radiance to identify sale opportunities and based on recent negotiations with potential purchasers and the most recent purchase offer received, our Managing Trustee concluded that there was an indication that the net carrying value of the vessel may not be recoverable. As a result, our Managing Trustee performed an impairment test and concluded that we should record an additional impairment loss of $2,458,845 for the 2018 Quarter. We and DVB Asia are motivated to sell the vessel as the vessel is the primary collateral securing our non-recourse long-term debt with DVB Asia. Determining the fair value of the vessel involves significant judgment due to the lack of sales activity in the market that the vessel operates. An additional impairment loss or loss on sale may be recorded in future periods to the extent the fair value of the vessel decreases or the final purchase price for the vessel is below the net carrying value as of September 30, 2018. However, a gain on extinguishment of debt may also be recognized in a future period as a result of applying the sale proceeds to settle the related non-recourse long-term debt. As of September 30, 2018, our principal balance on the non-recourse long-term debt and related interest payable associated with the vessel was $18,315,800 and $795,676, respectively, and the net carrying value of the vessel was $2,900,000. During the 2018 Period and the 2017 Period, we recognized rental income of $1,000,000 and $2,466,746, respectively.

Revenue and other income for the 2018 Period and the 2017 Period is summarized as follows:

	Nine Months Ended September 30,
	2018	2017	Change
Finance (loss) income	$(934,551)	$3,901,482	$(4,836,033)
Rental income	1,000,000	4,091,287	(3,091,287)
Loss from investment in joint ventures and equity-method investees	(224,108)	(6,071)	(218,037)
Gain on extinguishment of seller's credit and interest payable	1,476,348	5,131,250	(3,654,902)
Other income	97,110	—	97,110
Total revenue and other income	$1,414,799	$13,117,948	$(11,703,149)

Total revenue and other income for the 2018 Period decreased $11,703,149, or 89.2%, as compared to the 2017 Period. The decrease was primarily attributable to (i) the loss recognized from the sale of the EPIC Vessels during the 2018 Period that was included in finance (loss) income as opposed to finance income recognized from the EPIC Vessels during the 2017 Period, (ii) a gain on extinguishment of seller's credit of $1,476,348 recognized in the 2018 Period related to the vessel previously on charter to Pacific Crest as compared to a similar gain of $5,313,250 recognized in the 2017 Period related to the Swiber Chateau, (iii) a decrease in rental income due to (a) less rental income recognized on our lease with Pacific Crest as we ceased accruing rental income since July 2017 when we deemed that the collectability of remaining charter payments was in doubt, and the rental income recognized during the 2018 Period represents a settlement amount we received to release Pacific Crest and Pacific Radiance from their respective obligations under the bareboat charter and the guaranty, respectively, and (b) no rental income recognized on our lease with Murray due to the expiration of such lease subsequent to the 2017 Period and (iv) our share of the loss from two affiliates of TMA in which we acquired an equity interest and accounted for under the equity method of accounting during the six months ended June 30, 2018. The decrease was partially offset by other income recognized during the 2018 Period primarily due to a restitution payment received from a former lessee.

Expenses for the 2018 Period and the 2017 Period are summarized as follows:

	Nine Months Ended September 30,
	2018	2017	Change
Management fees	$—	$192,112	$(192,112)
Administrative expense reimbursements	550,447	660,757	(110,310)
General and administrative	907,402	1,188,799	(281,397)
Interest	1,158,580	2,172,196	(1,013,616)
Depreciation	295,930	2,743,118	(2,447,188)
Vessel operating	—	348,311	(348,311)
Credit loss	—	10,500,000	(10,500,000)
Impairment loss	9,804,070	19,285,525	(9,481,455)
Total expenses	$12,716,429	$37,090,818	$(24,374,389)

Total expenses for the 2018 Period decreased $24,374,389, or 65.7%, as compared to the 2017 Period. The decrease was primarily due to (i) the credit loss recorded during the 2017 Period related to TMA with no comparable credit loss recorded during the 2018 Period, (ii) a higher impairment loss recorded on the vessel previously on charter to Pacific Crest during the 2017 Period as compared to the 2018 Period and the impairment loss recorded on the Swiber Chateau during the 2017 Period, (iii) a decrease in depreciation recorded during the 2018 Period as a result of (a) a lower depreciable base related to the vessel previously on charter to Pacific Crest subsequent to the impairment losses recorded during 2017 and (b) the sale of assets previously on lease to Murray subsequent to the 2017 Period, (iv) a decrease in interest expense primarily due to the satisfaction in full of the outstanding non-recourse long-term debt related to the EPIC Vessels upon the sale of such vessels during 2018, (v) no vessel operating expenses incurred during the 2018 Period due to the sale of the Swiber Chateau in December 2017, (vi) a decrease in general and administrative expense primarily due to (a) the remarketing fee paid by us upon the sale of equipment previously on lease to Murray that we recorded during the 2017 Period with no comparable remarketing fee paid in the 2018 Period and (b) the reimbursement of insurance premiums from a lessee during the 2018 Period and (vii) no management fees incurred during the 2018 Period due to our Managing Trustee waiving all future management fees effective December 1, 2017.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests decreased $133,460, from $2,896,493 in the 2017 Period to $2,763,033 in the 2018 Period. The decrease was primarily due to a decrease in impairment loss recorded on the vessel previously on charter to Pacific Crest, which resulted in less loss being allocated to the noncontrolling interest holders during the 2018 Period as compared to the 2017 Period. The decrease was partially offset by (i) the loss on sale of the EPIC Vessels recorded during the 2018 Period, of which the noncontrolling interest holders were allocated their proportionate share and (ii) no income allocation to noncontrolling interests during the 2018 Period from our joint venture related to Blackhawk as a result of the prepayment by the lessee in July 2017.

Net Loss Attributable to Fund Twelve Liquidating Trust

As a result of the foregoing factors, net loss attributable to us for the 2018 Period and the 2017 Period was $8,538,597 and $21,076,377, respectively. Net loss attributable to us per weighted average additional Interest outstanding for the 2018 Period and the 2017 Period was $24.27 and $59.90, respectively.

Financial Condition
This section discusses the major balance sheet variances at September 30, 2018 compared to December 31, 2017.

Total Assets
Total assets decreased $37,879,080, from $72,721,157 at December 31, 2017 to $34,842,077 at September 30, 2018. The decrease was primarily due to the sale of the EPIC Vessels during the 2018 Period, in which a loss was recognized from the sale and a portion of the net sale proceeds was used to satisfy in full the related seller's credit and the related non-recourse long-term debt, as well as the impairment loss recorded during the 2018 Period.

Current Assets
Current assets decreased $8,655,346, from $24,516,336 at December 31, 2017 to $15,860,990 at September 30, 2018. The decrease was primarily a result of the restructuring of the TMA Facility, which reduced the current portion of our note receivable during the 2018 Period.

Total Liabilities
Total liabilities decreased $23,908,670, from $43,279,364 at December 31, 2017 to $19,370,694 at September 30, 2018. The decrease was primarily due to the repayment of the outstanding non-recourse long-term debt and seller's credit upon the sale of the EPIC Vessels during the 2018 Period and the extinguishment of the seller's credit due to Pacific Crest as a result of the settlement agreement we entered into with Pacific Crest, Pacific Radiance and DVB Asia during the 2018 Period.

Current Liabilities
Current liabilities decreased $3,873,391, from $23,244,085 at December 31, 2017 to $19,370,694 at September 30, 2018. The decrease was primarily due to the repayment of the outstanding non-recourse long-term debt upon the sale of the EPIC Vessels during the 2018 Period.

Equity
Equity decreased $13,970,410, from $29,441,793 at December 31, 2017 to $15,471,383 at September 30, 2018. The decrease was due to our net loss and distributions paid to our noncontrolling interests during the 2018 Period.

Liquidity and Capital Resources

Summary
At September 30, 2018 and December 31, 2017, we had cash and cash equivalents of $11,630,775 and $12,974,467, respectively. Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of September 30, 2018, the cash reserve was $1,738,435. During our remaining liquidation period, we expect our main sources of cash will be from the collection of income and principal on our note receivable and proceeds from the sale of our investments. We expect our main use of cash will be for distributions to our beneficial owners and non-controlling interests. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we meet our debt obligations, pay distributions to our beneficial owners and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Cash Flows

Operating Activities

Cash provided by operating activities increased $8,082,571, from $14,238,867 in the 2017 Period to $22,321,438 in the 2018 Period. The increase was primarily due to an increase in the collection of finance income as a result of the sale of the EPIC Vessels during the 2018 Period and the timing of cash receipts and cash payments from period-to-period. The increase was partially offset by a decrease in the collection of rental income due to the sale of assets previously on lease to Murray and no payments received from Pacific Crest since July 2017, of which the lease was ultimately terminated in May 2018.

Investing Activities
Cash used in investing activities increased $5,764,762, from $6,071 in the 2017 Period to $5,770,833 in the 2018 Period. The increase was due to the restructuring of the TMA Facility during the 2018 Period, in which we funded an additional $6,000,000 to TMA in exchange for, among other things, a 9.375% equity interest in two affiliates of TMA. The increase was partially offset by principal received on our notes receivable during the 2018 Period.

Financing Activities
Cash used in financing activities increased $2,242,990, from $15,920,790 in the 2017 Period to $18,163,780 in the 2018 Period.  The increase was primarily due to an increase in the repayment of our non-recourse long-term debt as a result of the sale of the EPIC Vessels during the 2018 Period. This increase was partially offset by no distributions paid to our beneficial owners and less distributions paid to noncontrolling interests during the 2018 Period.

Financings and Borrowings
Non-Recourse Long-Term Debt
We had non-recourse long-term debt obligations at September 30, 2018 and December 31, 2017 of $18,223,727 and $33,482,364, respectively. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the lessee was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of September 30, 2018 and December 31, 2017, the total carrying value of assets subject to non-recourse long-term debt was $2,900,000 and $45,910,318, respectively.

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

On June 9, 2014, a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen financed the acquisition of an offshore supply vessel from Pacific Crest by entering into a non-recourse loan agreement with DVB Asia in the amount of $26,000,000. The senior secured loan bears interest at a rate of 5.04% per year and matures on June 24, 2021. On December 21, 2017, we were notified of an event of default as a result of payment defaults and non-compliance with certain financial covenants. The lender has reserved, but not exercised, its rights under the loan agreement. As a result of such default, we classified the entire outstanding net balance of the debt of $18,223,727 under current liabilities as of September 30, 2018. We are currently working with DVB Asia, Pacific Crest and Pacific Radiance to market and sell the vessel.

At September 30, 2018, our non-recourse long-term debt was related to the loan from DVB Asia, in which we are not in compliance as disclosed above.

Distributions
We, at our Managing Trustee’s discretion, paid monthly distributions to each of our beneficial owners beginning with the first month after each such beneficial owner’s admission to the LLC through the end of our operating period, which was April 30, 2014. Distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments. We paid distributions of $2,668,780 to our noncontrolling interests during the 2018 Period.

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

In connection with certain debt obligations, we are required to maintain restricted cash accounts with certain banks. At September 30, 2018, we had restricted cash of $1,794,362 on our consolidated balance sheets.

Off-Balance Sheet Transactions
None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2018, our Managing Trustee carried out an evaluation, under the supervision and with the participation of the management of our Managing Trustee, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Trustee’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Trustee’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Interests during the three months ended September 30, 2018.

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

November 9, 2018

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)
By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)
By: /s/ Christine H. Yap
Christine H. Yap
Managing Director (Principal Financial and Accounting Officer)