Form 10-K
period 2018-12-31
ICON LEASING FUND TWELVE, LLC
filed 2019-03-22
CIK 1377848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2018
or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-53189

ICON Leasing Fund Twelve Liquidating Trust
(Exact name of registrant as specified in its charter)

Delaware	81-7012783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).*

Yes ☐	No ☐
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

Number of outstanding beneficial interests of the registrant on March 20, 2019 is 348,335.

DOCUMENTS INCORPORATED BY REFERENCE
None.
*ICON Leasing Fund Twelve Liquidating Trust is the transferee of the assets and liabilities of ICON Leasing Fund Twelve, LLC and files reports under the Commission file number for ICON Leasing Fund Twelve, LLC, which filed a Form 15 on January 5, 2017 including its notice of termination of registration and filing requirements.

ICON Leasing Fund Twelve Liquidating Trust

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Overview

Number of Beneficial Owners as of
Title of Class	March 20, 2019
Managing Trustee (as a beneficial owner)	1
Additional beneficial owners	8,712

We, at our Managing Trustee's discretion, paid monthly distributions to each of our beneficial owners beginning the first month after each such beneficial owner was admitted to the LLC through the end of our operating period, which was on April 30, 2014. During our liquidation period, we have paid and will continue to pay distributions in accordance with the terms of our Trust Agreement. We expect that distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of finance and other income from our investments. We paid distributions to our additional beneficial owners totaling $6,380,002 and $6,000,175 for the years ended December 31, 2018 and 2017, respectively. Additionally, we paid our Managing Trustee distributions of $64,444 and $60,608 for the years ended December 31, 2018 and 2017, respectively.

Our Interests are not publicly traded and there is no established public trading market for our Interests. Given that it is unlikely that any such market will develop, our Interests are generally considered illiquid. Even if an additional beneficial owner is able to sell our Interests, the price received may be less than our estimated value (“Estimated Value”) per Interest indicated below.

Our Estimated Value per Interest as of December 31, 2018 (the “Valuation Date”) has been determined to be $69.19 per Interest. The Estimated Value per Interest is based upon the estimated fair value of our assets less the estimated fair value of our liabilities as of the Valuation Date, divided by the total number of our Interests outstanding as of the Valuation Date. To the extent an investment is owned by a joint venture, we only include our share of assets and liabilities based on our ownership percentage in such joint venture. The information used to generate the Estimated Value per Interest, including, but not limited to, market information, investment and asset-level data and other information provided by third parties, was the most recent information practically available as of the Valuation Date. This Estimated Value per Interest is provided to assist (i) plan fiduciaries in fulfilling their annual valuation obligations as required by The Employee Retirement Income Security Act of 1974, as amended ("ERISA") and (ii) broker-dealers that participated in our offering of Interests in meeting their customer account statement reporting obligations as required by the Financial Industry Regulatory Authority, Inc. (“FINRA”).

The Estimated Value per Interest was calculated by our Managing Trustee primarily based on the fair values provided by Duff & Phelps, LLC (“Duff & Phelps”), a third-party independent valuation and consulting firm engaged by our Managing Trustee to provide material assistance related to the valuation of certain of our assets, as further described below. Duff & Phelps is a global valuation and corporate finance advisor with expertise in complex valuations.

Process and Methodology

Our Managing Trustee established the Estimated Value per Interest as of the Valuation Date primarily based on the fair values of our assets provided by Duff & Phelps. In arriving at its fair values, Duff & Phelps utilized valuation methodologies that both our Managing Trustee and Duff & Phelps believe are standard and acceptable in the equipment financing industry for the types of assets held by us. The valuation was performed in accordance with standard industry practice and the provisions of NASD Rule 2340 and FINRA Rule 2310. The basis of the fair values provided by Duff & Phelps is in accordance with the definition of fair value in Accounting Standards Codification 820. For an asset that was classified as held for sale and subsequently sold after the Valuation Date but before the filing of this report, the fair value was estimated by our Managing Trustee to approximate the net sale proceeds. To the extent an investment had non-recourse long-term debt obligations that exceeded the fair value of the related asset, the net asset value of such investment was deemed to be zero.

A summary of the methodology used by Duff & Phelps, as well as the assumptions and limitations of its work for us and of our determination of the Estimated Value, are presented below.

Discounted Cash Flow

The discounted cash flow (“DCF”) method was used to estimate value using the concept of the time value of money. All projected future cash flows accruing to an asset were estimated and discounted to give their present values. The sum of all projected future cash flows, both incoming and outgoing, comprises the net present value, which was recognized as the value or price of the cash flows.

Sales Comparison Method

The sales comparison method compares similar assets recently sold in the market and adjusts the value for differences in the subject asset and the comparable assets as well as for current market conditions.

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

The discount rates used ranged from 12.5% to 14.5%.

Valuation of Investment in Cost-Method Investees

The estimated fair value of our investment in cost-method investees was based on a combination of the DCF method and the sales comparison method. Under the DCF method, the discount rate reflects the risks associated with the investee and the time value of money, and was applied to the projected cash flows associated with the operations of the investee. The sum of all projected future cash flows included, but were not limited to, net operating cash flows of the investee discounted to give their present values. The estimated fair value of our investment in the other cost-method investee was based on the current fair value of the net assets of the investee from certain methodologies, which included the sales comparison method.

Valuation of Debt Obligations

The estimated fair value at the Valuation Date of our debt obligations that were subsequently settled after the Valuation Date was estimated by our Managing Trustee to approximate the amount paid to settle such debt obligations.

Cash, Other Assets and Other Liabilities

Cash, other assets and other liabilities (collectively, “Other Net Assets”) include our share of items of tangible or monetary value as of the Valuation Date. The fair values of Other Net Assets as of the Valuation Date were estimated by our Managing Trustee to approximate their carrying values because of their nature or short-term maturities. Excluded from Other Net Assets is our share of prepaid assets, which our Managing Trustee estimated as having a minimal fair value as of the Valuation Date.

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

We currently expect that our next Estimated Value per Interest will be based upon our assets and liabilities as of December 31, 2019 and such value will be included in our Annual Report on Form 10-K for the year ending December 31, 2019. We intend to publish an updated Estimated Value per Interest annually in our subsequent Annual Reports on Form 10-K.

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

New York, New York
March 29, 2018

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Balance Sheets

	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,696,984	$12,974,467
Current portion of net investment in note receivable	3,750,000	8,791,579
Current portion of net investment in finance leases	—	2,677,965
Other current assets	278,667	72,325
Total current assets	10,725,651	24,516,336
Non-current assets:
Net investment in note receivable, less current portion	10,873,333	2,908,421
Net investment in finance leases, less current portion	—	30,232,353
Leased equipment at cost (less accumulated depreciation of $8,055,357)	—	13,000,000
Asset held for sale	2,078,000	—
Restricted cash	1,194,424	2,063,845
Investment in cost-method investees	3,301,189	—
Other non-current assets	—	202
Total non-current assets	17,446,946	48,204,821
Total assets	$28,172,597	$72,721,157
Liabilities and Equity
Current liabilities:
Current portion of non-recourse long-term debt	$18,234,494	$22,335,800
Due to Managing Trustee and affiliates, net	246,305	107,406
Accrued expenses and other current liabilities	139,412	604,805
Accrued interest	1,047,260	196,074
Total current liabilities	19,667,471	23,244,085
Non-current liabilities:
Non-recourse long-term debt, less current portion	—	11,146,564
Seller's credits, less current portion	—	8,738,715
Other non-current liabilities	—	150,000
Total non-current liabilities	—	20,035,279
Total liabilities	19,667,471	43,279,364
Commitments and contingencies (Note 15)
Equity:
Beneficial owners’ equity:
Additional beneficial owners	14,664,492	30,414,292
Managing Trustee	(2,963,179)	(2,804,091)
Total beneficial owners' equity	11,701,313	27,610,201
Noncontrolling interests	(3,196,187)	1,831,592
Total equity	8,505,126	29,441,793
Total liabilities and equity	$28,172,597	$72,721,157

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Operations

	Years Ended December 31,
	2018	2017
	(unaudited)
Revenue and other income:
Finance (loss) income	$(417,815)	$4,607,583
Rental income	1,000,000	4,091,287
Loss from investment in joint ventures and equity-method investees	(298,811)	(6,071)
Gain on sale of assets, net	—	209,664
Gain on sale of vessels, net	—	59,730
Gain on extinguishment of seller's credit and interest payable	1,476,348	5,131,250
Other income	101,060	—
Total revenue and other income	1,860,782	14,093,443
Expenses:
Management fees	—	210,233
Administrative expense reimbursements	796,752	943,163
General and administrative	1,251,854	1,308,973
Interest	1,450,724	2,825,023
Depreciation	310,164	2,926,149
Credit loss, net	—	15,690,944
Impairment loss	10,611,836	23,919,230
Vessel operating	—	627,401
Total expenses	14,421,330	48,451,116
Net loss	(12,560,548)	(34,357,673)
Less: net loss attributable to noncontrolling interests	(3,096,106)	(3,993,217)
Net loss attributable to Fund Twelve Liquidating Trust	$(9,464,442)	$(30,364,456)

Net loss attributable to Fund Twelve Liquidating Trust allocable to:
Additional beneficial owners	$(9,369,798)	$(30,060,811)
Managing Trustee	(94,644)	(303,645)
	$(9,464,442)	$(30,364,456)

Weighted average number of additional beneficial interests outstanding	348,335	348,335
Net loss attributable to Fund Twelve Liquidating Trust per weighted average additional beneficial interest outstanding	$(26.90)	$(86.30)

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Changes in Equity

	Beneficial Owners' Equity
	Additional Beneficial Interests	Additional Beneficial Owners	Managing Trustee	Total Beneficial Owners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	348,335	$66,475,278	$(2,439,838)	$64,035,440	$10,845,221	$74,880,661
Net loss	—	(30,060,811)	(303,645)	(30,364,456)	(3,993,217)	(34,357,673)
Distributions	—	(6,000,175)	(60,608)	(6,060,783)	(5,020,412)	(11,081,195)
Balance, December 31, 2017	348,335	30,414,292	(2,804,091)	27,610,201	1,831,592	29,441,793
Net loss (unaudited)	—	(9,369,798)	(94,644)	(9,464,442)	(3,096,106)	(12,560,548)
Distributions (unaudited)	—	(6,380,002)	(64,444)	(6,444,446)	(2,831,673)	(9,276,119)
Investment by noncontrolling interests (unaudited)	—	—	—	—	900,000	900,000
Balance, December 31, 2018 (unaudited)	348,335	$14,664,492	$(2,963,179)	$11,701,313	$(3,196,187)	$8,505,126

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017
	(unaudited)
Cash flows from operating activities:
Net loss	$(12,560,548)	$(34,357,673)
Adjustments to reconcile net loss to net cash provided by operating activities:
Finance loss (income)	2,221,881	(3,940,929)
Loss from investment in joint ventures and equity-method investees	298,811	6,071
Depreciation	310,164	2,926,149
Interest expense from amortization of debt financing costs	247,130	129,223
Net accretion of seller's credits and other	92,816	509,789
Gain on extinguishment of seller's credit and interest payable	(1,476,348)	(5,131,250)
Impairment loss	10,611,836	23,919,230
Pain-in-kind interest	(790,000)	—
Credit loss, net	—	15,690,944
Gain on sale of assets, net	—	(209,664)
Gain on sale of vessels, net	—	(59,730)
Changes in operating assets and liabilities:
Collection of finance leases	23,333,254	16,901,931
Other assets	(206,140)	(535,484)
Accrued expenses and other current liabilities	235,793	(110,328)
Deferred revenue	—	(155,413)
Due to Managing Trustee and affiliates, net	138,899	(160,358)
Net cash provided by operating activities	22,457,548	15,422,508
Cash flows from investing activities:
Net proceeds from sale of vessels	—	3,035,730
Proceeds from sale of leased assets	—	1,949,581
Investment in joint venture	—	(6,071)
Investment in note receivable, net	(3,300,000)	—
Investment in equity-method investees	(3,600,000)	—
Principal received on notes receivable	1,166,667	—
Net cash (used in) provided by investing activities	(5,733,333)	4,979,240
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(15,495,000)	(8,008,441)
Investment by noncontrolling interests	900,000	—
Distributions to noncontrolling interests	(2,831,673)	(5,020,412)
Distributions to beneficial owners	(6,444,446)	(6,060,783)
Net cash used in financing activities	(23,871,119)	(19,089,636)
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,146,904)	1,312,112
Cash, cash equivalents and restricted cash, beginning of year	15,038,312	13,726,200
Cash, cash equivalents and restricted cash, end of year (a)	$7,891,408	$15,038,312

Supplemental disclosure of cash flow information:
Cash paid for interest	$229,798	$2,156,901

Supplemental disclosure of non-cash financing activities:
Satisfaction of seller's credit netted at sale	$7,355,183	$—

(a) The following table presents a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets:

Cash and cash equivalents	$6,696,984	$12,974,467
Restricted cash	1,194,424	2,063,845
Total cash, cash equivalents and restricted cash	$7,891,408	$15,038,312

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

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

On May 30, 2017, our Managing Trustee retained ABN AMRO Securities (USA) LLC (“ABN AMRO Securities”) as its financial advisor to assist our Managing Trustee and us in identifying, evaluating and executing a potential sale of certain shipping and offshore energy assets included within our investment portfolio. During the first quarter of 2019, our Managing Trustee and ABN AMRO Securities recommenced seeking a sale of our secured term loan to TMA. We, however, cannot assure that the identification or evaluation to be performed will result in any specific sale transaction.

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
December 31, 2018 (unaudited)
and December 31, 2017

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

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

Leased Equipment at Cost
Investments in leased equipment were stated at cost less accumulated depreciation.  Leased equipment was depreciated on a straight-line basis over the lease term, which typically ranged from 3 to 10 years, to the asset’s residual value.

Our Managing Trustee has an investment committee that approved each new equipment lease and other financing transaction.  As part of its process, the investment committee determined the estimated residual value, if any, to be used once the investment had been approved. The factors considered in determining the estimated residual value included, but were not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment was integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operated.  Residual values were reviewed for impairment in accordance with our impairment review policy.

The residual value assumed, among other things, that the asset was utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace were disregarded and it was assumed that there was no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. The residual value was calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

Depreciation
We recorded depreciation expense on equipment or vessel when the asset was idle or when the lease was classified as an operating lease. In order to calculate depreciation, we first determined the depreciable base, which was the equipment cost less the estimated residual value at lease termination. Depreciation expense was recorded on a straight-line basis over the lease term or over the useful life of the asset, as applicable.

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

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying asset is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally, in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and we do not recover our residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Managing Trustee’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Lease Classification and Revenue Recognition
Each equipment lease we entered into was classified as either a finance lease or an operating lease, based upon the terms of each lease. The estimated residual value was a critical component of and directly influenced the determination as to whether a lease was classified as a finance lease or an operating lease.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

For finance leases, we capitalized, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease, less unearned income.  Unearned income represented the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income was recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income was recognized on a straight-line basis over the lease term.  Billed operating lease receivables were included in accounts receivable until collected or written off. We recorded a reserve if we deemed any receivable not collectible. The difference between the timing of the cash received and the income recognized on a straight-line basis was recognized as either deferred revenue or other assets, as appropriate. Initial direct costs were capitalized as a component of the cost of the equipment and depreciated over the lease term.

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
December 31, 2018 (unaudited)
and December 31, 2017

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

Initial Direct Costs
We capitalized initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. We paid acquisition fees through the end of our operating period to our Managing Trustee of 3% of the purchase price of the investment made by or on our behalf, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the long-lived asset over the amount of the investment, if any.  The costs of each transaction were amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in our consolidated statements of operations. Costs related to leases or other financing transactions that were not consummated were expensed.

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

Income Taxes
Prior to the transfer of all the assets and liabilities of the LLC to the Liquidating Trust, we were taxed as a partnership for federal and state income tax purposes. Therefore, no provision for federal and state income taxes was recorded since the liability for such taxes was the responsibility of each of the individual members rather than our business as a whole. Upon the transfer of all assets and liabilities of the LLC to the Liquidating Trust, we were subject to taxation as a liquidating trust. During 2018, the Trust Agreement was amended to clarify that we will be taxed as a partnership for federal and state

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

income tax purposes in 2018 and thereafter. We are potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on unincorporated trade or business operating in New York City. The UBT is imposed for each taxable year at a rate of 4% of taxable income allocated to New York City. We use the asset and liability method of accounting for the UBT. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is determined that it is more likely than not that the deferred tax assets will not be realized.

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

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. As a result of the adoption of ASU 2016-18 on January 1, 2018, we commenced presenting restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on our consolidated statements of cash flows. We adopted ASU 2016-18 using the retrospective method. As a result, the effects of adopting ASU 2016-18 on our consolidated statements of cash flows for the year ended December 31, 2017 were as follows:

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

	Year Ended December 31, 2017
	As Reported	Adoption of ASU 2016-18	As Adjusted
Net cash provided by (used in) operating activities	$16,829,810	$(1,407,302)	$15,422,508

Cash, cash equivalents and restricted cash, beginning of year	10,255,053	3,471,147	13,726,200
Net increase (decrease) in cash, cash equivalents and restricted cash	2,719,414	(1,407,302)	1,312,112
Cash, cash equivalents and restricted cash, end of year	$12,974,467	$2,063,845	$15,038,312

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

Other Recent Accounting Pronouncements
In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 implements changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the recently released revenue recognition guidance. In July 2018, FASB issued ASU No. 2018-11, Leases (“ASU 2018-11”), which provides an additional transition method by allowing companies to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, ASU 2018-11 provides lessors a practical expedient to not separate non-lease components from the associated lease component under certain circumstances. In December 2018, FASB issued ASU No. 2018-20, Leases (“ASU 2018-20”), which provides guidance and clarification with respect to lessor accounting associated with (i) certain taxes collected from lessees, (ii) certain lessor costs, and (iii) the recognition of variable payments for contracts with lease and non-lease components. The adoption of ASU 2016-02, ASU 2018-11 and ASU 2018-20 becomes effective for us on January 1, 2019. As we no longer have any lease arrangements and since we are in our liquidation period and not expecting to enter into any new leases in the future, the adoption of ASU 2016-02, ASU 2018-11 and ASU 2018-20 will not have an effect on our consolidated financial statements.

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”), which modifies the measurement of credit losses by eliminating the probable initial recognition threshold set forth in current guidance, and instead reflects an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will apply the amendments within ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The adoption of ASU 2016-13 becomes effective for us on January 1, 2020, including interim periods within that reporting period. Early adoption is permitted. The adoption of ASU 2016-13 is not expected to have a material effect on our consolidated financial statements.

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

(3)      Net Investment in Note Receivable

As of December 31, 2018, we had no net investment in note receivable on non-accrual status and no net investment in note receivable that was past due 90 days or more and still accruing.  As of December 31, 2017, we had net investment in

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

note receivable on non-accrual status of $11,700,000 and no net investment in note receivable that was past due 90 days or more and still accruing. See below for further details regarding our note receivable related to TMA.

Net investment in note receivable consisted of the following:

	December 31,
	2018	2017
	(unaudited)
Principal outstanding (1)	$14,623,333	$21,002,939
Credit loss reserve (2)	—	(9,302,939)
Net investment in note receivable (3)	14,623,333	11,700,000
Less: current portion of net investment in note receivable	3,750,000	8,791,579
Net investment in note receivable, less current portion	$10,873,333	$2,908,421
(1) As of December 31, 2018 and 2017, total principal outstanding related to our impaired loan was $14,623,333 and $21,002,939, respectively.
(2) As of December 31, 2017, we had a credit loss reserve of $15,690,944 related to TMA, of which $6,388,005 was reserved against the accrued interest receivable included in other current assets and $9,302,939 was reserved against the current portion of net investment in note receivable.
(3) As of December 31, 2018 and 2017, net investment in note receivable related to our impaired loan was $14,623,333 and $11,700,000, respectively.

On July 14, 2014, we, ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust (formerly, ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.) (“Fund Fourteen”) and ICON ECI Fund Fifteen Liquidating Trust (formerly, ICON ECI Fund Fifteen, L.P.) (“Fund Fifteen”), each an entity also managed by our Managing Trustee (collectively, “ICON”), entered into a secured term loan credit facility agreement with TMA to provide a credit facility of up to $29,000,000 (the “ICON Loan”), of which our commitment of $21,750,000 was funded on August 27, 2014 (the “TMA Initial Closing Date”). The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus a margin of 17%.  Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. On November 24, 2014, ICON entered into an amended and restated senior secured term loan credit facility agreement with TMA pursuant to which an unaffiliated third party (the “Senior Lender”) agreed to provide a senior secured term loan in the amount of up to $89,000,000 (the “Senior Loan,” and collectively with the ICON Loan, the “TMA Facility”) to acquire two additional vessels. The TMA Facility had a term of five years from the TMA Initial Closing Date. As a result of the amendment, the margin for the ICON Loan increased to 15% and repayment of the ICON Loan became subordinated to the repayment of the Senior Loan. The TMA Facility is secured by, among other things, a first priority security interest in the four vessels and TMA’s right to the collection of hire with respect to earnings from the sub-charterer related to the four vessels. As a condition to the amendment and increased size of the TMA Facility, TMA was required to cause all four platform supply vessels to be under contract by March 31, 2015. Due to TMA’s failure to meet such condition, TMA was in technical default and in payment default while available cash was swept by the Senior Lender and applied to the Senior Loan in accordance with the loan agreement. As a result, the principal balance of the Senior Loan amortized at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. Our Managing Trustee continued to assess the collectability of the note receivable at each reporting date as TMA's credit quality slowly deteriorated and the fair market value of the collateral continued to decrease. During the three months ended June 30, 2017, our Managing Trustee believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Managing Trustee met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we had a second priority security interest, our Managing Trustee determined to record a credit loss of $10,500,000 during the three months ended September 30, 2017.

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

On January 5, 2018, ICON, the Senior Lender and TMA executed all definitive agreements including, without limitation, the second amended and restated term loan credit facility agreement in connection with the restructuring of the TMA Facility

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

(the “Second Amendment”). Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan would amortize at a faster rate, at which time ICON would become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its aggregate notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $6,000,000, which represented our share of the total additional commitment to TMA, and our note and interest receivables due from TMA were reduced to $15,000,000. As of January 5, 2018, of our $6,000,000 additional commitment to TMA, (a) $2,700,000 represented our 75% share of the fair value of the 12.5% equity interest in two affiliates of TMA (see Note 8), which was based on an independent third-party valuation and (b) the remaining $3,300,000 represented an additional loan to TMA. As a result of this restructuring, during the three months ended March 31, 2018, we wrote off the allowance for credit loss of $15,690,944 related to TMA, of which $6,388,005 was previously reserved against the accrued interest receivable and $9,302,939 was previously reserved against the current portion of our net investment in note receivable. In addition, we also wrote off the corresponding $6,388,005 accrued interest receivable. In accordance with the Second Amendment, our restructured loan of $15,000,000 bears interest at a rate of 12% per year and is scheduled to mature on January 5, 2021. The amended TMA Facility is secured by substantially the same collateral that secured the TMA Facility prior to the restructuring.
On June 12, 2018, all of TMA’s obligations to the Senior Lender and all amounts payable under the Senior Loan were satisfied in full. As a result, ICON became the agent and senior lender and has a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels. Interest was accrued as PIK interest until the Senior Loan was satisfied in full. Upon satisfaction of the Senior Loan, (i) $790,000 of PIK interest was reclassified to principal; and (ii) the ICON Loan is being amortized at 25% per year and together with interest, is payable quarterly in arrears. On July 5, 2018, we extended the due date of certain payments from TMA for an additional 15 days for a fee of $22,500. Such payments were thereafter timely received from TMA. On October 4, 2018, we extended the due date of the quarterly interest and principal payments from TMA for an additional 20 days for a fee of $30,000. The fee was timely received, but the quarterly interest and principal payments were not received from TMA until November 9, 2018.
As of December 31, 2018 and 2017, our net investment in note receivable related to TMA was $14,623,333 and $11,700,000, respectively. In addition, as of December 31, 2017, we had an accrued interest receivable related to TMA of $6,388,005, which had been fully reserved, resulting in a net carrying value of $0. For the years ended December 31, 2018 and 2017, we recognized finance income of $1,907,625 and $667,672, respectively, of which no amount was recognized on a cash basis.

Credit loss allowance activities for the years ended December 31, 2018 and 2017 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2016	$—
Provisions	15,690,944
Write-offs, net of recoveries	—
Allowance for credit loss as of December 31, 2017	$15,690,944
Provisions (unaudited)	—
Write-offs, net of recoveries (unaudited)	(15,690,944)
Allowance for credit loss as of December 31, 2018 (unaudited)	$—

(4)      Net Investment in Finance Leases
As of December 31, 2018 and 2017, we had no net investment in finance leases on non-accrual status and no net investment in finance leases that was past due 90 days or more and still accruing.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

Net investment in finance leases consisted of the following:

	December 31,
	2018	2017
	(unaudited)
Minimum rents receivable	$—	$45,640,500
Initial direct costs	—	636,338
Unearned income	—	(13,366,520)
Net investment in finance leases	—	32,910,318
Less: current portion of net investment in finance leases	—	2,677,965
Net investment in finance leases, less current portion	$—	$30,232,353

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

Mining Equipment

On March 4, 2014, a joint venture owned 60% by us, 15% by Fund Fourteen, 15% by Fund Fifteen and 10% by ICON ECI Fund Sixteen Liquidating Trust (formerly, ICON ECI Fund Sixteen) (“Fund Sixteen”), an entity also managed by our Managing Trustee, purchased mining equipment from an affiliate of Blackhawk Mining, LLC (“Blackhawk”). Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of $25,359,446 was funded by $17,859,446 in cash and $7,500,000 of non-recourse long-term debt. On July 21, 2017, Blackhawk satisfied its remaining lease obligations by making a prepayment of $7,753,666. As a result, we recognized finance income of $353,373.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

(5)      Leased Equipment at Cost
Leased equipment at cost consisted of the following:

	December 31,
	2018	2017
	(unaudited)
Offshore oil field services equipment	$—	$21,055,357
Leased equipment at cost	—	21,055,357
Less: accumulated depreciation	—	8,055,357
Leased equipment at cost, less accumulated depreciation	$—	$13,000,000

Depreciation expense was $310,164 and $2,926,149 for the years ended December 31, 2018 and 2017, respectively.

Offshore Supply Vessel
On June 12, 2014, ICON Radiance Pte. Ltd. (“ICON Radiance”), which is wholly-owned by a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen, purchased an offshore supply vessel from Pacific Crest Pte. Ltd. (“Pacific Crest”) for $40,000,000. Simultaneously, the vessel was bareboat chartered to Pacific Crest for ten years. The vessel was acquired for approximately $12,000,000 in cash, $26,000,000 of financing through a senior secured loan from DVB Asia and $2,000,000 of financing through a subordinated, non-interest-bearing seller’s credit. Since July 2017, Pacific Crest failed to make its monthly charter payments and our Managing Trustee was advised in July 2017 that Pacific Crest was engaged in discussions with its lenders regarding a potential restructuring of its outstanding debt obligations. As a result, we performed an impairment test on the vessel. Based on such test, we recorded an impairment loss of $14,661,525 during the three months ended June 30, 2017. In addition, our Managing Trustee determined to reduce the estimated residual value from $15,300,000 to $13,000,000. As a result of the impairment loss and the change in residual value, our monthly depreciation decreased by $148,279, effective July 1, 2017. In addition, commencing July 1, 2017, we ceased recognizing rental income on the lease.

As part of our annual assessment of asset impairment, our Managing Trustee obtained third-party valuations related to the offshore supply vessel. Based on such valuations, our Managing Trustee concluded that an impairment existed and as a result, we recorded an additional impairment loss of $4,633,705 during the three months ended December 31, 2017. The fair market value of the vessel was based on third-party valuations using a combination of the market approach and the income approach. As a result of the impairment loss and the change in residual value, our monthly depreciation decreased by an additional $18,531, effective January 1, 2018.

On April 20, 2018, we and DVB Asia entered into an agreement (the “DVB Asia Agreement”) under which the parties agreed (i) to cooperate to market and sell the offshore supply vessel, (ii) on the application of any future payments that may be received by us from Pacific Crest and/or Pacific Radiance Ltd. (“Pacific Radiance”), the guarantor of Pacific Crest’s obligations under the bareboat charter related to the vessel, in settlement of all obligations and liabilities of Pacific Crest and Pacific Radiance under the bareboat charter and the guaranty, respectively, and (iii) on the application of the sale proceeds from any future sale of the vessel. On December 18, 2018, we and DVB Asia entered into an addendum to the DVB Asia Agreement (the “DVB Asia Addendum”) under which we agreed to continue providing certain administrative and operational services related to the vessel until the earlier of the sale of the vessel and March 14, 2019. DVB Asia agreed to reimburse us (a) for such administrative services in an amount not to exceed $16,500, and (b) for all operational and technical management costs related to the vessel.
On May 14, 2018, we entered into a settlement agreement with Pacific Crest, Pacific Radiance and DVB Asia under which, among other things, (i) the parties agreed to terminate the bareboat charter and we released Pacific Crest and Pacific Radiance from all obligations and liabilities under the bareboat charter and the guaranty, respectively, in each case upon our receipt of a $1,000,000 payment from Pacific Crest, a portion of which was used to make a partial repayment on the outstanding debt to DVB Asia; (ii) the parties agreed to cooperate to market and sell the offshore supply vessel; and (iii) Pacific Crest released us from our obligation to repay the seller's credit and Pacific Crest continued to maintain the vessel in its then current condition until December 15, 2018. Effective December 16, 2018, we engaged the existing ship

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

management company for the vessel, with costs to be reimbursed by DVB Asia under the DVB Asia Addendum. On May 18, 2018, we received the $1,000,000 payment from Pacific Crest, of which (a) we were allocated $566,667, and (b) the remaining $433,333, net of any reimbursement from DVB Asia pursuant to the DVB Asia Agreement and the DVB Asia Addendum, was applied toward the repayment of the outstanding non-recourse debt to DVB Asia. As a result, we recognized $1,000,000 of rental income as part of this arrangement.
On May 16, 2018, Pacific Radiance and its subsidiaries (including Pacific Crest) made applications to the Singapore High Court seeking interim protection against legal proceedings and other claims as they seek to restructure their outstanding debt obligations with stakeholders. On June 11, 2018, the Court granted such protection to Pacific Radiance and its subsidiaries (including Pacific Crest) until December 2018, which was further extended to April 18, 2019.
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

As a result of the termination of the bareboat charter, we reclassified the offshore supply vessel from leased equipment at cost to vessel on our consolidated balance sheet as of June 30, 2018 at the then net carrying value of $5,400,000. During the remainder of 2018, we continued to work with DVB Asia, Pacific Crest and Pacific Radiance to identify sale opportunities and on December 11, 2018, we signed a memorandum of agreement to sell the vessel to a third-party purchaser, subject to satisfaction of closing conditions (see Note 6). Based on offers received from potential purchasers through prior negotiations, and the agreed upon purchase price pursuant to the memorandum of agreement, our Managing Trustee performed impairment tests and concluded that we should record an aggregate impairment loss of $10,611,836 during 2018.

As of December 31, 2018, the vessel met the criteria to be classified as asset held for sale on our consolidated balance sheet (see Note 6).

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

(6)       Assets Held for Sale
Accommodation and Work Barge

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
December 31, 2018 (unaudited)
and December 31, 2017

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

On July 27, 2016, Swiber Holdings filed a petition in Singapore to wind up and liquidate the company. On July 29, 2016, Swiber Holdings withdrew its petition for winding up and liquidation and submitted an application for court-supervised judicial management. On November 28, 2016, Swiber Offshore filed an application for voluntary winding up and liquidation in Singapore. Our Managing Trustee engaged in discussions with the court-appointed judicial manager of Swiber Holdings to, among other things, communicate our intention to sell the barge. During the three months ended December 31, 2016, our Managing Trustee commenced the process of marketing the barge for sale and the barge met the criteria to be classified as asset held for sale on our consolidated balance sheet as of December 31, 2016. As a result of (i) Swiber Offshore’s and Swiber Holdings’ default on their respective obligations under the charter and the guaranty, respectively, (ii) Swiber Offshore and Swiber Holdings being subject to voluntary winding up and judicial management proceedings, respectively, (iii) a decrease in the fair market value of the Swiber Chateau and (iv) the barge being classified as asset held for sale as of December 31, 2016, we recorded an aggregate impairment loss of $15,493,643 during the year ended December 31, 2016, of which $8,706,972 was allocated to Swiber to reduce the balance of the noncontrolling interest in the joint venture to zero after taking into account the Preferred Equity Interest.

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

For the year ended December 31, 2017, pre-tax loss associated with the Swiber Chateau was $522,716, of which pre-tax loss attributable to us was $522,716.

Offshore Supply Vessel

On December 11, 2018, we signed a memorandum of agreement to sell the offshore supply vessel previously leased to Pacific Crest to a third-party purchaser (see Note 5). The vessel met the criteria to be classified as asset held for sale resulting in (i) a reclassification from vessel to asset held for sale on our consolidated balance sheet as of December 31, 2018 and (ii) no further deprecation would be recorded on the vessel. As of December 31, 2018, the net carrying value of the vessel was $2,078,000, and the principal balance of our non-recourse debt and related interest payable associated with the vessel was $18,315,800 and $1,047,260, respectively.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

Upon the satisfaction of all closing conditions, on March 11, 2019, we sold the vessel to the third-party purchaser for $2,300,000 in accordance with the memorandum of agreement. No significant gain or loss was recognized as a result of the sale. However, we recognized a gain on extinguishment of debt of approximately $16,500,000 in March 2019 by using the net sale proceeds to settle our non-recourse debt obligations with DVB Asia related to the vessel.

For the years ended December 31, 2018 and 2017, pre-tax loss of ICON Radiance was $9,534,077 and $19,611,454, respectively, of which pre-tax loss attributable to us was $7,150,558 and $14,710,465, respectively.

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

During 2015, JAC experienced liquidity constraints as a result of a general economic slow-down in China and India, which led to lower demand from such countries, as well as the price decline of energy and other commodities. As a result, JAC’s manufacturing facility ceased operations and JAC was not able to service interest payments under the loan and the facility. After failed efforts (i) by JAC to timely commence a tolling arrangement with its suppliers and (ii) by JAC’s stakeholders to agree on a restructuring plan, JAC entered receivership on September 28, 2015. Commencing with the three months ended June 30, 2015 and on a quarterly basis thereafter, our Managing Trustee reassessed the collectability of the loan and facility and the joint ventures recorded an aggregate credit loss of $70,396,746 related to JAC during 2015 and 2016 based on our Managing Trustee’s quarterly collectability analyses, of which our share was $16,330,716. During the fourth quarter of 2016, the Receiver formally commenced the process of marketing JAC’s manufacturing facility for sale. As of December 31, 2016, the outstanding balance of the loan and facility due from JAC was fully reserved, resulting in a net investment in notes receivable held by the joint ventures of $0 and our total investment in the joint ventures of $0.

On September 12, 2017, our Managing Trustee received a formal notice from the Receiver notifying us that on August 28, 2017, the Receiver concluded a sale of substantially all of the assets of JAC (including the manufacturing facility) to a third party and confirmed that no sales proceeds would be distributed to the subordinated lenders, including the joint ventures. As a result, the joint ventures wrote off an aggregate credit loss reserve and corresponding balances related to the loan and the facility of $70,396,746 during 2017. The joint ventures did not recognize any finance income related to JAC for the year ended December 31, 2017.

(8)    Investment in Cost-Method Investees

As part of the restructuring of our note receivable with TMA, two joint ventures owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen acquired a 12.5% equity interest in two affiliates of TMA. In proportion to our share of the ICON Loan, our share of such equity interest in these two entities is 9.375%. Due to our ownership interest and that we were able to exercise significant influence over the operating and financial policies of these two affiliates of TMA, the joint ventures accounted for the investment in such equity interest under the equity method of accounting.
On June 29, 2018, ICON’s appointee to the board of directors of the two affiliates of TMA resigned as a board member and as a result, no longer participated in voting on any matter associated with the business operations of these two entities. As a result, we are no longer deemed to be able to exercise significant influence over the operating and financial policies of these two entities. The joint ventures recorded their share of losses of $298,811 from these two equity-method investees

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

through June 29, 2018 and reclassified the amount related to these two affiliates of TMA from investment in equity-method investees to investment in cost-method investees as of June 30, 2018.

(9)      Non-Recourse Long-Term Debt
As of December 31, 2018 and 2017, we had the following non-recourse long-term debt:

	December 31,
Counterparty	2018	2017	Maturity	Rate
	(unaudited)
DVB Group Merchant Bank (Asia) Ltd.	$18,315,800	$33,810,800	2021-2022	5.04%-6.1225%
Total principal outstanding on non-recourse long-term debt	18,315,800	33,810,800
Less: debt issuance costs	81,306	328,436
Total non-recourse long-term debt	18,234,494	33,482,364
Less: current portion of non-recourse long-term debt	18,234,494	22,335,800
Total non-recourse long-term debt, less current portion	$—	$11,146,564

All of our non-recourse long-term debt obligations consisted of notes payable in which the lender had a security interest in the underlying assets. If the lessee defaulted on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could have been foreclosed upon and the proceeds would have been remitted to the lender in extinguishment of that debt. As of December 31, 2018 and 2017, the total carrying value of assets subject to non-recourse long-term debt was $2,078,000 and $45,910,318, respectively.

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

On March 21, 2014, a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen financed the acquisition of the EPIC Vessels by entering into a non-recourse loan agreement with DVB Asia in the amount of $24,800,000. The loan bore interest at a rate of 6.1225% per year and was scheduled to mature on March 25, 2022. On December 26, 2017, we amended the loan agreement with DVB Asia to, among other things, waive the continuing event of default as a result of a change in control of the related bareboat charter guarantor and provide for an aggregate partial prepayment of $1,240,000. On February 14, 2018, a portion of the proceeds from the sale of the EPIC Vessels was used to satisfy in full the related outstanding non-recourse long-term debt obligations to DVB Asia of $14,553,215.

On June 9, 2014, ICON Radiance financed the acquisition of an offshore supply vessel from Pacific Crest by entering into a non-recourse loan agreement with DVB Asia in the amount of $26,000,000. The senior secured loan bore interest at a rate of 5.04% per year and was scheduled to mature on June 24, 2021. On December 21, 2017, we were notified of an event of default as a result of payment defaults and non-compliance with certain financial covenants. The lender had reserved, but did not exercise, its rights under the loan agreement. As a result of such default, we classified the entire outstanding net balance of the debt of $18,234,494 under current liabilities as of December 31, 2018. On March 11, 2019, we sold the vessel to a third-party purchaser and the net sale proceeds was used to settle our non-recourse debt obligations associated with the vessel. As a result, we recognized a gain on extinguishment of debt of approximately $16,500,000 in March 2019.

At December 31, 2018, our non-recourse debt was related to the loan from DVB Asia, in which we were not in compliance, as disclosed above.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

As of December 31, 2018 and 2017, we had capitalized net debt financing costs of $81,306 and $328,436, respectively. For the years ended December 31, 2018 and 2017, we recognized interest expense of $247,130 and $129,223, respectively, related to the amortization of debt financing costs.

The aggregate maturities of non-recourse long-term debt over the next five years and thereafter were as follows at December 31, 2018:

Years Ending December 31,
2019	$18,315,800
2020	—
2021	—
2022	—
2023	—
Thereafter	—
$18,315,800

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

We paid distributions to our Managing Trustee of $64,444 and $60,608 for the years ended December 31, 2018 and 2017, respectively. Our Managing Trustee’s interest in our net loss for the years ended December 31, 2018 and 2017 was $94,644 and $303,645, respectively.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

Fees and other expenses incurred by us to our Managing Trustee or its affiliates were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2018	2017
			(unaudited)
ICON Capital, LLC	Managing Trustee	Management fees (1)	$—	$210,233
ICON Capital, LLC	Managing Trustee	Administrative expense reimbursements (1)	796,752	943,163
			$796,752	$1,153,396
(1) Amount charged directly to operations.

At December 31, 2018 and 2017, we had a net payable due to our Managing Trustee and affiliates of $246,305 and $107,406, respectively, related to administrative expense reimbursements.

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

Assets Measured at Fair Value on a Nonrecurring Basis
We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements. Our non-financial assets, such as leased equipment at cost or vessel, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. Assets classified as held for sale are required to be recorded at the lower of carrying value or fair value less any costs to sell such assets. To determine the fair value when impairment indicators exist, we utilize different valuation approaches based on transaction-specific facts and circumstances to determine fair value, including, but not limited to, discounted cash flow models and the use of comparable transactions. The valuation of our financial assets, such as notes receivable, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral.

The following tables summarize the valuation of our material non-financial assets measured at fair value on a nonrecurring basis, which is presented as of the date the impairment loss was recorded, while the carrying value of the assets is presented as of December 31, 2018 or 2017, as applicable:

	Carrying Value at	Fair Value at Impairment Date				Impairment Loss for the Year Ended December 31, 2018
	December 31, 2018	Level 1	Level 2	Level 3
Asset held for sale (unaudited)	$2,078,000	$—	$—	$2,300,000	(1)	$10,611,836

(1) There were non-recurring fair value measurements in relation to the impairment loss recorded as of June 30, 2018, September 30, 2018 and December 31, 2018 related to the offshore supply vessel. As of June 30, 2018, September 30, 2018 and December 31, 2018, the fair value was $5,400,000, $2,900,000 and $2,300,000, respectively.

	Carrying Value at	Fair Value at Impairment Date				Impairment Loss for the Year Ended December 31, 2017
	December 31, 2017	Level 1	Level 2	Level 3
Leased equipment at cost	$13,000,000	$—	$—	$13,000,000	(1)	$19,295,230

(1) There were non-recurring fair value measurements in relation to the impairment loss recorded as of June 30, 2017 and December 31, 2017 related to the offshore supply vessel on charter to Pacific Crest at the time. As of June 30, 2017 and December 31, 2017, the fair value was $18,000,000 and $13,000,000, respectively.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

Since July 2017, Pacific Crest failed to make its monthly charter payments and our Managing Trustee was advised in July 2017 that Pacific Crest was engaged in discussions with its lenders regarding a potential restructuring of its outstanding debt obligations. As a result, we performed an impairment test on the vessel. Based on such test, we recorded an impairment loss of $14,661,525 during the three months ended June 30, 2017. As of June 30, 2017, the estimated fair market value of the offshore supply vessel was based on a third-party valuation using a market approach. The estimated fair market value was based on inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3. As part of our annual assessment of asset impairment, our Managing Trustee obtained third-party valuations related to the offshore supply vessel. Based on such valuations, our Managing Trustee concluded that an impairment existed and as a result, recorded an additional impairment loss of $4,633,705 during the three months ended December 31, 2017. The fair market value of the vessel was based on third-party valuations using a combination of the market approach and the income approach. During the three months ended June 30, 2018, we entered into an exclusivity agreement with a potential purchaser of the offshore supply vessel under which we agreed to exclusively negotiate with such potential purchaser for the sale of the vessel to permit the potential purchaser to bid on a bareboat charter that if accepted, would have employed the offshore supply vessel. The exclusivity agreement expired without proceeding with a sale of the vessel. During the three months ended June 30, 2018, we continued to work with DVB Asia, Pacific Crest and Pacific Radiance to market the vessel for sale and were in negotiations with another potential purchaser. Based on the purchase offers received, our Managing Trustee concluded that there was an indication that the then net carrying value of the vessel may not be recoverable. As a result, our Managing Trustee performed an impairment test on the vessel and concluded that we should record an additional impairment loss of $7,345,225 during the three months ended June 30, 2018. We continued to work with DVB Asia, Pacific Crest and Pacific Radiance to identify sale opportunities and based on negotiations with potential purchasers and the most recent purchase offer received at the time, our Managing Trustee concluded that there was an indication that the net carrying value of the vessel may not be recoverable. As a result, our Managing Trustee performed an impairment test and concluded that we should record an additional impairment loss of $2,458,845 for the three months ended September 30, 2018. On December 11, 2018, we signed a memorandum of agreement to sell the vessel to a third-party purchaser. Our Managing Trustee determined that the vessel met the criteria to be classified as asset held for sale resulting in a reclassification from vessel to asset held for sale on our consolidated balance sheet as of December 31, 2018. As a result, we recorded an additional impairment loss of $807,766 during the three months ended December 31, 2018 to write down the offshore supply vessel to its estimated fair value less cost to sell in accordance with U.S. GAAP. The carrying value of such asset held for sale of $2,078,000 represented the estimated fair market value of the offshore supply vessel of $2,300,000 less cost to sell. As of June 30, 2018, September 30, 2018 and December 31, 2018, the estimated fair market value of the offshore supply vessel was derived from the income approach, the market approach and/or the agreed upon sale price using the most recent relevant information that was available at the time of assessment. The estimated fair market value was based on inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3.

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
December 31, 2018 (unaudited)
and December 31, 2017

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

The estimated fair value of our fixed-rate note receivable was based on the discounted value of future cash flows related to the loan at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The estimated fair value of our fixed-rate non-recourse debt approximated the amount paid to the lender to settle the debt obligations subsequent to December 31, 2018.

	December 31, 2018
	(unaudited)
	Carrying Value	Fair Value (Level 3)
Principal outstanding on fixed-rate note receivable	$14,623,333	$14,952,358

Principal outstanding on fixed-rate non-recourse debt	$18,315,800	$3,200,000

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

For the year ended December 31, 2018, we had two lessees and one borrower that accounted for 100% of our rental and finance (loss) income. For the year ended December 31, 2017, we had four lessees that accounted for 92.3% of our rental and finance (loss) income. No other lessees or borrowers accounted for more than 10% of our rental and finance (loss) income.

As of December 31, 2018, we had one borrower that accounted for 51.9% of total assets.

As of December 31, 2017, we had two lessees and one borrower that accounted for 79.2% of total assets.

As of December 31, 2018 and 2017, we had one lender that accounted for 93.1% and 77.4% of total liabilities, respectively.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

(13) Income Taxes

Upon the transfer of all assets and liabilities of the LLC to the Liquidating Trust, we were subject to taxation as a liquidating trust. During 2018, the Trust Agreement was amended to clarify that we will be taxed as a partnership for federal and state income tax purposes in 2018 and thereafter. Therefore, no provision for federal and state income taxes has been recorded since the liability for such taxes is the responsibility of each of the individual beneficial owners rather than our business as a whole. We are potentially subject to UBT, which is imposed on unincorporated trade or business operating in New York City. The UBT is imposed for each taxable year at a rate of 4% of taxable income allocated to New York City. We use the asset and liability method of accounting for the UBT. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is determined that it is more likely than not that the deferred tax assets will not be realized.

Deferred tax assets are comprised of the following:

	Years Ended December 31,
	2018	2017
	(unaudited)
Deferred tax assets:
Net operating loss carryforwards	$707,203	$—
Valuation allowance	(707,203)	—
Total net deferred tax assets	$—	$—
As of December 31, 2018, the net operating losses generated during 2018 from UBT are available to offset only 80% of taxable income each year with indefinite carryforward periods.

During 2018, we reached a settlement with the City of New York Department of Finance related to its UBT audit for the 2011 tax year. We are currently under examination for the 2012 to 2016 tax years. The tax years after 2016 remain open for examination. We have provided for such UBT taxes related to the years open for examination, including amounts covering interest and penalties, where applicable. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

(14)    Geographic Information
Geographic information for revenue, long-lived assets and other assets deemed relatively illiquid, based on the country of origin, was as follows:

	Year Ended December 31, 2018
	(unaudited)
	North America	Asia	Vessels(a)	Total
Revenue:
Finance loss	$—	$—	$(417,815)	$(417,815)
Rental income	$—	$—	$1,000,000	$1,000,000
Loss from investment in joint ventures and equity-method investees	$—	$—	$(298,811)	$(298,811)

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

	At December 31, 2018
	(unaudited)
	North America	Asia	Vessels(a)	Total
Long-lived assets:
Net investment in notes receivable	$—	$—	$14,623,333	$14,623,333
Asset held for sale	$—	$—	$2,078,000	$2,078,000
Investment in cost-method investees	$—	$—	$3,301,189	$3,301,189

	Year Ended December 31, 2017
	North America	Asia	Vessels(a)	Total
Revenue:
Finance income	$1,085,700	$—	$3,521,883	$4,607,583
Rental income	$1,624,541	$—	$2,466,746	$4,091,287
Income (loss) from investment in joint ventures	$888	$(6,959)	$—	$(6,071)

	At December 31, 2017
	North America	Asia	Vessels(a)	Total
Long-lived assets:
Net investment in notes receivable	$—	$—	$11,700,000	$11,700,000
Net investment in finance leases	$—	$—	$32,910,318	$32,910,318
Leased equipment at cost, net	$—	$—	$13,000,000	$13,000,000

(a) Vessels are generally free to trade worldwide.

(15)    Commitments and Contingencies
At the time we acquire or divest of our interest in an equipment lease or other financing transaction, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. Our Managing Trustee believes that any liability of ours that may arise as a result of any such indemnification obligations may or may not have a material adverse effect on our consolidated financial condition or results of operations as a whole. In addition, we may be potentially subject to claims from a previous lessee, which would not result in a material adverse effect on our consolidated financial condition or results of operations taken as a whole. At times we may seek to enforce our rights under a personal guaranty in order to collect amounts from the guarantor that are owed to us by a defaulting borrower or lessee. Gain contingencies may arise from enforcement of such guaranty, but are not recognized until realizable. We are currently seeking to recover a judgment issued in our favor against a guarantor covering amounts owed to us related to a lease with MWU Universal, Inc. and certain of its subsidiaries.

In connection with certain debt obligations, we are required to maintain restricted cash accounts with certain banks. At December 31, 2018, we had restricted cash of $1,194,424.

(16)    Income Tax Reconciliation (unaudited)
At December 31, 2018 and 2017, the beneficial owners’ equity included in the consolidated financial statements totaled $11,701,313 and $27,610,201, respectively. The beneficial owners’ equity for federal income tax purposes at December 31, 2018 and 2017 totaled $19,033,044 and $61,341,114, respectively. The difference arises primarily from sales and offering expenses reported as a reduction in the additional beneficial owner equity accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in credit loss, state income tax, and taxable income or loss attributable to noncontrolling interests and from joint ventures, between financial reporting purposes and federal income tax purposes.

ICON Leasing Fund Twelve Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

The following table reconciles net loss attributable to us for financial statement reporting purposes to net loss attributable to us for federal income tax purposes:

	Years Ended December 31,
	2018	2017
Net loss attributable to Fund Twelve Liquidating Trust per consolidated financial statements	$(9,464,442)	$(30,364,456)
Taxable income (loss) from joint ventures	10,256,797	(5,257,755)
Taxable loss attributable to noncontrolling interests	(2,819,460)	(4,004,616)
Credit loss	(15,690,944)	15,690,944
State income tax	(190,979)	347,732
Other	(138,148)	(7,891)
Net loss attributable to Fund Twelve Liquidating Trust for federal income tax purposes	$(18,047,176)	$(23,596,042)

Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2018, our Managing Trustee carried out an evaluation, under the supervision and with the participation of the management of our Managing Trustee, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Trustee’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Trustee’s disclosure controls and procedures were effective.

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

Our Managing Trustee assessed the effectiveness of its internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework” as issued in 2013.

Based on its assessment, our Managing Trustee believes that, as of December 31, 2018, its internal control over financial reporting is effective.

Changes in internal control over financial reporting
There were no changes in our Managing Trustee’s internal control over financial reporting during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Leasing Fund Twelve Liquidating Trust
(Registrant)

By: ICON Capital, LLC
(Managing Trustee of the Registrant)

March 22, 2019

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

March 22, 2019

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