Form 10-K
period 2019-12-31
ICON LEASING FUND TWELVE, LLC
filed 2020-03-17
CIK 1377848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2019

     or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-53189

ICON Leasing Fund Twelve Liquidating Trust
(Exact name of registrant as specified in its charter)

Delaware	20-5651009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)
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

Number of outstanding beneficial interests of the registrant on March 13, 2020 is 348,335.

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

ICON Leasing Fund Twelve Liquidating Trust

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Overview

Number of Beneficial Owners as of
Title of Class	March 13, 2020
Managing Trustee (as a beneficial owner)	1
Additional beneficial owners	8,740

We, at our Managing Trustee's discretion, paid monthly distributions to each of our beneficial owners beginning the first month after each such beneficial owner was admitted to the LLC through the end of our operating period, which was on April 30, 2014. During our liquidation period, we have paid and will continue to pay distributions in accordance with the terms of our Trust Agreement. We expect that distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of finance and other income from our investments. We paid distributions to our additional beneficial owners totaling $4,500,002 and $6,380,002 for the years ended December 31, 2019 and 2018, respectively. Additionally, we paid our Managing Trustee distributions of $45,455 and $64,444 for the years ended December 31, 2019 and 2018, respectively.

Our Interests are not publicly traded and there is no established public trading market for our Interests. Given that it is unlikely that any such market will develop, our Interests are generally considered illiquid. Even if an additional beneficial owner is able to sell our Interests, the price received may be less than our estimated value (“Estimated Value”) per Interest indicated below.

Our Estimated Value per Interest as of December 31, 2019 (the “Valuation Date”) has been determined to be $60.68 per Interest. The Estimated Value per Interest is based upon the estimated fair value of our assets less the estimated fair value of our liabilities as of the Valuation Date, divided by the total number of our Interests outstanding as of the Valuation Date. To the extent an investment is owned by a joint venture, we only include our share of assets and liabilities based on our ownership percentage in such joint venture. The information used to generate the Estimated Value per Interest, including, but not limited to, market information, investment and asset-level data and other information provided by third parties, was the most recent information practically available as of the Valuation Date. This Estimated Value per Interest is provided to assist (i) plan fiduciaries in fulfilling their annual valuation obligations as required by The Employee Retirement Income Security Act of 1974, as amended ("ERISA") and (ii) broker-dealers that participated in our offering of Interests in meeting their customer account statement reporting obligations as required by the Financial Industry Regulatory Authority, Inc. (“FINRA”).

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

The discount rates used ranged from 13.1% to 16.1%.

Valuation of Investment in Cost-Method Investees

The estimated fair value of our investment in cost-method investees at the Valuation Date was based on a combination of the DCF method and the sales comparison method. Under the DCF method, the discount rate reflects the risks associated with the investee and the time value of money, and was applied to the projected cash flows associated with the operations of the investee. The sum of all projected future cash flows included, but were not limited to, net operating cash flows of the investee discounted to give their present values. The estimated fair value of our investment in the other cost-method investee was based on the current fair value of the net assets of the investee derived from certain methodologies, which included the sales comparison method.

The discount rates used ranged from 13.1% to 16.1%.

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

To the extent we cannot fully liquidate the Trust and distribute remaining cash proceeds from liquidation to our beneficial owners by March 31, 2021, our next Estimated Value per Interest will be based upon our assets and liabilities as of December 31, 2020 and such value will be included in our Annual Report on Form 10-K for the year ending December 31, 2020. We intend to publish an updated Estimated Value per Interest annually in our subsequent Annual Reports on Form 10-K to the extent they are required to be filed with the Securities and Exchange Commission.

ICON Leasing Fund Twelve Liquidating Trust

(A Delaware Statutory Trust)

Consolidated Balance Sheets

(unaudited)

	December 31,
	2019	2018
Assets
Current assets:
Cash	$9,397,619	$6,696,984
Current portion of net investment in note receivable	7,997,246	3,750,000
Other current assets	49,809	278,667
Total current assets	17,444,674	10,725,651
Non-current assets:
Net investment in note receivable, less current portion	-	10,873,333
Asset held for sale	-	2,078,000
Restricted cash	-	1,194,424
Investment in cost-method investees	3,301,189	3,301,189
Total non-current assets	3,301,189	17,446,946
Total assets	$20,745,863	$28,172,597
Liabilities and Equity
Current liabilities:
Current portion of non-recourse long-term debt	$-	$18,234,494
Deferred revenue	24,693	-
Due to Managing Trustee and affiliates, net	126,698	246,305
Accrued expenses and other current liabilities	138,552	139,412
Accrued interest	-	1,047,260
Total liabilities	289,943	19,667,471
Commitments and contingencies (Note 13)
Equity:
Beneficial owners' equity:
Additional beneficial owners	22,514,614	14,664,492
Managing Trustee	(2,883,885)	(2,963,179)
Total beneficial owners' equity	19,630,729	11,701,313
Noncontrolling interests	825,191	(3,196,187)
Total equity	20,455,920	8,505,126
Total liabilities and equity	$20,745,863	$28,172,597

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust

(A Delaware Statutory Trust)

Consolidated Statements of Operations

(unaudited)

	Years Ended December 31,
	2019	2018
Revenue and other income:
Finance income (loss)	$1,539,780	$(417,815)
Rental income	-	1,000,000
Loss from investment in joint ventures and equity-method investees	-	(298,811)
Gain on sale of asset	43,386	-
Gain on extinguishment of seller's credit and interest payable	-	1,476,348
Gain on extinguishment of debt	16,340,934	-
Other income	-	101,060
Total revenue and other income	17,924,100	1,860,782
Expenses:
Administrative expense reimbursements	421,472	796,752
General and administrative	623,094	1,251,854
Interest	386,058	1,450,724
Depreciation	-	310,164
Impairment loss	-	10,611,836
Total expenses	1,430,624	14,421,330
Net income (loss)	16,493,476	(12,560,548)
Less: net income (loss) attributable to noncontrolling interests	4,018,603	(3,096,106)
Net income (loss) attributable to Fund Twelve Liquidating Trust	$12,474,873	$(9,464,442)

Net income (loss) attributable to Fund Twelve Liquidating Trust allocable to:
Additional beneficial owners	$12,350,124	$(9,369,798)
Managing Trustee	124,749	(94,644)
	$12,474,873	$(9,464,442)

Weighted average number of additional beneficial interests outstanding	348,335	348,335
Net income (loss) attributable to Fund Twelve Liquidating Trust per weighted average additional beneficial interest outstanding	$35.45	$(26.90)

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust

(A Delaware Statutory Trust)

Consolidated Statements of Changes in Equity

(unaudited)

	Beneficial Owners' Equity
	Additional Beneficial Interests	Additional Beneficial Owners	Managing Trustee	Total Beneficial Owners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	348,335	$30,414,292	$(2,804,091)	$27,610,201	$1,831,592	$29,441,793
Net loss	-	(9,369,798)	(94,644)	(9,464,442)	(3,096,106)	(12,560,548)
Distributions	-	(6,380,002)	(64,444)	(6,444,446	(2,831,673)	(9,276,119)
Investment by noncontrolling interests	-	-	-	-	900,000	900,000
Balance, December 31, 2018	348,335	14,664,492	(2,963,179)	11,701,313	(3,196,187)	8,505,126
Net income	-	12,350,124	124,749	12,474,873	4,018,603	16,493,476
Distributions	-	(4,500,002)	(45,455)	(4,545,457)	-	(4,545,457)
Investment by noncontrolling interests	-	-	-	-	2,775	2,775
Balance, December 31, 2019	348,335	$22,514,614	$(2,883,885)	$19,630,729	$825,191	$20,455,920

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust

(A Delaware Statutory Trust)

Consolidated Statements of Cash Flows

(unaudited)

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$16,493,476	$(12,560,548)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Finance loss	-	2,221,881
Interest expense	34,021	-
Loss from investment in joint ventures and equity-method investees	-	298,811
Depreciation	-	310,164
Gain on sale of asset	(43,386)	-
Interest expense from amortization of debt financing costs	15,079	247,130
Net accretion of seller's credits and other	-	92,816
Gain on extinguishment on seller's credit and interest payable	-	(1,476,348)
Gain on extinguishment of debt	(16,340,934)	-
Impairment loss	-	10,611,836
Paid-in-kind interest	-	(790,000)
Changes in operating assets and liabilities:
Collection of finance leases	-	23,333,254
Other assets	228,858	(206,140)
Accrued expenses and other current liabilities	(860)	235,793
Deferred revenue	24,693	-
Due to Managing Trustee and affiliates, net	(119,607)	138,899
Net cash provided by operating activities	291,340	22,457,548
Cash flows from investing activities:
Net proceeds from sale of vessels	2,121,386	-
Investment in note receivable, net	-	(3,300,000)
Investment in equity-method investees	-	(3,600,000)
Principal received on notes receivable	6,626,087	1,166,667
Net cash provided by (used in) investing activities	8,747,473	(5,733,333)
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(2,989,920)	(15,495,000)
Investment by noncontrolling interests	2,775	900,000
Distributions to noncontrolling interests	-	(2,831,673)
Distributions to beneficial owners	(4,545,457)	(6,444,446)
Net cash used in financing activities	(7,532,602)	(23,871,119)
Net increase (decrease) in cash and restricted cash	1,506,211	(7,146,904)
Cash and restricted cash, beginning of year	7,891,408	15,038,312
Cash and restricted cash, end of year (a)	$9,397,619	$7,891,408

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$229,798
Supplemental disclosure of non-cash investing and financing activities:
Satisfaction of seller's credit netted at sale	$-	$7,355,183

(a) The following table presents a reconciliation of cash and restricted cash to amounts reported within the consolidated balance sheets:
Cash	$9,397,619	$6,696,984
Restricted cash	-	1,194,424
Total cash and restricted cash	$9,397,619	$7,891,408

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Twelve Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

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

The Liquidating Trust is governed by a Liquidating Trust Agreement (the “Trust Agreement”) that appointed our Manager as Managing Trustee of the Liquidating Trust. Prior to the transfer of the assets and liabilities of the LLC to the Liquidating Trust, the LLC's assets included investments in ICON Radiance, LLC, ICON Siva, LLC, ICON Victorious, LLC, ICON Mauritius MI, LLC, ICON Mauritius MI II, LLC, ICON Blackhawk, LLC, ICON Murray VII, LLC and a subordinated term loan to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”). These investments, as well as all other assets and liabilities of the LLC, were transferred to the Liquidating Trust from the LLC on December 31, 2016 in order to reduce expenses and to maximize potential distributions to beneficial owners of the Liquidating Trust.  On December 31, 2016, all Shares (as defined below) were exchanged for an equal number of beneficial interests (the “Interests”) in the Liquidating Trust. As of December 31, 2019, the Liquidating Trust’s sole remaining portfolio investment was the senior secured term loan to TMA and the related equity interest in two affiliates of TMA (see Notes 3 and 6).

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

December 31, 2019

(unaudited)

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

We account for our noncontrolling interests in joint ventures where we have influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting. In such cases, our original investments are recorded at cost and adjusted for our share of earnings, losses, and distributions. Distributions received from equity method investees are accounted for under the cumulative earnings approach on our consolidated statements of cash flows. We account for investments in joint ventures where we have virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, our original investments are recorded at cost and any distributions received are recorded as revenue.  All of our investments in joint ventures are subject to our impairment review policy.

We report noncontrolling interests as a separate component of consolidated equity and net income or loss attributable to noncontrolling interests is included in consolidated net income or loss. The attribution of net income or loss between controlling and noncontrolling interests is disclosed on our accompanying consolidated statements of operations.

Net income or loss attributable to us per weighted average additional Interest outstanding is based upon the weighted average number of additional Interests outstanding during the year.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.

Our cash is held at one financial institution and at times may exceed insured limits. We have placed these funds in a high quality institution in order to minimize risk relating to exceeding insured limits.

Restricted Cash

Cash that is restricted from use in operations is generally classified as restricted cash.

Debt Financing Costs

Debt financing costs associated with a recognized debt liability were netted against the carrying amount of the related debt liability and debt financing costs associated with a line of credit arrangement were capitalized and included as other assets. Such costs were amortized to interest expense over the term of the debt instrument using the effective interest rate method.

Leased Equipment at Cost

Investments in leased equipment were stated at cost less accumulated depreciation.  Leased equipment was depreciated on a straight-line basis over the lease term, which typically ranged from 3 to 10 years, to the asset’s residual value.

ICON Leasing Fund Twelve Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

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

Lease Classification and Revenue Recognition

Each equipment lease we entered into was classified as either a sales-type lease, a direct financing lease or an operating lease, based upon the terms of each lease. The estimated residual value was a critical component of a lease and directly influenced the determination of lease classification.

For sales-type and direct financing leases, we capitalized, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease to the extent fair value of the underlying asset equaled its carrying value, less unearned income. Unearned income represented the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income was recognized as finance income over the term of the lease using the effective interest rate method. Under a sales-type lease, selling profit, if any, arising from the lease was recognized at inception, while under a direct financing lease, selling profit, if any, was deferred and included in net investment in direct financing leases.

ICON Leasing Fund Twelve Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

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

Accounting for Vessel Revenue and Expenses

Revenue generated from time charters was recognized over the term of the respective time charter agreements as service was provided. Under time charters, voyage expenses such as bunkers, port dues, cargo handling operations and brokerage commissions were paid by our customers. Vessel operating costs, including, without limitation, crewing, vessel maintenance, technical management costs and vessel insurance, were expensed by us as incurred on an accrual basis. Commercial management and technical management fees were expensed as incurred. Dry-docking costs were generally expensed as incurred as such costs primarily represented normal maintenance and repairs. To the extent dry-docking costs represented expenditures that added economic life to the vessel or improved the vessel’s efficiency, such costs were capitalized and depreciated over the life of the vessel.

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

As our financing receivables, generally notes receivable and sales-type and direct financing leases, are limited in number, our Managing Trustee is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics. Our Managing Trustee does not use a system of assigning internal risk ratings to each of our financing receivables. Rather, each financing receivable is analyzed quarterly and categorized as either performing or non-performing based on certain factors including, but not limited to, financial results, satisfying scheduled payments and compliance with financial covenants. A financing receivable is usually categorized as non-performing only when a borrower experiences financial difficulties and has failed to make scheduled payments. Our Managing Trustee then analyzes whether the financing receivable should be placed on a non-accrual status, a credit loss reserve should be established or the financing receivable should be restructured. As part of the assessment, updated collateral value is usually considered and such collateral value can be based on a third-party industry expert appraisal or, depending on the type of collateral and accessibility to relevant published guides or market sales data, internally derived fair value. Material events would be specifically disclosed in the discussion of each financing receivable held.

ICON Leasing Fund Twelve Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

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

Initial Direct Costs

We capitalized initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. We paid acquisition fees through the end of our operating period to our Managing Trustee of 3% of the purchase price of the investment made by or on our behalf, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the long-lived asset over the amount of the investment, if any.  The costs of each transaction were amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for sales-type and direct financing leases and notes receivable in our consolidated statements of operations. Costs related to leases or other financing transactions that were not consummated were expensed.

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

We have two investments that are accounted for under the cost method that do not have readily determinable fair values. We measure these investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At each reporting period, our Managing Trustee reassesses the appropriateness of this methodology for these investments and performs a qualitative assessment by considering any impairment indicators. If the qualitative assessment indicates that an investment is impaired and its fair value is less than its net carrying value, we will write down the investment to such fair value.

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

December 31, 2019

(unaudited)

Our federal, state and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the applicable taxing authorities. All penalties and interest, if any, associated with income taxes are included in general and administrative expense on our consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our Managing Trustee to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of credit loss reserves and impairment losses.  Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 implements changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the previously released revenue recognition guidance. In July 2018, FASB issued ASU No. 2018-11, Leases (“ASU 2018-11”), which provides an additional transition method by allowing companies to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, ASU 2018-11 provides lessors a practical expedient to not separate non-lease components from the associated lease component under certain circumstances. In December 2018, FASB issued ASU No. 2018-20, Leases (“ASU 2018-20”), which provides guidance and clarification with respect to lessor accounting associated with (i) certain taxes collected from lessees, (ii) certain lessor costs, and (iii) the recognition of variable payments for contracts with lease and non-lease components. We adopted ASU 2016-02, ASU 2018-11 and ASU 2018-20 on January 1, 2019 using the modified retrospective method, in which we applied the transition provisions at the beginning of the period of adoption rather than at the beginning of the earliest comparative period presented. Since we no longer had any lease arrangements as of January 1, 2019, the adoption of these lease standards did not result in a cumulative effect adjustment recognized in the opening balance of retained earnings as of January 1, 2019.

Other Recent Accounting Pronouncements

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”), which modifies the measurement of credit losses by eliminating the probable initial recognition threshold set forth in current guidance, and instead reflects an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will apply the amendments within ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The adoption of ASU 2016-13 becomes effective for us on January 1, 2023 (see below), including interim periods within that reporting period. Early adoption is permitted. The adoption of ASU 2016-13 is not expected to have a material effect on our consolidated financial statements.

In August 2018, FASB issued ASU No. 2018-13, Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements for fair value measurements. The adoption of ASU 2018-13 becomes effective for us on January 1, 2020, including interim periods within that reporting period. Early adoption is permitted. Since ASU 2018-13 only modifies disclosure requirements, this guidance is not expected to have a material effect on our consolidated financial statements.

In November 2019, FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses, Derivatives and Hedging, and Leases (“ASU 2019-10”), which defers the effective dates of three major accounting standards for certain companies. Since we are a smaller reporting company, the adoption date of ASU 2016-13 has been deferred to January 1, 2023. ASU 2019-10 had no impact on our adoption date of ASU 2016-02, ASU 2018-11 and ASU 2018-20, each of which we adopted on January 1, 2019.

ICON Leasing Fund Twelve Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

(3)	Net Investment in Note Receivable

As of December 31, 2019 and 2018, we had no net investment in note receivable on non-accrual status and no net investment in note receivable that was past due 90 days or more and still accruing.

Net investment in note receivable consisted of the following:

	December 31,
	2019	2018
Principal outstanding (1)	$7,997,246	$14,623,333
Net investment in note receivable (2)	7,997,246	14,623,333
Less: current portion of net investment in note receivable	7,997,246	3,750,000
Net investment in note receivable, less current portion	$-	$10,873,333

(1) As of December 31, 2019 and 2018, total principal outstanding related to our impaired loan was $7,997,246 and $14,623,333, respectively.

(2) As of December 31, 2019 and 2018, net investment in note receivable related to our impaired loan was $7,997,246 and $14,623,333, respectively.

On July 14, 2014, we, ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust (formerly, ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.) (“Fund Fourteen”) and ICON ECI Fund Fifteen Liquidating Trust (formerly, ICON ECI Fund Fifteen, L.P.) (“Fund Fifteen”), each an entity also managed by our Managing Trustee (collectively, “ICON”), entered into a secured term loan credit facility agreement with TMA to provide a credit facility of up to $29,000,000 (the “ICON Loan”), of which our commitment of $21,750,000 was funded on August 27, 2014 (the “TMA Initial Closing Date”). The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus a margin of 17%.  Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. On November 24, 2014, ICON entered into an amended and restated senior secured term loan credit facility agreement with TMA pursuant to which an unaffiliated third party (the “Senior Lender”) agreed to provide a senior secured term loan in the amount of up to $89,000,000 (the “Senior Loan,” and collectively with the ICON Loan, the “TMA Facility”) to acquire two additional vessels. The TMA Facility had a term of five years from the TMA Initial Closing Date. As a result of the amendment, the margin for the ICON Loan increased to 15% and repayment of the ICON Loan became subordinated to the repayment of the Senior Loan. The TMA Facility is secured by, among other things, a first priority security interest in the four vessels and TMA’s right to the collection of hire with respect to earnings from the sub-charterer related to the four vessels. As a condition to the amendment and increased size of the TMA Facility, TMA was required to cause all four platform supply vessels to be under contract by March 31, 2015. Due to TMA’s failure to meet such condition, TMA was in technical default and in payment default while available cash was swept by the Senior Lender and applied to the Senior Loan in accordance with the loan agreement. As a result, the principal balance of the Senior Loan amortized at a faster rate. In January 2016, the remaining two previously unchartered vessels commenced employment. Our Managing Trustee assessed the collectability of the note receivable at each reporting date, as applicable, as TMA's credit quality slowly deteriorated and the fair market value of the collateral decreased. During the three months ended June 30, 2017, our Managing Trustee believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Managing Trustee met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. On December 26, 2017, ICON, the Senior Lender and TMA entered into a restructuring support and lock-up agreement to commit to a restructuring of TMA’s outstanding debt obligations and to provide additional funding to TMA, subject to execution of definitive agreements (further described below). As a result of these developments and a decrease in fair market value of the collateral, in which we had a second priority interest, our Managing Trustee assessed the collectability of the note receivable and recorded an aggregate credit loss of $15,690,944 for the year ended December 31, 2017.

ICON Leasing Fund Twelve Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

On January 5, 2018, ICON, the Senior Lender and TMA executed all definitive agreements including, without limitation, the second amended and restated term loan credit facility agreement in connection with the restructuring of the TMA Facility (the “Second Amendment”). Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan would amortize at a faster rate, at which time ICON would become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its aggregate notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $6,000,000, which represented our share of the total additional commitment to TMA, and our note and interest receivables due from TMA were reduced to $15,000,000. As of January 5, 2018, of our $6,000,000 additional commitment to TMA, (a) $2,700,000 represented our 75% share of the fair value of the 12.5% equity interest in two affiliates of TMA (see Note 6), which was based on an independent third-party valuation and (b) the remaining $3,300,000 represented an additional loan to TMA. As a result of this restructuring, during the three months ended March 31, 2018, we wrote off the allowance for credit loss of $15,690,944 related to TMA, of which $6,388,005 was previously reserved against the accrued interest receivable and $9,302,939 was previously reserved against the current portion of our net investment in note receivable. In addition, we also wrote off the corresponding $6,388,005 accrued interest receivable. In accordance with the Second Amendment, our restructured loan of $15,000,000 bears interest at a rate of 12% per year and is scheduled to mature on January 5, 2021. The amended TMA Facility is secured by substantially the same collateral that secured the TMA Facility prior to the restructuring. Since the closing of the restructuring, the ICON Loan has been accounted for on an accrual basis.

On June 12, 2018, all of TMA’s obligations to the Senior Lender and all amounts payable under the Senior Loan were satisfied in full. As a result, ICON became the agent and senior lender and has a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels. Interest was accrued as PIK interest until the Senior Loan was satisfied in full. Upon satisfaction of the Senior Loan, (i) $790,000 of PIK interest was reclassified to principal; and (ii) the ICON Loan was being amortized at 25% per year and together with interest, is payable quarterly in arrears. On July 5, 2018, we extended the due date of certain payments from TMA for an additional 15 days for a fee of $22,500. Such payments were thereafter timely received from TMA. On October 4, 2018, we extended the due date of the quarterly interest and principal payments from TMA for an additional 20 days for a fee of $30,000. The fee was timely received, but the quarterly interest and principal payments were not received from TMA until November 9, 2018.

On April 5, 2019, we extended the due date of the quarterly interest and principal payments from TMA for an additional 25 days for a fee of $18,750, in which all of such payments were thereafter received from TMA on or around the extended due date. During the year ended and as of December 31, 2019, TMA was in default of its obligations under the ICON Loan and the related transaction documents due to, among other things, TMA’s breach of certain covenants. On November 26, 2019, we advised TMA that we were placing the ICON Loan in default, accelerating the repayment of all amounts payable under the ICON Loan and demanded that TMA and/or its guarantors immediately repay such amounts to us. TMA and its guarantors failed to make such payments. As a result, we have further exercised our rights under the loan agreement to (i) charge default interest on all outstanding amounts payable under the ICON Loan; and (ii) periodically sweep a portion of the charter payments received from the sub-charterers related to the four vessels securing the ICON Loan for the purpose of paying down all outstanding amounts owed from TMA. As of December 31, 2019, this sweeping mechanism has allowed the principal balance of the ICON Loan to amortize at a faster rate. Simultaneously, TMA is engaging in discussions with potential financing sources for a refinancing transaction that could enable TMA to repay the ICON Loan.

As of December 31, 2019 and 2018, our net investment in note receivable related to TMA was $7,997,246 and $14,623,333, respectively. For the years ended December 31, 2019 and 2018, we recognized finance income of $1,533,566 and $1,907,625, respectively, of which no amount was recognized on a cash basis.

ICON Leasing Fund Twelve Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

Credit loss allowance activities for the years ended December 31, 2019 and 2018 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2017	$15,690,944
Provisions	-
Write-offs, net of recoveries	(15,690,944)
Allowance for credit loss as of December 31, 2018	$-
Provisions	-
Write-offs, net of recoveries	-
Allowance for credit loss as of December 31, 2019	$-

(4)	Net Investment in Finance Leases

As of December 31, 2019 and 2018, we had no investment in finance leases.

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

(5)	Leased Equipment at Cost/Asset Held for Sale

As of December 31, 2019 and 2018, we had no leased equipment at cost. We reclassified a vessel from leased equipment at cost to asset held for sale during the year ended December 31, 2018. Such vessel was sold in March 2019, as further discussed below. For the year ended December 31, 2018, depreciation expense was $310,164.

Offshore Supply Vessel

On June 12, 2014, ICON Radiance Pte. Ltd. (“ICON Radiance”), which is wholly-owned by a joint venture owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen, purchased an offshore supply vessel from Pacific Crest Pte. Ltd. (“Pacific Crest”) for $40,000,000. Simultaneously, the vessel was bareboat chartered to Pacific Crest for ten years. The vessel was acquired for approximately $12,000,000 in cash, $26,000,000 of financing through a senior secured loan from DVB Asia and $2,000,000 of financing through a subordinated, non-interest-bearing seller’s credit. Since July 2017, Pacific Crest failed to make its monthly charter payments and our Managing Trustee was advised in July 2017 that Pacific Crest was engaged in discussions with its lenders regarding a potential restructuring of its outstanding debt obligations. As a result, commencing July 1, 2017, we ceased recognizing rental income on the lease. During the year ended December 31, 2017, we performed impairment tests on the vessel and recorded an aggregate impairment loss of $19,295,230. In addition, our Managing Trustee determined to reduce the estimated residual value of the vessel, which had resulted in reductions of monthly depreciation.

ICON Leasing Fund Twelve Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

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

On May 14, 2018, we entered into a settlement agreement with Pacific Crest, Pacific Radiance and DVB Asia under which, among other things, (i) the parties agreed to terminate the bareboat charter and we released Pacific Crest and Pacific Radiance from all obligations and liabilities under the bareboat charter and the guaranty, respectively, in each case upon our receipt of a $1,000,000 payment from Pacific Crest, a portion of which was used to make a partial repayment on the outstanding debt to DVB Asia; (ii) the parties agreed to cooperate to market and sell the offshore supply vessel; and (iii) Pacific Crest released us from our obligation to repay the seller's credit and Pacific Crest continued to maintain the vessel in its then current condition until December 15, 2018. Effective December 16, 2018, we engaged the existing ship management company for the vessel, with costs to be reimbursed by DVB Asia under the DVB Asia Addendum. On May 18, 2018, we received the $1,000,000 payment from Pacific Crest, of which (a) we were allocated $566,667, and (b) the remaining $433,333, net of any reimbursement from DVB Asia pursuant to the DVB Asia Agreement and the DVB Asia Addendum, was applied toward the repayment of the outstanding non-recourse debt to DVB Asia. As a result, we recognized $1,000,000 of rental income as part of this arrangement.

On May 16, 2018, Pacific Radiance and its subsidiaries (including Pacific Crest) made applications to the Singapore High Court seeking interim protection against legal proceedings and other claims as they sought to restructure their outstanding debt obligations with stakeholders. On June 11, 2018, the Court granted such protection to Pacific Radiance and its subsidiaries (including Pacific Crest) until December 2018, which was further extended on multiple occasions in 2019.

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

As a result of the termination of the bareboat charter, we reclassified the offshore supply vessel from leased equipment at cost to vessel on our consolidated balance sheet as of June 30, 2018 at the then net carrying value of $5,400,000. During the remainder of 2018, we continued to work with DVB Asia, Pacific Crest and Pacific Radiance to identify sale opportunities. On December 11, 2018, we signed a memorandum of agreement to sell the vessel to a third-party purchaser, subject to satisfaction of closing conditions. Our Managing Trustee assessed and concluded that the vessel met the criteria to be classified as asset held for sale resulting in (i) a reclassification from vessel to asset held for sale on our consolidated balance sheet as of December 31, 2018 and (ii) no further deprecation would be recorded on the vessel. Based on offers received from potential purchasers through prior negotiations, and the agreed upon purchase price pursuant to the memorandum of agreement, our Managing Trustee performed impairment tests and determined to record an aggregate impairment loss of $10,611,836 during the year ended December 31, 2018. As of December 31, 2018, the net carrying value of the vessel was $2,078,000, and the principal balance of our non-recourse debt and related interest payable associated with the vessel was $18,315,800 and $1,047,260, respectively.

Upon the satisfaction of all closing conditions, on March 11, 2019, we sold the vessel to the third-party purchaser for $2,300,000 in accordance with the memorandum of agreement and incurred selling costs of $178,614. We recorded a gain of $43,386 as a result of the sale. In addition, we recognized a gain on extinguishment of debt of $16,340,934 in May 2019 by using the net sale proceeds and remaining cash held by the joint venture to settle our non-recourse debt obligations with DVB Asia related to the vessel (see Note 7).

ICON Leasing Fund Twelve Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

For the years ended December 31, 2019 and 2018, pre-tax income (loss) of ICON Radiance was $15,998,230 and ($9,534,077), respectively, of which pre-tax income (loss) attributable to us was $11,998,673 and ($7,150,558), respectively.

(6)	Investment in Cost-Method Investees

As part of the restructuring of our note receivable with TMA in January 2018, two joint ventures owned 75% by us, 12.5% by Fund Fourteen and 12.5% by Fund Fifteen acquired a 12.5% equity interest in two affiliates of TMA. In proportion to our share of the ICON Loan, our share of such equity interest in these two entities is 9.375%. Due to our ownership interest and that we were able to exercise significant influence over the operating and financial policies of these two affiliates of TMA, the joint ventures accounted for the investment in such equity interest under the equity method of accounting.

On June 29, 2018, ICON’s appointee to the board of directors of the two affiliates of TMA resigned as a board member and as a result, no longer participated in voting on any matter associated with the business operations of these two entities. As a result, we are no longer deemed to be able to exercise significant influence over the operating and financial policies of these two entities. The joint ventures recorded their share of losses of $298,811 from these two equity-method investees through June 29, 2018 and reclassified the amount related to these two affiliates of TMA from investment in equity-method investees to investment in cost-method investees as of June 30, 2018. As of December 31, 2019 and 2018, these investments in cost-method investees totaling $3,301,189 do not have readily determinable fair values. As of December 31, 2019 and 2018, our Managing Trustee performed qualitative assessments and considered the fair values of these investments provided by a third-party valuation firm and concluded that no impairment loss should be recorded as of December 31, 2019 or 2018.

(7)	Non-Recourse Long-Term Debt

As of December 31, 2019, we had no non-recourse long-term debt. As of December 31, 2018, we had the following non-recourse long-term debt:

Counterparty	December 31, 2018	Maturity	Rate
DVB Group Merchant Bank (Asia) Ltd.	$18,315,800	2021	5.04%
Total principal outstanding on non-recourse long-term debt	18,315,800
Less: debt issuance costs	81,306
Total non-recourse long-term debt	18,234,494
Less: current portion of non-recourse long-term debt	18,234,494
Total non-recourse long-term debt, less current portion	$-

All of our non-recourse long-term debt obligations consisted of notes payable in which the lender had a security interest in the underlying assets. If the lessee defaulted on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could have been foreclosed upon and the proceeds would have been remitted to the lender in extinguishment of that debt. As of December 31, 2018, the net carrying value of a vessel and restricted cash subject to non-recourse long-term debt were $2,078,000 and $1,194,424, respectively.

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

On June 9, 2014, ICON Radiance financed the acquisition of an offshore supply vessel from Pacific Crest by entering into a non-recourse loan agreement with DVB Asia in the amount of $26,000,000. The senior secured loan bore interest at a rate of 5.04% per year and was scheduled to mature on June 24, 2021. On December 21, 2017, we were notified of an event of default as a result of payment defaults and non-compliance with certain financial covenants. The lender had reserved, but did not exercise, its rights under the loan agreement. As a result of such default, we classified the entire outstanding net balance of the debt of $18,234,494 under current liabilities as of December 31, 2018. On March 11, 2019, we sold the vessel to a third-party purchaser, but the debt obligations were not settled until May 16, 2019 when the joint venture remitted its remaining cash on hand of $2,989,920, inclusive of the net sale proceeds from the vessel, to pay down a portion of the outstanding debt obligations, with DVB Asia forgiving the joint venture’s repayment of the remaining outstanding debt obligations. As a result, we recognized a gain on extinguishment of debt of $16,340,934, inclusive of the write-off of the remaining debt financing costs of $66,227, during the year ended December 31, 2019.

ICON Leasing Fund Twelve Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

As of December 31, 2018, we had capitalized net debt financing costs of $81,306. For the years ended December 31, 2019 and 2018, we recognized interest expense of $15,079 and $247,130, respectively, related to the amortization of debt financing costs.

(8)	Transactions with Related Parties

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

We paid distributions to our Managing Trustee of $45,455 and $64,444 for the years ended December 31, 2019 and 2018, respectively. Our Managing Trustee’s interest in our net income (loss) for the years ended December 31, 2019 and 2018 was $124,749 and ($94,644), respectively.

Fees and other expenses incurred by us to our Managing Trustee or its affiliates were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2019	2018
ICON Capital, LLC	Managing Trustee	Administrative expense reimbursements (1)	$421,472	$796,752

(1) Amount charged directly to operations.

At December 31, 2019 and 2018, we had a net payable due to our Managing Trustee and affiliates of $126,698 and $246,305, respectively, related to administrative expense reimbursements.

ICON Leasing Fund Twelve Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

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

The following table summarizes the valuation of our material non-financial assets measured at fair value on a nonrecurring basis, which is presented as of the date the impairment loss was recorded, while the carrying value of the assets is presented as of December 31, 2018:

					Impairment Loss
	Carrying Value at	Fair Value at Impairment Date			for the Year Ended
	December 31, 2018	Level 1	Level 2	Level 3	December 31, 2018
Asset held for sale	$2,078,000	$—	$—	$2,300,000(1)	$10,611,836

(1) There were non-recurring fair value measurements in relation to the impairment loss recorded as of June 30, 2018, September 30, 2018 and December 31, 2018 related to the offshore supply vessel. As of June 30, 2018, September 30, 2018 and December 31, 2018, the fair value was $5,400,000, $2,900,000 and $2,300,000, respectively.

Since July 2017, Pacific Crest failed to make its monthly charter payments and our Managing Trustee was advised in July 2017 that Pacific Crest was engaged in discussions with its lenders regarding a potential restructuring of its outstanding debt obligations. During the year ended December 31, 2017, we performed impairment tests on the vessel and recorded an aggregate impairment loss of $19,295,230. We continued to assess and perform impairment tests during 2018 to the extent any impairment indicators were identified. During the three months ended June 30, 2018, we entered into an exclusivity agreement with a potential purchaser of the offshore supply vessel under which we agreed to exclusively negotiate with such potential purchaser for the sale of the vessel to permit the potential purchaser to bid on a bareboat charter that if accepted, would have employed the offshore supply vessel. The exclusivity agreement expired without proceeding with a sale of the vessel. During the three months ended June 30, 2018, we continued to work with DVB Asia, Pacific Crest and Pacific Radiance to market the vessel for sale and were in negotiations with another potential purchaser. Based on the purchase offers received, our Managing Trustee concluded that there was an indication that the then net carrying value of the vessel may not be recoverable. As a result, our Managing Trustee performed an impairment test on the vessel and concluded that we should record an additional impairment loss of $7,345,225 during the three months ended June 30, 2018. We continued to work with DVB Asia, Pacific Crest and Pacific Radiance to identify sale opportunities and based on negotiations with potential purchasers and the most recent purchase offer received at the time, our Managing Trustee concluded that there was an indication that the then net carrying value of the vessel may not be recoverable. As a result, our Managing Trustee performed an impairment test and concluded that we should record an additional impairment loss of $2,458,845 for the three months ended September 30, 2018. On December 11, 2018, we signed a memorandum of agreement to sell the vessel to a third-party purchaser. Our Managing Trustee determined that the vessel met the criteria to be classified as asset held for sale resulting in a reclassification from vessel to asset held for sale on our consolidated balance sheet as of December 31, 2018. As a result, we recorded an additional impairment loss of $807,766 during the three months ended December 31, 2018 to write down the offshore supply vessel to its estimated fair value less cost to sell in accordance with U.S. GAAP. The carrying value of such asset held for sale of $2,078,000 represented the estimated fair market value of the offshore supply vessel of $2,300,000 less cost to sell. As of June 30, 2018, September 30, 2018 and December 31, 2018, the estimated fair market value of the offshore supply vessel was derived from the income approach, the market approach and/or the agreed upon sale price using the most recent relevant information that was available at the time of assessment. The estimated fair market value was based on inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3.

ICON Leasing Fund Twelve Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

On March 11, 2019, we sold the vessel to a third-party purchaser for $2,300,000 and recorded a gain on sale of asset of $43,386.

Assets and Liabilities for which Fair Value is Disclosed

Our fixed-rate note receivable, for which fair value is required to be disclosed, was valued using inputs that are generally unobservable and supported by little or no market data and are therefore classified within Level 3. Under U.S. GAAP, we use projected cash flows for fair value measurements of these financial assets. Fair value information with respect to certain of our other assets and liabilities is not separately provided since the carrying value of financial assets and liabilities approximates fair value due to their short-term maturities.

The estimated fair value of our fixed-rate note receivable was based on the discounted value of future cash flows related to the loan at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables.

	December 31, 2019
	Carrying Value	Fair Value (Level 3)
Principal outstanding on fixed-rate note receivable	$7,997,246	$8,357,091

(10)	Concentrations of Risk

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

At times, our cash may exceed insured limits. We have placed these funds in a high-quality institution in order to minimize the risk of loss relating to exceeding insured limits.

For the year ended December 31, 2019, we had one borrower that accounted for 99.6% of our finance income. For the year ended December 31, 2018, we had two lessees and one borrower that accounted for 100% of our rental and finance income (loss). No other lessees or borrowers accounted for more than 10% of our rental and finance income (loss).

As of December 31, 2019, we had one borrower and two investments in cost-method investees that accounted for 38.5% and 15.9% of total assets, respectively.

As of December 31, 2018, we had one borrower and two investments in cost-method investees that accounted for 51.9% and 11.7% of total assets, respectively.

(11)	Income Taxes

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

ICON Leasing Fund Twelve Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

Deferred tax assets are comprised of the following:

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$706,495	$707,203
Valuation allowance	(706,495)	(707,203)
Total net deferred tax assets	$-	$-

Net operating losses generated during 2018 and onwards from UBT are available to offset only 80% of taxable income each year with indefinite carryforward periods.

During 2018, we reached a settlement with the City of New York Department of Finance related to its UBT audit for the 2011 tax year. We are currently under examination for the 2012 to 2016 tax years. As of December 31, 2019, we have provided for such UBT taxes related to the tax years under examination, including amounts covering interest and penalties, where applicable. Tax years after 2016 remain open for examination. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

(12)	Geographic Information

Geographic information for revenue, long-lived assets and other assets deemed relatively illiquid, based on the country of origin, was as follows:

	Year Ended December 31, 2019
	North America	Asia	Vessels(a)	Total
Revenue:
Finance income	$-	$-	$1,539,780	$1,539,780

	At December 31, 2019
	North America	Asia	Vessels(a)	Total
Long-lived assets:
Net investment in note receivable	$-	$-	$7,997,246	$7,997,246
Investment in cost-method investees	$-	$-	$3,301,189	$3,301,189

(a) Vessels are generally free to trade worldwide

	Year Ended December 31, 2018
	North America	Asia	Vessels(a)	Total
Revenue:
Finance loss	$-	$-	$(417,815)	$(417,815)
Rental income	$-	$-	$1,000,000	$1,000,000
Loss from investment in joint ventures and equity-method investees	$-	$-	$(298,811)	$(298,811)

	At December 31, 2018
	North America	Asia	Vessels(a)	Total
Long-lived assets:
Net investment in note receivable	$-	$-	$14,623,333	$14,623,333
Asset held for sale	$-	$-	$2,078,000	$2,078,000
Investment in cost-method investees	$-	$-	$3,301,189	$3,301,189

(a) Vessels are generally free to trade worldwide

ICON Leasing Fund Twelve Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

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

(14)	Income Tax Reconciliation

At December 31, 2019 and 2018, the beneficial owners’ equity included in the consolidated financial statements totaled $19,630,729 and $11,701,313, respectively. The beneficial owners’ equity for federal income tax purposes at December 31, 2019 and 2018 totaled $5,791,902 and $19,033,044, respectively. The difference arises primarily from sales and offering expenses reported as a reduction in the additional beneficial owner equity accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in credit loss, state income tax, and taxable income or loss attributable to noncontrolling interests and from joint ventures, between financial reporting purposes and federal income tax purposes.

The following table reconciles net income (loss) attributable to us for financial statement reporting purposes to net loss attributable to us for federal income tax purposes:

	Years Ended December 31,
	2019	2018
Net income (loss) attributable to Fund Twelve Liquidating Trust per consolidated financial statements	$12,474,873	$(9,464,442)
Taxable (loss) income from joint ventures	(25,115,528)	10,256,797
Taxable income (loss) attributable to noncontrolling interests	4,018,604	(2,819,460)
Credit loss	-	(15,690,944)
State income tax	(21,005)	(190,979)
Other	26,309	(138,148)
Net loss attributable to Fund Twelve Liquidating Trust for federal income tax purposes	$(8,616,747)	$(18,047,176)

(15)	Subsequent Event

On February 14, 2020, we paid distributions to our additional beneficial owners and our Managing Trustee of $6,435,007 and $65,000, respectively.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2019, our Managing Trustee carried out an evaluation, under the supervision and with the participation of the management of our Managing Trustee, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Trustee’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Trustee’s disclosure controls and procedures were effective.

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

Our Managing Trustee assessed the effectiveness of its internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework” as issued in 2013.

Based on its assessment, our Managing Trustee believes that, as of December 31, 2019, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our Managing Trustee’s internal control over financial reporting during the year ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Leasing Fund Twelve Liquidating Trust

(Registrant)

By: ICON Capital, LLC

(Managing Trustee of the Registrant)

March 16, 2020

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

March 16, 2020

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